Form 10-Q
period 2012-01-31
Guidewire Software, Inc.
filed 2012-03-14
CIK 1528396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-35394

Guidewire Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4468504
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2211 Bridgepointe Parkway San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)

(650) 357-9100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 29, 2012, the registrant had 51,275,725 shares of common stock issued and outstanding.

Guidewire Software, Inc.

PART I – Financial Information

ITEM 1.	Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	July 31, 2011	January 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,625	$169,633
Restricted cash, current portion	2,230	3,834
Accounts receivable	23,278	34,602
Deferred tax asset, current portion	6,044	2,203
Other current assets	3,665	4,960

Total current assets	94,842	215,232
Property and equipment, net	4,455	4,264
Restricted cash, net of current portion	3,820	2,215
Deferred tax asset, net of current portion	22,073	22,073
Other assets	1,350	1,068

TOTAL ASSETS	$126,540	$244,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,317	$5,905
Accrued employee compensation	18,112	14,763
Deferred revenues, current portion	48,482	46,396
Litigation provision obligation	10,000	—
Other current liabilities	1,390	3,781

Total current liabilities	82,301	70,845
Deferred revenues, net of current portion	25,313	14,992
Other liabilities	774	241

Total liabilities	108,388	86,078
STOCKHOLDERS’ EQUITY:
Convertible preferred stock	36,500	—
Common stock	1	5
Additional paid-in capital	20,231	189,036
Accumulated other comprehensive loss	(209)	(399)
Accumulated deficit	(38,371)	(29,868)

Total stockholders’ equity	18,152	158,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,540	$244,852

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands except share and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2012	2011	2012
Revenues :
License	$20,000	$25,729	$30,153	$46,544
Maintenance	5,210	6,805	9,820	13,911
Services	17,127	22,563	37,034	47,022

Total revenues	42,337	55,097	77,007	107,477

Cost of revenues:
License	131	234	332	533
Maintenance	1,014	1,197	1,900	2,463
Services	15,276	19,310	29,381	37,235

Total cost of revenues	16,421	20,741	31,613	40,231

Gross profit :
License	19,869	25,495	29,821	46,011
Maintenance	4,196	5,608	7,920	11,448
Services	1,851	3,253	7,653	9,787

Total gross profit	25,916	34,356	45,394	67,246

Operating expenses:
Research and development	8,212	12,162	15,731	23,121
Sales and marketing	7,056	9,198	12,602	16,559
General and administrative	5,204	7,639	9,832	14,077

Total operating expenses	20,472	28,999	38,165	53,757

Income from operations	5,444	5,357	7,229	13,489
Interest income, net	75	73	112	113
Other income (expense), net	(9)	(319)	184	(635)

Income before provision for income taxes	5,510	5,111	7,525	12,967
Provision for income taxes	74	1,420	199	4,464

Net income	$5,436	$3,691	$7,326	$8,503

Net income per share:
Basic	$0.12	$0.07	$0.15	$0.19

Diluted	$0.11	$0.06	$0.14	$0.15

Shares used in computing net income per share:
Basic	14,048,030	18,433,369	13,960,587	16,499,660

Diluted	16,357,081	25,610,201	16,202,034	23,387,583

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended January 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,326	$8,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	621	1,364
Stock-based compensation	2,483	9,604
Deferred tax assets	—	3,841
Changes in operating assets and liabilities:
Accounts receivable	(5,082)	(11,565)
Prepaid expenses and other assets	(777)	(529)
Accounts payable	62	395
Accrued employee compensation	(6,332)	(3,215)
Other liabilities	(414)	(8,756)
Deferred revenues	3,043	(11,910)

Net cash provided by (used in) operating activities	930	(12,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,512)	(1,000)
Increase in restricted cash	(1,605)	—

Net cash used in investing activities	(3,117)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	281	2,497
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commission	—	123,046
Costs paid in connection with initial public offering	—	(1,689)

Net cash provided by financing activities	281	123,854

Effect of foreign exchange rate changes on cash and cash equivalents	889	(578)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,017)	110,008

CASH AND CASH EQUIVALENTS—Beginning of period	37,411	59,625

CASH AND CASH EQUIVALENTS—End of period	$36,394	$169,633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$33	$1
Cash paid for income taxes	$991	$1,142

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Unpaid offering costs	$—	$1,149
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$36,500

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Summary of Significant Accounting Policies and Estimates

Business

Guidewire Software, Inc., along with its subsidiaries (the “Company”) was incorporated under the laws of the State of Delaware on September 20, 2001. The Company provides Internet-based software platforms for core insurance operations, including underwriting and policy administration, claim management and billing. The Company’s customers include insurance carriers for property and casualty and workers’ compensation insurance. The Company has wholly owned subsidiaries in Australia, Canada, France, Germany, Hong Kong, Italy, Ireland, Japan and the United Kingdom.

The Company offers a suite of applications to enable core property and casualty (“P&C”) insurance operations comprised of the following products: PolicyCenter, ClaimCenter and BillingCenter. The Company also provides maintenance support and provides professional services to the extent requested by its customers.

Initial Public Offering

On January 30, 2012, the Company closed its initial public offering (“IPO”) whereby 10,177,500 shares of common stock were sold to the public, including the underwriters’ overallotment option of 1,327,500 shares of common stock, at a price of $13.00 per share. The Company received aggregate proceeds of approximately $123.0 million from the initial public offering, including the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3.7 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 25,357,721 shares of common stock, and outstanding warrants to purchase 69,529 shares of convertible preferred stock at $5.03 per share remain outstanding and are contractually adjusted to purchase 69,529 shares of common stock at $5.03 per share. As of January 31, 2012, the Company had 51,275,725 shares of common stock issued and outstanding.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending July 31, 2012. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s final prospectus filed with the SEC on January 25, 2012 pursuant to Rule 424(b) of the Securities Act of 1933. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended July 31, 2011 included in the Company’s final prospectus for its IPO.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, principally cash equivalents, accounts receivable, restricted cash and accounts payable approximated their fair values due to the short period of time to maturity or repayment. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

Level I—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level III—Unobservable inputs that are supported by little or no market activity, which requires the Company to develop its own assumptions.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s cash equivalents and restricted cash are classified as Level I because they are valued using quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions with investment grade ratings. The Company markets its products and services in the United States and in foreign countries through its direct sales force.

One customer accounted for 14% of the Company’s revenues for the three months ended January 31, 2011 related to a perpetual license arrangement, and no other customer accounted for 10% or more of the Company’s revenues for the six months ended January 31, 2011 and the three and six months ended January 31, 2012. The Company had one customer that accounted for 12% of total accounts receivable as of July 31, 2011. The Company had another customer that accounted for 11% of total accounts receivable as of January 31, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. Accounts receivable are recorded at invoiced amounts, net of the Company’s estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. In cases where the Company is aware of circumstances that may impair a specific purchaser’s ability to meet their financial obligations, the Company records a specific allowance against amounts due from the customer and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. There is judgment involved with estimating the Company’s allowance for doubtful accounts and if the financial condition of its customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company’s accounts receivable are not collateralized by any security. There has been no allowance for doubtful accounts as of July 31, 2011 and January 31, 2012.

Revenue Recognition

The Company enters into arrangements to deliver multiple products or services (multiple-elements). The Company applies software revenue recognition rules and allocates the total revenues among elements based on vendor-specific objective evidence, or VSOE, of fair value of each element. The Company recognizes revenue on a net basis excluding taxes collected from customers and remitted to government authorities.

Revenues are derived from three sources:

(i)	License fees, related to term (or time-based) and perpetual software license revenue;

(ii)	Maintenance fees, related to email and phone support, bug fixes and unspecified software updates and upgrades released when, and if available during the maintenance term; and

(iii)	Services fees, related to professional services related to implementation of our software, reimbursable travel and training.

Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the period.

•

Delivery or performance has occurred. The Company’s software is delivered electronically to the customer. Delivery is considered to have occurred when the Company provides the customer access to the software along with login credentials.

•

Fees are fixed or determinable. Arrangements where a significant portion of the fee is due beyond 90 days from delivery are not considered to be fixed or determinable. Revenues from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. Fees from term licenses are generally due in annual installments over the term of the agreement beginning on the effective date of the license. Accordingly, fees from term licenses are not considered to be fixed or determinable until they become due.

•

Collectability is probable. Collectability is assessed on a customer-by-customer basis, based primarily on creditworthiness as determined by credit checks and analysis, as well as customer payment history. Payment terms generally range from 30 to 90 days from invoice date. If it is determined prior to revenue recognition that collection of an arrangement fee is not probable, revenues are deferred until collection becomes probable or cash is collected, assuming all other revenue recognition criteria are satisfied.

VSOE of fair value does not exist for the Company’s software licenses; therefore, for all arrangements that do not include services that are essential to the functionality of the software the Company allocates revenues to software licenses using the residual method. Under the residual method, the amount recognized for license fees is the difference between the total fixed and determinable fees and the VSOE of fair value for the undelivered elements under the arrangement.

The VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those elements when sold separately. VSOE of fair value for maintenance is established using the stated maintenance renewal rate in the customer’s contract. The Company generally enters into term licenses ranging from 3 to 7 years. For term licenses with a duration of one year or less, no VSOE of fair value for maintenance exists. The Company began using stated maintenance renewal rates in customers’ contracts during fiscal year 2008. Prior to that, customers’ contracts did not have stated maintenance renewal rates and the Company was unable to establish VSOE of maintenance. VSOE of fair value for services is established if a substantial majority of historical stand-alone selling prices for a service fall within a reasonably narrow price range.

If VSOE of fair value for one or more undelivered elements does not exist, the total arrangement fee is not recognized until delivery of those elements occurs or when VSOE of fair value is established.

If the undelivered elements are all service elements and VSOE of fair value does not exist for one or more service element, the total arrangement fee is recognized ratably over the longest service period starting at software delivery, assuming all the related services have been made available to the customer.

When implementation services are sold with a license arrangement, we evaluate whether those services are essential to the functionality of the software. Prior to fiscal year 2008, implementation services were determined to be essential to the software because the implementation services were generally not available from other third party vendors. By the beginning of fiscal year 2008, third party vendors were providing implementation services for ClaimCenter and it was concluded that implementation services generally were not essential to the functionality of the ClaimCenter software. By the beginning of fiscal year 2011, third party vendors were providing implementation services for PolicyCenter and BillingCenter and it was concluded that implementation services were no longer essential to the functionality of the PolicyCenter and BillingCenter software.

In cases where professional services are deemed to be essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If reliable estimates of total project costs and the extent of progress toward completion can be made, the Company applies the percentage-of-completion method in recognizing the arrangement fee. The percentage toward completion is measured by using the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are billed monthly on a time and material basis. For term licenses with license fees due in equal installments over the term, the license revenues subject to percentage of completion recognition includes only those payments that are due and payable within the reporting period. The fees related to the maintenance are recognized over the period the maintenance is provided.

When VSOE for maintenance has not been established and the arrangement includes implementation services are deemed essential to the functionality of the software and it is reasonably assured that no loss will be incurred under the arrangement, revenues are recognized pursuant to the zero gross margin method. Under this method, revenues recognized are limited to the costs incurred for the implementation services. As a result, billed license and maintenance fees and the profit margin on the professional services are generally deferred until the essential services are completed and then recognized over the remaining term of the maintenance period.

If the Company cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was $0.3 million and $0.4 million for the three and six months ended January 31, 2011, respectively, and $0.8 million for each of the three and six months ended January 31, 2012, and for service revenues was $0.2 million and $0.3 million for the three and six months ended January 31, 2011, respectively, and $0.7 million for each of the three and six months ended January 31, 2012.

Deferred Revenues

Deferred revenues represents amounts billed to or collected from customers for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenues represents the amount that is expected to be recognized as revenues within one year from the balance sheet date. The Company generally invoices fees for licenses and maintenance to its customers in annual installments payable in advance. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.

Sales Commissions

Sales commissions are recognized as an expense when earned by the sales representative, generally occurring at the time the customer order is signed. Substantially all of the effort by the sales force is expended through the time of closing the sale, with limited to no involvement thereafter.

Product Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and are amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through January 31, 2012, costs incurred subsequent to the establishment of technological feasibility have been immaterial, and therefore, all software development costs have been charged to research and development expense in the accompanying consolidated statements of income as incurred.

Stock-Based Compensation

The Company recognizes compensation expense related to its stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of four years, and a performance-based condition, which will be satisfied upon the first to occur of the sale of our business or 180 days after our initial public offering, which occurred on January 24, 2012. If an employee terminates employment from the Company prior to the occurrence of the performance-based condition, the employee does not forfeit the RSUs to the extent the time-based vesting requirements were satisfied prior to termination. The awards expire 10 years from the grant date. We estimate the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized using the accelerated multiple option approach over the requisite service period, which is generally the vesting period of the respective awards. Compensation cost for RSUs is generally recognized over the time-based vesting period regardless of the occurrence of the performance-based condition since this condition is not subject to employment.

Net Income per Share Attributable to Common Stockholders

The Company’s basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

Because the Company has issued securities other than common stock that participate in dividends with the common stock, or participating securities, it is required to apply the two-class method to compute the net income per share attributable to common stockholders. The Company determined that it has participating securities in the form of noncumulative convertible preferred stock that share in dividends with common stock. The two-class method requires that the Company calculate the net income per share using net income attributable to the common stockholders which will differ from the Company’s net income. Net income attributable to the common stockholders is generally equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period.

Recent Accounting Pronouncements

In June 2011, authoritative guidance that addresses the presentation of comprehensive income in interim and annual reporting of financial statements was issued. The guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively for all periods presented. Early adoption is permitted. This new guidance impacts how the Company reports its comprehensive income only, and will have no effect on its results of operations, financial position or liquidity upon its required adoption by the Company on August 1, 2012.

2. Fair Value of Financial Instruments

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis:

	July 31, 2011	January 31, 2012
	(in thousands)
Money market funds	$5,006	$5,008
Certificates of deposit	6,049	6,049

Total	$11,055	$11,057

3. Property and Equipment

Property and equipment consist of the following:

	July 31, 2011	January 31, 2012
	(in thousands)
Computer hardware	$6,031	$6,537
Software	3,207	3,291
Furniture and fixtures	239	301
Leasehold improvements	1,026	1,218

Total property and equipment	10,503	11,347
Less accumulated depreciation and amortization	(6,048)	(7,083)

Property and equipment, net	$4,455	$4,264

As of July 31, 2011 and January 31, 2012, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $1.5 million and $1.2 million during the year ended July 31, 2011 and the six months ended January 31, 2012, respectively.

4. Accrued Employee Compensation

Accrued employee compensation consists of the following:

	July 31, 2011	January 31, 2012
	(in thousands)
Accrued bonuses	$9,035	$5,318
Accrued commission	2,780	2,005
Accrued vacation	4,712	4,672
Payroll accruals	1,585	2,768

Total	$18,112	$14,763

5. Net Income per Share

The following table sets forth the computation of the Company’s basic and diluted net income per share under the two-class method (applied through January 25, 2012, the date of the conversion of the convertible preferred stock) attributable to common stockholders during the three and six months ended January 31, 2011 and 2012:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2012	2011	2012
	(in thousands, except share and per share amounts)
Numerator:
Net income	$5,436	$3,691	$7,326	$8,503
Non-cumulative dividends to preferred stockholders	(823)	(751)	(1,645)	(1,574)
Undistributed earnings allocated to preferred stockholders	(2,968)	(1,637)	(3,655)	(3,858)

Net income, basic	1,645	1,303	2,026	3,071
Adjustments to net income for dilutive options and restricted stock options	164	239	196	545

Net income, diluted	$1,809	$1,542	$2,222	$3,616

Net income per share:
Basic	$0.12	$0.07	$0.15	$0.19

Diluted	$0.11	$0.06	$0.14	$0.15

Denominator:
Weighted average shares used in computing net income per share:
Basic	14,048,030	18,433,369	13,960,587	16,499,660
Weighted average effect of diluted stock options	1,942,734	3,565,468	1,977,680	3,597,819
Weighted average effect of dilutive restricted stock units	366,317	3,559,165	263,767	3,248,528
Weighted average effect of dilutive stock warrants (1)	—	52,199	—	41,576

Diluted	16,357,081	25,610,201	16,202,034	23,387,583

(1)	Series C convertible preferred stock warrants were automatically converted to equivalent common stock warrants upon the Company’s initial public offering on January 24, 2012.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2012	2011	2012
Stock options to purchase common stock	3,150,979	788,238	3,565,349	649,263
Stock warrants (1)	69,529	—	69,529	—
Restricted stock units	3,538	—	1,910	—

(1)	Series C convertible preferred stock warrants were automatically converted to equivalent common stock warrants upon the Company’s initial public offering on January 24, 2012.

6. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating leases. The Company entered into an operating lease agreement in September 2007 for its corporate headquarters in California that expires in July 2012. In connection with the lease, the Company opened a letter of credit currently held with Silicon Valley Bank. On November 23, 2009, the Company entered into a sublease agreement for additional conference space which will expire in July 2012. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its corporate headquarters, located in Foster City, California, for approximately 97,644 square feet of space commencing August 1, 2012.

Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $0.8 million and $1.0 million during the three months ended January 31, 2011 and 2012, respectively, and $1.8 million and $1.9 million for the six months ended January 31, 2011 and 2012, respectively. This expense was reduced by sublease income of $0.3 million for each of the three months ended January 31, 2011 and 2012, respectively, and $0.6 million for each of the six months ended January 31, 2011 and 2012.

The following table summarizes future commitments and obligations under noncancelable operating leases, to be satisfied as they become due over their terms, as of January 31, 2012 (in thousands):

Fiscal Year Ending July 31,	Lease Payments	Contractual Sublease Income
2012	$2,573	$1,160
2013	2,827	—
2014	4,238	—
2015	4,363	—
2016 and thereafter	18,555	—

Total	$32,556	$1,160

Legal Proceedings

In December 2007, Accenture Global Services GmbH and Accenture LLP filed a lawsuit against the Company in the U.S. Federal District Court for the District of Delaware, or the Delaware Court (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture has alleged infringement of U.S. Patent Nos. 7,013,284 and 7,017,111 by the Company’s products; trade-secret misappropriation; and tortious interference with business relations. The Company denied Accenture’s claims, and it asserted counterclaims seeking a declaration that our products do not infringe either patent, that both patents are invalid and that U.S. Patent No. 7,013,284 is unenforceable. The Company also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation.

In November 2009, Accenture filed an additional lawsuit against the Company in the Delaware Court (Accenture Global Services GmbH, and Accenture LLP v. Guidewire Software, Inc., Case No. 09-848-SLR) alleging infringement of U.S. Patent No. 7,617,240 by our products. The Company filed a response denying Accenture’s allegations and later amended that response to allege inequitable conduct against Accenture in obtaining U.S. Patent No. 7,617,240.

In March 2010, the Delaware Court ruled on claim construction of U.S. Patent No. 7,017,111 and as a result of that ruling Accenture stated that it would not pursue U.S. Patent No. 7,017,111 at trial against the Company, although Accenture retained its rights to appeal the claim construction ruling. In February 2011, the USPTO issued a third and final office re-examination action rejecting all claims in U.S. Patent No. 7,617,240. In March 2011, the USPTO granted a third re-examination against U.S. Patent No. 7,013,284, after having rejected all claims in U.S. Patent No. 7,013,284 on two prior re-examinations. On May 31, 2011, the Delaware Court granted the Company’s motion for summary judgment finding that Accenture’s U.S. Patent Nos. 7,013,284 and 7,017,111 are invalid based on unpatentable subject matter. On June 22, 2011, the Delaware Court approved the parties Stipulation and Partial Dismissal under which Accenture’s claims for U.S. Patent Nos. 7,017,111 and 7,617,240 and all of its other claims were dismissed, with prejudice, excepting claims for U.S. Patent No. 7,013,284, and the Company’s claims against Accenture were dismissed, as well. In July 2011, Accenture filed an appeal to the Federal Circuit Court of Appeals of the Delaware Court’s judgment of invalidity of U.S. Patent No. 7,013,284.

On June 23, 2011, the Company filed a lawsuit against Accenture in the U.S. District Court for the Eastern District of Virginia (Guidewire Software, Inc. v. Accenture PLC, Accenture Insurance Services LLC and Accenture LLP, Case No. 1:11-cv-678-CMH/TRJ), or the EDVA Lawsuit seeking injunction and damages, alleging infringement of U.S. Patent Nos. 6,073,109, 6,058,413, 5,630,069 and 5,734,837 by Accenture’s Claim Components insurance software product and other Accenture software products that utilize the patented workflow and business process management techniques.

On July 20, 2011, Accenture filed a lawsuit against the Company in the U.S. District Court for the Northern District of California (Accenture Global Services Ltd. and Accenture LLP v. Guidewire Software, Inc., Case No. 3:11-cv-03563-MEJ) alleging infringement of U.S. Patent No. 7,979,382 by the Company’s ClaimCenter software product. No trial date has been set for this case.

On August 16, 2011, Accenture filed an answer in the EDVA Lawsuit and counterclaimed alleging that the Company’s ClaimCenter and other unnamed software products infringe two Accenture patents, U.S. Patent Nos. 6,574,636 and 7,409,355 and filed a motion to have the entire EDVA Lawsuit transferred to the U.S. District Court for the Northern District of California. On September 9, 2011 the judge in the EDVA Lawsuit granted Accenture’s motion to transfer the EDVA Lawsuit to the U.S. District Court for the Northern District of California.

On October 13, 2011, the Company agreed with Accenture to resolve all outstanding patent litigation concerning their respective insurance claims management software. In connection with the settlement, the Company has paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal regarding the validity of its ‘284 patent. If Accenture is successful in its appeal, the Company has agreed to pay them an additional $20.0 million. At any time prior to an initial determination by the appeals court, the Company may instead pay Accenture $15.0 million to discharge this potential obligation. If Accenture is not successful in its appeal, no further payments would be due in connection with the settlement. As part of the settlement, the Company has also agreed to a royalty free cross license of all current patents and patent applications with Accenture. The Company expensed the $10.0 million litigation provision in fiscal year 2011 as it believes that no future benefit is attributable to the cross license.

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings and receive claims from time to time, arising from the normal course of business activities. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

Indemnification

The Company sells software licenses and services to its customers under contracts (“Software License”). Each Software License contains the terms of the contractual arrangement with the customer and generally includes certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party. The Software License also indemnifies the customer against losses, expenses, and liabilities from damages that may be assessed against the customer in the event the Company’s software is found to infringe upon such third party rights.

The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of July 31, 2011 and January 31, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the Software License, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.

7. Stockholders’ Equity and Stock-based Compensation

Convertible Preferred Stock

Upon the closing of the IPO on January 30, 2012, all outstanding convertible preferred stock was converted into 25,357,721 shares of common stock on a one-to-one basis.

Common Stock Reserved for Issuance

As of July 31, 2011 and January 31, 2012, the Company was authorized to issue 55,000,000 and 500,000,000 common shares with a par value of $0.0001 per share, respectively. As of July 31, 2011 and January 31, 2012, the Company had reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	July 31, 2011	January 31, 2012
Exercise of stock options to purchase common stock	8,256,678	7,376,756
Issuances of shares available under stock option plans	13,662	7,557,061
Vesting of restricted stock units	4,318,996	5,109,576
Issuances of shares available under RSU plan	11,004	—
Conversion of convertible preferred stock	25,357,721	—
Issuances upon exercise of warrant	69,529	69,529

Total common stock reserved for issuance	38,027,590	20,112,922

Stock Compensation Plans

In February 2007, the Company’s board of directors (“Board”) adopted and the stockholders approved the 2006 Stock Plan (“2006 Plan”) as an amendment and restatement of the stockholder approved 2002 Stock Option/Stock Issuance Plan, as amended, which provides for the issuance of incentive and non-statutory options to employees and nonemployees of the Company and under which 14,124,637 shares had been reserved for issuance as of January 31, 2012.

In July 2009, the Board adopted and the stockholders approved the 2009 Stock Plan (“French Plan”). Under the French Plan, 32,000 shares had been reserved for issuance as of January 31, 2012. The number of shares exercised and issued under the French Plan reduced the corresponding number of shares available under the 2006 Plan.

In June 2010, the Board adopted and the stockholders approved the 2010 Restricted Stock Unit Plan (“2010 Plan”). As of January 31, 2012, the Company had reserved 5,160,000 shares of common stock for issuance under the 2010 Plan.

On September 14, 2011, the Board, upon the recommendation of the Compensation Committee of the Board (“Committee”) adopted the 2011 Stock Plan (“2011 Plan”), which was subsequently approved by the Company’s stockholders in January 2012. The 2011 Plan provides flexibility to the Committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company has initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. In addition, the number of shares remaining available for grant under the 2006 Plan and 2010 Plan immediately prior to the closing of the IPO were added to the shares available under the 2011 Plan. The number of shares remaining available for grant under the 2009 Plan expired upon the IPO. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization.

The shares the Company issues under the 2011 Plan will be authorized but unissued shares or shares that are reacquired. The shares of common stock underlying any awards under the 2011 Plan, 2010 Plan and 2006 Plan that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock or are otherwise terminated (other than by exercise) are added back to the shares of common stock available for issuance under the 2011 Plan. The remaining number of unissued restricted stock units under the French Plan expired upon completion of the Company’s IPO.

No awards may be granted under the 2011 Plan after the date that is 10 years from the effectiveness of the plan. No awards under the 2011 Plan were granted prior to the IPO. Following the closing of the IPO, no additional awards will be made under the 2006 Plan, 2009 Plan and 2010 Plan.

Valuation of Awards

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011(1)	2012	2011(1)	2012
Expected life (in years)	—	6.1	—	6.2
Risk-free interest rate	—	1.2%	—	1.2%
Expected volatility	—	45.0%	—	44.6%
Expected dividend yield	—	0%	—	0%

(1)	No options were issued during the three and six months ended January 31, 2011.

Stock Options

Option activity under the Plans for the period presented is as follows:

		Options Outstanding
	Shares Available for Grant	Weighted- Number of Stock Options Outstanding	Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
					(in thousands)
Balance as of July 31, 2011	13,662	8,256,678	$2.98	6.6	$37,353
Additional shares authorized	7,932,000	—	—
Transferred from 2010 Plan	50,424	—	—
Granted	(470,000)	470,000	9.48
Exercised	—	(1,320,389)	1.97
Cancelled	29,533	(29,533)	3.75
Repurchased	2,442	—	—
Expired	(1,000)	—	—

Balance as of January 31, 2012	7,557,061	7,376,756	3.57	6.4	106,689

Exercisable as of January 31, 2012		7,229,747	3.55	6.5	104,702

Vested and expected to vest as of January 31, 2012		7,209,118	3.48	6.4	104,857

(1)

Aggregate intrinsic value represents the difference between the fair market value per share of common stock as of July 31, 2011 as determined by the Company’s board of directors of $7.50, and the Company’s closing stock price of $18.03 on January 31, 2012 against the exercise price of outstanding, in-the-money options.

The options exercisable as of January 31, 2012 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $31,000 and $8.2 million for the three months ended January 31, 2011 and 2012, respectively, and $0.8 million and $9.9 million for the six months ended January 31, 2011 and 2012, respectively. The total estimated grant date fair value of options vested during the six months ended January 31, 2012 was $1.1 million. The weighted average grant date fair value of options granted was $4.47 and $4.18 for the three months and six months ended January 31, 2012, respectively. There were no option grants during the six months ended January 31, 2011.

As of January 31, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $2.8 million, which is expected to be recognized over the next 1.3 years.

Performance-based RSUs

On March 9, 2011, the Company granted RSUs covering 502,200 shares of its common stock to the Company’s Chief Executive Officer subject to satisfaction of either an initial public offering of the Company’s equity securities prior to termination of employment with the Company or a change of control of the Company, whichever is the first to occur. Recognition of compensation cost for this grant has commenced upon the successful IPO of the Company, which satisfied the performance condition. Please refer to “Stock-based Compensation Expenses” below for more details. RSU activity under the equity plans for the period presented is follows:

		RSUs Outstanding
	Number of RSUs Available for Grant	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
				(in thousands)
Balance as of July 31, 2011	11,004	4,318,996	$4.70	$32,392
Additional shares authorized	830,000	—	—
Transferred to 2011 Plan	(50,424)	—	—
Granted	(895,095)	895,095	9.10
Released	—	—	—
Cancelled	104,515	(104,515)	5.74

Balance as of January 31, 2012	—	5,109,576	5.45	92,126

(1)

The aggregate intrinsic value as of July 31, 2011 is based upon the fair market value per share of common stock as of July 31, 2011 as determined by the Company’s board of directors of $7.50, and as of January 31, 2012 is based on the Company’s closing stock price of $18.03 on January 31, 2012.

As of January 31, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $14.8 million, which is expected to be recognized over the next 1.7 years.

Stock-based Compensation Expenses

Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2012	2011	2012
Stock-based compensation expenses:
Cost of revenue	$330	$1,168	$636	$1,926
Product development	322	1,258	570	2,103
Marketing and sales	208	527	343	1,024
General and administrative	600	3,339	934	4,551

Total stock-based compensation, recorded in costs and expenses	$1,460	$6,292	$2,483	$9,604

Stock-based compensation for the three and six months ended January 31, 2012 includes a stock compensation expense of $1.2 million related to the RSUs granted to the Company’s Chief Executive Officer whereby the performance condition for these grants was satisfied upon the Company’s IPO closing, and a $0.9 million related to a change in estimated forfeiture rate upon the IPO event.

8. Income Taxes

The income tax provision for the three months ended January 31, 2011 and 2012 was $0.1 million and $1.4 million, respectively, and the income tax provision for the six months ended January 31, 2011 and 2012 was $0.2 million and $4.5 million, respectively. The change is primarily due to having no valuation allowance, except on California research and development tax credits, as of January 31, 2012 compared to having a full valuation allowance as of January 31, 2011. In addition, the increase in profitability resulted in additional foreign and U.S. federal and state taxes during the six months ended January 31, 2012. The effective tax rates of 34.4% for the six months ended January 31, 2012 differs from the statutory federal income tax rate of 35% mainly due to permanent differences for stock based compensation and the impact of state income taxes, offset by the benefit from Federal research and development tax credits (“R&D credit”).

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of January 31, 2012, U.S. income taxes were not provided for on the cumulative total of $ 7.5 million undistributed earnings from certain foreign subsidiaries. As of January 31, 2012, the unrecognized deferred tax liability for these earnings was approximately $0.6 million.

During the six months ended January 31, 2012, the unrecognized tax benefits at the beginning of the period increased by $0.2 million associated with the Company’s R&D credits. Accordingly, as of January 31, 2012, the Company had unrecognized tax benefits of $1.6 million that, if recognized, these tax benefits would affect the Company’s effective tax rate.

9. Segment Information

The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenues information for the Company’s license, maintenance and professional services offerings, while all other financial information is reviewed on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States.

The following table sets forth revenues by country based on the billing address of the customer:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2012	2011	2012
		(in thousands)
United States	$20,376	$30,882	$40,596	$63,281
Canada	9,621	8,359	13,570	12,975
Australia	3,013	3,451	6,368	10,117
United Kingdom	3,815	3,605	7,575	6,836
Other	5,512	8,800	8,898	14,268

Total revenues	$42,337	$55,097	$77,007	$107,477

No other country accounted for more than 10% of revenues during the three and six months ended January 31, 2011 and 2012 .

The following table sets forth the Company’s property and equipment, net by geographic region:

	July 31, 2011	January 31, 2012
	(in thousands)
North America	$4,379	$4,038
Asia Pacific	20	16
Europe	56	210

Total net property and equipment	$4,455	$4,264

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management based on information currently available to management. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are a leading provider of core system software to the global P&C insurance industry. Our solutions serve as the transactional systems-of-record for, and enable the key functions of, a P&C insurance carrier’s business: underwriting and policy administration, claims management and billing. Since our inception, our mission has been to empower P&C insurance carriers to transform and improve their businesses by replacing their legacy core systems with our software platform.

We derive our revenues from licensing our software applications, providing maintenance support and providing professional services to the extent requested by our customers. Our license revenues are primarily generated through annual license fees that recur during the term of our multi-year contracts. These multi-year contracts have an average term of approximately five years and are renewed on an annual or multi-year basis. In certain cases, when required by a customer, we license our software on a perpetual basis. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. We typically invoice our customers annually in advance for both term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis.

Since August 2010, our license revenues from new orders and subsequent annual payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal year 2011, our license revenues from existing orders have been recognized under three methods: under the residual method when payment is due and payable from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero gross margin method as we complete customer implementations of our software. Our license revenues accounted for 47% of our total revenues during each of the three months ended January 31, 2011 and 2012, and 39% and 43% of our total revenues during the six months ended January 31, 2011 and 2012, respectively.

Our maintenance revenues are generally recognized annually over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 12% of our total revenues during each of the three months ended January 31, 2011 and 2012, and 13% of our total revenues during each of the six months ended January 31, 2011 and 2012.

We charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 41% of our total revenues during each of the three months ended January 31, 2011 and 2012, and 48% and 45% of our total revenues during the six months ended January 31, 2011 and 2012, respectively.

We enter into multi-year renewable contracts to license our software. Regardless of contract length, we typically invoice our customers for annual amounts at the beginning of the corresponding period. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.

We have historically experienced seasonal variations in our revenues as a result of increased customer orders in our second and fourth fiscal quarters and subsequent annual fees. We generally see increased orders in our second fiscal quarter, which is the quarter-ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license fees are invoiced and recognized as revenues during those quarters at contract inception or in the subsequent quarter when the annual license payment is due and in subsequent years upon the anniversary of the contract date. We generally expect these seasonal trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

Our quarterly growth in revenues may not match up to new orders we receive in a given quarter. This mismatch is primarily due to the following reasons:

•	for the initial year of a multi-year term license, we generally recognize revenues when payment is due and payment may not be due until a subsequent fiscal quarter;

•	we may enter into license agreements with specified terms for product upgrades or functionality, which may require us to delay revenue recognition for the initial period; and

•	we may enter into license agreements with other contractual terms that may affect the timing of revenue recognition.

For example, we received new orders for both term and perpetual licenses in the fourth quarter of fiscal year 2011 that committed future product functionality that was delivered in the first quarter of fiscal year 2012. As a result, our license revenues in the first quarter of fiscal year 2012 were $7.2 million higher than they would have been had the functionality been delivered in the fourth fiscal quarter of fiscal year 2011. Our perpetual license revenues are not consistent from quarter to quarter.

In addition, our revenue may fluctuate if our customers make an early payment of their annual fees. For example, during the three months ended January 31, 2012, we recognized $2.5 million of revenue upon early payment of annual fees from one customer.

To extend our technology leadership position in our market, we intend to continue to focus on product innovation through research and development and aggressively pursue new customers and up-sell additional products within our existing customer base. This will require us to make continued investment in our research and development and sales and marketing functions to capitalize on opportunities for growth. We expect research and development, sales and marketing and general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support this strategy. Research and development and sales and marketing expenses are also expected to increase as a percentage of revenues in future periods as we focus on expanding our technological leadership.

We face a number of risks in the execution of our strategy, including reliance on sales to a relatively small number of large customers, variances in the mix amongst our components of revenues, which could result in lower gross margin from services revenues as compared to license and maintenance revenues, and the overall impact of weakening economic conditions on the insurance industry. We believe that our focus on continued product innovation and customer wins and renewals will support the expansion of our license sales and reduce the impact from weakened economic conditions.

We sell our core system software primarily through our direct sales force. Our sales cycle for new customers is typically 12 to 24 months. Product implementations, the primary driver of our services revenues, typically last 6 to 24 months and may take longer. One customer accounted for 14% of our revenues for the three months ended January 31, 2011 related to a perpetual license arrangement, and no other customer accounted for 10% or more of our revenues for the six months ended January 31, 2011 and the three and six months ended January 31, 2012. Our ten largest customers accounted for 49% and 42% of our total revenues for the three months ended January 31, 2011 and 2012, respectively, and 45% and 42% of our total revenues for the six months end January 31, 2011 and 2012, respectively. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.

We generated revenues of $42.3 million and $55.1 million in the three months ended January 31, 2011 and 2012, respectively, and $77.0 million and $107.5 million in the six months ended January 31, 2011 and 2012, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the United States and Canada as a percentage of total revenues were 29% in each of the three months ended January 31, 2011 and 2012, and 30% and 29% during the six months ended January 31, 2011 and 2012, respectively. We generated net income of $5.4 million and $3.7 million in the three months ended January 31, 2011 and 2012, respectively, and $7.3 million and $8.5 million in the six months ended January 31, 2011 and 2012, respectively.

Key Business Metrics

We use certain key metrics to evaluate and manage our business, including rolling four-quarter recurring revenues from term licenses and total maintenance. In addition, we present select GAAP and non-GAAP financial metrics that we use internally to manage the business and we believe are useful for investors. These metrics include Adjusted EBITDA and operating cash flow.

Four-Quarter Recurring Revenues

We measure four-quarter recurring revenues by adding the total term license revenues and total maintenance revenues recognized in the preceding four quarters ended in the stated period and excluding perpetual license revenues, revenues from perpetual buyout rights and services revenues. This metric allows us to better understand the trends in our recurring revenues because it typically reduces the variations in any particular quarter caused by seasonality, the effects of the annual invoicing of our term licenses and certain effects of contractual provisions that may accelerate or delay revenue recognition in some cases. Our four-quarter recurring revenues for each of the seven periods presented were:

	Four Quarters Ended
	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011	July 31, 2011	October 31, 2011	January 31 2012
	(in thousands)
Term license revenues	$47,933	$51,354	$53,121	$54,797	$60,541	$64,174	$70,871
Total maintenance revenues	18,702	20,190	19,658	20,188	21,321	23,818	25,412

Total four-quarter recurring revenues	$66,635	$71,544	$72,779	$74,985	$81,862	$87,992	$96,283

Adjusted EBITDA

We define Adjusted EBITDA as net income plus provision for income taxes, other (income) expense, net, interest (income) expense, net, depreciation and amortization and stock-based compensation. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $7.3 million and $12.3 million for the three months ended January 31, 2011 and 2012, respectively, and $10.3 million and $24.5 million for the six months ended January 31, 2011 and 2012, respectively.

We believe Adjusted EBITDA, a non-GAAP measure, is useful, in addition to other financial measures presented in accordance with GAAP, in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

•

Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•

it is useful to exclude non-cash charges, such as depreciation and amortization, stock-based compensation and one-time charges such as our litigation provision from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.

We use Adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors regarding our financial performance.

Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income.

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2012	2011	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$5,436	$3,691	$7,326	$8,503
Non-GAAP adjustments:
Provision for income taxes	74	1,420	199	4,464
Other (income) expense, net	9	319	(184)	635
Interest income, net	(75)	(73)	(112)	(113)
Depreciation and amortization	379	685	621	1,364
Total stock-based compensation	1,460	6,292	2,483	9,604

Adjusted EBITDA	$7,283	$12,334	$10,333	$24,457

Operating Cash Flows

We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. They were also impacted by the payment of a litigation settlement during the three months ended October 31, 2011. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Operating cash flows were $0.9 million and $(12.3)million for the six months ended January 31, 2011 and 2012, respectively. For a further discussion of our operating cash flows, see “—Liquidity and Capital Resources—Cash Flows from Operating Activities.”

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data, and as a percentage of our total revenues) for those periods. The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our final prospectus for our initial public offering filed with the SEC on January 25, 2012.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2012	2011	2012
Revenues :
License	$20,000	$25,729	$30,153	$46,544
Maintenance	5,210	6,805	9,820	13,911
Services	17,127	22,563	37,034	47,022

Total revenues	42,337	55,097	77,007	107,477

Cost of revenues:
License	131	234	332	533
Maintenance	1,014	1,197	1,900	2,463
Services	15,276	19,310	29,381	37,235

Total of revenues	16,421	20,741	31,613	40,231

Gross profit :
License	19,869	25,495	29,821	46,011
Maintenance	4,196	5,608	7,920	11,448
Services	1,851	3,253	7,653	9,787

Total gross profit	25,916	34,356	45,394	67,246

Operating expenses:
Research and development	8,212	12,162	15,731	23,121
Sales and marketing	7,056	9,198	12,602	16,559
General and administrative	5,204	7,639	9,832	14,077

Total operating expenses	20,472	28,999	38,165	53,757

Income from operations	5,444	5,357	7,229	13,489
Interest income, net:	75	73	112	113
Other income (expense), net	(9)	(319)	184	(635)

Income before provision for income taxes	5,510	5,111	7,525	12,967
Provision for income tax	74	1,420	199	4,464

Net income	$5,436	$3,691	$7,326	$8,503

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2012	2011	2012
Revenues :
License	47%	47%	39%	43%
Maintenance	12	12	13	13
Services	41	41	48	45

Total revenues	100	100	100	100

Total cost of revenues:	39	38	41	37

Total gross profit:	61	62	59	63

Operating expenses:
Research and development	19	22	20	22
Sales and marketing	17	17	16	15
General and administrative	12	15	13	13

Total operating expenses	48	53	49	50

Income from operations	13	10	10	13
Interest income, net:	—	—	—	—
Other income (expense), net	—	(1)	—	(1)

Income before provision for income taxes	13	10	10	12
Provision for income tax	—	3	—	4

Net income	13%	7%	10%	8%

Comparison of the Three and Six Months Ended January 31, 2011 and 2012

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended January 31,
	2011		2012
	Amount	% of Total revenues	Amount	% of Total revenues	Change
					($)	(%)
	(In thousands, except percentages)
Revenues:
License	$20,000	47%	$25,729	47%	$5,729	29%
Maintenance	5,210	12	6,805	12	1,595	31
Services	17,127	41	22,563	41	5,436	32

Total revenues	$42,337	100%	$55,097	100%	$12,760	30%

License Revenues

The $5.7 million increase in license revenues during the three month period was primarily driven by continued adoption of our ClaimCenter software, increasing adoption of our PolicyCenter software and Suite software, and increased sales and marketing efforts in the United States and Europe.

	Three Months Ended January 31,
	2011		2012
	Amount	% of License	Amount	% of License	Change
		revenues		revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$13,125	66%	$19,823	77%	$6,698	51%
Perpetual	6,875	34	5,906	23	(969)	(14)

Total license revenues	$20,000	100%	$25,729	100%	$5,729	29%

The $6.7 million increase in term license revenues during the three month period was primarily driven by $2.8 million of revenues recognized from new orders during the three months ended January 31, 2012 and $1.2 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the three months ended January 31, 2012, which included $0.4 million of revenues recognized upon delivery of specified upgrades, $0.9 million revenue recognized upon attainment of reliable estimates, and $2.5 million revenue recognized upon early payment of annual fees from one customer.

The $1.0 million decrease in perpetual license revenues during the three month period was primarily driven by the $4.9 million of revenue recognized from new orders during the three months ended January 31, 2011 being greater than the $4.0 million of revenues recognized from new orders during the three months ended January 31, 2012.

Our perpetual license revenues are not consistent from quarter to quarter.

Maintenance Revenues

The $1.6 million increase in maintenance revenues during the three month period was primarily driven by $0.8 million of revenues recognized from new orders during the three months ended January 31, 2012 and $0.5 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior fiscal year orders during the three months ended January 31, 2012.

Services Revenues

The $5.4 million increase in service revenues during the three month period was primarily driven by an additional $4.7 million of revenues related to implementation of our software. Included in this increase is $0.7 million of revenues recognized upon attainment of reliable estimates for one customer during the three months ended January 31, 2012. An additional $0.8 million in revenues were recognized related to reimbursable travel expenses.

	Six Months Ended January 31,
	2011		2012
	Amount	% of Total	Amount	% of Total	Change
		revenues		revenues	($)	(%)
	(In thousands, except percentages)
Revenues:
License	$30,153	39%	$46,544	43%	$16,391	54%
Maintenance	9,820	13	13,911	13	4,091	42
Services	37,034	48	47,022	44	9,988	27

Total revenues	$77,007	100%	$107,477	100%	$30,470	40%

License Revenues

The $16.4 million increase in license revenues during the six month period was primarily driven by continued adoption of our ClaimCenter software, increasing adoption of our PolicyCenter software and Suite software, and increased sales and marketing efforts in the United States and Europe.

	Six Months Ended January 31,
	2011		2012
		% of License		% of License	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$21,851	72%	$32,182	69%	$10,331	47%
Perpetual	8,302	28	14,362	31	6,060	73

Total license revenues	$30,153	100%	$46,544	100%	$16,391	54%

The $10.3 million increase in term license revenues during the six month period was primarily driven by $4.3 million of revenue recognized during the six months ended January 31, 2012 from new orders, and $3.6 million of revenue recognized upon attainment of the required revenue recognition criteria related to prior year orders during the six months ended January 31, 2012, which included $2.2 million of revenue recognized upon delivery of specified upgrades, $0.5 million revenue recognized when VSOE of fair value of maintenance was established for one customer and $0.9 million revenue recognized upon attainment of reliable estimates. In addition, $2.5 million of revenue was recognized upon early payment of annual fees from one customer.

The $6.1 million increase in perpetual license revenues during the six month period was primarily driven by $4.7 million of revenue recognized during the six months ended January 31, 2012 from new orders, and $6.9 million of revenue recognized upon attainment of the required revenue recognition criteria related to prior year orders during the six months ended January 31, 2012. These increases were partially offset by the recognition in the prior comparable period of $4.9 million in revenue for a new perpetual order and $0.7 million in revenue for existing orders under the percentage of completion method.

Maintenance Revenues

The $4.1 million increase in maintenance revenues during the six month period was primarily driven by $2.4 million of revenue recognized due to new orders during the six months ended January 31, 2012 and $1.4 million of revenue recognized upon attainment of the required revenue recognition criteria related to prior year orders during the six months ended January 31, 2012.

Services Revenues

The $10.0 million increase in service revenue during the six month period was primarily driven by additional $9.2 million of revenue related to implementation of our software. Included in this increase is $1.5 million of revenue recognized upon completion of project implementations pursuant to the zero gross margin method during six months ended January 31, 2012, $1.1 million of revenue recognized when VSOE of fair value of maintenance was established for one customer during six months ended January 31, 2012 and $0.7 million of revenue recognized upon attainment of reliable estimates for one customer during the six months ended January 31, 2012. An additional $1.0 million of revenue was recognized from reimbursable travel expenses.

Deferred Revenues

	As of
	July 31, 2011	January 31, 2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$41,248	$31,702	$(9,546)	(23)%
Deferred maintenance revenues	18,719	18,715	(4)	0
Deferred services revenues	13,828	10,971	(2,857)	(21)

Total deferred revenues	$73,795	$61,388	$(12,407)	(17)%

The $9.5 million decrease in deferred license revenues during the six month period was primarily driven by $10.8 million of revenue recognized from existing orders entered into in prior fiscal years where we attained the required revenue recognition criteria during the six months ended January 31, 2012 and $3.6 million of license billings for new and existing orders as of July 31, 2011 that were recognized as revenue on their due dates during the six months ended January 31, 2012. This was partially offset by $4.9 million of deferred license billings for new and existing orders that were not due as of January 31, 2012.

The $2.9 million decrease in deferred services revenues during the six month period was primarily driven by $1.2 million of revenue being recognized pursuant to the zero gross margin method that was recognized when we completed project implementations during the six months ended January 31, 2012, $1.1 million of revenue recognized when VSOE of fair value of maintenance was established for one customer during the six months ended January 31, 2012 and $0.6 million of revenue recognized upon attainment of reliable estimates for one customer during the six months ended January 31, 2012.

Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.

Cost of Revenues and Gross Profit

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Three Months Ended January 31,
	2011	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$131	$234	$103	79%
Maintenance	1,014	1,197	183	18
Services	15,276	19,310	4,034	26

Total cost of revenues	$16,421	$20,741	$4,320	26%

Includes stock-based compensation of:
Cost of revenues	$330	$1,168	$838

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Six Months Ended January 31,
	2011	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$332	$533	$201	61%
Maintenance	1,900	2,463	563	30
Services	29,381	37,235	7,854	27

Total cost of revenues	$31,613	$40,231	$8,618	27%

Includes stock-based compensation of:
Cost of revenues	$636	$1,926	$1,290

The $4.3 million increase in cost of revenues during the three month period was primarily due to an increase of $1.8 million in personnel-related expenses as a result of 53 additional employees hired primarily to provide implementation services to our customers, a $1.1 million increase in billable expenses and third-party consultant costs, a $0.8 million increase in stock-based compensation and a $0.6 million increase in non-billable travel and administrative expenses.

The $8.6 million increase in cost of revenues during the six month period was primarily due to an increase of $4.0 million in personnel-related expenses as a result of 53 additional employees hired primarily to provide implementation services to our customers, a $1.8 million increase in billable expenses and third party consultant costs, a $1.5 million increase in non-billable travel related expenses, professional services and administrative expenses and a $1.3 million increase in stock-based compensation expenses

We expect our cost of revenues to increase in absolute dollars in future periods to provide implementation services to our customers.

	Three Months Ended January 31,
	2011		2012
		Margin		Margin	Change
	Amount	%	Amount	%	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$19,869	99%	$25,495	99%	$5,626	28%
Maintenance	4,196	81	5,608	82	1,412	34
Services	1,851	11	3,253	14	1,402	76

Total gross profit	$25,916	61%	$34,356	62%	$8,440	33%

	Six Months Ended January 31,
	2011		2012
		Margin		Margin	Change
	Amount	%	Amount	%	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$29,821	99%	$46,011	99%	$16,190	54%
Maintenance	7,920	81	11,448	82	3,528	45
Services	7,653	21	9,787	21	2,134	28

Total gross profit	$45,394	59%	$67,246	63%	$21,852	48%

Gross profit increased by $8.4 million during the three month period primarily due to increased license revenues during the three months ended January 31, 2012. Gross margin remained relatively flat from 61% to 62% for the three months ended January 31, 2011 and 2012, respectively, primarily due to the increase in higher gross margin license revenue.

Gross profit increased by $21.9 million during the six month period primarily due to increased license revenues during the six months ended January 31, 2012. Gross margin improved from 59% to 63% for the six months ended January 31, 2011 and 2012, respectively, primarily due to the increase in higher gross margin license revenue.

We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin License revenue and lower gross margin Service revenue.

Operating Expenses

	Three Months Ended January 31,
	2011		2012
		% of Total		% of Total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$8,212	19%	$12,162	22%	$3,950	48%
Sales and marketing	7,056	17	9,198	17	2,142	30
General and administrative	5,204	12	7,639	14	2,435	47

Total operating expenses	$20,472	48%	$28,999	53%	$8,527	42%

Includes stock-based compensation of:
Research and development	$322		$1,258		$936
Sales and marketing	208		527		319
General and administrative	600		3,339		2,739

Total	$1,130		$5,124		$3,994

	Six Months Ended January 31,
	2011		2012
		% of Total		% of Total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$15,731	20%	$23,121	22%	$7,390	47%
Sales and marketing	12,602	16	16,559	15	3,957	31
General and administrative	9,832	13	14,077	13	4,245	43

Total operating expenses	$38,165	49%	$53,757	50%	$15,592	41%

Includes stock-based compensation of:
Research and development	$570		$2,103		$1,533
Sales and marketing	343		1,024		681
General and administrative	934		4,550		3,616

Total	$1,847		$7,677		$5,830

The $8.5 million increase in operating expenses during the three month period was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, professional services costs including accounting and legal services, travel-related costs and marketing programs, as a result of hiring 82 additional employees in these functional areas.

The $15.6 million increase in operating expenses during the six month period was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, professional services costs including consulting and other professional service cost, travel-related costs and marketing programs, as a result of hiring 82 additional employees in these functional areas.

We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $4.0 million increase in research and development expenses during the three month period was primarily due to an increase of $2.1 million in personnel-related expenses as a result of 48 additional employees, a $1.0 million increase in administrative and other professional services expenses and a $0.9 million increase in stock-based compensation.

The $7.4 million increase in research and development expenses during the six month period was primarily due to an increase of $4.3 million in personnel-related expenses as a result of 48 additional employees, a $1.6 million increase in administrative and other professional services expenses and a $1.5 million increase in stock-based compensation.

Sales and Marketing

The $2.1 million increase in sales and marketing expenses during the three month period was primarily due to an increase of $1.2 million in personnel-related expenses as a result of 16 additional employees, a $0.6 million increase in administrative, employee travel costs and marketing programs, and a $0.3 million increase in stock-based compensation.

The $4.0 million increase in sales and marketing expenses during the six month period was primarily due to a $1.9 million increase in personnel-related expenses as a result of 16 additional employees, an increase of $1.4 million in employee travel costs, marketing programs and other expenses, and a $0.7 million increase in stock-based compensation.

General and Administrative

The $2.4 million increase in general and administrative expenses during the three month period was primarily due to a $2.7 million increase in stock-based compensation, of which $1.2 million expense was related to the RSUs granted to our Chief Executive Officer whereby the performance condition for those grants was satisfied upon the closing of our IPO, and a $0.9 million increase in personnel-related expenses as a result of 18 additional employees. These increases were offset by a $1.2 million decrease in professional services costs, including legal and consultant expenses.

The $4.2 million increase in general and administrative expenses during the six month period was primarily due to a $3.6 million increase in stock-based compensation, of which $1.2 million expense was related to a performance grant triggered upon the Company’s successful IPO, and a $1.4 million increase in personnel-related expenses as a result of 18 additional employees. These increases were offset by a $0.8 million decrease in professional services costs including legal and consultant expenses.

The overall higher costs primarily supported the growth of our business and the preparation for our initial public offering, completed in January 2012.

Other Income (Expense)

	Three Months Ended January 31,
	2011	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income (expense), net	$75	$73	$(2)	*
Other income (expense), net	(9)	(319)	(310)	*

Total	$66	$(246)	$(312)	*

	Six Months Ended January 31,
	2011	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income (expense), net	$112	$113	$1	*
Other income (expense), net	184	(635)	(819)	*

Total	$296	$(522)	$(818)	*

*	Not meaningful

Interest Income, Net

Interest income and interest expense remained relatively flat during the three months and six months ended January 31, 2012 and were consistent with the prior year’s periods.

Other Income (Expense), Net

Other expense increased by $0.3 million primarily due to higher currency exchange losses resulting from the U.S. dollar strengthening against the British Pound and Euro during the three months ended January 31, 2012 compared to the same period in fiscal year 2011.

Other expense increased by $0.8 million primarily due to higher currency exchange losses resulting from the U.S. dollar strengthening against the Canadian dollar, British Pound and Euro during the six months ended January 31, 2012 compared to the same period in fiscal year 2011.

Provision for Income Taxes

We recognized an income tax provision of $1.4 million for the three months ended January 31, 2012 compared to an income tax provision of $0.1 million for the three months ended January 31, 2011. The effective income tax rate for the three months ended January 31, 2012 increased by 33.1% compared to the three months ended January 31, 2011. The change was primarily due to no valuation allowance as of January 31, 2012 compared to a full valuation allowance as of January 31, 2011. In addition, the increase in our profitability resulted in additional foreign and U.S. federal and state taxes during the three months ended January 31, 2012.

We recognized an income tax provision of $4.5 million for the six months ended January 31, 2012 compared to an income tax provision of $0.2 million for the six months ended January 31, 2011. The effective income tax rate for the six months ended January 31, 2012 increased by 31.8% compared to the six months ended January 31, 2011. The change was primarily due to no valuation allowance as of January 31, 2012 compared to a full valuation allowance as of January 31, 2011. In addition, the increase in our profitability resulted in additional foreign and U.S. federal and state taxes during the six months ended January 31, 2012.

Liquidity and Capital Resources

To date, we have substantially satisfied our capital and liquidity needs through private placements of convertible preferred stock and since fiscal year 2009 through cash flows from operations. On January 30, 2012, we received proceeds from our initial public offering of $123.0 million, net of broker discounts and commissions, but before deducting offering expenses.

Cash flows provided by operations were $0.9 million during the six months ended January 31, 2011 and cash flows used in operating activities were $12.3 million during the six months ended January 31, 2012. The six months ended January 31, 2012 included a $10.0 million litigation settlement payment. We had capital expenditures of $3.1 million and $1.0 million for the six months ended January 31, 2011 and 2012, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. As of January 31, 2011 and 2012, we had $36.4 million and $169.6 million of cash and cash equivalents, respectively. On January 31, 2011 and July 31, 2012, we had working capital of $12.5 million and $144.4 million, respectively.

We have experienced positive cash flows from operations during the six months ended January 31, 2011 and negative cash flows from operations during the six months ended January 31, 2012, including a $10.0 million litigation settlement payment. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased orders in our fourth fiscal quarter. As such, we believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenues growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended January 31,
	2011	2012
	(in thousands)
Net cash provided by (used in) operating activities	$930	$(12,268)
Net cash used in investing activities	(3,117)	(1,000)
Net cash provided by financing activities	281	123,854

Cash Flows from Operating Activities

We experienced positive cash flows from operating activities during the six month periods ended January 31, 2011 primarily as a result of increased revenues and the resulting increase in net income during this period, which were partially offset by higher seasonal bonus payments during the first quarter. We experienced negative cash flows from operating activities during the six month period ended January 31, 2012 primarily as a result of a litigation settlement payment plus higher seasonal bonus payments during the first quarter, which were partially offset by the increase in net income during this period.

Net cash provided by operating activities during the six months ended January 31, 2011 was primarily attributable to our net income of $7.3 million and non-cash charges for depreciation and amortization of $0.6 million, stock-based compensation of $2.5 million and a increase in deferred revenues of $3.0 million primarily due to deferring revenue recognition on fiscal year 2011 orders. This was partially offset by an increase in accounts receivable of $5.1 million as our revenues increased and a decrease in accrued employee compensation of $6.3 million due to timing of bonus payments.

Net cash used in operating activities during the six months ended January 31, 2012 was primarily attributable to an increase in accounts receivable of $11.6 million as our billings increased, a decrease in deferred revenues of $11.9 million primarily due to achieving revenue recognition on prior fiscal years’ orders, a decrease in accrued employee compensation of $3.2 million due to timing of bonus payments and a decrease in other liabilities of $8.8 million primarily due to the payment of a litigation settlement. This was partially offset by our net income of $8.5 million and non-cash charges for depreciation and amortization of $1.4 million, stock-based compensation of $9.6 million and a decrease in deferred tax assets of $3.8 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales of short term investments and changes in our restricted cash. In the future, we expect we will continue to invest in capital expenditures to support our expanding operations, including our new corporate headquarters located in Foster City, California.

During the six months ended January 31, 2011, cash used in investing activities of $3.1 million was due to capital expenditures of $1.5 million and an increase in restricted cash of $1.6 million during the period.

During the six months ended January 31, 2012, cash used in investing activities of $1.0 million was due to capital expenditures during the period.

Cash Flows from Financing Activities

Prior to fiscal year 2009, we financed our operations primarily with proceeds from the sale of our convertible preferred stock. Commencing in fiscal year 2009, we have financed our operations primarily from our operating cash flows. In the future, we expect we will use cash in financing activities to satisfy statutory tax withholding obligations related to the vesting of RSUs held by current and former employees.

During the six months ended January 31, 2011, cash provided by financing activities was $0.3 million, which consisted of proceeds received from the exercise of stock options during the period.

During the six months ended January 31, 2012, cash provided by financing activities was $123.9 million, which consisted of $123.0 million in gross proceeds from our initial public offering after deducting broker discounts and commissions, which was offset by $1.7 million in costs paid in connection with our initial public offering, plus $2.5 million in proceeds received from the exercise of stock options during the period.

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies

•	Stock-based compensation

•	Income taxes

There were no significant changes in our critical accounting policies and estimates during the three and six months ended January 31, 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our final prospectus for our initial public offering filed on January 25, 2012 for a more complete discussion of our critical accounting policies and estimates.

Contractual Obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of January 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Anticipated Cash Flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues and our ability to manage infrastructure costs.

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and restricted cash as we do not have any short-term investments or outstanding debt as of July 31, 2011 and January 31, 2012. Our cash and cash equivalents and restricted cash as of January 31, 2012 was $175.7 million and consisted primarily of cash, money market funds and certificates of deposit with maturities of up to two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the Canadian dollar, Australian dollar, Euro and British pound. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have entered into one foreign currency hedging contract, but may consider entering into more such contracts in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments in financial instruments, as our investments consist primarily of highly liquid investments purchased with a remaining maturity of three months or less. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

In December 2007, Accenture Global Services GmbH and Accenture LLP, a competitor, filed a lawsuit against us in the U.S. District Court for the District of Delaware, or the Delaware Court (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture alleged infringement of U.S. Patent No. 7,013,284, or the ‘284 patent, among others, by our products; trade-secret misappropriation; and tortious interference with business relations. Accenture sought damages and an injunction. We denied Accenture’s claims, and we asserted counterclaims seeking a declaration that our products do not infringe the patents, that the patents are invalid and that the ‘284 patent is unenforceable. We also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation.

In March 2011, the USPTO granted a third re-examination against the ‘284 patent, after having rejected all claims in the ‘284 patent on two prior re-examinations. On May 31, 2011, the Delaware Court granted our motion for summary judgment finding that Accenture’s ‘284 patent is invalid. In July 2011, Accenture filed an appeal to the Federal Circuit Court of Appeals of the Delaware Court’s judgment of invalidity of the ‘284 patent. We believe that the Delaware Court was correct in finding the ‘284 patent invalid and we intend to vigorously defend the Delaware Court’s judgment in the appeal. However, at this time, we are unable to predict the likelihood of success of Accenture’s appeal.

In October 2011, we agreed with Accenture to resolve all outstanding patent litigation concerning our respective insurance claims management software. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal regarding the validity of its ‘284 patent. If Accenture is successful in its appeal, we have agreed to pay them an additional $20.0 million. At any time prior to an initial determination by the appeals court, we may instead pay Accenture $15.0 million to discharge this potential obligation. If Accenture is not successful in its appeal, no further payments would be due in connection with the settlement. As part of the settlement, we have also agreed to a cross license of all current patents and patent applications with Accenture.

In addition to the matters described above, from time-to-time, we are involved in various other legal proceedings arising from the normal course of business activities.

ITEM 1A.	Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business and Industry

We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors.

Our quarterly and annual results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control. This variability may lead to volatility in our stock price as research analysts and investors respond to quarterly fluctuations. In addition, comparing our results of operations on a period-to-period basis, particularly on a sequential quarterly basis, may not be meaningful. You should not rely on our past results as an indication of our future performance.

Factors that may affect our results of operations include:

•	structure of our licensing contracts;

•	the timing of new orders and revenue recognition for new and prior year orders;

•	seasonal buying patterns of our customers;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers, at comparable prices;

•	our ability to attract new customers, particularly larger customers, in both domestic and international markets;

•	our ability to enter into contracts on favorable terms, including terms related to price, payment timing and product delivery;

•	volatility in the sales of our products and timing of the execution of new and renewal agreements within such periods;

•	commissions expense related to large transactions;

•	the lengthy and variable nature of our product implementation cycles;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	the timing and amount of an additional litigation settlement payment, if any;

•	stock-based compensation expenses, which vary along with changes to our stock price;

•	general domestic and international economic conditions, in the insurance industry in particular;

•	fluctuations in foreign currency exchange rates;

•	future accounting pronouncements or changes in our accounting policies; and

•

the impact of a recession or any other adverse global economic conditions on our business, including uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. Any failure to adjust spending quickly enough to compensate for a revenues shortfall could magnify the adverse impact of such revenues shortfall on our results of operations. Failure to achieve our quarterly forecasts or to meet or exceed the expectations of research analysts or investors will cause our stock price to decline.

Seasonal and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline.

We sign a significantly higher percentage of software license orders in the second and fourth quarters of each fiscal year. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenues have historically been recognized during those quarters. Since a substantial majority of our license revenues recur annually under our multi-year contracts, we expect to continue to experience this seasonality effect in subsequent years.

Notwithstanding the fact that we generally see increased orders in our second and fourth fiscal quarters, we expect to see additional quarterly revenue fluctuations that may, in some cases, mask the impact of these expected seasonal variations. Our quarterly growth in revenues also may not match up to new orders we receive in a given quarter. This mismatch is primarily due to the following reasons:

•	for the initial year of a multi-year term license, we generally recognize revenues when payment is due and payment may not be due until a subsequent fiscal quarter;

•	we may enter into license agreements with specified terms for product upgrades or functionality, which may require us to delay revenue recognition for the initial period; and

•	we may enter into license agreements with other contractual terms that may affect the timing of revenue recognition.

For example, we received new orders for both term and perpetual licenses in the fourth fiscal quarter of 2011 that committed future product functionality that was delivered in the first fiscal quarter of 2012. As a result, our license revenues in the first half of fiscal 2012 were $7.2 million higher than they would have been had the functionality been delivered in the fourth fiscal quarter of 2011.

In addition, our revenue may fluctuate if our customers make an early payment of their annual fees. For example, during the three months ended January 31, 2012, we recognized $2.5 million of revenue upon early payment of annual fees from one customer.

We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums, or DWP, that will be managed by our solutions. However, in certain circumstances we offer our customers the ability to purchase our products on a perpetual license basis, resulting in an acceleration of revenue recognition. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. For example, we received orders for two perpetual licenses pursuant to which we recognized revenues of $6.9 million in the first fiscal quarter of 2012. This caused our license revenues to increase significantly in the first fiscal quarter of 2012 from the first fiscal quarter of 2011. In addition, because we price our products based on the amount of DWP that will be managed by our solutions, license revenues from each customer may fluctuate up or down based upon insurance policies sold by the customer in the preceding year. Seasonal and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which may cause our stock price to decline.

We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business, results of operations and financial condition.

Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a majority of our revenues. In fiscal years 2010 and 2011, our top 10 customers accounted for 48% and 41% of our revenues, respectively. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.

Our services revenues produce lower gross margins than our license or maintenance revenues, and an increase in services revenues as a percentage of total revenues could adversely affect our overall gross margins and profitability.

Our services revenues were 45% of total revenues for fiscal years 2010 and 2011. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 22% and 18% for fiscal years 2010 and 2011, respectively, while the gross margin for license revenues was 100% and 98% for the respective periods. An increase in the percentage of total revenues represented by services revenues could reduce our overall gross margins.

The volume and profitability of our services offerings depend in large part upon:

•	price charged to our customers;

•	the utilization rate of our services personnel;

•	the complexity of our customers’ information technology environments;

•	our ability to accurately forecast the time and resources required for each implementation project;

•	the resources directed by our customers to their implementation projects;

•	our ability to hire, train and retain qualified services personnel;

•	unexpected difficulty in projects which may require additional efforts on our part without commensurate compensation;

•	the extent to which system integrators provide services directly to customers; and

•	our ability to adequately predict customer demand and scale our professional services staff accordingly.

Any erosion in our services margins or any significant increase in services revenues as a percentage of total revenues would adversely affect our results of operations.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.

The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, leading companies in the software industry own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trademark or other intellectual property claims against us, our customers and partners, and those from whom we license technology and intellectual property.

Although we believe that our products and services do not infringe upon the intellectual property rights of third parties, we cannot assure you that third parties will not assert infringement or misappropriation claims against us with respect to current or future products or services, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use certain intellectual property. We cannot assure you that we are not infringing or otherwise violating any third party intellectual property rights. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenues, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.

Any intellectual property infringement or misappropriation claim or assertion against us, our customers or partners, and those from whom we license technology and intellectual property could have a material adverse effect on our business, financial condition, reputation and competitive position regardless of the validity or outcome. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using our products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products or services; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or works; and to indemnify our partners, customers, and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could seriously harm our business, results of operations and financial condition. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and divert the time and attention of our management and technical personnel.

We may incur additional future expenses in connection with the settlement of our litigation with Accenture.

In December 2007, we were sued by Accenture, a competitor, in the U.S. District Court for the District of Delaware, or the Delaware Court, over our alleged infringement of certain of their intellectual property rights. Two of the three patents that were the subject of these actions were dismissed by agreement of the parties, with prejudice, and the third patent was found invalid by the Delaware Court. Accenture appealed the judgment with respect to the third patent. In addition, we sued Accenture over its alleged infringement of certain of our intellectual property rights and Accenture counterclaimed that we infringe certain of their intellectual property rights. In October 2011, we agreed with Accenture to resolve all outstanding patent litigation concerning our respective insurance claims management software. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal of the Delaware Court’s ruling on the third patent, as referenced above. If Accenture is successful in its appeal, we have agreed to pay them a maximum of an additional $20.0 million. At any time prior to an initial determination by the appeals court, we may instead pay Accenture $15.0 million to discharge this potential obligation. If Accenture is not successful in its appeal, no further payments would be due in connection with the settlement. Our patent litigation with Accenture and the terms of the settlement are further described in “Legal Proceedings” in Item 1 of Part II of this Quarterly Report on Form 10-Q.

We face intense competition in our market, which could negatively impact our business, results of operations and financial condition and cause our market share to decline.

The market for our core insurance system software is intensely competitive. Our implementation cycle is lengthy, variable and requires the investment of significant time and expense by our customers. We compete with legacy systems, many of which have been in operation for decades. Maintaining these legacy systems may be so time consuming and costly for our customers that they do not have adequate resources to devote to the purchase and implementation of our products. We also compete against technology consulting firms that offer software and systems or develop custom, proprietary products for the P&C insurance industry. These consulting firms generally have greater name recognition, larger sales and marketing budgets and greater resources than we do and may have pre-existing relationships with our potential customers, including relationships with, and access to, key decision makers within these organizations. We also encounter competition from small independent firms that compete on the basis of price, custom developments or unique product features or functions and from vendors of software products that may be customized to address the needs of P&C insurance carriers.

We expect the intensity of competition to increase in the future as new companies enter our markets and existing competitors develop stronger capabilities. Increased competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which could harm our business, results of operations and financial condition. Our competitors may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs and achieve wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenues and profitability.

Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Current or potential competitors may be acquired by third parties with greater available resources, such as Accenture’s recent acquisition of Duck Creek Technologies, Inc. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such acquisitions. If we are unable to compete effectively for a share of our market, our business, results of operations and financial condition could be materially and adversely affected.

Weakened global economic conditions may adversely affect the P&C insurance industry, including the rate of information technology spending, which could cause our customers to defer or forego purchases of our products or services.

Our business depends on the overall demand for information technology from, and on the economic health of, our current and prospective customers. In addition, the purchase of our products is discretionary and involves a significant commitment of capital and other resources. The United States and world economies currently face a number of economic challenges, including threatened sovereign defaults, credit downgrades, restricted credit for businesses and consumers and potentially falling demand for a variety of products and services. Recently, the financial markets have been dramatically and adversely affected and many companies are either cutting back expenditures or delaying plans to add additional personnel or systems. Our customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our products or services. Continued challenging global economic conditions, or a reduction in information technology spending even if economic conditions improve, could adversely impact our business, results of operations and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, material default rates among our customers, reduced sales of our products and services and lower or no growth.

Our sales cycle is lengthy and variable, depends upon many factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues.

The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, and often involves a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and can result in a lengthy sales cycle. Moreover, a purchase decision by a potential customer typically requires the approval of several senior decision makers, including the board of directors of our customers. Our sales cycle for new customers is typically one to two years and can extend even longer in some cases. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize license revenues until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. The lengthy and variable sales cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our operating results.

Some of our customers are large P&C insurance carriers with significant bargaining power in negotiations with us. In fiscal years 2010 and 2011, our top 10 customers accounted for 48% and 41% of our revenues, respectively. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to offset any reductions in our average selling prices or increases in our average costs with increased sales volumes and reduced costs, our results of operations could be harmed.

Our limited operating history and the evolving nature of the industry in which we operate may make it difficult to evaluate our business.

We were incorporated in 2001, and since that time have been developing products to meet the evolving demands of customers in the markets in which we operate. We sold the initial versions of ClaimCenter in 2003, PolicyCenter in 2004 and BillingCenter in 2006. This limited operating history makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. We have limited historical financial data, and we operate in an evolving industry, and, as such, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable industry.

We have a history of significant net losses and may not be profitable in future periods.

Although we had a profit of $15.5 million in fiscal year 2010 and $35.6 million in fiscal year 2011, which included a benefit of $27.2 million related to a release of a significant portion of our tax valuation allowance during fiscal year 2011, we have incurred significant losses in prior years, including a net loss of $11.0 million in fiscal year 2009, a net loss of $16.9 million in fiscal year 2008 and a net loss of $28.5 million in fiscal year 2007. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business, including, among other things, improvement of our current products, development and marketing of new services and products, international expansion, investment in our infrastructure and increased general and administrative functions. If our revenues do not sufficiently increase to offset these expected increases in operating expenses, we will incur significant losses and will not be profitable. Our revenues growth in recent periods should not be considered indicative of our future performance. Any failure to continue profitability may materially and adversely affect our business, results of operations and financial condition.

Because we derive substantially all of our revenues and cash flows from our ClaimCenter, PolicyCenter, BillingCenter and InsuranceSuite products and related services, failure of any of these products or services to satisfy customer demands or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derive substantially all of our revenues and cash flows from our ClaimCenter, PolicyCenter, BillingCenter and InsuranceSuite products and related services. We expect to continue to derive a substantial portion of our revenues from these products and related services. As such, the market acceptance of these products is critical to our continued success. Historically, we have derived a substantial majority of our revenues from our ClaimCenter product. As of July 31, 2011, 64% of the outstanding licenses for our products contain licenses for our ClaimCenter product. In addition, we continue to invest significant resources in the enhancement and sales of our PolicyCenter product. The failure of PolicyCenter, as well as our integrated InsuranceSuite, to achieve broader market acceptance would result in significant harm to our business, results of operations, financial condition and growth prospects. Demand for our products is affected by a number of factors beyond our control, including the timing of development and release of new products by us and our competitors, technological change, and growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.

Our business depends on customers renewing and expanding their license and maintenance contracts for our products. A decline in our customer renewals and expansions could harm our future results of operations.

Our customers have no obligation to renew their term licenses after their license period expires, and these licenses may not be renewed on the same or more favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their license agreements before they expire. We have limited historical data with respect to rates of customer license renewals, upgrades and expansions so we may not accurately predict future trends in customer renewals. In addition, our term and perpetual license customers have no obligation to renew their maintenance arrangements after the expiration of the initial contractual period, which is typically one to three years. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. In addition, in some cases, our customers have a right to exercise a perpetual buyout of their term licenses at the end of the initial contract term. If our customers do not renew their term licenses for our solutions or renew on less favorable terms, our revenues may decline or grow more slowly than expected and our profitability may be harmed.

Our implementation cycle is lengthy and variable, depends upon factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues.

The implementation and testing of our products by our customers lasts 6 to 24 months or longer, and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. Depending upon the nature and complexity of our customers’ systems and the time and resources that our customers are willing to devote to implementation of our products, the implementation and testing of our products may take significantly longer than 24 months. Historically, under the zero gross margin method, until the implementation project was completed, we recognized revenues in connection with implementing our products up to the corresponding costs of revenues and operating expenses. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

Our product development cycles are lengthy, and we may incur significant expenses before we generate revenues, if any, from new products.

Because our products are complex and require rigorous testing, development cycles can be lengthy, taking us up to five years to develop and introduce new products. Moreover, development projects can be technically challenging and expensive. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.

Failure to meet customer expectations on the implementation of our products could result in negative publicity and reduced sales, both of which would significantly harm our business, results of operations, financial condition and growth prospects.

We provide our customers with upfront estimates regarding the duration, budget and costs associated with the implementation of our products. Failing to meet these upfront estimates and the expectations of our customers for the implementation of our products could result in a loss of customers and negative publicity regarding us and our products and services, which could adversely affect our ability to attract new customers and sell additional products and services to existing customers. Such failure could result from our product capabilities or service engagements by us, our system integrator partners or our customers’ IT employees. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.

If we are unable to maintain vendor specific objective evidence of fair value for any undelivered element of a software order from a customer, offer certain contractual provisions to our customers, such as delivery of specified functionality, or combine multiple arrangements signed in different periods, our revenues relating to the entire software order will be deferred and recognized over future periods, reducing the revenues we recognize on a significant portion of such order in a particular quarter.

In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we license our software applications and provide maintenance support and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules and allocate the total revenues among elements based on the objective and reliable evidence of fair value, or vendor-specific objective evidence, VSOE, of fair value of each element. As we discuss further in Note 1 of Notes to Condensed Consolidated Financial Statements, if we are unable to determine the VSOE of fair value of any undelivered elements, offer certain contractual provisions to our customers, such as delivery of specified functionality, or combine multiple arrangements signed in different periods, then we are required under U.S. generally accepted accounting principles, or GAAP, to defer additional revenues to future periods. If we are required to defer additional revenues to future periods for a significant portion of our sales, our revenues for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Failure to protect our intellectual property could substantially harm our business and results of operations.

Our success depends in part on our ability to enforce and defend our intellectual property rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to do so.

We have filed, and may in the future file, patent applications related to certain of our innovations. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our patents and other intellectual property. Our existing patents, and any patents granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of the protection of these patents cannot be predicted with certainty. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business.

We also rely on several registered and unregistered trademarks to protect our brand. We have registered the trademarks Guidewire, Guidewire PolicyCenter, Guidewire ClaimCenter and Guidewire BillingCenter in the United States and Canada. We also own a U.S. trademark registration, an International Registration (with protection extended to Australia and the European Community) and a Canada trademark for the Gosu trademark. Additionally, we own an Australia trademark registration, a Hong Kong trademark registration, and a pending Japan trademark application for the Guidewire trademark. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion in the marketplace. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

In addition, we attempt to protect our intellectual property, technology, and confidential information by generally requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements, all of which offer only limited protection. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our confidential information, intellectual property, and technology, unauthorized third parties may gain access to our confidential proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, any of which could materially harm our business and results of operations. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Existing U.S. federal, state and international intellectual property laws offer only limited protection. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as governmental agencies and private parties in the United States. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, reputation, results of operations and financial condition. If we are unable to protect our technology and to adequately maintain and protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

We and our customers rely on technology and intellectual property of third parties, the loss of which could limit the functionality of our products and disrupt our business.

We use technology and intellectual property licensed from unaffiliated third parties in certain of our products, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute this third party technology could limit the functionality of our products and might require us to redesign our products.

Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use and distribute, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business and impact our results of operations.

Catastrophes may adversely impact the P&C insurance industry, preventing us from expanding or maintaining our existing customer base and increasing our revenues.

Our customers are P&C insurance carriers which have experienced, and will likely experience in the future, catastrophe losses that adversely impact their businesses. Catastrophes can be caused by various events, including, amongst others, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornados, explosions, severe weather and fires. Moreover, acts of terrorism or war could cause disruptions in our or our customers’ businesses or the economy as a whole. The risks associated with natural disasters and catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events or estimate the amount of loss they will generate. In the event a future catastrophe adversely impacts our current or potential customers, we may be prevented from maintaining and expanding our customer base and from increasing our revenues because such events may cause customers to postpone purchases of new products and professional service engagements or discontinue projects.

There may be consolidation in the P&C insurance industry, which could reduce the use of our products and services and adversely affect our revenues.

Mergers or consolidations among our customers could reduce the number of our customers and potential customers. This could adversely affect our revenues even if these events do not reduce the aggregate number of customers or the activities of the consolidated entities. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. Any of these developments could materially and adversely affect our results of operations and cash flows.

Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain products subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software with open source software, we could be required to release the source code of our proprietary software.

We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on multiple software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.

Real or perceived errors or failures in our products, or unsatisfactory performance of our products or services could adversely affect our reputation and the market acceptance of our products, and cause us to lose customers or subject us to liability for breach of warranty claims.

Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. Despite testing by us, we may not identify all errors, failures or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures and bugs in some of our product offerings after their introduction.

Product errors will affect the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our customers’ willingness to buy products from us, and adversely affect market acceptance or perception of our products. In addition, because our software is used to manage functions that are critical to our customers, the licensing and support of our products involves the risk of product liability claims. We also may face liability for breaches of our product warranties, product failures or damages caused by faulty installation of our products. Provisions in our contracts relating to warranty disclaimers and liability limitations may be unenforceable or otherwise ineffective.

Any errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance of our products or services could cause us to lose revenues or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, harm our reputation, subject us to liability for breach of warranty claims or damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition.

We may be obligated to disclose our proprietary source code to our customers, which may limit our ability to protect our intellectual property and could reduce the renewals of our support and maintenance services.

Our software license agreements typically contain provisions permitting the customer to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for our products in escrow with a third party. Under these escrow agreements, the source code to the applicable product may be released to the customer, typically for its use to maintain, modify and enhance the product, upon the occurrence of specified events, such as our filing for bankruptcy, discontinuance of our maintenance services and breaching our representations, warranties or covenants of our agreements with our customers. Additionally, in some cases, customers have the right to request access to our source code upon demand. Some of our customers have obtained the source code for our products by exercising this right, and others may do so in the future.

Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and may facilitate intellectual property infringement claims against us. It also could permit a customer to which a product’s source code is disclosed to support and maintain that software product without being required to purchase our support or maintenance services. Each of these could harm our business, results of operations and financial condition.

If our products experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.

Our products are used by our customers to manage and store proprietary information and sensitive or confidential data relating to their businesses. Although we maintain security features in our products, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, and other disruptions that may jeopardize the security of information stored in and transmitted by our products. A party that is able to circumvent our security measures in our products could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems, and misuse any information that they misappropriate.

If any compromise of the security of our products were to occur, we may lose customers and our reputation, business, financial condition and results of operations could be harmed. In addition, if there is any perception that we cannot protect our customers’ proprietary and confidential information, we may lose the ability to retain existing customers and attract new customers and our revenues could decline.

Incorrect or improper use of our products or our failure to properly train customers on how to implement or utilize our products could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition and growth prospects.

Our products are complex and are deployed in a wide variety of network environments. The proper use of our products requires training of the customer. If our products are not used correctly or as intended, inadequate performance may result. Additionally, our customers or third-party partners may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or their employees or third parties who are able to access or use our products. Similarly, our products are sometimes installed or maintained by customers or third parties with smaller or less qualified IT departments, potentially resulting in sub-optimal installation and, consequently, performance that is less than the level anticipated by the customer. Because our customers rely on our products, services and maintenance support to manage a wide range of operations, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, or our failure to properly provide implementation or maintenance services to our customers may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our products and services.

In addition, if there is substantial turnover of customer personnel responsible for implementation and use of our products, or if customer personnel are not well trained in the use of our products, customers may defer the deployment of our products, may deploy them in a more limited manner than originally anticipated or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for implementation and use of our products, our ability to make additional sales may be substantially limited.

Our ability to sell our products is highly dependent on the quality of our professional services and technical support services and the support of our partners, and the failure of us or our partners to offer high-quality professional services or technical support services could damage our reputation and adversely affect our ability to sell our products and services to new customers and renew our licenses to existing customers.

If we or our partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology investments and data, our customers may depend on our technical support services, and in some cases the support of our partners, to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to increase our penetration with larger customers, which is key to the growth of our revenues and profitability. As a result, our failure to maintain high quality support services would have a material adverse effect on our business, results of operations, financial condition and growth prospects.

If we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage.

Our success depends on our continued ability to develop, introduce and market new and enhanced versions of our products to meet evolving customer requirements. However, we cannot assure you that this process can be maintained. If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. We plan to continue our investment in product development in future periods. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. However, we cannot assure you that revenues will be sufficient to support the future product development that is required for us to be competitive. Although we may be able to release new products in addition to enhancements to existing products, we cannot assure you that our new or upgraded products will be accepted by the market, will not be delayed or canceled, will not contain errors or “bugs” that could affect the performance of the products or cause damage to users’ data, or will not be rendered obsolete by the introduction of new products or technological developments by others. If we fail to develop products that are competitive in technology and price and fail to meet customer needs, our market share will decline and our business and results of operations could be harmed.

We may be subject to significant liability claims if our core system software fails and the limitation of liability provided in our license agreements may not protect us, which may adversely impact our financial condition.

The license and support of our core system software creates the risk of significant liability claims against us. Our license agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability or injunctive relief resulting from such claims could have a material and adverse impact on our results of operations and financial condition.

If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly our management team, sales and marketing personnel, professional services personnel and software engineers. Each of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. In addition, many of our senior management personnel are substantially vested in their stock option grants or other equity compensation. While we periodically grant additional equity awards to management personnel and other key employees to provide additional incentives to remain employed by us, employees may be more likely to leave us if a significant portion of their equity compensation is fully vested, especially if the shares underlying the equity awards have significantly appreciated in value. Our inability to attract and retain qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations and financial condition.

We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Often, significant amounts of time and resources are required to train technical, sales and other personnel. We have a limited number of sales people. The loss of some of these sales people in a short period of time could have a negative impact on our sales efforts. Further, qualified individuals are in high demand. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. Because of the technical nature of our products and services and the dynamic market in which we compete, any failure to attract, integrate and retain qualified direct sales, professional services and product development personnel, as well as our contract workers, could have a material adverse effect on our ability to generate sales or successfully develop new products, customer and consulting services and enhancements of existing products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Our ability to effectively use equity compensation to help attract and retain qualified personnel may be limited by our stockholders, and equity compensation arrangements may negatively impact our results of operations.

We intend to continue to issue stock options and restricted stock units as key components of our overall compensation and employee attraction and retention efforts. We may face pressure from stockholders, who must approve any increases in our equity compensation pool, to limit the use of equity-based compensation so as to minimize its dilutive effect on stockholders. In addition, we are required under GAAP to recognize compensation expense in our results of operations for employee share-based equity compensation under our equity grants, which may negatively impact our results of operations and may increase the pressure to limit equity-based compensation. These factors may make it more difficult or unlikely for us to continue granting attractive equity-based compensation packages to our employees, which could adversely impact our ability to attract and retain key employees. If we lose any senior executive or other key employee, our business and results of operations could be materially and adversely affected.

If we are unable to continue the successful development of our direct sales force and the expansion of our relationships with our strategic partners, sales of our products and services will suffer and our growth could be slower than we project.

We believe that our future growth will depend on the continued development of our direct sales force and their ability to obtain new customers, particularly large P&C insurance carriers, and to manage our existing customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our products and services will suffer and our growth will be impeded.

We believe our future growth also will depend on the expansion of successful relationships with system integrators. Our system integrators as channel partners help us reach additional customers. Our growth in revenues, particularly in international markets, will be influenced by the development and maintenance of this indirect sales channel. Although we have established relationships with some of the leading system integrators, our products and services compete directly against the products and services of other leading system integrators, including Accenture. We are unable to control the resources that our system integrator partners commit to implementing our products or the quality of such implementation. If they do not commit sufficient resources to these activities, our business and results of operations could fail to grow in line with our projections.

Failure to manage our rapid growth effectively and manage our headquarters transition could harm our business.

We have recently experienced, and expect to continue to experience, rapid growth in our number of employees and in our international operations that has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations and employees in geographically distributed locations. We also must attract, train and retain a significant number of additional qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel and management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, results of operations and financial condition. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new services or product enhancements. For example, since it may take as long as six months to hire and train a new member of our professional services staff, we make decisions regarding the size of our professional services staff based upon our expectations with respect to customer demand for our products and services. If these expectations are incorrect, and we increase the size of our professional services organization without experiencing an increase in sales of our products and services, we will experience reductions in our gross and operating margins and net income. Furthermore, we have entered into a seven-year lease agreement to relocate our corporate headquarters to Foster City, California commencing August 1, 2012. We expect to incur additional expense in connection with this relocation and our new headquarters lease. These efforts may also disrupt our operations and distract our management team. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy. We also intend to continue to expand into additional international markets which, if not technologically or commercially successful, could harm our financial condition and prospects.

Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.

We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal year 2011, 34% of our revenues were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•	the need to localize our products and licensing programs for international customers;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, particularly in emerging market countries;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	weaker protection of intellectual property rights in some countries;

•	multiple and possibly overlapping tax regimes; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these risks could harm our international operations and reduce our international sales, adversely affecting our business, results of operations, financial condition and growth prospects.

Certain of our software products may be deployed through cloud-based implementations, and if such implementations are compromised by data security breaches or other disruptions, our reputation could be harmed, and we could lose customers or be subject to significant liabilities.

Although our software products typically are deployed on our customers’ premises, our products may be deployed in our customers’ cloud-based environments, in which our products and associated services are made available using an Internet-based infrastructure. In cloud deployments, the infrastructure of third-party service providers used by our customers may be vulnerable to hacking incidents, other security breaches, computer viruses, telecommunications failures, power loss, other system failures and similar disruptions.

Any of these occurrences, whether intentional or accidental, could lead to interruptions, delays or cessation of operation of the servers of third-party service providers’ used by our customers, and to the unauthorized use or access of our software and proprietary information and sensitive or confidential data stored or transmitted by our products. The inability of service providers used by our customers to provide continuous access to their hosted services, and to secure their hosted services and associated customer information from unauthorized use, access or disclosure, could cause us to lose customers and to incur significant liability, and could harm our reputation, business, financial condition and results of operations.

We may expand through acquisitions of and/or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.

In the future, our business strategy may include acquiring complementary software, technologies, or businesses. Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies, especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders. Following an acquisition, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired, or from the sale of a bundle of products that includes products that we acquired, if we have not established VSOE for the undelivered elements in the arrangement. A delay in the recognition of revenues from sales of acquired products or bundles that include acquired products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins.

Additionally, competition within our industry for acquisitions of businesses, technologies and assets has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, the target may be acquired by another company or we may otherwise not be able to complete the acquisition on commercially reasonable terms, if at all. Moreover, we cannot assure you that the anticipated benefits of any acquisition, including our revenues or return on investment assumptions, would be realized or that we would not be exposed to unknown liabilities.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Condensed Consolidated Financial Statements, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Because our customer contracts are highly negotiated, they often include unique terms and conditions that require judgment with respect to revenue recognition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, impose additional requirements on public companies, including specific corporate governance practices. For example, the listing requirements of the New York Stock Exchange require that we satisfy certain corporate governance requirements relating to independent directors, audit and compensation committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We may need additional financing to execute on our current or future business strategies, including to:

•	hire additional personnel;

•	develop new or enhance existing products and services;

•	enhance our operating infrastructure;

•	acquire businesses or technologies; or

•	otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. The Sarbanes-Oxley Act requires, among other things, that as a publicly-traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.

If a material misstatement occurs in the future, we may fail to meet our future reporting obligations, we may need to restate our financial results and the price of our common stock may decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the rules of the SEC, under Section 404 of the Sarbanes-Oxley Act, become applicable to us beginning with the filing of our Annual Report on Form 10-K for the fiscal year ending July 31, 2013. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

If tax laws change or we experience adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.

We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition and results of operations.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, results of operations and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, results of operations and financial condition would be adversely affected.

Risks Related to Owning Our Common Stock

Our stock price may be volatile and you may be unable to sell your shares at or above the price at which you purchase them.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that research analysts publish about us and our business. If we do not establish and maintain adequate research coverage or if one or more analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

Our principal stockholders, executive officers and directors own a significant percentage of our stock and have significant control of our management and affairs, and they can take actions that may be against your best interests.

As of January 31, 2012, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 55.4% of our outstanding common stock and our two largest stockholders, U.S. Venture Partners and Bay Partners, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 43.2% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with stockholders who own significant percentages of a company’s outstanding stock. Also, as a result, these stockholders, if they were to act together, may be able to control our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of January 31, 2012, we had an aggregate of 51,275,725 shares of common stock outstanding. Of these shares:

•	10,177,500 shares are eligible for sale;

•

41,060,541 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”); and

•	37,684 shares will be eligible for sale in the public market from time to time thereafter upon the lapse of our right of repurchase with respect to any unvested shares.

The lock-up agreements expire 180 days after the date of the prospectus for our initial public offering of January 24, 2012, subject to potential extension in the event we release earnings results or material news or a material event relating to us occurs near the end of the lock-up period. J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as representatives of the underwriters, may, in their discretion and at any time, release all or any portion of the securities subject to lock-up agreements. We registered 20,043,393 shares of our common stock that have been issued or reserved for future issuance under our stock incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to the lock-up agreements or unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Our management has broad discretion in the use of the net proceeds from our initial public offering and our use of the net proceeds may not produce a positive rate of return.

Our management will have broad discretion in the application of the net proceeds of our initial public offering. We cannot specify with certainty the uses to which we will apply the net proceeds we will receive from our initial public offering and cannot assure you that our management will apply the net proceeds from our initial public offering in ways that improve our results of operations or increase the value of your investment. The failure by our management to apply these funds in a manner that produces a positive rate of return could adversely affect our ability to continue to maintain and expand our business, which could cause our stock price to decline.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit.

Certain provisions of our certificate of incorporation and bylaws and of Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

•	providing for a classified board of directors with staggered three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock, which could be used to significantly dilute the ownership of a hostile acquiror;

•	prohibiting stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

limiting the persons who may call special meetings of stockholders, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

requiring advance notification of stockholder nominations and proposals, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

The affirmative vote of the holders of at least 66 2/3% of our shares of capital stock entitled to vote is generally necessary to amend or repeal the above provisions that are contained in our amended and restated certificate of incorporation. Also, absent approval of our board of directors, our amended and restated bylaws may only be amended or repealed by the affirmative vote of the holders of at least 50% of our shares of capital stock entitled to vote.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from engaging in certain business combinations without approval of substantially all of our stockholders for a certain period of time.

These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

From November 1, 2011 through January 31, 2012, we granted to employees options to purchase an aggregate of 265,000 shares of common stock under our 2006 Stock Plan (the “2006 Plan”) , at exercise prices ranging from $10.00 to $11.00 per share and 297,500 restricted stock units under our 2010 Restricted Stock Unit Plan.

From November 1, 2011 through January 31, 2012, we issued and sold to employees, consultants and other service providers an aggregate of 1,055,274 shares of common stock upon the exercise of options under the 2006 Plan at exercise prices ranging from $0.05 to $3.92 per share, for an aggregate exercise price of approximately $2,155,857.

(b) Use of Proceeds from Public Offering of Common Stock

On January 30, 2012, we closed our IPO, in which we sold 10,177,500 shares of common stock at a price to the public of $13.00 per share. The aggregate offering price for shares sold in the offering was approximately $132.3 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-176667), which was declared effective by the SEC on January 24, 2012, and a registration statement on Form S-1 (File No. 333-179149). We raised approximately $119.3 million in net proceeds after deducting underwriting discounts and commissions of approximately $9.3 million and other offering expenses of approximately $3.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 25, 2012 pursuant to Rule 424(b). We invested the funds received in registered money market funds and U.S. treasury securities.

ITEM 6.	Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	Filed herewith
3.2	Amended and Restated Bylaws	S-1/A	3.6	October 28, 2011
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 13, 2012	GUIDEWIRE SOFTWARE, INC.

	By:	/s/ Karen Blasing
Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	Filed herewith
3.2	Amended and Restated Bylaws	S-1/A	3.6	October 28, 2011
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.