Form 10-Q
period 2012-04-30
Guidewire Software, Inc.
filed 2012-06-07
CIK 1528396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

On May 31, 2012, the registrant had 52,653,620 shares of common stock issued and outstanding.

Guidewire Software, Inc.

PART I – Financial Information

ITEM 1. Financial	Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	April 30, 2012	July 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,850	$59,625
Restricted cash, current portion	3,726	2,230
Accounts receivable	35,468	23,278
Deferred tax asset, current portion	427	6,044
Other current assets	6,354	3,665

Total current assets	247,825	94,842
Property and equipment, net	5,614	4,455
Restricted cash, net of current portion	—	3,820
Deferred tax asset, net of current portion	22,073	22,073
Other assets	559	1,350

TOTAL ASSETS	$276,071	$126,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,563	$4,317
Accrued employee compensation	17,983	18,112
Deferred revenues, current portion	54,279	48,482
Litigation provision obligation	—	10,000
Other current liabilities	3,858	1,390

Total current liabilities	81,683	82,301
Deferred revenues, net of current portion	6,953	25,313
Other liabilities	384	774

Total liabilities	89,020	108,388
STOCKHOLDERS’ EQUITY:
Convertible preferred stock	—	36,500
Common stock	5	1
Additional paid-in capital	214,151	20,231
Accumulated other comprehensive loss	(386)	(209)
Accumulated deficit	(26,719)	(38,371)

Total stockholders’ equity	187,051	18,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,071	$126,540

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands except share and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Revenues :
License	$21,662	$17,737	$68,206	$47,890
Maintenance	7,769	5,600	21,680	15,420
Services	27,564	21,121	74,586	58,155

Total revenues	56,995	44,458	164,472	121,465

Cost of revenues:
License	150	109	683	441
Maintenance	1,310	950	3,773	2,850
Services	22,513	16,815	59,748	46,196

Total cost of revenues	23,973	17,874	64,204	49,487

Gross profit :
License	21,512	17,628	67,523	47,449
Maintenance	6,459	4,650	17,907	12,570
Services	5,051	4,306	14,838	11,959

Total gross profit	33,022	26,584	100,268	71,978

Operating expenses:
Research and development	12,986	8,973	36,107	24,704
Sales and marketing	8,409	6,713	24,968	19,315
General and administrative	6,785	6,237	20,862	16,069

Total operating expenses	28,180	21,923	81,937	60,088

Income from operations	4,842	4,661	18,331	11,890
Interest income (expense), net	107	(12)	220	100
Other income (expense), net	164	1,037	(471)	1,221

Income before provision for income taxes	5,113	5, 686	18,080	13,211
Provision for (benefit from) income taxes	1,964	(23,714)	6,428	(23,515)

Net income	$3,149	$29,400	$11,652	$36,726

Net income per share:
Basic	$0.06	$0.73	$0.23	$0.88

Diluted	$0.05	$0.66	$0.19	$0.82

Shares used in computing net income per share:
Basic	52,519,909	14,116,890	28,351,997	14,008,692

Diluted	60,127,430	18,234,331	34,928,429	16,875,471

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,652	$36,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,147	1,034
Stock-based compensation	13,878	4,311
Deferred tax assets	5,617	(22,789)
Changes in operating assets and liabilities:
Accounts receivable	(12,397)	(13,500)
Prepaid expenses and other assets	(1,505)	(894)
Accounts payable	(524)	(496)
Accrued employee compensation	(28)	(4,181)
Other liabilities	(8,661)	(2,336)
Deferred revenues	(12,195)	10,065

Net cash provided by (used in) operating activities	(2,016)	7,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,118)	(2,228)
Decrease (increase) in restricted cash	2,323	(5,534)

Net cash provided by (used in) investing activities	205	(7,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	3,676	643
Proceeds from issuance of common stock in connection with public offerings, net of underwriting discounts and commission	143,386	—
Costs paid in connection with public offerings	(2,582)	—

Net cash provided by financing activities	144,480	643

Effect of foreign exchange rate changes on cash and cash equivalents	(444)	1,889

NET INCREASE IN CASH AND CASH EQUIVALENTS	142,225	2,710
CASH AND CASH EQUIVALENTS—Beginning of period	59,625	37,411

CASH AND CASH EQUIVALENTS—End of period	$201,850	$40,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$52
Cash paid for income taxes	$1,762	$1,708
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in accounts payable and other liabilities related to property and equipment	$892	$—
Unpaid offering costs	$935	$—
Conversion of convertible preferred stock into common stock upon initial public offering	$36,500	$—
Conversion of warrants into common stock	$6	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and Summary of Significant Accounting Policies and Estimates

Business

Guidewire Software, Inc., along with its subsidiaries (the “Company”) was incorporated under the laws of the State of Delaware on September 20, 2001. The Company provides Internet-based software platforms for core insurance operations, including underwriting and policy administration, claim management and billing. The Company’s customers include insurance carriers for property and casualty and workers’ compensation insurance. The Company has wholly-owned subsidiaries in Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Poland and the United Kingdom.

The Company offers a suite of applications to enable core property and casualty (“P&C”) insurance operations comprised of the following products: PolicyCenter, ClaimCenter and BillingCenter. The Company also provides maintenance support and provides professional services to the extent requested by its customers.

Public Offerings

On January 30, 2012, the Company closed its initial public offering (“IPO”) whereby 10,177,500 shares of common stock were sold to the public, including the underwriters’ full exercise of their overallotment option of 1,327,500 shares of common stock, at a price of $13.00 per share. The Company received aggregate proceeds of approximately $123.0 million from the initial public offering, including the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $3.7 million, including $2.8 million of capitalized costs. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 25,357,721 shares of common stock, and outstanding warrants to purchase 69,529 shares of convertible preferred stock at $5.03 per share remain outstanding and are contractually adjusted to purchase 69,529 shares of common stock at $5.03 per share.

On April 24, 2012, the Company closed its follow-on public offering of 9,200,000 shares of its common stock, which included 750,000 shares of common stock sold by the Company and 8,450,000 shares of common stock sold by selling stockholders, including the underwriters’ full exercise of their overallotment option from the Company and selling stockholders. The public offering price of the shares sold in the offering was $28.25 per share. The Company received aggregate proceeds of approximately $20.4 million from the follow-on offering, net of underwriters’ discounts and commissions applicable to the sale of shares by the Company, but before deduction of offering costs of approximately $1.0 million payable by the Company, including $0.7 million of capitalized costs. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

As of April 30, 2012, the Company had 52,610,414 shares of common stock issued and outstanding.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s final prospectus filed with the SEC on April 19, 2012 pursuant to Rule 424(b) of the Securities Act of 1933. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended July 31, 2011 included in the Company’s final prospectus for its follow-on offering.

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

No customer accounted for 10% or more of the Company’s revenues for the three and nine months ended April 30, 2012 and 2011. The Company had one customer that accounted for 17% of total accounts receivable as of April 30, 2012. The Company had another customer that accounted for 12% of total accounts receivable as of July 31, 2011.

Accounts Receivable and Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. Accounts receivable are recorded at invoiced amounts, net of the Company’s estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. In cases where the Company is aware of circumstances that may impair a specific purchaser’s ability to meet their financial obligations, the Company records a specific allowance against amounts due from the customer and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. There is judgment involved with estimating the Company’s allowance for doubtful accounts and if the financial condition of its customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company’s accounts receivable are not collateralized by any security. There has been no allowance for doubtful accounts as of April 30, 2012 and July 31, 2011.

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

VSOE of fair value does not exist for the Company’s software licenses; therefore, for all arrangements that do not include services that are essential to the functionality of the software, the Company allocates revenues to software licenses using the residual method. Under the residual method, the amount recognized for license fees is the difference between the total fixed and determinable fees and the VSOE of fair value for the undelivered elements under the arrangement.

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

When VSOE for maintenance has not been established and the arrangement includes implementation services which are deemed essential to the functionality of the software and it is reasonably assured that no loss will be incurred under the arrangement, revenues are recognized pursuant to the zero gross margin method. Under this method, revenues recognized are limited to the costs incurred for the implementation services. As a result, billed license and maintenance fees and the profit margin on the professional services are generally deferred until the essential services are completed and then recognized over the remaining term of the maintenance period.

If the Company cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was $0.1 million and $0.9 million for the three and nine months ended April 30, 2012, respectively, and none and $0.4 million for the three and nine months ended April 30, 2011, respectively, and for service revenues was $0.2 million and $0.9 million for the three and nine months ended April 30, 2012, respectively, and none and $0.3 million for the three and nine months ended April 30, 2011, respectively.

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

Product Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and are amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through April 30, 2012, costs incurred subsequent to the establishment of technological feasibility have been immaterial, and therefore, all software development costs have been charged to research and development expense in the accompanying consolidated statements of income as incurred.

Identified Intangible Assets

Identified intangible assets represent a group of five patents acquired during June 2011 for $1.5 million and are amortized over the period representing the weighted average of their remaining patent lives and economic benefit. During March 2012 the seller of the five patents exercised an option to repurchase all five patents for $0.5 million and the Company retained non-exclusive use rights under the patents. The remaining net cost basis of the patents of $0.1 million was fully amortized upon their repurchase. Identified intangible assets are classified within “Other assets” in the Consolidated Balance Sheet as of July 31, 2011.

Stock-Based Compensation

The Company recognizes compensation expense related to its stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of four years, and a performance-based condition, which will be satisfied upon the first to occur of the sale of our business or 180 days after our initial public offering. If an employee terminates employment from the Company prior to the occurrence of the performance-based condition, the employee does not forfeit the RSUs to the extent the time-based vesting requirements were satisfied prior to termination. The awards expire 10 years from the grant date. We estimate the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized using the accelerated multiple option approach over the requisite service period, which is generally the vesting period of the respective awards. Compensation cost for RSUs is generally recognized over the time-based vesting period regardless of the occurrence of the performance-based condition since this condition is not subject to employment.

Net Income per Share

For the three months ended April 30, 2011 and the nine months ended April 30, 2012 and 2011, the Company’s basic and diluted net income per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in dividends with the common stock (“participating securities”), to compute the net income per share attributable to common stockholders. The Company determined that it had participating securities in the form of noncumulative convertible preferred stock for the periods up to their conversion immediately prior to the closing of the Company’s initial public offering on January 30, 2012 when all convertible preferred shares were converted to common stock. For the three months ended April 30, 2012, the two-class method did not apply since the convertible preferred shares were not outstanding at any point during the quarterly period.

The two-class method requires that the Company calculate the net income per share using net income attributable to the common stockholders, which will differ from the Company’s net income. Net income attributable to the common stockholders is generally equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period. The basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

For the three months ended April 30, 2012, the Company calculated basic net income per share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

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

2. Fair Value of Financial Instruments

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis:

	April 30, 2012	July 31, 2011
	(in thousands)
Money market funds	$105,062	$5,006
Certificates of deposit	3,726	6,049

Total	$108,788	$11,055

3. Property and Equipment

Property and equipment consist of the following:

	April 30, 2012	July 31, 2011
	(in thousands)
Computer hardware	$7,222	$6,031
Software	3,259	3,207
Furniture and fixtures	414	239
Leasehold improvements	2,472	1,026

Total property and equipment	13,367	10,503
Less accumulated depreciation and amortization	(7,753)	(6,048)

Property and equipment, net	$5,614	$4,455

As of April 30, 2012 and July 31, 2011, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $1.9 million and $1.0 million during the nine months ended April 30, 2012 and 2011, respectively.

4. Accrued Employee Compensation

Accrued employee compensation consists of the following:

	April 30, 2012	July 31, 2011
	(in thousands)
Accrued bonuses	$8,520	$9,035
Accrued commission	1,334	2,780
Accrued vacation	5,312	4,712
Payroll accruals	2,817	1,585

Total	$17,983	$18,112

5. Net Income per Share

The following table sets forth the computation of the Company’s basic and diluted net income per share for the three and nine months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
Net income	$3,149	$29,400	$11,652	$36,726
Non-cumulative dividends to preferred stockholders	—	(823)	(1,574)	(2,468)
Undistributed earnings allocated to preferred stockholders	—	(18,338)	(3,674)	(21,983)

Net income, basic	3,149	10,239	6,404	12,275
Adjustments to net income for dilutive options and restricted stock options	—	1,731	390	1,487

Net income, diluted	$3,149	$11,970	$6,794	$13,762

Net income per share:
Basic	$0.06	$0.73	$0.23	$0.88

Diluted	$0.05	$0.66	$0.19	$0. 82

Denominator:
Weighted average shares used in computing net income per share:
Basic	52,519,909	14,116,890	28,351,997	14,008,692
Weighted average effect of diluted stock options	5,310,277	3,098,881	4,168,638	2,351,414
Weighted average effect of dilutive restricted stock units	2,260,934	1,018,560	2,367,973	515,365
Weighted average effect of dilutive stock warrants (1)	36,310	—	39,821	—

Diluted	60,127,430	18,234,331	34,928,429	16,875,471

(1)

Series C convertible preferred stock warrants were automatically converted to equivalent common stock warrants upon the Company’s initial public offering on January 24, 2012 and converted or cancelled as of April 30, 2012.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Stock options to purchase common stock	5,645	725,006	434,724	2,618,568
Stock warrants (1)	—	69,529	—	69,529
Restricted stock units	2,431	648,306	59,276	217,375

(1)

Series C convertible preferred stock warrants were automatically converted to equivalent common stock warrants upon the Company’s initial public offering on January 24, 2012 and converted or cancelled as of April 30, 2012.

6. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under operating leases. The Company entered into an operating lease agreement in September 2007 for its corporate headquarters in California that expires in July 2012. In connection with the lease, the Company opened a letter of credit currently held with Silicon Valley Bank. On November 23, 2009, the Company entered into a sublease agreement for additional conference space expiring in July 2012. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its new corporate headquarters, located in Foster City, California, for approximately 97,644 square feet of space commencing August 1, 2012.

Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.6 million and $0.9 million during the three months ended April 30, 2012 and 2011, respectively, and $3.5 million and $2.7 million for the nine months ended April 30, 2012 and 2011, respectively. This expense was reduced by sublease income of $0.3 million for each of the three months ended April 30, 2012 and 2011, and $0.9 million for each of the nine months ended April 30, 2012 and 2011.

The following table summarizes future commitments and obligations under noncancelable operating leases, to be satisfied as they become due over their terms, as of April 30, 2012 (in thousands):

Fiscal Year Ending July 31,	Lease Payments	Contractual Sublease Income
2012 (remaining three months)	$742	$290
2013	3,357	—
2014	4,629	—
2015	4,541	—
2016 and thereafter	18,637	—

Total	$31,906	$290

Legal Proceedings

In December 2007, Accenture Global Services GmbH and Accenture LLP (collectively, “Accenture”) filed a lawsuit against the Company in the U.S. Federal District Court for the District of Delaware, or the Delaware Court (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture has alleged infringement of U.S. Patent Nos. 7,013,284 and 7,017,111 by the Company’s products; trade-secret misappropriation; and tortious interference with business relations. The Company denied Accenture’s claims, and it asserted counterclaims seeking a declaration that our products do not infringe either patent, that both patents are invalid and that U.S. Patent No. 7,013,284 is unenforceable. The Company also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation.

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

In March 2010, the Delaware Court ruled on claim construction of U.S. Patent No. 7,017,111, and as a result of that ruling Accenture stated that it would not pursue U.S. Patent No. 7,017,111 at trial against the Company, although Accenture retained its rights to appeal the claim construction ruling. In February 2011, the USPTO issued a third and final office re-examination action rejecting all claims in U.S. Patent No. 7,617,240. In March 2011, the USPTO granted a third re-examination against U.S. Patent No. 7,013,284, after having rejected all claims in U.S. Patent No. 7,013,284 on two prior re-examinations. On May 31, 2011, the Delaware Court granted the Company’s motion for summary judgment finding that Accenture’s U.S. Patent Nos. 7,013,284 and 7,017,111 are invalid based on unpatentable subject matter. On June 22, 2011, the Delaware Court approved the parties’ Stipulation and Partial Dismissal under which Accenture’s claims for U.S. Patent Nos. 7,017,111 and 7,617,240 and all of its other claims were dismissed, with prejudice, excepting claims for U.S. Patent No. 7,013,284, and the Company’s claims against Accenture were dismissed, as well. In July 2011, Accenture filed an appeal to the Federal Circuit Court of Appeals of the Delaware Court’s judgment of invalidity of U.S. Patent No. 7,013,284.

On June 23, 2011, the Company filed a lawsuit against Accenture in the U.S. District Court for the Eastern District of Virginia (Guidewire Software, Inc. v. Accenture PLC, Accenture Insurance Services LLC and Accenture LLP, Case No. 1:11-cv-678-CMH/TRJ), or the EDVA Lawsuit, seeking injunction and damages, alleging infringement of U.S. Patent Nos. 6,073,109, 6,058,413, 5,630,069 and 5,734,837 by Accenture’s Claim Components insurance software product and other Accenture software products that utilize the patented workflow and business process management techniques.

On July 20, 2011, Accenture filed a lawsuit against the Company in the U.S. District Court for the Northern District of California (Accenture Global Services Ltd. and Accenture LLP v. Guidewire Software, Inc., Case No. 3:11-cv-03563-MEJ) alleging infringement of U.S. Patent No. 7,979,382 by the Company’s ClaimCenter software product. No trial date has been set for this case.

On August 16, 2011, Accenture filed an answer in the EDVA Lawsuit and counterclaimed alleging that the Company’s ClaimCenter and other unnamed software products infringe two Accenture patents, U.S. Patent Nos. 6,574,636 and 7,409,355, and filed a motion to have the entire EDVA Lawsuit transferred to the U.S. District Court for the Northern District of California. On September 9, 2011 the judge in the EDVA Lawsuit granted Accenture’s motion to transfer the EDVA Lawsuit to the U.S. District Court for the Northern District of California.

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

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings and receives claims from time to time, arising from the normal course of business activities. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

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

The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of April 30, 2012 and July 31, 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the Software License, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of these persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.

7. Stockholders’ Equity and Stock-based Compensation

Convertible Preferred Stock

Upon the closing of the IPO on January 30, 2012, all outstanding convertible preferred stock was converted into 25,357,721 shares of common stock on a one-to-one basis. As of April 30, 2012 and July 31, 2011, the Company was authorized to issue 25,000,000 and 25,643,493 shares of convertible preferred stock, respectively, with a par value of $0.0001 per share. As of April 30, 2012 and July 31, 2011, no shares and 25,357,721 shares of convertible preferred stock are issued and outstanding, respectively.

Common Stock Reserved for Issuance

As of April 30, 2012 and July 31, 2011, the Company was authorized to issue 500,000,000 and 55,000,000 common shares with a par value of $0.0001 per share, respectively. As of April 30, 2012 and July 31, 2011, the Company had reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	April 30, 2012	July 31, 2011
Exercise of stock options to purchase common stock	6,965,795	8,256,678
Vesting of restricted stock units	5,217,381	4,318,996
Issuances of shares available under stock plans	7,297,168	24,666
Conversion of convertible preferred stock	—	25,357,721
Issuances upon exercise of warrants	—	69,529

Total common stock reserved for issuance	19,480,344	38,027,590

Equity Incentive Plans

In February 2007, the Company’s board of directors (“Board”) adopted and the stockholders approved the 2006 Stock Plan (“2006 Plan”) as an amendment and restatement of the stockholder-approved 2002 Stock Option/Stock Issuance Plan, as amended, which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company and under which 14,105,573 shares had been reserved for issuance as of April 30, 2012.

In July 2009, the Board adopted and the stockholders approved the 2009 Stock Plan (“French Plan”). Under the French Plan, 31,000 shares had been reserved for issuance as of April 30, 2012. The number of shares exercised and issued under the French Plan reduced the corresponding number of shares available under the 2006 Plan.

In June 2010, the Board adopted and the stockholders approved the 2010 Restricted Stock Unit Plan (“2010 Plan”). As of April 30, 2012, the Company had reserved 5,076,081 shares of common stock for issuance under the 2010 Plan.

On September 14, 2011, the Board, upon the recommendation of the Compensation Committee of the Board (“Committee”), adopted the 2011 Stock Plan (“2011 Plan”), which was subsequently approved by the Company’s stockholders in January 2012. The 2011 Plan provides flexibility to the Committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company had initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. In addition, the number of shares remaining available for grant under the 2006 Plan and 2010 Plan immediately prior to the closing of the IPO were added to the shares available under the 2011 Plan. The number of shares remaining available for grant under the French Plan expired upon the IPO. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization. With the adoption of the 2011 Plan upon the completion of the Company’s IPO, both option and RSU grants now reduce the 2011 Plan reserve. As of April 30, 2012, the Company had reserved 7,602,983 shares of common stock for issuance under the 2011 Plan.

The shares the Company issues under the 2011 Plan will be authorized but unissued shares or shares that are reacquired. The shares of common stock underlying any awards under the 2011 Plan, 2010 Plan and 2006 Plan that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock or are otherwise terminated (other than by exercise) are added back to the shares of common stock available for issuance under the 2011 Plan. The shares of common stock underlying any outstanding awards under the French Plan that are forfeited, canceled or otherwise not issued will expire and not be available for future issuance.

No awards may be granted under the 2011 Plan after the date that is 10 years from the effectiveness of the plan. No awards under the 2011 Plan were granted prior to the Company’s IPO. Following the closing of the IPO, no additional awards will be made under the 2006 Plan, French Plan and 2010 Plan.

Valuation of Awards

The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011(1)	2012	2011(1)
Expected life (in years)	5.3	—	5.3 - 6.3	—
Risk-free interest rate	1.5%	—	1.2% - 1.5%	—
Expected volatility	46.4%	—	44.1% - 46.4%	—
Expected dividend yield	0%	—	0%	—

(1)	No options were issued during the three and nine months ended April 30, 2011.

Stock Options and RSUs

Stock Option and RSU activity under the Company’s equity incentive plans for the period presented is as follows:

		RSUs	Stock Options
	Shares Available for Grant for RSUs and Stock Options	Number of RSUs Outstanding	Number of Stock Options Outstanding	Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
						(in thousands)
Balance as of July 31, 2011	24,666	4,318,996	8,256,678	$2.98	6.6	$37,353
Additional shares authorized	8,762,000	—	—	—
Granted	(1,682,910)	1,198,395	484,515	10.24
Options exercised/RSUs released	—	(150,000)	(1,734,001)	2.16
Cancelled	191,407	(150,010)	(41,397)	3.77
Repurchased	3,005	—	—	—
Expired	(1,000)	—	—	—

Balance as of April 30, 2012	7,297,168	5,217,381	6,965,795	3.68	6.3	164,088

Vested and expected to vest as of April 30, 2012			6,872,913	3.63	6.2	162,248

Exercisable as of April 30, 2012			6,828,497	3.60	6.2	161,310

(1)

Aggregate intrinsic value represents the difference between the Company’s closing stock price of $27.22 on April 30, 2012 and the fair market value per share of common stock as of July 31, 2011 as determined by the Company’s board of directors of $7.50, against the exercise price of outstanding, in-the-money options.

Stock Options

The options exercisable as of April 30, 2012 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $10.5 million and $0.1 million for the three months ended April 30, 2012 and 2011, respectively, and $20.3 million and $0.9 million for the nine months ended April 30, 2012 and 2011, respectively. The weighted average grant date fair value of options granted was $15.07 and $4.51 for the three months and nine months ended April 30, 2012, respectively. There were no option grants during the nine months ended April 30, 2011.

As of April 30, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $2.5 million, which is expected to be recognized over the next 1.2 years.

RSUs

On March 9, 2011, the Company granted a series of three awards totaling 878,800 performance-based RSUs to its President and Chief Executive Officer. Each of these RSUs is subject to time-based vesting and performance vesting. In addition, each of the RSUs is subject to a separate performance condition, as follows:

•	The RSUs covering 502,200 shares of our common stock are subject to satisfaction of an initial public offering of the Company’s equity securities, which occurred in January 2012;

•

The RSUs covering 251,100 shares of our common stock are subject to full and final dismissal or final adjudication of certain specified litigation to the satisfaction of our Board of Directors, which occurred in July 2011; and

•

The RSUs covering 125,500 shares of our common stock are subject to satisfaction of a pre-established revenue target for fiscal year 2012, which the Company estimated will be satisfied and expense recognition commenced in July 2011.

The aggregate intrinsic value of RSUs outstanding as of April 30, 2012 and July 31, 2011 was approximately $142.0 million and $32.4 million, respectively, and the weighted average grant date fair value was $6.43 and $4.70, respectively, and the fair value of RSUs granted during the period was $14.9 million. The fair value of the 150,000 RSUs released during the quarter ended April 30, 2012 was $4.4 million, and no RSUs were released in the prior year periods.

As of April 30, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $17.1 million, which is expected to be recognized over the next 1.6 years.

Stock-based Compensation Expenses

Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Stock-based compensation expenses:
Cost of revenue	$993	$363	$2,919	$999
Research and development	836	373	2,939	943
Marketing and sales	905	287	1,929	630
General and administrative	1,540	805	6,091	1,739

Total stock-based compensation, recorded in costs and expenses	$4,274	$1,828	$13,878	$4,311

Stock-based compensation for the nine months ended April 30, 2012 includes a stock compensation expense of $1.2 million related to service performed prior to the IPO for RSUs granted to the Company’s Chief Executive Officer whereby the performance condition for these grants was satisfied upon the Company’s IPO closing, and a $0.9 million related to a change in estimated forfeiture rate upon the IPO event.

8. Income Taxes

The income tax provision for (benefit from) the three months ended April 30, 2012 and 2011 was $2.0 million and $(23.7) million, respectively, and the income tax provision for (benefit from) the nine months ended April 30, 2012 and 2011 was $6.4 million and $(23.5) million, respectively. The change is primarily due to the income tax benefit of $26.2 million from the release of a significant portion of the tax valuation allowance in the nine months ended April 30, 2011, partially offset by a $2.1 million provision for uncertain tax benefits associated with the Company’s U.S. federal and California research and development tax credits (“R&D credits”) that were previously not recognized due to the valuation allowance, and a $5.8 million additional foreign and U.S. federal and state income tax provision. In addition, the increase in profitability resulted in additional foreign and U.S. federal and state income taxes during the nine months ended April 30, 2012. The effective tax rates of 35.6% for the nine months ended April 30, 2012 differs from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for stock-based compensation and the impact of state income taxes, offset by the benefit from federal R&D credits.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of April 30, 2012, U.S. income taxes were not provided for on the cumulative total of $7.9 million undistributed earnings from certain foreign subsidiaries. As of April 30, 2012, the unrecognized deferred tax liability for these earnings was approximately $0.7 million.

During the nine months ended April 30, 2012, the unrecognized tax benefits at the beginning of the period increased by $0.2 million associated with the Company’s federal R&D credits. Accordingly, as of April 30, 2012, the Company had unrecognized tax benefits of $1.6 million that, if recognized, would affect the Company’s effective tax rate.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
		(in thousands)
United States	$29,727	$26,836	$93,008	$67,432
Canada	12,572	4,975	25,547	18,545
Australia	3,435	4,693	13,552	11,061
United Kingdom	4,734	4,000	11,570	11,575
Other	6,527	3,954	20,795	12,852

Total revenues	$56,995	$44,458	$164,472	$121,465

No other country accounted for more than 10% of revenues during the three and nine months ended April 30, 2012 and 2011.

The following table sets forth the Company’s property and equipment, net by geographic region:

	April 30, 2012	July 31, 2011
	(in thousands)
North America	$5,160	$4,379
Europe	440	56
Asia Pacific	14	20

Total net property and equipment	$5,614	$4,455

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since August 2010, our license revenues from new orders and subsequent annual payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal year 2011, our license revenues from existing orders have been recognized under three methods: under the residual method when payment is due and payable from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero gross margin method as we complete customer implementations of our software. Our license revenues accounted for 38% and 40% of our total revenues during the three months ended April 30, 2012 and 2011, respectively, and 42% and 39% of our total revenues during the nine months ended April 30, 2012 and 2011, respectively.

Our maintenance revenues are generally recognized annually over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 13% of our total revenues during each of the three months ended April 30, 2012 and 2011, and 13% of our total revenues during each of the nine months ended April 30, 2012 and 2011.

We charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 49% and 47% of our total revenues during the three months ended April 30, 2012 and 2011, respectively, and 45% and 48% of our total revenues during the nine months ended April 30, 2012 and 2011, respectively.

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

•

we may enter into license agreements with specified terms for product upgrades or functionality, which may require us to delay revenue recognition until the period in which the upgrade or functionality is delivered; and

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

In addition, our revenue may fluctuate if our customers make an early payment of their annual fees. For example, during the three months ended January 31, 2012, we recognized $2.5 million of revenue upon early payment of annual fees from one customer, which would have been otherwise recognized during the three months ended April 30, 2012.

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

We sell our core system software primarily through our direct sales force. Our sales cycle for new customers is typically 12 to 24 months. Product implementations, the primary driver of our services revenues, typically last 6 to 24 months and may take longer. No customer accounted for 10% or more of our revenues for the three and nine months ended April 30, 2012 and 2011. Our ten largest customers accounted for 40% and 46% of our total revenues for the three months ended April 30, 2012 and 2011, respectively, and 37% and 41% of our total revenues for the nine months April 30, 2012 and 2011, respectively. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.

We generated revenues of $57.0 million and $44.5 million in the three months ended April 30, 2012 and 2011, respectively, and $164.5 million and $121.5 million in the nine months ended April 30, 2012 and 2011, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the United States and Canada as a percentage of total revenues were 26% and 28% in the three months ended April 30, 2012 and 2011, respectively, and 28% and 29% during the nine months ended April 30, 2012 and 2011, respectively. We generated net income of $3.1 million and $29.4 million in the three months ended April 30, 2012 and 2011, respectively, and $11.7 million and $36.7 million in the nine months ended April 30, 2012 and 2011, respectively.

Key Business Metrics

We use certain key metrics to evaluate and manage our business, including rolling four-quarter recurring revenues from term licenses and total maintenance. In addition, we present select GAAP and non-GAAP financial metrics that we use internally to manage the business and that we believe are useful for investors. These metrics include Adjusted EBITDA and operating cash flow.

Four-Quarter Recurring Revenues

We measure four-quarter recurring revenues by adding the total term license revenues and total maintenance revenues recognized in the preceding four quarters ended in the stated period and excluding perpetual license revenues, revenues from perpetual buyout rights and services revenues. This metric allows us to better understand the trends in our recurring revenues because it typically reduces the variations in any particular quarter caused by seasonality, the effects of the annual invoicing of our term licenses and certain effects of contractual provisions that may accelerate or delay revenue recognition in some cases. Our four-quarter recurring revenues for each of the eight periods presented were:

	Four Quarters Ended
	April 30, 2012	January 31 2012	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010	July 31, 2010
	(in thousands)
Term license revenues	$70,165	$70,871	$64,174	$60,541	$54,797	$53,121	$51,354	$47,933
Total maintenance revenues	27,581	25,412	23,818	21,321	20,188	19,658	20,190	18,702

Total four-quarter recurring revenues	$97,746	$96,283	$87,992	$81,862	$74,985	$72,779	$71,544	$66,635

Adjusted EBITDA

We define Adjusted EBITDA as net income plus provision for income taxes, other (income) expense, net, interest (income) expense, net, depreciation and amortization and stock-based compensation. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $9.9 million and $6.9 million for the three months ended April 30, 2012 and 2011, respectively, and $34.4 million and $17.2 million for the nine months ended April 30, 2012 and 2011, respectively.

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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$3,149	$29,400	$11,652	$36,726
Non-GAAP adjustments:
Provision for (benefit from) income taxes	1,964	(23,714)	6,428	(23,515)
Other (income) expense, net	(164)	(1,037)	471	(1,221)
Interest income (expense), net	(107)	12	(220)	(100)
Depreciation and amortization	784	413	2,147	1,034
Total stock-based compensation	4,274	1,828	13,878	4,311

Adjusted EBITDA	$9,900	$6,902	$34,356	$17,235

Operating Cash Flows

We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. They were also impacted by the payment of a litigation settlement during the three months ended October 31, 2011. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Operating cash flows were an outflow of $2.0 million and an inflow of $7.9 million for the nine months ended April 30, 2012 and 2011, respectively. For a further discussion of our operating cash flows, see “—Liquidity and Capital Resources—Cash Flows from Operating Activities.”

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data, and as a percentage of our total revenues) for those periods. The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our final prospectus for our follow-on public offering filed with the SEC on April 19, 2012.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Revenues :
License	$21,662	$17,737	$68,206	$47,890
Maintenance	7,769	5,600	21,680	15,420
Services	27,564	21,121	74,586	58,155

Total revenues	56,995	44,458	164,472	121,465

Cost of revenues:
License	150	109	683	441
Maintenance	1,310	950	3,773	2, 850
Services	22,513	16,815	59,748	46,196

Total cost of revenues	23,973	17,874	64,204	49,487

Gross profit :
License	21,512	17,628	67,523	47,449
Maintenance	6,459	4,650	17,907	12,570
Services	5,051	4,306	14,838	11,959

Total gross profit	33,022	26,584	100,268	71,978

Operating expenses:
Research and development	12,986	8,973	36,107	24,704
Sales and marketing	8,409	6,713	24,968	19,315
General and administrative	6,785	6,237	20,862	16,069

Total operating expenses	28,180	21,923	81,937	60,088

Income from operations	4,842	4,661	18,331	11,890
Interest income (expense), net:	107	(12)	220	100
Other income (expense), net	164	1,037	(471)	1,221

Income before provision for income taxes	5,113	5,686	18,080	13,211
Provision for (benefit from) income tax	1,964	(23,714)	6,428	(23,515)

Net income	$3,149	$29,400	$11,652	$36,726

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Revenues :
License	38%	40%	42%	39%
Maintenance	13	13	13	13
Services	49	47	45	48

Total revenues	100	100	100	100

Total cost of revenues:	42	40	39	41

Total gross profit:	58	60	61	59

Operating expenses:
Research and development	23	20	22	20
Sales and marketing	15	15	15	16
General and administrative	12	14	13	13

Total operating expenses	50	49	50	49

Income from operations	8	11	11	10
Interest income, net:	—	—	—	—
Other income (expense), net	—	2	—	1

Income before provision for income taxes	8	13	11	11
Provision for income tax	3	-53	4	-19

Net income	5%	66%	7%	30%

Comparison of the Three and Nine Months Ended April 30, 2012 and 2011

Revenues

Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended April 30,
	2012		2011
	Amount	% of Total revenues	Amount	% of Total revenues	Change
					($)	(%)
	(In thousands, except percentages)
Revenues:
License	$21,662	38%	$17,737	40%	$3,925	22%
Maintenance	7,769	13	5,600	13	2,169	39
Services	27,564	49	21,121	47	6,443	31

Total revenues	$56,995	100%	$44,458	100%	$12,537	28%

License Revenues

The $3.9 million increase in license revenues during the three month period was primarily driven by continued adoption of our ClaimCenter software, increasing adoption of our PolicyCenter software and Suite software, and increased sales and marketing efforts in the North America and Europe.

	Three Months Ended April 30,
	2012		2011
	Amount	% of License	Amount	% of License	Change
		revenues		revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$15,366	71%	$16,069	91%	$(703)	-4%
Perpetual	6,296	29	1,668	9	4,628	277

Total license revenues	$21,662	100%	$17,737	100%	$3,925	22%

The $0.7 million decrease in term license revenues during the three month period was primarily driven by $3.0 million of revenues recognized from new orders during the three months ended April 30, 2012 and $0.6 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the three months ended April 30, 2012, which included $0.9 million revenue recognized upon completion of project implementation for one customer, $0.3 million of revenues recognized upon attainment of reliable estimates, partially offset by a $0.5 million decrease in revenues recognized upon delivery of specified upgrades. These increases were offset by the timing of $2.5 million revenue recognized upon the early payment of the second annual fee from one customer in the second quarter of fiscal 2012 versus their prior year’s annual payment recognized in the third quarter of fiscal 2011 and $1.5 million of revenues recognized upon attainment of the required revenue recognition criteria in the prior comparable period.

The $4.6 million increase in perpetual license revenues during the three month period was primarily driven by $1.3 million of revenue recognized during the three months ended April 30, 2012 from new orders, $2.7 million of revenue recognized upon attainment of the required revenue recognition criteria related to prior year orders during the three months ended April 30, 2012 and $0.9 million of revenue recognized upon exercise of a perpetual buyout option during the three months ended April 30, 2012. These increases were partially offset by the recognition in the prior comparable period of $0.3 million in revenues for existing orders under the percentage of completion method.

Our perpetual license revenues are not consistent from quarter to quarter.

Maintenance Revenues

The $2.2 million increase in maintenance revenues during the three month period was primarily driven by $0.9 million of revenues recognized due to new orders during the three months ended April 30, 2012 and $1.3 million of revenue recognized upon attainment of the required revenue recognition criteria related to prior year orders during the three months ended April 30, 2012.

Services Revenues

The $6.4 million increase in service revenues during the three month period was primarily driven by an additional $5.5 million of revenues related to implementation of our software. Included in this increase is $1.0 million of revenues recognized upon completion of an implementation project for one of our customers during the three months ended April 30, 2012. An additional $0.9 million in revenues were recognized related to reimbursable travel expenses.

	Nine Months Ended April 30,
	2012		2011
	Amount	% of Total	Amount	% of Total	Change
		revenues		revenues	($)	(%)
	(In thousands, except percentages)
Revenues:
License	$68,206	42%	$47,890	39%	$20,316	42%
Maintenance	21,680	13	15,420	13	6,260	41
Services	74,586	45	58,155	48	16,431	28

Total revenues	$164,472	100%	$121,465	100%	$43,007	35%

License Revenues

The $20.3 million increase in license revenues during the nine month period was primarily driven by continued adoption of our ClaimCenter software, increasing adoption of our PolicyCenter software and Suite software, and increased sales and marketing efforts in the North America and Europe.

	Nine Months Ended April 30,
	2012		2011
		% of License		% of License	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$47,547	70%	$37,920	79%	$9,627	25%
Perpetual	20,659	30	9,970	21	10,689	107

Total license revenues	$68,206	100%	$47,890	100%	$20,316	42%

The $9.6 million increase in term license revenues during the nine month period was primarily driven by $7.3 million of revenues recognized during the nine months ended April 30, 2012 from new orders and $4.2 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the nine months ended April 30, 2012, which included $1.7 million of revenues recognized upon delivery of specified upgrades, $1.2 million of revenues recognized upon attainment of reliable estimates, $0.9 million revenue recognized upon completion of project implementation for one customer and $0.4 million revenue recognized when VSOE of fair value of maintenance was established for one customer. These increases were partially offset by $1.5 million of revenues recognized upon attainment of the required revenue recognition criteria in the prior comparable period.

The $10.7 million increase in perpetual license revenues during the nine month period was primarily driven by $6.0 million of revenue recognized during the nine months ended April 30, 2012 from new orders, $9.6 million of revenue recognized upon attainment of the required revenue recognition criteria related to prior year orders during the nine months ended April 30, 2012 and $0.9 million of revenue recognized upon exercise of perpetual buyout option during nine months ended April 30, 2012. These increases were partially offset by the recognition in the prior comparable period of $4.9 million in revenue for a new perpetual order and $1.0 million in revenues for existing orders under the percentage of completion method.

Maintenance Revenues

The $6.3 million increase in maintenance revenues during the nine month period was primarily driven by $3.2 million of revenue recognized due to new orders during the nine months ended April 30, 2012 and $2.7 million of revenue recognized upon attainment of the required revenue recognition criteria related to prior year orders during the nine months ended April 30, 2012.

Services Revenues

The $16.4 million increase in service revenues during the nine month period was primarily driven by additional $14.7 million of revenue related to implementation of our software. Included in this increase is $1.1 million of revenue recognized when VSOE of fair value of maintenance was established for one customer during the nine months ended April 30, 2012, $0.6 million of revenue recognized upon attainment of reliable estimates for one customer during the nine months ended April 30, 2012 and $1.0 million of revenue recognized upon completion of an implementation project for one of our customers. An additional $1.9 million of revenue was recognized from reimbursable travel expenses.

Deferred Revenues

	As of
	April 30, 2012	July 31, 2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$29,498	$41,248	$(11,750)	-28%
Deferred maintenance revenues	20,777	18,719	2,058	11
Deferred services revenues	10,957	13,828	(2,871)	-21

Total deferred revenues	$61,232	$73,795	$(12,563)	-17%

The $11.7 million decrease in deferred license revenues during the nine month period was primarily driven by $12.8 million of revenues recognized from existing orders entered into in prior fiscal years where we attained the required revenue recognition criteria during the nine months ended April 30, 2012. In addition, $0.8 million of revenues were recognized for the annual billing of license fees for new and existing orders during the nine months ended April 30, 2012, partially offset by $1.9 million of revenues deferred due to lack of attainment of revenue recognition criteria during the nine months ended April 30, 2012.

The $2.1 million increase in deferred maintenance revenues during the nine month period was primarily driven by $1.8 million of revenues deferred for billings of new and existing orders during the nine months ended April 30, 2012 and $1.1 million of revenues deferred due to lack of attainment of revenue recognition criteria during the nine months ended April 30, 2012, partially offset by $0.8 million of revenues recognized from existing orders entered into in prior periods upon attainment of the required revenue recognition criteria during the nine months ended April 30, 2012.

The $2.9 million decrease in deferred services revenues during the nine month period was primarily driven by $1.1 million of revenue being recognized when VSOE of fair value of maintenance was established for one customer during the nine months ended April 30, 2012, $0.6 million of revenue recognized upon attainment of reliable estimates for one customer during the nine months ended April 30, 2012 and $1.0 million of revenue recognized upon completion of an implementation project for one of our customers.

Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.

Cost of Revenues and Gross Profit

	Three Months Ended April 30,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$150	$109	$41	38%
Maintenance	1,310	950	360	38
Services	22,513	16,815	5,698	34

Total cost of revenues	$23,973	$17,874	$6,099	34%

Includes stock-based compensation of:
Cost of revenues	$993	$363	$630

	Nine Months Ended April 30,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$683	$441	$242	55%
Maintenance	3,773	2,850	923	32
Services	59,748	46,196	13,552	29

Total cost of revenues	$64,204	$49,487	$14,717	30%

Includes stock-based compensation of:
Cost of revenues	$2,919	$999	$1,920

The $6.1 million increase in cost of revenues during the three month period was primarily due to an increase of $3.3 million in personnel-related expenses as a result of 80 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $1.4 million increase in billable expenses and third-party consultant costs, a $0.6 million increase in stock-based compensation and a $0.8 million increase in non-billable travel and administrative expenses.

The $14.7 million increase in cost of revenues during the nine month period was primarily due to an increase of $7.3 million in personnel-related expenses as a result of 80 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $3.2 million increase in billable expenses and third party consultant costs, a $2.3 million increase in non-billable travel related expenses, professional services and administrative expenses and a $1.9 million increase in stock-based compensation expenses

We expect our cost of revenues to increase in absolute dollars in future periods to provide implementation services to our customers.

	Three Months Ended April 30,
	2012		2011
		Margin		Margin	Change
	Amount	%	Amount	%	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$21,512	99%	$17,628	99%	$3,884	22%
Maintenance	6,459	83	4,650	83	1,809	39
Services	5,051	18	4,306	20	745	17

Total gross profit	$33,022	58%	$26,584	60%	$6,438	24%

	Nine Months Ended April 30,
	2012		2011
		Margin		Margin	Change
	Amount	%	Amount	%	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$67,523	99%	$47,449	99%	$20,074	42%
Maintenance	17,907	83	12,570	82	5,337	42
Services	14,838	20	11,959	21	2,879	24

Total gross profit	$100,268	61%	$71,978	59%	$28,290	39%

Gross profit increased by $6.4 million during the three month period primarily due to increased license revenues during the three months ended April 30, 2012. Gross margin decreased to 58% from 60% for the three months ended April 30, 2012 and 2011, respectively, primarily due to a higher proportion of revenues being attributed to services.

Gross profit increased by $28.3 million during the nine month period primarily due to increased license revenues during the nine months ended April 30, 2012. Gross margin improved to 61% from 59% for the nine months ended April 30, 2012 and 2011, respectively, primarily due to the increase in higher gross margin license revenues as a percentage of total revenues.

We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.

Operating Expenses

	Three Months Ended April 30,
	2012		2011
		% of Total		% of Total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,986	23%	$8,973	20%	$4,013	45%
Sales and marketing	8,409	15	6,713	15	1,696	25
General and administrative	6,785	12	6,237	14	548	9

Total operating expenses	$28,180	50%	$21,923	49%	$6,257	29%

Includes stock-based compensation of:
Research and development	$836		$373		$463
Sales and marketing	905		287		618
General and administrative	1,540		805		735

Total	$3,281		$1,465		$1,816

	Nine Months Ended April 30,
	2012		2011
		% of Total		% of Total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$36,107	22%	$24,704	20%	$11,403	46%
Sales and marketing	24,968	15	19,315	16	5,653	29
General and administrative	20,862	13	16,069	13	4,793	30

Total operating expenses	$81,937	50%	$60,088	49%	$21,849	36%

Includes stock-based compensation of:
Research and development	$2,939		$943		$1,996
Sales and marketing	1,929		630		1,299
General and administrative	6,091		1,739		4,352

Total	$10,959		$3,312		$7,647

The $6.3 million increase in operating expenses during the three month period was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, professional services costs including accounting and legal services, travel-related costs and marketing programs, as a result of hiring 79 additional employees during the last twelve months in these functional areas.

The $21.8 million increase in operating expenses during the nine month period was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, professional services costs including consulting and other professional service cost, travel-related costs and marketing programs, as a result of hiring 79 additional employees during the last twelve months in these functional areas.

We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $4.0 million increase in research and development expenses during the three month period was primarily due to an increase of $2.4 million in personnel-related expenses as a result of 44 additional employees during the last twelve months, a $1.1 million increase in administrative and other professional services expenses and a $0.5 million increase in stock-based compensation.

The $11.4 million increase in research and development expenses during the nine month period was primarily due to an increase of $6.8 million in personnel-related expenses as a result of 44 additional employees during the last twelve months, a $2.6 million increase in administrative and other professional services expenses and a $2.0 million increase in stock-based compensation.

Sales and Marketing

The $1.7 million increase in sales and marketing expenses during the three month period was primarily due to an increase of $0.7 million in personnel-related expenses as a result of 18 additional employees during the last twelve months, a $0.4 million increase in administrative, employee travel costs and marketing programs, and a $0.6 million increase in stock-based compensation.

The $5.7 million increase in sales and marketing expenses during the nine month period was primarily due to a $2.5 million increase in personnel-related expenses as a result of 18 additional employees during the last twelve months, an increase of $1.9 million in employee travel costs, marketing programs and other expenses, and a $1.3 million increase in stock-based compensation.

General and Administrative

The $0.5 million increase in general and administrative expenses during the three month period was primarily due to a $0.7 million increase in stock-based compensation, and a $0.8 million increase in personnel-related expenses as a result of 17 additional employees during the last twelve months. These increases were offset by a $1.0 million decrease in administrative expenses and professional services costs, including legal and consultant expenses.

The $4.8 million increase in general and administrative expenses during the nine month period was primarily due to a $4.4 million increase in stock-based compensation, of which $1.2 million expense was related to a performance grant triggered upon the Company’s successful IPO, and a $2.3 million increase in personnel-related expenses as a result of 17 additional employees during the last twelve months. These increases were offset by a $1.9 million decrease in administrative expenses and professional services costs including legal and consultant expenses.

The overall higher costs primarily supported the growth of our business and the preparation for our initial public offering, completed in January 2012.

Other Income (Expense)

	Three Months Ended April 30,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income (expense), net	$107	$(12)	$119	*
Other income (expense), net	164	1,037	(873)	*

Total	$271	$1,025	$(754)	*

	Nine Months Ended April 30,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income (expense), net	$220	$100	$120	*
Other income (expense), net	(471)	1,221	(1,692)	*

Total	$(251)	$1,321	$(1,572)	*

*	Not meaningful

Interest Income (Expense), Net

Interest income and interest expense increased by $0.1 million during the three months and nine months ended April 30, 2012 primarily due to higher interest income from the IPO proceeds.

Other Income (Expense), Net

Other income (expense) decreased by $0.9 million primarily due to higher currency exchange losses resulting from the U.S. dollar strengthening against the British Pound and Euro during the three months ended April 30, 2012 compared to the same period in fiscal year 2011.

Other income (expense) decreased by $1.7 million primarily due to higher currency exchange losses resulting from the U.S. dollar strengthening against the Canadian dollar, British Pound and Euro during the nine months ended April 30, 2012 compared to the same period in fiscal year 2011.

Provision for (Benefit from) Income Taxes

We recognized an income tax provision of $2.0 million for the three months ended April 30, 2012 compared to an income tax benefit of $23.7 million for the three months ended April 30, 2011. Our effective income tax rate of 38.4% for the three months ended April 30, 2012 increased compared to the income tax benefit for the three months ended April 20, 2011, which was primarily due to the release of a significant portion of the tax valuation allowance in the three months ended April 30, 2011. In addition, the increase in our profitability resulted in additional foreign and U.S. federal and state income taxes during the three months ended April 30, 2012.

We recognized an income tax provision of $6.4 million for the nine months ended April 30, 2012 compared to an income tax benefit of $23.5 million for the nine months ended April 30, 2011. Our effective income tax rate of 35.6% for the nine months ended April 30, 2012 increased compared to the income tax benefit for the nine months ended April 30, 2011, which was primarily due to the release of a significant portion of the tax valuation allowance in the nine months ended April 30, 2011. In addition, the increase in our profitability resulted in additional foreign and U.S. federal and state income taxes during the nine months ended April 30, 2012.

Liquidity and Capital Resources

To date, we have substantially satisfied our capital and liquidity needs through private placements of convertible preferred stock and since fiscal year 2009 through cash flows from operations. On January 30, 2012, we received proceeds from our initial public offering of $123.0 million, net of broker discounts and commissions, but before deducting offering expenses. On April 24, 2012, we received proceeds from our follow-on public offering of $20.4 million, net of underwriting discounts and commissions, but before deducting offering expenses of $1.0 million.

Cash flows used in operations were $2.0 million during the nine months ended April 30, 2012 and cash flows provided by operating activities were $7.9 million during the nine months ended April 30, 2011. The nine months ended April 30, 2012 included a $10.0 million litigation settlement payment. We had capital expenditures of $2.1 million and $2.2 million for the nine months ended April 30, 2012 and 2011, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. As of April 30, 2012 and 2011, we had $201.9 million and $40.1 million of cash and cash equivalents, respectively, and working capital of $166.1 million and $14.3 million, respectively.

We experienced negative cash flows from operations during the nine months ended April 30, 2012, including a $10.0 million litigation settlement payment, and positive cash flows from operations during the nine months ended April 30, 2011. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased orders in our fourth fiscal quarter. As such, we believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenues growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended April 30,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$(2,016)	$7,940
Net cash provided by (used in) investing activities	205	(7,762)
Net cash provided by financing activities	144,480	643

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the nine month period ended April 30, 2012 primarily as a result of a litigation settlement payment plus higher seasonal bonus payments during the first quarter, which were partially offset by the increase in net income during this period.

We experienced positive cash flows from operating activities during the nine month periods ended April 30, 2011 primarily as a result of increased revenues and the resulting increase in net income during this period, which were partially offset by higher seasonal bonus payments during the first quarter.

Net cash used in operating activities during the nine months ended April 30, 2012 was primarily attributable to an increase in accounts receivable of $12.4 million as our billings increased, a decrease in deferred revenues of $12.2 million primarily due to achieving revenue recognition on prior fiscal years’ orders, a decrease in other liabilities of $8.7 million primarily due to the payment of a litigation settlement and an increase in prepaid expenses and other assets of $1.5 million primarily due to increased prepayments including income taxes, rents and insurance. This was partially offset by our stock-based compensation of $13.9 million, net income of $11.7 million, a decrease in deferred tax assets of $5.6 million and non-cash charges for depreciation and amortization of $2.1 million.

Net cash provided by operating activities during the nine months ended April 30, 2011 was primarily attributable to our net income of $36.7 million, an increase in deferred revenues of $10.1 million primarily due to deferring revenue recognition on fiscal year 2011 orders, stock-based compensation of $4.3 million and non-cash charges for depreciation and amortization of $1.0 million. This was partially offset by a $22.8 million increase in deferred tax assets associated with the reversal of a significant portion of our tax valuation allowance, an increase in accounts receivable of $13.5 million as our revenues increased and a decrease in accrued employee compensation of $4.2 million due to timing of bonus payments.

Cash Flows from Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales of short term investments and changes in our restricted cash. In the future, we expect we will continue to invest in capital expenditures to support our expanding operations, including our move during calendar year 2012 to new corporate headquarters located in Foster City, California.

During the nine months ended April 30, 2012, net cash provided by investing activities of $0.2 million was due to a decrease in restricted cash of $2.3 million during the period offset by capital expenditures of $2.1 million.

During the nine months ended April 30, 2011, cash used in investing activities of $7.8 million was due to capital expenditures of $2.2 million and an increase in restricted cash of $5.5 million during the period.

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

During the nine months ended April 30, 2012, cash provided by financing activities was $144.5 million, which consisted of $143.4 million in gross proceeds from our public offerings after deducting underwriting discounts and commissions, partially offset by $2.6 million in costs we paid in connection with our public offerings, plus $3.7 million in proceeds received from the exercise of stock options during the period.

During the nine months ended April 30, 2011, cash provided by financing activities was $0.6 million, which consisted of proceeds received from the exercise of stock options during the period.

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

There were no significant changes in our critical accounting policies and estimates during the three and nine months ended April 30, 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our final prospectus for our follow-on public offering filed on April 19, 2012 for a more complete discussion of our critical accounting policies and estimates.

Contractual Obligations

Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.

Other than the lease commitments and letters of credit discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of April 30, 2012.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and restricted cash as we do not have any short-term investments or outstanding debt as of April 30, 2012 and July 31, 2011. Our cash and cash equivalents and restricted cash as of April 30, 2012 was $205.6 million and consisted primarily of cash, money market funds and certificates of deposit with maturities of up to two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

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

For example, we received new orders for both term and perpetual licenses in the fourth fiscal quarter of 2011 that committed future product functionality that was delivered in the first fiscal quarter of 2012. As a result, our license revenues in year-to-date fiscal 2012 were $7.2 million higher than they would have been had the functionality been delivered in the fourth fiscal quarter of 2011.

In addition, our revenue may fluctuate if our customers make an early payment of their annual fees. For example, during the three months ended January 31, 2012, we recognized $2.5 million of revenue upon early payment of annual fees from one customer.

We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums, or DWP, that will be managed by our solutions. However, in certain circumstances we offer our customers the ability to purchase our products on a perpetual license basis, resulting in an acceleration of revenue recognition. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. For example, we received orders for two perpetual licenses pursuant to which we recognized revenues of $6.9 million in the first fiscal quarter of 2012. This caused our license revenues to increase significantly in the first fiscal quarter of 2012 from the first fiscal quarter of 2011. Furthermore, we recognized approximately $4.0 million in revenues from perpetual licenses in the second fiscal quarter of 2012. In addition, because we price our products based on the amount of DWP that will be managed by our solutions, license revenues from each customer may fluctuate up or down based upon insurance policies sold by the customer in the preceding year. Seasonal and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which may cause our stock price to decline.

We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business, results of operations and financial condition.

Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a majority of our revenues. In fiscal years 2011 and 2010, our top 10 customers accounted for 41% and 48% of our revenues, respectively. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.

Our services revenues produce lower gross margins than our license or maintenance revenues, and an increase in services revenues as a percentage of total revenues could adversely affect our overall gross margins and profitability.

Our services revenues were 45% of total revenues for fiscal years 2011 and 2010. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 18% and 22% for fiscal years 2011 and 2010, respectively, while the gross margin for license revenues was 98% and 100% for the respective periods. An increase in the percentage of total revenues represented by services revenues could reduce our overall gross margins.

The volume and profitability of our services offerings depend in large part upon:

•	price charged to our customers;

•	the utilization rate of our services personnel;

•	the complexity of our customers’ information technology environments;

•	our ability to accurately forecast the time and resources required for each implementation project;

•	the resources directed by our customers to their implementation projects;

•	our ability to hire, train and retain qualified services personnel;

•	unexpected difficulty in projects which may require additional efforts on our part without commensurate compensation;

•	our ability to manage appropriate fixed fee arrangements;

•	the extent to which system integrators provide services directly to customers; and

•	our ability to adequately predict customer demand and scale our professional services staff accordingly.

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

Some of our customers are large P&C insurance carriers with significant bargaining power in negotiations with us. In fiscal years 2011 and 2010, our top 10 customers accounted for 41% and 48% of our revenues, respectively. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to offset any reductions in our average selling prices or increases in our average costs with increased sales volumes and reduced costs, our results of operations could be harmed.

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

Although we had a profit of $35.6 million in fiscal year 2011, which included a benefit of $27.2 million related to a release of a significant portion of our tax valuation allowance during fiscal year 2011, and $15.5 million in fiscal year 2010, we have incurred significant losses in prior years, including a net loss of $11.0 million in fiscal year 2009, a net loss of $16.9 million in fiscal year 2008 and a net loss of $28.5 million in fiscal year 2007. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business, including, among other things, improvement of our current products, development and marketing of new services and products, international expansion, investment in our infrastructure and increased general and administrative functions. If our revenues do not sufficiently increase to offset these expected increases in operating expenses, we will incur significant losses and will not be profitable. Our revenues growth in recent periods should not be considered indicative of our future performance. Any failure to continue profitability may materially and adversely affect our business, results of operations and financial condition.

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

In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we license our software applications and provide maintenance support and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules and allocate the total revenues among elements based on the objective and reliable evidence of fair value, or vendor-specific objective evidence, VSOE, of fair value of each element. As we discuss further in Note 1 of Notes to Condensed Consolidated Financial Statements, if we are unable to determine the VSOE of fair value of any undelivered elements, offer certain contractual provisions to our customers, such as delivery of specified functionality, or combine multiple arrangements signed in different periods, then we are required under U.S. generally accepted accounting principles, or U.S. GAAP, to defer additional revenues to future periods. If we are required to defer additional revenues to future periods for a significant portion of our sales, our revenues for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Condensed Consolidated Financial Statements, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Because our customer contracts are highly negotiated, they often include unique terms and conditions that require judgment with respect to revenue recognition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

As of April 30, 2012, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 42.0% of our outstanding common stock, which includes our two largest stockholders, U.S. Venture Partners and Bay Partners, who beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 32.2% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with stockholders who own significant percentages of a company’s outstanding stock. Also, as a result, these stockholders, if they were to act together, may be able to control our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

As of April 30, 2012, we had an aggregate of 52,610,414 shares of common stock outstanding. Of these shares:

•	19,377,500 shares are eligible for sale;

•

33,203,019 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”); and

•	29,895 shares will be eligible for sale in the public market from time to time thereafter upon the lapse of our right of repurchase with respect to any unvested shares.

The lock-up agreements expire on July 22, 2012, which is 180 days after the date of the final prospectus for our initial public offering of January 24, 2012, subject to potential extension in the event we release earnings results or material news or a material event relating to us occurs near the end of the lock-up period. J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., and Citigroup Global Markets, Inc., as representatives of the underwriters, may, in their discretion and at any time, release all or any portion of the securities subject to lock-up agreements. We registered 20,043,393 shares of our common stock that have been issued or reserved for future issuance under our stock incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to the lock-up agreements or unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.

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

Our management will have broad discretion in the application of the net proceeds of our initial and follow-on public offerings. We cannot specify with certainty the uses to which we will apply the net proceeds we will receive from our initial and follow-on public offerings and cannot assure you that our management will apply the net proceeds from our initial and follow-on public offerings in ways that improve our results of operations or increase the value of your investment. The failure by our management to apply these funds in a manner that produces a positive rate of return could adversely affect our ability to continue to maintain and expand our business, which could cause our stock price to decline.

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

(b) Use of Proceeds from Public Offering of Common Stock

On April 24, 2012, we closed our follow-on public offering, in which were sold 9,200,000 shares of common stock at a price to the public of $28.25 per share. The aggregate offering price for shares sold in the offering was approximately $226.0 million. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-180516), which was declared effective by the SEC on April 18, 2012, and a registration statement on Form S-1 (File No. 333-180819). J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc. served as the principle underwriters. We raised approximately $19.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $0.8 million and other offering expenses of approximately $1.0 million. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on April 19, 2012 pursuant to Rule 424(b). We invested the funds received in registered money market funds and U.S. treasury securities.

ITEM 6.	Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	S-1/A	3.6	October 28, 2011
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS**		Filed herewith
XBRL Instance Document
101.SCH**		Filed herewith
XBRL Taxonomy Extension Schema Document
101.CAL**		Filed herewith
XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**		Filed herewith
XBRL Taxonomy Extension Label Linkbase Document
101.PRE**		Filed herewith
XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 7, 2012	GUIDEWIRE SOFTWARE, INC.

	By:	/s/ Karen Blasing

Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	S-1/A	3.6	October 28, 2011
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS**		Filed herewith
XBRL Instance Document
101.SCH**		Filed herewith
XBRL Taxonomy Extension Schema Document
101.CAL**		Filed herewith
XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**		Filed herewith
XBRL Taxonomy Extension Label Linkbase Document
101.PRE**		Filed herewith
XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.