Form 10-K
period 2012-07-31
Guidewire Software, Inc.
filed 2012-09-25
CIK 1528396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number: 001-35394

Guidewire Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	7372	36-4468504
(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number	(I.R.S. Employer Identification No.)

1001 E. Hillsdale Blvd., Suite 800 Foster City, California, 94404

(Address of principal executive offices, including zip code)

(650) 357-9100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of exchange on which registered)
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $432.6 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

On August 31, 2012, the registrant had 54,299,185 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Guidewire Software, Inc.

i

FORWARD-LOOKING STATEMENTS

The Business section and other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•	growth prospects of the Property & Casualty (“P&C”) insurance industry and our company;

•	trends in our future sales, including seasonality;

•	opportunities for growth by technology leadership;

•	competitive advantages of our platform of software application solutions;

•	our market strategy in relation to our competitors;

•	competitive attributes of our software application solutions;

•	opportunities to further expand our position outside of the United States;

•	risk of exposure to product liability;

•	our research and development investment and efforts;

•	satisfying our future liquidity requirements;

•	our gross margins and factors that affect gross margins;

•	our provision for tax liabilities and other critical accounting estimates;

•	our exposure to market risks; and

•	future payments required pursuant to lease agreements and commitments.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are based on information available to us as of the filing date of this Annual Report on Form 10-K and our current expectations about future events, which are inherently subject to change and involve risks and uncertainties. You should not place undue reliance on these forward-looking statements.

We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

Unless the context requires otherwise, we are referring to Guidewire Software, Inc. when we use the terms “Guidewire,” the “Company,” “we,” “our” or “us.”

ii

Item 1.	Business

Overview

Guidewire Software, Inc. is a leading provider of core system software to the global P&C insurance industry. Our solutions serve as the transactional systems-of-record for, and enable the key functions of, a P&C insurance carrier’s business: underwriting and policy administration, claims management and billing. Since our inception, our mission has been to empower P&C insurance carriers to transform and improve their businesses by replacing their legacy core systems with our innovative modern software platform. Our solutions enable our customers to respond to evolving market needs, while improving the efficiency of their core operations, thereby increasing their revenues and reducing their costs.

We have developed an integrated suite of highly configurable applications that support our customers’ most fundamental business processes. Our software product architecture enables extensive configurability of business rules, workflows and user interfaces without modifications to the underlying code base. This approach allows our customers to easily make changes in response to specific, evolving business needs.

Our solutions are delivered through a web-based interface and can be deployed either on-premise or in cloud environments. Our customers typically choose to deploy our solutions on-premise due to security requirements and numerous integration points with other systems. To support the global operations of our customers, our software has been localized for use in a variety of international regulatory, language and currency environments.

Our Guidewire InsuranceSuite enables core P&C insurance operations and is comprised of:

•	Guidewire PolicyCenter—A flexible underwriting and policy administration application that serves as a comprehensive system-of-record for policies and supports the entire policy lifecycle;

•	Guidewire ClaimCenter—An end-to-end claims management application for claim intake, assessment, settlement and processing of related financial transactions; and

•	Guidewire BillingCenter—A comprehensive billing and receivables application that enables flexible billing, payment and commission options.

Strong customer relationships are a key component of our business which supports the long-term nature of our contracts and importance of customer references for new sales. Our customers range from some of the largest global insurance carriers or their subsidiaries such as Tokio Marine & Nichido Fire Insurance Co., Ltd. and Zurich Financial Services Group Ltd. to national carriers such as Nationwide Mutual Insurance Company to regional carriers such as AAA affiliates. As of July 31, 2012, we had 130 customers.

We began our principal business operations in 2001 and sold the initial versions of ClaimCenter in 2003, PolicyCenter in 2004 and BillingCenter in 2006. We conducted our initial public offering of our common stock on January 25, 2012 and our follow-on public offering of our common stock on April 19, 2012. We primarily generate software license revenues through annual license fees that recur during the multi-year term of a customer’s contract. The average initial length of our contracts is approximately five years, and these contracts are renewable on an annual or multi-year basis. We typically bill our customers for license and maintenance fees annually, in advance. We primarily derive our services revenues from implementation and training services performed for our customers. A significant majority of services are billed on a time and materials basis and recognized as revenues upon delivery of the services.

Background

The P&C insurance industry is large, fragmented, highly regulated and complex. The P&C insurance industry is highly competitive and carriers compete primarily on the following factors: product differentiation, pricing options, customer service, marketing and advertising, affiliate programs and channel strategies. The key functional areas in P&C insurance are underwriting and policy administration, claims management and billing. Underwriting and policy administration are the cornerstone functions of all P&C insurance carriers’ operations.

These processes involve collecting information from potential policyholders, determining appropriate coverage and terms, pricing the policy, issuing the policy and updating and maintaining the policy over its lifetime. Claims management includes loss report intake, investigation and evaluation of incidents, claims negotiation, payment processing and litigation management. Billing includes account creation, policyholder invoicing, payment collection, commission calculation and disbursement.

Effective policy management requires IT systems that integrate with other internal systems and have the ability to control workflow, enable extensive configurability and provide visibility to every user. The varying regulatory requirements of each region requires customization of data and business rules, rendering the design of comprehensive IT solutions on a regional, national and global basis a major challenge for IT providers serving this industry. Additionally, stringent archiving and audit requirements, along with frequent changes in regulatory policy, have imposed a significant burden on IT systems and staff, which struggle to adequately support such requirements in IT environments dominated by legacy core systems. P&C insurance carriers spend considerable amounts of time and capital on software to maintain and attempt to improve legacy systems, manage workflows in highly distributed environments and respond to changing and interrelated customer and employee needs.

Products

We provide an integrated suite of software applications built on a unified platform that address the core processes for P&C insurance carriers: underwriting and policy administration, claims management and billing. Our customers buy our software applications separately or in combination as a suite.

Guidewire InsuranceSuite

Guidewire InsuranceSuite includes each of our individual applications: PolicyCenter, ClaimCenter and BillingCenter. We have built our suite of applications on a unified technology platform, providing enhanced workflow and functionality between applications.

Guidewire PolicyCenter

Guidewire PolicyCenter is our flexible underwriting and policy administration application that serves as a comprehensive system-of-record that supports the entire policy lifecycle, including product definition, underwriting, quoting, binding, issuances, endorsements, audits, cancellations and renewals.

Guidewire ClaimCenter

Guidewire ClaimCenter is our claims management application for claim intake, assessment, settlement and processing of claim-related financial transactions. ClaimCenter enables claims lifecycle management improvements including dynamic, intuitive loss report intake, advanced adjudication processes and integrated operational reporting. ClaimCenter provides P&C insurance carriers with modern productivity tools built within a sophisticated business rules-based claims application.

Guidewire BillingCenter

Guidewire BillingCenter is our billing and receivables management application. It automates the billing lifecycle, enables the design of a wide variety of billing and payment plans, manages agent commissions and integrates with external payment systems.

InsuranceSuite Add-on Modules

We also offer the following add-on modules for InsuranceSuite:

Guidewire Rating Management. Guidewire Rating Management enables P&C insurance carriers to manage the pricing of their insurance products.

Guidewire Reinsurance Management. Guidewire Reinsurance Management enables P&C insurance carriers to use rules-based logic to execute their reinsurance strategy through their underwriting and claims processes.

Guidewire Client Data Management. Guidewire Client Data Management helps P&C insurance carriers capitalize on customer information more coherently, overcoming traditional siloed practices that impair efficiency and customer service.

Technology

We developed our suite of applications on our unified technology platform, which combines standards-based elements and proprietary components. We based our platform on the most common software industry standard, Java EE, to provide flexibility and deployability into P&C insurance carrier enterprise environments worldwide. P&C insurance carrier IT departments can manage and administer our applications through their development, test and production environments by leveraging the broad set of supporting infrastructure and proprietary tools we have built around the Java EE framework.

Services

We provide implementation and integration services to help our customers realize benefits from our software solutions. Guidewire implementation teams assist customers in building implementation plans, integrating our software solutions with their existing systems and defining business rules and specific requirements unique to each customer and installation. We also partner with several leading system integration consulting firms, certified on our software, to achieve scalable, cost-effective implementations for our customers. We expect our services revenues and related costs of revenues to increase in future periods as we provide more implementation services to our customers.

Customers

We market and sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurers to national carriers to regional carriers. We believe strong customer relationships are a key component of our success given the long-term nature of our contracts and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. As of July 31, 2012, we had 130 customers in 16 countries using one or more of our products.

Strategic Relationships

We have extensive relationships with system integration, consulting and industry partners. Our network of partners has expanded as the interest in and adoption of our solutions has grown. We encourage our partners to co-market, pursue joint sales initiatives and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our engineering resources on continued innovation and further enhancement of our solutions. We partner with leading system integrators including Capgemini, Ernst & Young, IBM Global Services and PricewaterhouseCoopers.

Sales and Marketing

Consistent with our industry focus and the mission-critical needs our solutions address, our sales and marketing efforts are tailored to communicate effectively to senior executives within the P&C industry. Our sales, marketing and executive teams work together to cultivate long-term relationships with our current and prospective customers in each of the geographies in which we are active.

As of July 31, 2012, we employed 122 employees in a sales and marketing capacity, including 23 direct sales representatives organized by geographic region across the U.S., Canada, U.K., France, Germany, Australia,

Japan and Hong Kong. This team serves as both our exclusive sales channel and our account management function. We augment our sales professionals with a pre-sales team possessing insurance domain and technical expertise, who engage customers in sessions to understand their specific business needs and then represent our products through demonstrations tailored to address those needs.

Our marketing team supports sales with competitive analysis and sales tools, while investing to strengthen our brand name and reputation. We participate at industry conferences, are published frequently in the industry press and have active relationships with all of the major industry analysts. We also host Connections, an annual user conference where customers both participate in and deliver programs on a wide range of Guidewire and insurance technology topics. We invite potential customers and partners to our user conference, as we believe customer references are a key component of driving new sales. Our strong relationships with leading system integrators, including Capgemini, Ernst & Young, IBM Global Services and PricewaterhouseCoopers, enhance our direct sales through co-marketing efforts and providing additional market validation of our products’ distinctiveness and quality.

Research and Development

Our research and development efforts reflect the extensive IT needs of P&C insurance carriers. These systems are required to perform millions of complex transactions that must balance on a daily basis. This accuracy must be maintained not only during normal business operations, but also during extraordinary events such as catastrophes, which may result in extremely high transaction volume in a short period of time. Our research and development efforts focus on enhancing our solutions to meet the increasingly complex requirements of P&C insurance carriers and broadening our suite of applications to form an end-to-end software solution for P&C insurance carriers.

As of July 31, 2012, our research and development department had 255 employees. We incurred $50.5 million, $34.8 million and $28.3 million in research and development expenses for fiscal years 2012, 2011 and 2010, respectively.

Competition

The market to provide core system software to the P&C insurance industry is highly competitive and fragmented. This market is subject to changing technology, shifting client needs and introductions of new products and services. Our competitors vary in size and in the breadth and scope of the products and services offered. Our current principal competitors include:

Internally developed software	Many large insurance companies have sufficient IT resources to maintain and augment their own proprietary internal systems, or consider developing new custom systems;
IT services firms	Firms such as Accenture, Computer Sciences Corporation, MajescoMastek and Tata Consultancy Services Limited offer software and systems or develop custom, proprietary solutions for the P&C insurance industry;
P&C insurance software vendors	Vendors such as Accenture, AQS, Inc., OneShield, Inc. and StoneRiver, Inc. provide software solutions that are specifically designed to meet the needs of P&C insurance carriers; and
Horizontal software vendors	Vendors such as Oracle Corporation, Pegasystems Inc. and SAP AG offer software that can be customized to address the needs of P&C insurance carriers.

The principal competitive factors in our industry include total cost of ownership, product functionality, flexibility and performance, customer references and in-depth knowledge of the P&C insurance industry. We believe that we compete favorably with our competitors on the basis of each of these factors. However, many of our current or potential competitors have greater financial and other resources, greater name recognition and longer operating histories than we do.

Intellectual Property

Our success and ability to compete depend in part upon our ability to protect our proprietary technology and to establish and adequately protect our intellectual property rights. To accomplish these objectives, we rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections.

As of July 31, 2012, we owned two issued U.S. patents. We also have filed 25 U.S. patent applications. Our issued patents are scheduled to expire in 2026 and 2028. Our patents and patent applications generally apply to our InsuranceSuite and applications. Given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business.

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

The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the software industry have extensive patent portfolios. From time-to-time, third parties, including certain of these leading companies, may assert patent, copyright, trademark or other intellectual property claims against us or our customers. In this regard, we were previously sued by Accenture, a competitor, in the U.S. District Court for the District of Delaware. Our patent litigation with Accenture has been settled and is further described in “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K.

Employees

As of July 31, 2012, we had 837 employees, including 122 in sales and marketing, 382 in services and support, 255 in research and development and 78 in a general and administrative capacity. As of July 31, 2012, we had 632 employees in the United States and 205 employees internationally. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Seasonality

We sign a significantly higher percentage of software license orders in the second and fourth quarters of each fiscal year. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenues have historically been recognized during those quarters. Since a substantial majority of our license revenues recur annually under our multi-year contracts, we expect to continue to experience this seasonality effect in subsequent years. Our maintenance and services revenues are not as impacted by this seasonal trend.

Executive Officers of the Registrant

Our current executive officers, and their ages and positions as of September 15, 2012, are set forth below:

Name	Age	Position(s)
Marcus S. Ryu	39	President, Chief Executive Officer, Co-Founder and Director
Karen Blasing	56	Chief Financial Officer
John True	48	Senior Vice President, Field Operations
Jeremy Henrickson	38	Vice President, Product Development
Alexander C. Naddaff	57	Vice President, Professional Services
Kenneth W. Branson	40	Director of Product Strategy, Co-Founder and Director
Priscilla Hung	45	Senior Vice President, Operations & Corporate Development

Marcus S. Ryu co-founded Guidewire and has served as our President and Chief Executive Officer since 2010 and as a member of our board of directors since 2001. Prior to that, he served as our Vice President of Products from 2008 to 2010 and our Vice President of Strategy from 2001 to 2008. Prior to founding Guidewire, from 2000 to 2001, Mr. Ryu was Vice President of Strategy at Ariba, Inc., a software-as-a-service provider of collaborative business commerce solutions for buying and selling goods and services. Mr. Ryu also worked as an Associate and Engagement Manager at McKinsey & Company from 1998 until 2000. Mr. Ryu holds an A.B. from Princeton University and a B.Phil. from New College, Oxford University.

Karen Blasing has served as our Chief Financial Officer since 2009. Prior to joining Guidewire, from 2006 to 2009, Ms. Blasing was Chief Financial Officer at Force10 Networks, Inc., a network solutions provider recently acquired by Dell Inc. From 2002 to 2005, Ms. Blasing was Chief Financial Officer at Nuance Communications, Inc., a speech and imaging software developer. Ms. Blasing holds a B.A. in Economics and a B.A. in Business Administration, Finance from the University of Montana and an M.B.A. from the University of Washington.

John True has served as our Senior Vice President of Field Operations since November 2011. Prior to joining Guidewire, from 2008 to 2011, Mr. True was Chief Operating Officer at Fortify Software, a software security assurance company acquired by Hewlett-Packard Company in 2010. From 2007 to 2008, Mr. True was a Vice President of Sales at EqualLogic, a storage area network solutions provider acquired by Dell Inc. in 2008. From 2006 to 2008, Mr. True served as Chief Executive Officer of Agilis Systems, a mobile resource management company. Mr. True currently serves as a director of Agilis. Mr. True holds a B.S. in Computer Science from the University of Missouri-Rolla.

Jeremy Henrickson has served as our Vice President of Product Development since 2008. Prior to that, he served as our Director of Product Management and Program Manager from 2006 to 2008 and our Senior Product Manager from 2003 to 2005. He was also a founding member of our European sales team. Prior to joining Guidewire, Mr. Henrickson was Director of Technology Services at Reactivity, Inc., a developer of XML processing applications. Mr. Henrickson holds a B.S. and an M.S. in Computer Science from Stanford University.

Alexander C. Naddaff has served as our Vice President of Professional Services since 2002. Prior to joining Guidewire, from 1998 to 2002, Mr. Naddaff worked as Vice President of Claims Technology at The Hartford Insurance Company. Mr. Naddaff holds a B.S. in Accounting from Wagner College.

Kenneth W. Branson co-founded Guidewire and has served as our Director of Product Strategy and on our board of directors since 2010. Prior to that, from 2008 until 2010, Mr. Branson served as our Functional

Architect, from 2003 to 2008, as our Vice President of Product Development and, from 2001 to 2003, as our Director of Product Management. Mr. Branson also served as our Treasurer from 2001 until 2009. Mr. Branson holds a B.S. in Electrical Engineering from Princeton University and an M.B.A. from the Stanford Graduate School of Business.

Priscilla Hung has served as our Senior Vice President of Operations & Corporate Development since September 2012, Vice President of Operations since 2010, and Vice President of Corporate Development & Alliances from 2005 to 2010. Prior to joining Guidewire in 2005, from 2000 to 2005 Ms. Hung held several management positions at Ariba Inc., including the Director of Operations and Director of Global Channels and Alliances, and prior to that held several channel, business development, and product marketing positions at Sun Microsystems, Uniface/Compuware, Pyramid/Siemens Nixdorf, and Oracle Corporation. Ms. Hung holds an M.Eng Industrial Engineering and Operations Research degree from Cornell University.

WHERE YOU CAN FIND MORE INFORMATION

The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our website is located at www.guidewire.com, and our investor relations website is located at http://ir.guidewire.com/. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including periodic reports, proxy statements and other information. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Factors that may affect our results of operations include:

•	structure of our licensing contracts, including fluctuations in perpetual licenses from period to period;

•	the timing of new orders and revenue recognition for new and prior year orders;

•	seasonal buying patterns of our customers;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers, at comparable prices;

•	our ability to attract new customers, particularly larger customers, in both domestic and international markets;

•	our ability to enter into contracts on favorable terms, including terms related to price, payment timing and product delivery;

•	volatility in the sales of our products and timing of the execution of new and renewal agreements within such periods;

•	commissions expense related to large transactions;

•	bonus expense based on the bonus attainment rate;

•	the lengthy and variable nature of our product implementation cycles;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	the timing and amount of an additional litigation settlement payment, if any;

•	stock-based compensation expenses and related payroll taxes, which vary along with changes to our stock price;

•	general domestic and international economic conditions, in the insurance industry in particular;

•	fluctuations in foreign currency exchange rates;

•	future accounting pronouncements or changes in our accounting policies; and

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

Notwithstanding the fact that we generally see increased licensing orders in our second and fourth fiscal quarters, we expect to see additional quarterly revenue fluctuations that may, in some cases, mask the impact of these expected seasonal variations. Our quarterly growth in license revenues also may not match up to new orders we receive in a given quarter. This mismatch is primarily due to the following reasons:

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

For example, we received new orders for both term and perpetual licenses in the fourth fiscal quarter of 2011 that committed future product functionality that was delivered in the first fiscal quarter of 2012. As a result, our license revenues in fiscal year 2012 were $7.2 million higher than they would have been had the functionality been delivered in the fourth fiscal quarter of 2011.

In addition, our revenue may fluctuate if our customers make an early payment of their annual fees. For example, during the three months ended January 31, 2012, we recognized $2.5 million of revenue upon early payment of annual fees from one customer.

We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. However, in certain circumstances we offer our customers the ability to purchase our products on a perpetual license basis, resulting in an acceleration of revenue recognition. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. For example, we received orders for two perpetual licenses pursuant to which we recognized revenues of $6.9 million in the first fiscal quarter of 2012. This caused our license revenues to increase significantly in the first fiscal quarter of 2012 from the first fiscal quarter of 2011. Reductions in perpetual licenses in future periods could cause adverse period-to-period comparisons of our financial results. In addition, because we price our products based on the amount of DWP that will be managed by our solutions, license revenues from each customer may fluctuate up or down based upon insurance policies sold by the customer in the preceding year. Seasonal and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which may cause our stock price to decline.

We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business, results of operations and financial condition.

Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a majority of our revenues. In fiscal years 2012, 2011 and 2010, our ten largest customers accounted for 35%, 41% and 48% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.

Our services revenues produce lower gross margins than our license or maintenance revenues, and an increase in services revenues as a percentage of total revenues could adversely affect our overall gross margins and profitability.

Our services revenues were 45% of total revenues for each of fiscal years 2012, 2011 and 2010. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 19%, 18% and 22% for fiscal years 2012, 2011 and 2010, respectively, while the gross margin for license revenues was 99%, 98% and 100% for the respective periods. An increase in the percentage of total revenues represented by services revenues could reduce our overall gross margins.

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

In December 2007, we were sued by Accenture, a competitor, in the U.S. District Court for the District of Delaware, or the Delaware Court, over our alleged infringement of certain of their intellectual property rights. Two of the three patents that were the subject of these actions were dismissed by agreement of the parties, with prejudice, and the third patent was found invalid by the Delaware Court. Accenture appealed the judgment with respect to the third patent. In addition, we sued Accenture over its alleged infringement of certain of our intellectual property rights and Accenture counterclaimed that we infringe certain of their intellectual property rights. In October 2011, we agreed with Accenture to resolve all outstanding patent litigation concerning our respective insurance claims management software. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal of the Delaware Court’s ruling on the third patent, as referenced above. If Accenture is successful in its appeal, we have agreed to pay them a maximum of an additional $20.0 million. At any time prior to an initial determination by the appeals court, we may instead pay Accenture $15.0 million to discharge this potential obligation. If Accenture is not successful in its appeal, no further payments would be due in connection with the settlement. Our patent litigation with Accenture and the terms of the settlement are further described in “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K.

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

Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Current or potential competitors may be acquired by third parties with greater available resources, such as Accenture’s acquisition of Duck Creek Technologies, Inc. in July 2011. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such acquisitions. If we are unable to compete effectively for a share of our market, our business, results of operations and financial condition could be materially and adversely affected.

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

Some of our customers are large P&C insurance carriers with significant bargaining power in negotiations with us. In fiscal years 2012, 2011 and 2010, our top 10 customers accounted for 35%, 41% and 48% of our revenues, respectively. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to offset any reductions in our average selling prices or increases in our average costs with increased sales volumes and reduced costs, our results of operations could be harmed.

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

Although we had a profit of $15.2 million in fiscal year 2012, $35.6 million in fiscal year 2011, which included a benefit of $27.2 million related to a release of a significant portion of our tax valuation allowance during fiscal year 2011, and $15.5 million in fiscal year 2010, we have incurred significant losses in prior years, including a net loss of $11.0 million in fiscal year 2009 and a net loss of $16.9 million in fiscal year 2008. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business, including, among other things, improvement of our current products, development and marketing of new services and products, international expansion, investment in our infrastructure, stock-based compensation expense and increased general and administrative functions. If our revenues do not sufficiently increase to offset these expected increases in operating expenses, we will incur significant losses and will not be profitable. We may choose to increase expenses in future periods to further invest in future growth, which may cause us to become unprofitable in certain periods. Our growth in revenues in recent periods should not be considered indicative of our future performance. Any failure to continue profitability may harm our business, results of operations and financial condition.

Because we derive substantially all of our revenues and cash flows from our ClaimCenter, PolicyCenter, BillingCenter and InsuranceSuite products and related services, failure of any of these products or services to satisfy customer demands or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derive substantially all of our revenues and cash flows from our ClaimCenter, PolicyCenter, BillingCenter and InsuranceSuite products and related services. We expect to continue to derive a substantial portion of our revenues from these products and related services. As such, the market acceptance of these products is critical to our continued success. Historically, we have derived a substantial majority of our revenues from our ClaimCenter product. As of July 31, 2012, 57% of the outstanding licenses for our products contain licenses for our ClaimCenter product. In addition, we continue to invest significant resources in the enhancement and sales of our PolicyCenter product. The failure of PolicyCenter, as well as our integrated InsuranceSuite, to achieve broader market acceptance would result in significant harm to our business, results of operations, financial condition and growth prospects. Demand for our products is affected by a number of factors beyond our control, including the timing of development and release of new products by us and our competitors, technological change, and growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.

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

The implementation and testing of our products by our customers lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. Depending upon the nature and complexity of our customers’ systems and the time and resources that our customers are willing to devote to implementation of our products, the implementation and testing of our products may take significantly longer than 24 months. Historically, under the zero gross margin method, until the implementation project was completed, we recognized revenues in connection with implementing our products up to the corresponding costs of revenues and operating expenses. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

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

In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we license our software applications and provide maintenance support and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules and allocate the total revenues among elements based on the objective and reliable evidence of fair value, or vendor-specific objective evidence (“VSOE”) of fair value of each element. As we discuss further in Note 1 of Notes to Consolidated Financial Statements, if we are unable to determine the VSOE of fair value of any undelivered elements, offer certain contractual provisions to our customers, such as delivery of specified functionality, or combine multiple arrangements signed in different periods, then we are required under U.S. generally accepted accounting principles, or U.S. GAAP, to defer additional revenues to future periods. If we are required to defer additional revenues to future periods for a significant portion of our sales, our revenues for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

Our customers are P&C insurance carriers which have experienced, and will likely experience in the future, catastrophe losses that adversely impact their businesses. Catastrophes can be caused by various events, including, amongst others, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornados, explosions, severe weather and fires. Global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions in our or our customers’ businesses or the economy as a whole. The risks associated with natural disasters and catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events or estimate the amount of loss they will generate. In the event a future catastrophe adversely impacts our current or potential customers, we may be prevented from maintaining and expanding our customer base and from increasing our revenues because such events may cause customers to postpone purchases of new products and professional service engagements or discontinue projects.

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

We have recently experienced, and expect to continue to experience, rapid growth in our number of employees and in our international operations that has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations and employees in geographically distributed locations. We also must attract, train and retain a significant number of additional qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel and management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, results of operations and financial condition. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new services or product enhancements. For example, since it may take as long as six months to hire and train a new member of our professional services staff, we make decisions regarding the size of our professional services staff based upon our expectations with respect to customer demand for our products and services. If these expectations are incorrect, and we increase the size of our professional services organization without experiencing an increase in sales of our products and services, we will experience reductions in our gross and operating margins and net income. Furthermore, we relocated our corporate headquarters to Foster City, California under a seven year lease that commenced August 1, 2012. We expect to incur additional expense in connection with this relocation and our new headquarters lease. These efforts may also disrupt our operations and distract our management team. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy. We also intend to continue to expand into additional international markets which, if not technologically or commercially successful, could harm our financial condition and prospects.

Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.

We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2012, 2011 and 2010, 30%, 34% and 30% of our revenues, respectively, were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•	the need to localize our products and licensing programs for international customers;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	weaker protection of intellectual property rights in some countries;

•	multiple and possibly overlapping tax regimes; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.

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

We may expand through acquisitions of or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.

In the future, our business strategy may include acquiring complementary software, technologies or businesses. Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies, especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders. Following an acquisition, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired, or from the sale of a bundle of products that includes products that we acquired, if we have not established VSOE for the undelivered elements in the arrangement. A delay in the recognition of revenues from sales of acquired products or bundles that include acquired products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Item 5 of Part II of this Annual Report on Form 10-K and Note 1 of Notes to Consolidated Financial Statements, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Because our customer contracts are highly negotiated, they often include unique terms and conditions that require judgment with respect to revenue recognition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange, impose additional requirements on public companies, including specific corporate governance practices. During fiscal year 2013, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and will incur costs to implement additional internal controls as well as to obtain an independent auditors report on our internal control over financial reporting. For example, the listing requirements of the New York Stock Exchange require that we satisfy certain corporate governance requirements relating to independent directors, audit and compensation committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressurse would be significantly limited. Any of these factors could harm our results of operations.

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

Our stock price may be volatile, which could result in securities class action litigation against us.

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

The trading market for our common stock depends in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if one or more analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

Our principal stockholders, executive officers and directors own a significant percentage of our stock and have significant control of our management and affairs, and they can take actions that may be against your best interests.

As of July 31, 2012, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 41.5% of our outstanding common stock, which includes our two largest stockholders, U.S. Venture Partners and Bay Partners, who beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 31.4% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with stockholders who own significant percentages of a company’s outstanding stock. Also, as a result, these stockholders, if they were to act together, may be able to control our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

•

authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock, which could be used to significantly dilute the ownership of a hostile acquirer;

•	prohibiting stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

limiting the persons who may call special meetings of stockholders, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

requiring advance notification of stockholder nominations and proposals, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Foster City, California, where we currently have a seven year lease for approximately 97,674 square feet of space that commenced on August 1, 2012. We also lease facilities for our distributed sales and international operations in Dublin, Ireland; Edina, Minnesota; London, United Kingdom; Mississauga, Ontario, Canada; Munich, Germany; Paris, France; Sydney, Australia; and Tokyo, Japan.

We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities, including our new corporate headquarters.

Item 3.	Legal Proceedings

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

On May 31, 2011, the Delaware Court granted our motion for summary judgment finding that Accenture’s ‘284 patent is invalid. In July 2011, Accenture filed an appeal to the Federal Circuit Court of Appeals (the “Appeals Court”) of the Delaware Court’s judgment of invalidity of the ‘284 patent. We believe that the Delaware Court was correct in finding the ‘284 patent invalid and we intend to vigorously defend the Delaware Court’s judgment in the appeal. On August 6, 2012, the oral argument of the appeal was held by the Appeals Court and their ruling is pending. However, at this time, we are unable to predict the likelihood of success of Accenture’s appeal.

In October 2011, we agreed with Accenture to resolve all outstanding patent litigation concerning our respective insurance claims management software. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal regarding the validity of its ‘284 patent. If Accenture is successful in its appeal, we have agreed to pay them an additional $20.0 million. At any time prior to an initial determination by the appeals court, we may instead pay Accenture $15.0 million to discharge this potential obligation. If Accenture is not successful in its appeal, no further payments would be due in connection with the settlement. As part of the settlement, we also agreed to a cross license of all then-current patents and patent applications with Accenture.

In addition to the matters described above, from time-to-time, we are involved in various other legal proceedings arising from the normal course of business activities.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “GWRE” since January 25, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

	High	Low
Fiscal Year Ended July 31, 2012:
Second Quarter (from January 25, 2012)	$18.50	$16.45
Third Quarter	$38.13	$18.00
Fourth Quarter	$29.50	$22.40

On July 31, 2012, the last reported sale price of our common stock on the New York Stock Exchange was $25.66 per share. As of July 31, 2012, we had 328 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The following graph shows a comparison from January 25, 2012 (the date our common stock commenced trading on the NYSE) through July 31, 2012 of the cumulative total return for our common stock, the NASDAQ Composite Total Returns Index and the Zacks Computer Software Services Total Return Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Zacks Computer Software Services Total Return Index assume reinvestment of dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

a)    Use of Proceeds from Public Offering and Follow-on Offering of Common Stock

On January 30, 2012, we closed our initial public offering (“IPO”), in which we sold 10,177,500 shares of common stock at a price to the public of $13.00 per share. The aggregate offering price for shares sold in the offering was approximately $123.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-176667), which was declared effective by the SEC on January 24, 2012, and a registration statement on Form S-1 (File No. 333-179149). J.P. Morgan Securities LLC., Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc. served as the managing underwriters. We raised approximately $120.4 million in net proceeds after deducting underwriting discounts and commissions before deducting offering costs of approximately $3.7 million, including $2.8 million of capitalized costs. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC on January 25, 2012 pursuant to Rule 424(b). We invested the funds received in registered money market funds and U.S. treasury securities.

On April 24, 2012, we closed our follow-on public offering, in which were sold 9,200,000 shares of common stock, which included 750,000 shares of common stock sold by us, at a price to the public of $28.25 per share. The aggregate offering price for shares sold in the offering was approximately $226.0 million. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-180516), which was declared effective by the SEC on April 18, 2012, and a registration statement on Form S-1 (File No. 333-180819). J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc. served as the managing underwriters. We raised approximately $19.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $0.8 million and other offering expenses of approximately $1.0 million. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on April 19, 2012 pursuant to Rule 424(b). We invested the funds received in registered money market funds and U.S. treasury securities.

The proceeds from the IPO and our follow-on offering are available for use as working capital, tax withholding obligation related to the vesting of RSUs, sales and marketing activities, including further expansion of our product development and field sales organizations and general corporate purposes. We have broad discretion over the future uses of the net proceeds. In July and August 2012, we used $12.8 million of the net proceeds to satisfy tax withholding obligations related to the vesting of RSUs held by current and former employees, which were released 180 days after the completion of our IPO.

There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the IPO or follow-on offering. Based on our current cash and cash equivalents balance together with cash generated from operations, we do not expect that we will have to utilize any of the net proceeds to fund our operations during the next 12 months. We have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

b)    Issuer Purchases of Equity Securities

There were no repurchases of shares of our common stock made during the three months ended July 31, 2012.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended July 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of July 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations for the years ended July 31, 2009 and 2008 and the consolidated balance sheet data as of July 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future and the results for the full year ending July 31, 2013 or any future annual or interim period. You should read the following selected consolidated historical financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal years ended July 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Total revenues	$232,061	$172,472	$144,691	$84,745	$70,656
Total cost of revenues (1)	91,410	68,344	55,471	41,656	42,448

Total gross profit	140,651	104,128	89,220	43,089	28,208

Operating expenses:
Research and development (1)	50,462	34,773	28,273	22,356	21,162
Sales and marketing (1)	38,254	28,950	26,741	21,559	15,718
General and administrative (1)	28,336	23,534	16,192	9,646	8,506
Litigation provision	—	10,000	—	—	—

Total operating expenses	117,052	97,257	71,206	53,561	45,386

Income (loss) from operations	23,599	6,871	18,014	(10,472)	(17,178)
Interest income, net	308	156	95	27	443
Other income (expenses), net	(728)	1,269	(391)	(123)	—

Income (loss) before provision for income taxes	23,179	8,296	17,718	(10,568)	(16,735)
Provision for (benefit from) income taxes	7,979	(27,262)	2,199	398	148

Net income (loss)	15,200	35,558	15,519	(10,966)	(16,883)

Net income (loss) per share:
Basic	$0.29	$0.83	$0.32	$(0.83)	$(1.28)
Diluted	$0.25	$0.76	$0.30	$(0.83)	$(1.28)
Shares used in computing net income (loss) per share: (2)
Basic	34,774,983	14,064,055	13,535,736	13,284,938	13,195,733

Diluted	41,509,185	17,763,859	15,933,374	13,284,938	13,195,733

(1)	Includes stock-based compensation as follows:

	Fiscal years ended July 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$4,120	$1,384	$925	$780	$737
Research and development	3,759	1,372	769	688	872
Marketing and sales	2,936	903	755	857	825
General and administrative	7,443	3,021	905	464	690

Total stock-based compensation expenses	$18,258	$6,680	$3,354	$2,789	$3,124

(2)	See Note 4 to our consolidated financial statements for an explanation of the calculations of our actual basic and diluted net income (loss) per share attributable to common stockholders.

	July 31, 2012	July 31, 2011	July 31, 2010	July 31, 2009	July 31, 2008
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$205,718	$59,625	$37,411	$27,585	$17,699
Working capital (deficit)	169,278	12,541	(5,382)	(13,523)	(11,767)
Total assets	284,247	126,540	60,055	54,741	37,277
Total stockholders’ equity (deficit)	183,962	18,152	(25,145)	(44,648)	(36,775)

Adjusted EBITDA

We believe Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

•

Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•

it is useful to exclude non-cash charges, such as depreciation and amortization, stock-based compensation and one-time charges such as our litigation provision from Adjusted EBITDA because the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.

We use Adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss).

The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Fiscal years ended July 31,
	2012	2011	2010	2009	2008
	(unaudited) (in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss)	$15,200	$35,558	$15,519	$(10,966)	$(16,883)
Non-GAAP adjustments:
Provision for (benefit from) income taxes	7,979	(27,262)	2,199	398	148
Other (income) expense, net	728	(1,269)	391	123	—
Interest income, net	(308)	(156)	(95)	(27)	(443)
Litigation provision	—	10,000	—	—	—
Depreciation and amortization	2,917	2,226	1,376	1,306	1,185
Stock-based compensation	18,258	6,680	3,354	2,789	3,124

Adjusted EBITDA	$44,774	$25,777	$22,744	$(6,377)	$(12,869)

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 and the Risk Factors included in Item 1A of Part I of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in July and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We derive our revenues from licensing our software applications, providing maintenance support and providing professional services to the extent requested by our customers. Our license revenues are primarily generated through annual license fees that recur during the term of our multi-year contracts. These multi-year contracts have an average term of approximately five years and are renewed on an annual or multi-year basis. In certain cases, when required by a customer, we license our software on a perpetual license basis. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. We typically invoice our customers annually in advance and quarterly in certain cases for both term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and invoice related maintenance fees annually, in advance.

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

Opportunities, Challenges, & Risks

Since August 2010, our license revenues from new orders and subsequent annual and in some cases, quarterly, payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal years 2012 and 2011, our license revenues from existing orders have been recognized under three methods: under the residual method when payment is due and payable from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero-gross-margin method as we complete customer implementations of our software. Our license revenues accounted for 42%, 43% and 42% of our total revenues during the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

Our maintenance revenues are generally recognized annually over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 13%, 12% and 13% of our total revenues during the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

We charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 45% of our total revenues during each of the fiscal years ended July 31, 2012, 2011 and 2010.

We enter into multi-year renewable contracts to license our software. Regardless of contract length, we typically invoice our customers for annual amounts at the beginning of the corresponding period. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance. Further, we expect to recognize our current deferred services revenue into income but do not expect significant deferrals of services revenue in future periods. Deferred license and service revenues related to projects under contract accounting as of July 31, 2012 were $10.2 million and $5.6 million, respectively. Such deferral is in accordance with our Revenue Recognition policy as described under Critical Accounting Policies and Estimates.

We have historically experienced seasonal variations in our revenues as a result of increased customer orders in our second and fourth fiscal quarters and subsequent annual renewal fees. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license fees are invoiced and recognized as revenues during those quarters at contract inception or in the subsequent quarter when the annual license payment is due and in subsequent years upon the anniversary of the contract date. We generally expect these seasonal trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

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

For example, we received new orders for both term and perpetual licenses in the fourth quarter of fiscal year 2011 that committed future product functionality that was delivered in the first quarter of fiscal year 2012. As a result, our license revenues in the first quarter of fiscal year 2012 were $7.2 million higher than they would have been had the functionality been delivered in the fourth fiscal quarter of fiscal year 2011. Further, we expect our license revenues in the first quarter of fiscal year 2013 to be less than the comparable quarter of fiscal year 2012.

We also see quarterly fluctuations in revenues related to large perpetual licenses that we enter into from time to time. These large perpetual licenses cause large one-time increases in revenues that do not recur in future quarters, which causes our quarterly revenues to fluctuate. Our perpetual license revenues are not consistent from quarter to quarter. For example, we recognized revenues of $6.9 million in the first fiscal quarter of 2012 related to two perpetual licenses we entered into in prior periods. This caused our license revenues to increase in the first fiscal quarter of 2012 to a level higher than we would expect in our quarter ended October 31, which is generally a slower quarter for growth in license revenues. From time to time, we may also experience fluctuations in revenues related to the exercise of a perpetual buyout right.

In addition, our revenue may fluctuate if our customers make an early payment of their annual fees. For example, during the three months ended January 31, 2012, we recognized $2.5 million of revenue upon early payment of annual fees from one customer, which would have been otherwise recognized during the three months ended April 30, 2012.

We generated revenues of $232.1 million, $172.5 million and $144.7 million in the years ended July 31, 2012, 2011 and 2010, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the United States and Canada as a percentage of total revenues were 30%, 34% and 30% in the years ended July 31, 2012, 2011 and 2010, respectively. We generated net income of $15.2 million, $35.6 million and $15.5 million in the years ended July 31, 2012, 2011 and 2010, respectively. No customer accounted for 10% or more of our revenues for years ended July 31, 2012, 2011 and 2010. Our ten largest customers accounted for 35%, 41% and 48% of our total revenues for the years ended July 31, 2012, 2011 and 2010, respectively, and we expect this percentage to continue to decrease over time. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.

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

Four-Quarter Recurring Revenues

We measure four-quarter recurring revenues by adding the total term license revenues and total maintenance revenues recognized in the preceding four quarters ended in the stated period and excluding perpetual license revenues, revenues from perpetual buyout rights and services revenues. This metric allows us to better understand the trends in our recurring revenues because it typically reduces the variations in any particular quarter caused by seasonality, the effects of the annual invoicing of our term licenses and certain effects of contractual provisions that may accelerate or delay revenue recognition in some cases. Our four-quarter recurring revenues for each of the nine periods presented were:

	Four quarters ended
	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010	July 31, 2010
Term license revenues	$74,869	$70,165	$70,871	$64,174	$60,541	$54,797	$53,121	$51,354	$47,933
Total maintenance revenues	29,538	27,581	25,412	23,818	21,321	20,188	19,658	20,190	18,702

Total four-quarter recurring revenues	$104,407	$97,746	$96,283	$87,992	$81,862	$74,985	$72,779	$71,544	$66,635

Adjusted EBITDA

We define Adjusted EBITDA as net income plus provision for income taxes, other (income) expense, net, interest (income) expense, net, depreciation and amortization and stock-based compensation. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $44.8 million, $25.8 million and $22.7 million for the years ended July 31, 2012, 2011 and 2010, respectively.

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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Fiscal years ended July 31,
	2012	2011	2010
	(unaudited)
	(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss)	$15,200	$35,558	$15,519
Non-GAAP Adjustments:
Provision for (benefit from) income taxes	7,979	(27,262)	2,199
Other (income) expense, net	728	(1,269)	391
Interest income, net	(308)	(156)	(95)
Litigation provision	—	10,000	—
Depreciation and amortization	2,917	2,226	1,376
Stock-based compensation	18,258	6,680	3,354

Adjusted EBITDA	$44,774	$25,777	$22,744

Operating Cash Flows

We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. They were also impacted by the payment of a litigation settlement during the three months ended October 31, 2011. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Operating cash flows were $17.1 million, $27.7 million and $9.5 million for fiscal years 2012, 2011 and 2010, respectively. For a further discussion of our operating cash flows, see “—Liquidity and Capital Resources—Cash Flows from Operating Activities.”

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosures for contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis. The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We enter into arrangements to deliver multiple products or services (multiple-elements). We apply software revenue recognition rules and allocate the total revenues among elements based on vendor-specific objective evidence (“VSOE”) of fair value of each element. We recognize revenue on a net basis excluding taxes collected from customers and remitted to government authorities.

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

•

Delivery or performance has occurred. Our software is delivered electronically to the customer. Delivery is considered to have occurred when we provide the customer access to the software along with login credentials.

•

Fees are fixed or determinable. Arrangements where a significant portion of the fee is due beyond 90 days from delivery are not considered to be fixed or determinable. Revenues from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. Fees from term licenses are generally due in annual or, in certain cases, quarterly installments over the term of the agreement beginning on the effective date of the license. Accordingly, fees from term licenses are not considered to be fixed or determinable until they become due.

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

VSOE of fair value does not exist for our software licenses; therefore, for all arrangements that do not include services that are essential to the functionality of the software, we allocate revenues to software licenses using the residual method. Under the residual method, the amount recognized for license fees is the difference between the total fixed and determinable fees and the VSOE of fair value for the undelivered elements under the arrangement.

The VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those elements when sold separately. VSOE of fair value for maintenance is established using the stated maintenance renewal rate in the customer’s contract. We generally enter into term licenses ranging from 3 to 7 years. For term licenses with duration of one year or less, no VSOE of fair value for maintenance exists. We began using stated maintenance renewal rates in customers’ contracts during fiscal year 2008. Prior to that, customers’ contracts did not have stated maintenance renewal rates and we were unable to establish VSOE of maintenance. VSOE of fair value for services is established if a substantial majority of historical stand-alone selling prices for a service fall within a reasonably narrow price range.

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

In cases where professional services are deemed to be essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If reliable estimates of total project costs and the extent of progress toward completion can be made, we apply the percentage-of-completion method in recognizing the arrangement fee. The percentage toward completion is measured by using the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are billed monthly on a time and material basis. For term licenses with license fees due in equal installments over the term, the license revenues subject to percentage-of-completion recognition includes only those payments that are due and payable within the reporting period. The fees related to the maintenance are recognized over the period the maintenance is provided.

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

If we cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was $0.9 million, $0.4 million and $2.4 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively, and for service revenues was $0.9 million, $0.3 million and $2.4 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

We recognize compensation expense related to stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of four years, and for those RSU awards granted prior to our IPO, a performance-based condition, which was satisfied 180 days after the completion of our IPO. If an employee terminated employment from us prior to the occurrence of the performance-based condition, the employee did not forfeit the RSUs to the extent the time-based vesting requirements were satisfied prior to termination. The awards expire 10 years from the grant date. We estimate the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized using the accelerated multiple option approach over the requisite service period, which is generally the vesting period of the respective awards. Compensation cost for RSUs is generally recognized over the time-based vesting period regardless of the occurrence of the performance-based condition noted above for awards granted prior to our IPO, since this condition was not subject to employment.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets related to excess tax benefits are recorded when utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to an amount of which realization is more likely than not.

Accounting guidance related to accounting for uncertainties in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We record interest and penalties related to unrecognized tax benefits as income tax expense in our consolidated statement of income.

Recent Accounting Pronouncement

Comprehensive Income

In June 2011, authoritative guidance that addresses the presentation of comprehensive income in interim and annual reporting of financial statements was issued. The guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively for all periods presented. Early adoption is permitted. This new guidance impacts how we report our comprehensive income only, and will have no effect on our results of operations, financial position or liquidity upon our required adoption of this guidance on August 1, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented. The data has been derived from the Consolidated Financial Statements contained in this Annual Report on Form 10-K which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period.

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
Revenues:
License	$97,136	$73,883	$60,315
Maintenance	29,538	21,321	18,702
Services	105,387	77,268	65,674

Total revenues	232,061	172,472	144,691

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
Cost of revenues:
License	762	1,264	267
Maintenance	5,288	4,063	3,685
Services	85,360	63,017	51,519

Total cost of revenues	91,410	68,344	55,471

Gross profit:
License	96,374	72,619	60,048
Maintenance	24,250	17,258	15,017
Services	20,027	14,251	14,155

Total gross profit	140,651	104,128	89,220

Operating expenses:
Research and development	50,462	34,773	28,273
Sales and marketing	38,254	28,950	26,741
General and administrative	28,336	23,534	16,192
Litigation provision	—	10,000	—

Total operating expenses	117,052	97,257	71,206

Income from operations	23,599	6,871	18,014
Interest income, net	308	156	95
Other income (expenses), net	(728)	1,269	(391)

Income before provision for (benefit from) income taxes	23,179	8,296	17,718
Provision for (benefit from) income taxes	7,979	(27,262)	2,199

Net Income	$15,200	$35,558	$15,519

Revenues:
License	42%	43%	42%
Maintenance	13	12	13
Services	45	45	45

Total revenues	100	100	100

Total cost of revenues	39	40	38

Total gross profit	61	60	62

Operating expenses:
Research and development	22	20	20
Sales and marketing	16	17	18
General and administrative	12	13	11
Litigation provision	—	6	—

Total operating expenses	50	56	49

Income from operations	11	4	12

Interest income, net	—	—	—

Other income (expenses), net	(1)	1	—

Income before provision for (benefit from) income taxes	10	5	12
Provision for (benefit from) income taxes	3	(16)	1

Net Income	7%	21%	11%

Comparison of the Fiscal Years Ended July 31, 2012 and 2011

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Fiscal years ended July 31,
	2012		2011
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$97,136	42%	$73,883	43%	$23,253	31%
Maintenance	29,538	13	21,321	12	8,217	39
Services	105,387	45	77,268	45	28,119	36

Total revenues	$232,061	100%	$172,472	100%	$59,589	35%

License Revenues

The $23.3 million increase in license revenues during fiscal year 2012 was primarily driven by continued adoption of our ClaimCenter software, increasing adoption of our PolicyCenter and Suite software, and increased sales and marketing efforts in North America and Europe.

	Fiscal years ended July 31,
	2012		2011
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
License revenues:
Term	$74,869	77%	$60,541	82%	$14,328	24%
Perpetual	22,267	23	13,342	18	8,925	67

Total license revenues	$97,136	100%	$73,883	100%	$23,253	31%

The $14.3 million increase in term license revenues during fiscal year 2012 was driven by $10.4 million of revenues recognized during fiscal year 2012 from new orders and $6.1 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during fiscal year 2012, which included $1.9 million of revenue recognized upon completion of project implementation for one customer, $1.9 million of revenues recognized upon attainment of reliable estimates, $1.7 million of revenues recognized upon delivery of specified upgrades and $0.6 million of revenue recognized when VSOE of fair value of maintenance was established for one customer. These increases were partially offset by the timing of $2.1 million of revenue recognized upon the early payment of an annual fee from one customer in the prior comparable period and $0.6 million of revenues recognized upon attainment of the required revenue recognition criteria in the prior comparable period.

The $8.9 million increase in perpetual license revenues during fiscal year 2012 was driven by $9.6 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during fiscal year 2012, $6.7 million of revenues recognized during fiscal year 2012 from new orders and $1.2 million of revenues recognized upon exercise of perpetual buyout option during fiscal year 2012. These increases were partially offset by the recognition in the prior comparable period of $7.2 million of revenues for new perpetual orders and $1.3 million of revenues for existing orders under the percentage-of-completion method.

Our perpetual license revenues are not consistent from quarter to quarter.

Maintenance Revenues

The $8.2 million increase in maintenance revenues was primarily driven by $5.5 million of revenues recognized associated with new orders during fiscal year 2012 and $2.7 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during fiscal year 2012.

Services Revenues

The $28.1 million increase in service revenues was primarily driven by additional $25.0 million of revenues related to implementation of our software. Included in this increase is $1.6 million of revenue recognized upon attainment of definitive arrangement, $1.1 million of revenue recognized when VSOE of fair value of maintenance was established for one customer during fiscal year 2012, $1.0 million of revenue recognized upon completion of an implementation project for one of our customers and $0.6 million of revenues recognized upon attainment of reliable estimates during fiscal year 2012. An additional $2.8 million of revenues were recognized related to reimbursable travel expenses.

Deferred Revenues

	As of July 31,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license revenues	$25,766	$41,248	$(15,482)	-38%
Deferred maintenance revenues	21,536	18,719	2,817	15
Deferred services revenues	8,214	13,828	(5,614)	-41

Total deferred revenues	$55,516	$73,795	$(18,279)	-25%

The $15.5 million decrease in deferred license revenues was primarily driven by $15.2 million of revenues recognized from existing orders entered into in prior fiscal years where we attained the required revenue recognition criteria during fiscal year 2012 and $7.3 million of revenues recognized upon completion of implementation projects in fiscal year 2012 or continued from prior fiscal years. These increases were partially offset by $4.3 million of revenues deferred for billings of new orders during fiscal year 2012 and $2.3 million of deferred revenues due to lack of attainment of revenue recognition criteria during fiscal year 2012.

The $2.8 million increase in deferred maintenance revenues during fiscal year 2012 was primarily driven by $3.6 million of revenues deferred for billings of new orders during fiscal year 2012, partially offset by $1.2 million of revenues recognized from existing orders entered into in prior periods upon attainment of the required revenue recognition criteria during fiscal year 2012.

The $5.6 million decrease in deferred services revenues was primarily driven by $1.1 million of revenue recognized when VSOE of fair value of maintenance was established for one customer during fiscal year 2012, $0.6 million of revenue recognized upon attainment of reliable estimates for one customer during fiscal year 2012 and $3.9 million of revenues recognized upon completion of implementation projects during fiscal year 2012 or continued from prior fiscal years.

Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.

Cost of Revenues and Gross Profit

	Fiscal years ended July 31,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Cost of revenues:
License	$762	$1,264	$(502)	-40%
Maintenance	5,288	4,063	1,225	30
Services	85,360	63,017	22,343	35

Total cost of revenues	$91,410	$68,344	$23,066	34%

Includes stock-based compensation of:
Cost of revenues:	$4,120	$1,384	$2,736

The $23.1 million increase in cost of revenues was primarily due to a 35% increase in revenues for fiscal year 2012. The increased costs were primarily driven by an increase of $11.8 million in personnel-related expenses as a result of 104 additional employees hired during fiscal year 2012 primarily to provide implementation services to our customers, a $5.4 million increase in billable expenses and third-party consultant costs, a $3.1 million increase in non-billable travel related expenses, professional services and administrative expenses and a $2.7 million increase in stock-based compensation expenses.

We expect our cost of revenues to increase in absolute dollars in future periods to provide additional implementation services to our growing customer base.

	Fiscal years ended July 31,
	2012		2011		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License	$96,374	99%	$72,619	98%	$23,755	33%
Maintenance	24,250	82	17,258	81	6,992	41
Services	20,027	19	14,251	18	5,776	41

Total gross profit	$140,651	61%	$104,128	60%	$36,523	35%

Gross profit increased by $36.5 million primarily due to increased license revenues during fiscal year 2012. Gross margin improved to 61% for fiscal year 2012 from 60% for fiscal year 2011, primarily due to the increase in higher gross margin license revenues as a percentage of total revenues.

We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.

Operating Expenses

	Fiscal years ended July 31,
	2012		2011
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$50,462	22%	$34,773	20%	$15,689	45%
Sales and marketing	38,254	16	28,950	17	9,304	32
General and administrative	28,336	12	23,534	13	4,802	20
Litigation provision	—	—	10,000	6	(10,000)	*

Total operating expenses	$117,052	50%	$97,257	56%	$19,795	20%

Includes stock-based compensation of:
Research and development	$3,759		$1,372		$2,387
Sales and marketing	2,936		903		2,033
General and administrative	7,443		3,021		4,422

Total	$14,138		$5,296		$8,842

*	Not meaningful

The $19.8 million increase in operating expenses was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, professional services costs including consulting and other professional service cost, travel-related costs and marketing programs, as a result of hiring 85 additional employees during fiscal year 2012 in these functional areas. This increase was partially offset by the one-time charge of $10.0 million recognized during the prior year related to litigation provision, as described in Note 5 to the Notes to Consolidated Financial Statements.

We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $15.7 million increase in research and development expenses was primarily due to an increase of $9.0 million in personnel-related expenses as a result of 45 additional employees during fiscal year 2012, a $4.3 million increase in administrative and other professional services expenses and a $2.4 million increase in stock-based compensation.

Sales and Marketing

The $9.3 million increase in sales and marketing expenses was primarily due to a $4.7 million increase in personnel-related expenses primarily as a result of 25 additional employees during fiscal year 2012, an increase of $2.6 million in employee travel costs, marketing programs and other expenses and a $2.0 million increase in stock-based compensation.

General and Administrative

The $4.8 million increase in general and administrative expenses was primarily due to a $4.4 million increase in stock-based compensation, of which $1.2 million expense was related to a performance grant triggered upon the completion of our IPO and a $3.4 million increase in personnel-related expenses primarily as a result of 15 additional employees during fiscal year 2012. These increases were offset by a $3.0 million decrease in administrative expenses and professional services costs including legal and consultant expenses.

The overall higher costs primarily supported the growth of our business and the preparation for our IPO, completed in January 2012.

Other Income (Expense)

	Fiscal years ended July 31,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income, net	$308	$156	$152	*
Other income (expense), net	(728)	1,269	(1,997)	*

Total	$(420)	$1,425	$(1,845)	*

*	Not meaningful

Interest Income (Expense), Net

Interest income increased by $0.2 million primarily due to higher interest income from the IPO proceeds.

Other Income (Expense), Net

Other income (expense) decreased by $2.0 million primarily due to higher currency exchange losses resulting from the U.S. dollar strengthening against the Canadian dollar, British Pound and Euro during fiscal year 2012 compared to fiscal year 2011.

Provision for (Benefit from) Income Taxes

We recognized an income tax provision of $8.0 million for fiscal year 2012 compared to an income tax benefit of $27.3 million for fiscal year 2011. Our effective income tax rate of 34.4% for fiscal year 2012 increased compared to the income tax benefit for fiscal year 2011, which was primarily due to the release of a significant portion of the tax valuation allowance in fiscal year 2011. In addition, the increase in our profitability resulted in additional foreign and U.S. federal and state income taxes during fiscal year 2012.

Comparison of the Fiscal Years Ended July 31, 2011 and 2010

Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Fiscal years ended July 31,
	2011		2010
		% of total revenues		% of total revenues	Change
	Amount		Amount		($)	(%)
	(in thousands, except percentages)
Revenues:
License	$73,883	43%	$60,315	42%	$13,568	22%
Maintenance	21,321	12	18,702	13	2,619	14
Services	77,268	45	65,674	45	11,594	18

Total revenues	$172,472	100%	$144,691	100%	$27,781	19%

License Revenues

The $13.6 million increase in license revenues was primarily driven by continued adoption of our ClaimCenter software, increasing adoption of our PolicyCenter software and Suite software, and increased sales and marketing efforts in the North America and Europe.

	Fiscal years ended July 31,
	2011		2010
		% of license revenues		% of license revenues	Change
	Amount		Amount		($)	(%)
	(In thousands, except percentages)
License revenues:
Term	$60,541	82%	$47,933	79%	$12,608	26%
Perpetual	13,342	18	12,382	21	960	8

Total license revenues	$73,883	100%	$60,315	100%	$13,568	22%

The $12.6 million increase in term license revenues was driven by $14.9 million of revenues recognized during fiscal year 2011 from new orders and $1.5 million due to the attainment of revenue recognition criteria related to prior years orders. The $1.5 million change due to attainment of revenue recognition criteria included $0.4 million recognized upon completion of project implementations and $0.5 million recognized upon release of a contractual contingency. The increase was partially offset by $3.8 million recognized in fiscal year 2010 upon delivery of product functionality for orders entered into prior to fiscal year 2010.

The $1.0 million increase in perpetual license revenues was primarily driven by $9.5 million of revenues recognized during fiscal year 2011 from new orders, partially offset by $8.7 million recognized in fiscal year 2010 due to attainment of revenue recognition criteria related to orders entered into prior to fiscal year 2010. Our perpetual license revenues are not consistent from quarter to quarter.

Maintenance Revenues

The $2.6 million increase in maintenance revenues was primarily driven by $4.1 million of revenues recognized during fiscal year 2011 associated with new orders, partially offset by $1.8 million recognized upon completion of project implementations during fiscal year 2010 pursuant to the zero gross margin method.

Services Revenues

The $11.6 million increase in services revenues was primarily driven by an additional $9.7 million related to implementation of our software, an additional $1.5 million related to reimbursable travel expenses that were recognized as revenues and an additional $0.4 million related to training revenues.

Deferred Revenues

	As of July 31,
	2011	2010	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license revenues	$41,248	$33,968	$7,280	21%
Deferred maintenance revenues	18,719	13,629	5,090	37
Deferred services revenues	13,828	12,552	1,276	10

Total deferred revenues	$73,795	$60,149	$13,646	23%

The $7.3 million increase in deferred license revenues was due to $15.6 million of new orders during fiscal year 2011 and $2.5 million of additional billings related to existing orders in prior fiscal years where revenue recognition criteria was not met in fiscal year 2011. These increases were partially offset by $10.8 million of revenues recognized from existing orders entered into during a prior fiscal year where we attained the required revenue recognition criteria during fiscal year 2011.

The $5.1 million increase in deferred maintenance revenues was primarily due to $5.8 million of revenues deferred for billing of new orders during fiscal year 2011, partially offset by $0.7 million of revenues recognized upon attainment of the required revenue recognition criteria during fiscal year 2011.

The $1.3 million increase in deferred services revenues was due to $5.6 million of services revenues that were deferred for ongoing project implementations as of July 31, 2011 pursuant to the zero gross margin method and those deals where we did not attain the required revenue recognition criteria during fiscal year 2011, offset by $4.3 million of deferred services revenues recognized pursuant to the zero gross margin method when we completed project implementations during fiscal year 2011. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.

Cost of Revenues and Gross Profit

	Fiscal years ended July 31,
	2011	2010	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Cost of revenues:
License	$1,264	$267	$997	373%
Maintenance	4,063	3,685	378	10
Services	63,017	51,519	11,498	22

Total cost of revenues	$68,344	$55,471	$12,873	23%

Includes stock-based compensation of:
Cost of revenues:	$1,384	$925	$459

The $12.9 million increase in cost of revenues was primarily the result of an additional $9.6 million of personnel-related expenses due to an increase in our headcount to provide implementation services to our customers, a $2.2 million increase in travel expenses related to billable projects, a $1.4 million increase in bonus expense, a $0.7 million amortization expense related to the acquisition of certain patents during the fourth quarter of fiscal year 2011 and $0.5 million in stock-based compensation. These increases were partially offset by a $0.8 million decrease in third-party contractor costs and a $0.7 million compensation cost savings from a holiday shut down in December 2010.

	Fiscal years ended July 31,
	2011		2010		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License	$72,619	98%	$60,048	100%	$12,571	21%
Maintenance	17,258	81	15,017	80	2,241	15
Services	14,251	18	14,155	22	96	1

Total gross profit	$104,128	60%	$89,220	62%	$14,908	17%

Gross profit increased by $14.9 million reflecting the general growth and profitability of our business during fiscal year 2011, especially in license revenues, while gross margin declined slightly from 62% to 60% for fiscal years 2010 and 2011, respectively, due to increases in services costs described above. We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.

Operating Expenses

	Fiscal years ended July 31,
	2011		2010
		% of total revenues		% of total revenues	Change
	Amount		Amount		($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$34,773	20%	$28,273	20%	$6,500	23%
Sales and marketing	28,950	17	26,741	18	2,209	8
General and administrative	23,534	13	16,192	11	7,342	45
Litigation provision	10,000	6	—	—	10,000	*

Total operating expenses	$97,257	56%	$71,206	49%	$26,051	37%

Includes stock-based compensation of:
Research and development	$1,372		$769		$603
Sales and marketing	903		755		148
General and administrative	3,021		905		2,116

Total	$5,296		$2,429		$2,867

*	Not meaningful

The $26.1 million increase in operating expenses was primarily driven by the litigation provision, increased personnel-related expenses in our research and development and general and administrative functions, and professional services costs in legal, accounting and other professional services and stock-based compensation. We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $6.5 million increase in research and development expenses was primarily due to an increase of $5.4 million in personnel-related expenses as a result of 42 additional research and development employees, a $0.6 million increase in stock-based compensation and a $0.5 million increase in bonus expense.

Sales and Marketing

The $2.2 million increase in sales and marketing expenses was primarily the result of a $1.3 million increase in variable sales compensation expense and a $0.9 million increase in marketing programs and other related marketing expenses.

General and Administrative

The $7.3 million increase in general and administrative expenses was primarily due to higher personnel-related expenses of $2.9 million for 22 additional general and administrative employees to support the growth of our business and preparation for our IPO process, a $2.1 million increase in stock-based compensation, a $1.3 million increase in professional services costs related to accounting and tax services and other professional services, a $0.4 million increase in other general and administrative costs and a non-recurring prior year benefit of $0.4 million that reduced our allowance for doubtful accounts due to a late collection from a customer.

Litigation Provision

We agreed to resolve all outstanding patent litigation with Accenture concerning our respective insurance claims management software. In connection with the settlement and cross-licensing of patents, we paid $10.0 million to Accenture in October 2011.

Other Income (Expense)

	Fiscal years ended July 31,
	2011	2010	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income, net	$156	$95	$61	*
Other income (expense), net	1,269	(391)	1,660	*

Total	$1,425	$(296)	$1,721	*

*	Not meaningful

Interest Income, Net

Interest income increased by $0.1 million primarily due to higher average cash balances held during fiscal year 2011. Interest expense remained flat at $0.1 million.

Other Income (Expense), Net

Other income (expense) net improved by $1.7 million primarily resulting from foreign currency exchange gains as the U.S. dollar weakened during fiscal year 2011, primarily against the Canadian and Australian dollars.

Provision for (Benefit from) Income Taxes

We recognized an income tax benefit of $27.3 million for fiscal year 2011 compared to an income tax provision of $2.2 million for fiscal year 2010. This change was primarily due to the income tax benefit of $27.2 million from the release of a significant portion of our tax valuation allowance on our U.S. and state deferred tax assets in fiscal year 2011.

During fiscal year 2011, based on an accumulation of positive evidence such as cumulative profits over the prior three years and projections for future growth, management determined that it is more likely than not that the benefits of our deferred tax assets will be realized and a significant portion of the valuation allowance was released. As a result, we released $27.2 million of our tax valuation allowance during fiscal year 2011.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended July 31, 2012. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this prospectus, and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period. The following two tables present our unaudited quarterly consolidated statements of operations data first in dollars and then as a percentage of total revenues for the periods presented.

	Fiscal quarters ended
	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,
	2012	2012	2012	2011	2011	2011	2011	2010
	(unaudited)
	(in thousands)
Revenues:
License	$28,930	$21,662	$25,729	$20,815	$25,993	$17,737	$20,000	$10,153
Maintenance	7,858	7,769	6,805	7,106	5,901	5,600	5,210	4,610
Services	30,801	27,564	22,563	24,459	19,113	21,121	17,127	19,907

Total revenues	67,589	56,995	55,097	52,380	51,007	44,458	42,337	34,670

Cost of revenues:
License	79	150	234	299	823	109	131	201
Maintenance	1,515	1,310	1,197	1,266	1,213	950	1,014	886
Services	25,612	22,513	19,310	17,925	16,821	16,815	15,276	14,105

Total cost of revenues (1)	27,206	23,973	20,741	19,490	18,857	17,874	16,421	15,192

Gross profit:
License	28,851	21,512	25,495	20,516	25,170	17,628	19,869	9,952
Maintenance	6,343	6,459	5,608	5,840	4,688	4,650	4,196	3,724
Services	5,189	5,051	3,253	6,534	2,292	4,306	1,851	5,802

Total gross profit	40,383	33,022	34,356	32,890	32,150	26,584	25,916	19,478

Operating expenses:
Research and development (1)	14,355	12,986	12,162	10,959	10,069	8,973	8,212	7,519
Sales and marketing (1)	13,286	8,409	9,198	7,361	9,635	6,713	7,056	5,546
General and administrative (1)	7,474	6,785	7,639	6,438	7,465	6,237	5,204	4,628
Litigation provision	—	—	—	—	10,000	—	—	—

Total operating expenses	35,115	28,180	28,999	24,758	37,169	21,923	20,472	17,693

Income (loss) from operations	5,268	4,842	5,357	8,132	(5,019)	4,661	5,444	1,785
Interest income, net	88	107	73	40	56	(12)	75	37
Other income (expenses), net	(257)	164	(319)	(316)	48	1,037	(9)	193

Income (loss) before provision for (benefit from) income taxes	5,099	5,113	5,111	7,856	(4,915)	5,686	5,510	2,015
Provision for (benefit from) income taxes	1,551	1,964	1,420	3,044	(3,747)	(23,714)	74	125

Net income (loss)	$3,548	$3,149	$3,691	$4,812	$(1,168)	$29,400	$5,436	$1,890

(1)	Includes stock-based compensation as follows:

	Fiscal quarters ended
	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,
	2012	2012	2012	2011	2011	2011	2011	2010
	(unaudited)
	(in thousands)
Stock based compensation expenses:
Cost of revenue	$1,201	$993	$1,168	$758	$385	$363	$330	$306
Research and development	820	836	1,258	845	429	373	322	248
Marketing and sales	1,007	905	527	497	273	287	208	135
General and administrative	1,352	1,540	3,339	1,212	1,282	805	600	334

Total stock-based compensation expenses	$4,380	$4,274	$6,292	$3,312	$2,369	$1,828	$1,460	$1,023

	Fiscal quarters ended
	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,
	2012	2012	2012	2011	2011	2011	2011	2010
	(unaudited)
	(percentage of total revenues)
Revenues:
License	43%	38%	47%	40%	51%	40%	47%	29%
Maintenance	12	13	12	14	12	13	12	13
Services	45	49	41	46	37	47	41	58

Total revenues	100	100	100	100	100	100	100	100

Total cost of revenues	40	42	38	37	37	40	39	44

Total gross profit (1)	60	58	62	63	63	60	61	56

Operating expenses:
Research and development	21	23	22	21	20	20	19	22
Sales and marketing	20	15	17	14	19	15	17	16
General and administrative	11	12	15	12	15	14	12	13
Litigation provision	—	—	—	—	20	—	—	—

Total operating expenses	52	50	53	47	73	49	48	51

Income (loss) from operations	8	8	10	16	(10)	11	13	5
Interest income, net	—	—	—	—	—	—	—	—
Other income (expenses), net	(1)	—	—	(1)	—	2	—	1

Income (loss) before provision for (benefit from) income taxes	7	8	10	15	(10)	13	13	6
Provision for (benefit from) income taxes	2	3	3	6	(8)	(53)	—	—

Net income (loss)	5%	5%	7%	9%	(2)%	66%	13%	6%

(1)	The table below shows gross profit as a percentage of each component of revenues, referred to as gross margin:

	Fiscal quarters ended
	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,
	2012	2012	2012	2011	2011	2011	2011	2010
	(unaudited)
	(gross margin by component of revenues)
Gross margin
License	100%	99%	99%	99%	97%	99%	99%	98%
Maintenance	81	83	82	82	79	83	81	81
Services	17	18	14	27	12	20	11	29
Total gross margin	60%	58%	62%	63%	63%	60%	61%	56%

Quarterly Trends

In general, our year-over-year quarterly revenues have increased as a result of an increase in the number of customers licensed to use our products as well as purchases of additional licenses by our existing customers. We have historically experienced seasonal variations in our revenues as a result of increased customer orders in our second and fourth fiscal quarters and subsequent annual fees and as a result of attainment of revenue recognition criteria related to orders from prior periods. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. Notwithstanding the fact that we generally see increased orders in our second and fourth fiscal quarters, we expect to see additional quarterly revenue fluctuations that may, in some cases, mask these expected seasonal variations. Our quarterly growth in revenues may not match up to new orders we receive in a given quarter. This mismatch is primarily due to the following reasons:

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

For example, we received new orders for both term and perpetual licenses in the fourth fiscal quarter of 2011 that committed future product functionality that was delivered in the first fiscal quarter of 2012. As a result, our license revenues in the first fiscal quarter of 2012 were $7.2 million higher than they would have been had the functionality been delivered in the fourth fiscal quarter of 2011. Further, we expect our licenses revenues in the first quarter of fiscal year 2013 to be less than the comparable quarter of fiscal year 2012.

We also see quarterly fluctuations in revenues related to large perpetual licenses that we enter into from time to time. These large perpetual licenses cause one-time increases in revenues that do not recur in future quarters, which causes our quarterly revenues to fluctuate. For example, we recognized revenues of $6.9 million in the first fiscal quarter of 2012 related to two perpetual licenses we entered into in prior periods. This caused our license revenues to increase in the first fiscal quarter of 2012 to a level higher than we would expect in our quarter ended October 31, which is generally a slower quarter for growth in license revenues. From time to time, we may also experience fluctuations in revenues related to the exercise of a perpetual buyout right.

Our services revenues are also subject to seasonal fluctuations, though to a lesser degree than our license revenues. Our services revenues are impacted by the number of professional days in a given fiscal quarter. The quarter ended January 31 usually has fewer professional days due to the impact of the Thanksgiving, Christmas and New Year’s holidays. Because we pay our services professionals the same amounts throughout the year, our gross margins on our services revenues are lower in the quarter ended January 31.

Our gross profit in absolute dollars increased year-over-year in all quarters. Our cost to maintain our infrastructure is generally fixed within a given quarter. Therefore, when applied against our generally fixed costs, higher revenues in a quarter result in higher overall gross profits.

In most of the quarters presented, our operating expenses increased as a result of an increase in the number of total employees. From July 31, 2010 to July 31, 2012, we have added 294 additional employees in order to drive our sales efforts and increase our technical support, services, research and development and administrative personnel to support our growth.

Research and development expenses in absolute dollars increased sequentially in every quarter presented. Increases were primarily a result of increasing headcount to maintain and improve the functionality of our software products. Research and development expenses varied as a percentage of revenues throughout the periods presented primarily due to the timing of revenues recognized but generally increased year-over-year as we continued to invest in our software development. We expect to increase research and development expenses in absolute dollars and as a percentage of revenues on an annual basis as we expect to increase our investment in our software development in our ongoing efforts to ensure we maintain our technology leadership position.

Sales and marketing expenses in absolute dollars varied from quarter-to-quarter in the quarters presented. Increases were primarily a result of increasing headcount in our direct sales teams, as well as increased marketing programs and events and timing of the programs. Sales and marketing expenses as a percentage of revenues varied from quarter-to-quarter primarily due to the timing of revenues recognized, marketing programs and commissions earned and expensed, but generally stayed stable year-over-year as sales and marketing expenses grew along with our revenues.

General and administrative expenses in absolute dollars increased sequentially in every quarter presented except for the quarters ended October 31, 2011 and April 30, 2012. Increases were primarily a result of increasing headcount to support the growth of our business. General and administrative expenses varied as a percentage of revenues due to the timing of revenues recognized and the timing of professional service fees.

During the quarter ended April 30, 2011, we recorded an income tax benefit primarily resulting from the release of a significant portion of our tax valuation allowance for our U.S. deferred tax assets. The valuation allowance was partially released due to a change in management’s assessment of our ability to realize these tax assets due to our historical and expected future profitability. During the quarter ended July 31, 2011, we recorded an income tax benefit primarily resulting from the income tax impact from the litigation provision.

Our quarterly results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control, making our results of operations variable and difficult to predict. Such factors include those discussed above and those set forth in “Risk Factors—We may experience quarterly and annual fluctuations in our results of operations due to a number of factors” and “Seasonal and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows” In item 1A of Part I of this Annual Report on Form 10-K. One or more of these factors may cause our results of operations to vary widely. As such, we believe that our quarterly results of operations may vary significantly in the future and that sequential quarterly comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

To date, we have substantially satisfied our capital and liquidity needs through private placements of convertible preferred stock and since fiscal year 2009 through cash flows from operations. On January 30, 2012, we received proceeds from our IPO of $123.0 million, net of broker discounts and commissions, but before deducting offering expenses. On April 24, 2012, we received proceeds from our follow-on public offering of $20.4 million, net of underwriting discounts and commissions, but before deducting offering expenses of $1.0 million.

Cash flows provided by operating activities were $17.1 million, $27.7 million and $9.5 million during the years ended July 31, 2012, 2011 and 2010, respectively. The year ended July 31, 2012 included the payment by us of a $10.0 million litigation settlement payment. We had capital expenditures of $5.6 million, $2.8 million and $2.2 million for the years ended July 31, 2012, 2011 and 2010, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. As of July 31, 2012, 2011 and 2010, we had $205.7 million, $59.6 million and $37.4 million of cash and cash equivalents, respectively, and working capital of $169.3 million and $12.5 million and negative working capital of $5.4 million, respectively.

We experienced positive cash flows from operations during fiscal years 2012, 2011 and 2010. Our cash flows from operations are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of account receivable. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased orders in our fourth fiscal quarter. As such, we believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenues growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$17,094	$27,686	$9,534
Net cash used in investing activities	(3,296)	(8,310)	(1,040)
Net cash provided by financing activities	133,007	931	785

Cash Flows from Operating Activities

We experienced positive cash flows from operating activities during the years ended July 31, 2012 primarily as a result of net income during this period, which was partially offset by a decrease in deferred revenue and an increase accounts receivable related to higher sales, plus a litigation settlement payment and higher seasonal bonus payments during the first quarter.

We experienced positive cash flows from operating activities during the years ended July 31, 2011 primarily as a result of net income and increased deferred revenues, partially offset by the release of the valuation allowance on deferred tax assets. Cash flows from operating activities during the year ended July 31, 2010 primarily resulted from net income, partially offset by a decrease in deferred revenues.

Net cash provided by operating activities during fiscal year 2012 was primarily attributable to our net income of $15.2 million increased by non-cash charges for stock-based compensation of $18.3 million and depreciation and amortization of $2.9 million, plus an increase in accrued employee compensation of $8.2 million and a decrease in deferred tax assets of $5.4 million. This was partially offset by an increase in accounts receivable of $9.3 million as our billings increased, a decrease in deferred revenues of $17.8 million primarily due to achieving revenue recognition on prior fiscal years’ orders, our payment of a litigation settlement of $10.0 million included in other liabilities and an increase in prepaid expenses and other assets of $2.4 million primarily due to increased prepayments including income taxes, rents and insurance.

Net cash provided by operating activities during fiscal year 2011 was primarily attributed to our net income of $35.6 million increased by non-cash charges for depreciation and amortization of $2.2 million and stock-based compensation of $6.7 million, partially offset by a $28.1 million increase in deferred tax assets primarily associated with the reversal of a significant portion of our tax valuation allowance. Additionally, changes in operating assets and liabilities totaled $11.3 million, which was primarily a result of an $11.8 million increase in deferred revenues mainly due to an increase in our license and maintenance deferred revenues and a $7.5 million increase in other liabilities primarily related to our $10.0 million litigation provision, partially offset by a $6.3 million increase in accounts receivable from billings to customers and a $2.7 million increase in other assets primarily due to the purchase of patents and increased prepaid expense.

Net cash provided by operating activities during fiscal year 2010 of $9.5 million reflects net income of $15.5 million increased by non-cash charges of $1.4 million for depreciation and $3.4 million for stock-based compensation. The net change in our operating assets and liabilities of $10.3 million was primarily a result of a $19.3 million decrease in deferred revenues due to the timing of completion of certain projects partially offset by a $5.0 million decrease in accounts receivable, a $3.5 million increase for accrued employee compensation from an increase in headcount and a $0.4 million increase in accounts payable due to timing of payments.

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

During fiscal year 2012, net cash used in investing activities of $3.3 million was due to $5.6 million in capital expenditures primarily due to the build out of new headquarters, which were partially offset by a decrease in restricted cash of $2.3 million.

During fiscal year 2011, cash used in investing activities of $8.3 million was primarily attributable to an increase in our restricted cash of $5.5 million for certain customer contract commitments and $2.8 million in capital expenditures during the period.

During fiscal year 2010, cash used in investing activities of $1.0 million was primarily attributable to $2.2 million in capital expenditures, which were partially offset by a $1.2 million decrease in restricted cash requirements.

Cash Flows from Financing Activities

During fiscal year 2012, cash provided by financing activities was $133.0 million, which consisted of $143.4 million in proceeds from our public offerings net of underwriting discounts and commissions, as well as $5.1 million in proceeds received from the exercise of stock options during the year, partially offset by $12.4 million in taxes remitted on vested RSU awards and $3.5 million in costs we paid in connection with our public offerings.

During fiscal year 2011, cash provided by financing activities was $0.9 million, which consisted of proceeds received from the exercise of stock options during the year.

During fiscal year 2010, cash provided by financing activities was $0.8 million, which consisted of proceeds received from the exercise of stock options during the year.

Anticipated Cash Flows

We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development and restructuring costs, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues and our ability to manage infrastructure costs.

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flows from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Contractual Obligations

The following summarizes our contractual obligations as of July 31, 2012:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations(1)	$3,140	$9,136	$9,111	$9,516	$30,903
Royalty obligations(2)	243	411	64	—	718

Total	$3,383	$9,547	$9,175	$9,516	$31,621

(1)	Operating lease agreements primarily represent our obligations to make payments under our non-cancelable lease agreement for our corporate headquarters through 2019.
(2)	Royalty obligations primarily represent our obligations under our non-cancelable agreements related to certain revenue-generating agreements.

As of July 31, 2012, we had unrecognized tax benefits of $3.9 million associated with our U.S. federal and California research and development tax credits.

Off-Balance Sheet Arrangements

Through July 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and restricted cash as we do not have any short-term investments or outstanding debt as of July 31, 2012 and 2011. Our cash and cash equivalents and restricted cash as of July 31, 2012 and 2011 were $209.4 million and $65.7 million, respectively, and consisted primarily of cash, money market funds and certificates of deposit with maturities of up to two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro and British pound. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have entered into one foreign currency hedging contract, but may consider entering into more such contracts in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

ITEM 8.	Financial Statements and Supplemental Data

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Guidewire Software, Inc.:

We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended July 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidewire Software, Inc. and subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

September 24, 2012

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2012	July 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,718	$59,625
Restricted cash, current portion	3,726	2,230
Accounts receivable	32,313	23,278
Deferred tax asset, current portion	13,442	6,044
Prepaid expenses and other current assets	7,266	3,665

Total current assets	262,465	94,842
Property and equipment, net	11,924	4,455
Restricted cash, net of current portion	—	3,820
Deferred tax asset, net of current portion	9,313	22,073
Other assets	545	1,350

TOTAL ASSETS	$284,247	$126,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,781	$4,317
Accrued employee compensation	26,502	18,112
Deferred revenues, current portion	52,947	48,482
Litigation provision obligation	—	10,000
Other current liabilities	3,957	1,390

Total current liabilities	93,187	82,301
Deferred revenues, net of current portion	2,569	25,313
Other liabilities	4,529	774

Total liabilities	100,285	108,388
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, par value $0.0001 per share—25,000,000 and 25,643,493 shares authorized as of July 31, 2012 and 2011, respectively; 0 and 25,357,721 shares issued and outstanding as of July 31, 2012 and 2011, respectively	—	36,500
Common stock, par value $0.0001 per share—500,000,000 and 55,000,000 shares authorized as of July 31, 2012 and 2011, respectively; 53,956,608 and 14,422,557 shares issued and outstanding as of July 31, 2012 and 2011, respectively	5	1
Additional paid-in capital	207,624	20,231
Accumulated other comprehensive loss	(496)	(209)
Accumulated deficit	(23,171)	(38,371)

Total stockholders’ equity	183,962	18,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,247	$126,540

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2012	2011	2010
Revenues:
License	$97,136	$73,883	$60,315
Maintenance	29,538	21,321	18,702
Services	105,387	77,268	65,674

Total revenues	232,061	172,472	144,691

Cost of revenues:
License	762	1,264	267
Maintenance	5,288	4,063	3,685
Services	85,360	63,017	51,519

Total cost of revenues	91,410	68,344	55,471

Gross profit:
License	96,374	72,619	60,048
Maintenance	24,250	17,258	15,017
Services	20,027	14,251	14,155

Total gross profit	140,651	104,128	89,220

Operating expenses:
Research and development	50,462	34,773	28,273
Sales and marketing	38,254	28,950	26,741
General and administrative	28,336	23,534	16,192
Litigation provision	—	10,000	—

Total operating expenses	117,052	97,257	71,206

Income from operations	23,599	6,871	18,014
Interest income, net	308	156	95
Other income (expenses), net	(728)	1,269	(391)

Income before provision for (benefit from) income taxes	23,179	8,296	17,718
Provision for (benefit from) income taxes	7,979	(27,262)	2,199

Net income	$15,200	$35,558	$15,519

Net income per share:
Basic	$0.29	$0.83	$0.32

Diluted	$0.25	$0.76	$0.30

Shares used in computing net income per share:
Basic	34,774,983	14,064,055	13,535,736

Diluted	41,509,185	17,763,859	15,933,374

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income

(in thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2009	25,357,721	$36,500	13,401,729	$1	$8,481	$(181)	$(89,448)	$(44,647)
Issuance of common stock upon exercise of stock options	—	—	370,927	—	785	—	—	785
Stock-based compensation	—	—	—	—	3,354	—	—	3,354
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—		15,519	15,519
Foreign currency translation adjustment	—	—	—	—	—	(156)	—	(156)
Total comprehensive income	—	—	—	—	—	—	—	15,363

Balance as of July 31, 2010	25,357,721	36,500	13,772,656	1	12,620	(337)	(73,929)	(25,145)
Issuance of common stock upon exercise of stock options	—	—	649,901	—	931	—	—	931
Stock-based compensation	—	—	—	—	6,680	—	—	6,680
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	35,558	35,558
Foreign currency translation adjustment	—	—	—	—	—	128	—	128
Total comprehensive income	—	—	—	—	—	—	—	35,686

Balance as of July 31, 2011	25,357,721	36,500	14,422,557	1	20,231	(209)	(38,371)	18,152
Proceeds from issuance of common stock in connection with public offerings, net of underwriting discounts and commission	—	—	10,927,500	1	143,385	—	—	143,386
Costs incurred in connection with public offerings	—	—	—	—	(3,502)	—	—	(3,502)
Conversion of preferred stock to common stock	(25,357,721)	(36,500)	25,357,721	3	36,497	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,211,967	—	5,067	—	—	5,067
Issuance of common stock upon RSU release, net of shares withheld for taxes	—	—	1,018,228	—	(12,798)	—	—	(12,798)
Repurchase of unvested common stock	—	—	(3,005)	—	—	—	—	—
Conversion of warrants to common stock	—	—	21,640	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,258	—	—	18,258
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	—	—	486	—	—	486
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	15,200	15,200
Foreign currency translation adjustment	—	—	—	—	—	(287)	—	(287)
Total comprehensive income	—	—	—	—	—	—	—	14,913

Balance as of July 31, 2012	—	$—	53,956,608	$5	$207,624	$(496)	$(23,171)	$183,962

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal years ended July 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,200	$35,558	$15,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,917	2,226	1,376
Provision for doubtful accounts	—	—	(427)
Stock-based compensation	18,258	6,680	3,354
Excess tax benefit from exercise of stock options and vesting of RSUs	(486)	—	—
Deferred tax assets	5,362	(28,117)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,325)	(6,284)	4,957
Prepaid expenses and other assets	(2,442)	(2,674)	(215)
Accounts payable	1,059	577	442
Accrued employee compensation	8,246	413	3,460
Other liabilities	(3,907)	7,537	336
Deferred revenues	(17,788)	11,770	(19,268)

Net cash provided by operating activities	17,094	27,686	9,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,619)	(2,776)	(2,238)
Decrease (increase) in restricted cash	2,323	(5,534)	1,198

Net cash used in investing activities	(3,296)	(8,310)	(1,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	5,067	931	785
Taxes remitted on RSU awards vested	(12,430)	—	—
Proceeds from issuance of common stock in connection with stock offerings, net of underwriting discounts and commission	143,386	—	—
Costs paid in connection with stock offerings	(3,502)	—	—
Excess tax benefit from exercise of stock options and vesting of RSUs	486	—	—

Net cash provided by financing activities	133,007	931	785

Effect of foreign exchange rate changes on cash and cash equivalents	(712)	1,907	547

NET INCREASE IN CASH AND CASH EQUIVALENTS	146,093	22,214	9,826
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	59,625	37,411	27,585

CASH AND CASH EQUIVALENTS—END OF YEAR	$205,718	$59,625	$37,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7	$53	$14
Cash paid for income taxes	$2,058	$2,207	$1,036
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Conversion of convertible preferred stock and warrants into common stock upon initial public offering	$36,506	$—	$—
Accruals for purchase of property & equipment	$4,387	$—	$—

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies and Estimates

Business

Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. The Company together with its subsidiaries (the “Company”) provides Internet-based software platforms for core insurance operations, including underwriting and policy administration, claim management and billing. The Company’s customers include insurance carriers for property and casualty and workers’ compensation insurance. The Company has wholly-owned subsidiaries in Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Poland and the United Kingdom.

The Company offers a suite of applications to enable core property and casualty (“P&C”) insurance operations comprised of the following products: PolicyCenter, ClaimCenter and BillingCenter. The Company also provides maintenance support and provides professional services to the extent requested by its customers.

Public Offerings

On January 30, 2012, the Company closed its initial public offering (“IPO”) whereby 10,177,500 shares of common stock were sold to the public, including the underwriters’ full exercise of their overallotment option of 1,327,500 shares of common stock, at a price of $13.00 per share. The Company received aggregate proceeds of approximately $123.0 million from the IPO, including the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $3.5 million, including $2.8 million of capitalized costs. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 25,357,721 shares of common stock. Outstanding warrants to purchase 69,529 shares of convertible preferred stock at $5.03 per share were contractually adjusted to purchase 69,529 shares of common stock at $5.03 per share. Subsequent to the Company’s IPO and during April 2012 all eligible warrants were converted for 21,640 shares of the Company’s common stock and the remainder were canceled.

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

Basis of Presentation

The consolidated financial statements include the Company and its wholly-owned subsidiaries, and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. The effects of foreign currency translations are recorded in accumulated other comprehensive loss as a separate component of stockholders’ deficit in the accompanying consolidated statement of stockholders’ equity (deficit). Realized gains and losses from foreign currency transactions are recorded as other income (expense) in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from dates of purchase to be cash equivalents. The Company’s cash equivalents are comprised of money market funds and are maintained with high quality financial institutions.

Restricted Cash

Restricted cash includes money market funds or revolving short-term certificates of deposit held as deposits for certain leased offices and as collateral for letters of credit required by certain customers to secure contractual commitments and prepayments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs that do not extend the life or improve an asset are expensed in the period incurred.

The estimated useful lives of property and equipment are as follows:

Computer hardware	3 years
Software	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of the lease term or estimated useful life

Product Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through July 31, 2012, costs incurred subsequent to the establishment of technological feasibility have been immaterial, and therefore, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations as incurred.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, consisting of property and equipment and patents for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the assets over the estimated fair value of the assets. The Company has not written down any of its long-lived assets as a result of impairment during any of the periods presented.

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

The Company’s cash equivalents and restricted cash are classified as Level I because they are valued on a recurring basis using quoted market prices or actual cash balances.

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

No customer accounted for 10% or more of the Company’s revenues for the years ended July 31, 2012, 2011 and 2010. The Company had no customers that accounted for 10% of total accounts receivable as of July 31, 2012. The Company had one customer that accounted for 12% of total accounts receivable as of July 31, 2011.

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

The following table summarizes the accounts receivable allowance activity:

	Balance at Beginning of Period	Additions: Charged to Expense	Deductions: Benefits From Late Collections	Balance at End of Period
(in thousands)
Accounts receivable allowance:
Fiscal year ended July 31, 2012:	$—	$—	$—	$—
Fiscal year ended July 31, 2011:	$—	$—	$—	$—
Fiscal year ended July 31, 2010:	$427	$5	$(432)	$—

Revenue Recognition

The Company enters into arrangements to deliver multiple products or services (multiple-elements). The Company applies software revenue recognition rules and allocates the total revenues among elements based on vendor-specific objective evidence (“VSOE”) of fair value of each element. The Company recognizes revenue on a net basis excluding taxes collected from customers and remitted to government authorities.

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

•

Fees are fixed or determinable. Arrangements where a significant portion of the fee is due beyond 90 days from delivery are not considered to be fixed or determinable. Revenues from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. Fees from term licenses are generally due in annual or, in certain cases, quarterly installments over the term of the agreement beginning on the effective date of the license. Accordingly, fees from term licenses are not considered to be fixed or determinable until they become due.

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

The VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those elements when sold separately. VSOE of fair value for maintenance is established using the stated maintenance renewal rate in the customer’s contract. The Company generally enters into term licenses ranging from 3 to 7 years. For term licenses with duration of one year or less, no VSOE of fair value for maintenance exists. The Company began using stated maintenance renewal rates in customers’ contracts during fiscal year 2008. Prior to that, customers’ contracts did not have stated maintenance renewal rates and the Company was unable to establish VSOE of maintenance. VSOE of fair value for services is established if a substantial majority of historical stand-alone selling prices for a service fall within a reasonably narrow price range.

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

When implementation services are sold with a license arrangement, we evaluate whether those services are essential to the functionality of the software. Prior to fiscal year 2008, implementation services were determined to be essential to the software because the implementation services were generally not available from other third party vendors. By the beginning of fiscal year 2008, third party vendors were providing implementation services for ClaimCenter and it was concluded that implementation services generally were not essential to the functionality of the ClaimCenter software. By the beginning of fiscal year 2011, third party vendors were providing implementation services for PolicyCenter and BillingCenter and it was concluded that implementation services generally were no longer essential to the functionality of the PolicyCenter and BillingCenter software.

In cases where professional services are deemed to be essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If reliable estimates of total project costs and the extent of progress toward completion can be made, the Company applies the percentage-of-completion method in recognizing the arrangement fee. The percentage toward completion is measured by using the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are billed monthly on a time and material basis. For term licenses with license fees due in equal installments over the term, the license revenues subject to percentage-of-completion recognition includes only those payments that are due and payable within the reporting period. The fees related to the maintenance are recognized over the period the maintenance is provided.

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

If the Company cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was $0.9 million, $0.4 million and $2.4 million for the years ended July 31, 2012, 2011 and 2010, respectively, and for service revenues was $0.9 million, $0.3 million and $2.4 million for the years ended July 31, 2012, 2011 and 2010, respectively.

Deferred Revenues

Deferred revenues represent amounts billed to or collected from customers for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenues represents the amount that is expected to be recognized as revenues within one year from the balance sheet date. The Company generally invoices fees for licenses and maintenance to its customers in annual or, in certain cases, quarterly installments payable in advance. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.

Sales Commissions

Sales commissions are recognized as an expense when earned by the sales representative, generally occurring at the time the customer order is signed. Substantially all of the effort by the sales force is expended through the time of closing the sale, with limited to no involvement thereafter.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. Total comprehensive income is presented in the consolidated statements of stockholders’ equity (deficit) and comprehensive income.

Warranties

The Company generally provides a warranty for its software products and services to its customers for periods ranging from 3 to 12 months. The Company’s software products are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in published documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer’s remedy is generally limited to refund of the fees paid for the nonconforming product or services. The Company has not incurred any warranty expenses since inception.

Advertising Costs

Advertising costs are expensed as incurred and amounted to approximately $0.1 million, $0.3 million and $0.2 million during the years ended July 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The Company recognizes compensation expense related to stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of four years, and for those RSU awards granted prior to our IPO, a performance-based condition, which was satisfied 180 days after our IPO. The awards expire 10 years from the grant date. We estimate the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized using the accelerated multiple option approach over the requisite service period, which is generally the vesting period of the respective awards. Compensation cost for RSUs is generally recognized over the time-based vesting period regardless of the occurrence of the performance-based condition noted above for awards granted prior to IPO, since this condition is not subject to employment.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets related to excess tax benefits are recorded when utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount of which realization is more likely than not.

Accounting guidance related to accounting for uncertainties in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statement of income.

Net Income per Share

For the years ended July 31, 2012, 2011 and 2010, the Company’s basic and diluted net income per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in dividends with the common stock (“participating securities”), to compute the net income per share attributable to common stockholders. The Company determined that it had participating securities in the form of noncumulative convertible preferred stock for the periods up to their conversion immediately prior to the closing of the Company’s IPO on January 30, 2012 when all convertible preferred stock was converted to common stock.

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

Recent Accounting Pronouncement

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

2. Fair Value of Financial Instruments

The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis:

	July 31, 2012	July 31, 2011
	(in thousands)
Money market funds	$105,107	$5,006
Certificates of deposit	3,726	6,049

Total	$108,833	$11,055

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	July 31, 2012	July 31, 2011
	(in thousands)
Prepaid income taxes	$1,437	$6
Other prepaid expenses	2,623	3,129
Other receivables	3,206	530

Total	$7,266	$3,665

Property and Equipment

Property and equipment consist of the following:

	July 31, 2012	July 31, 2011
	(in thousands)
Computer hardware	$8,125	$6,031
Software	3,599	3,207
Furniture and fixtures	1,854	239
Leasehold improvements	5,600	1,026

Total property and equipment	19,178	10,503
Less accumulated depreciation and amortization	(7,254)	(6,048)

Property and equipment, net	$11,924	$4,455

As of July 31, 2012 and 2011, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $2.6 million, $1.5 million and $1.4 million during the years ended July 31, 2012, 2011 and 2010, respectively.

Other Assets

Other assets consist of the following:

	July 31, 2012	July 31, 2011
	(in thousands)
Patents	$—	$795
Deferred costs—long term	12	400
Other	533	155

Total	$545	$1,350

The Company acquired a group of five patents in June 2011 for $1.5 million with a weighted average remaining useful life determined to be two years. Useful lives were evaluated based on remaining legal lives of the patents. Amortization of these assets is based upon the related revenue streams, both past and future. As a result of this method, the Company took an immediate charge of $0.7 million during the fourth quarter of fiscal year 2011 and amortized $0.3 million during the nine months ended April 30, 2012. In April 2012, the Company sold the patents for $0.5 million and retained certain rights under the patents. As a result of this transaction, management expensed the remaining net cost of the patents.

Accrued Employee Compensation

Accrued employee compensation consists of the following:

	July 31, 2012	July 31, 2011
	(in thousands)
Accrued bonuses	$12,718	$9,035
Accrued commission	4,068	2,780
Accrued vacation	5,684	4,712
Payroll accruals	4,032	1,585

Total	$26,502	$18,112

4. Net Income per Share

The following table sets forth the computation of the Company’s basic and diluted net income per share for the years ended July 31, 2012, 2011 and 2010:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands, except share and per share amounts)
Numerator:
Net income	$15,200	$35,558	$15,519
Non-cumulative dividends to preferred stockholders	(1,574)	(3,291)	(3,291)
Undistributed earnings allocated to preferred stockholders	(3,544)	(20,568)	(7,924)

Net income, basic	10,082	11,699	4,304
Adjustments to net income for dilutive options and restricted stock options	467	1,747	457

Net income, diluted	$10,549	$13,446	$4,761

Net income per share:
Basic	$0.29	$0.83	$0.32

Diluted	$0.25	$0.76	$0.30

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands, except share and per share amounts)
Denominator:
Weighted average shares used in computing net income per share:
Basic	34,774,983	14,064,055	13,535,736
Weighted average effect of diluted stock options	4,380,549	2,682,215	2,397,638
Weighted average effect of dilutive restricted stock units	2,323,787	1,010,622	—
Weighted average effect of dilutive stock warrants (1)	29,866	6,967	—

Diluted	41,509,185	17,763,859	15,933,374

(1)	Series C convertible preferred stock warrants were automatically converted to equivalent common stock warrants upon the Company’s IPO on January 24, 2012 and converted or cancelled as of April 30, 2012.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Fiscal years ended July 31,
	2012	2011	2010
Stock options to purchase common stock	329,671	1,975,982	2,520,855
Restricted stock units	86,273	163,031	92,636
Stock warrants (1)	—	—	69,529

(1)	Series C convertible preferred stock warrants were automatically converted to equivalent common stock warrants upon the Company’s IPO on January 24, 2012 and converted or cancelled as of April 30, 2012.

5. Commitments and Contingencies

The following table presents a summary of the Company’s contractual obligations and commitments as of July 31, 2012:

	Lease Obligations	Royalty Obligations (1)	Total
Fiscal Year Ending July 31,	(in thousands)
2013	$3,140	$243	$3,383
2014	4,609	235	4,844
2015	4,527	176	4,703
2016	4,548	64	4,612
2017	4,563	—	4,563
Thereafter	9,516	—	9,516

Total	$30,903	$718	$31,621

(1)	Royalty obligations primarily represent our obligations under our non-cancelable agreements related to software used in certain revenue-generating agreements.

Leases

The Company leases certain facilities and equipment under operating leases. The Company entered into an operating lease agreement in September 2007 for its corporate headquarters in California that expired in July

2012. In connection with the lease, the Company opened a letter of credit currently held with Silicon Valley Bank, which expired upon the expiration of the lease in July 2012. On November 23, 2009, the Company entered into a sublease agreement for additional conference space expiring in July 2012. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its new corporate headquarters, located in Foster City, California, for approximately 97,674 square feet of space commencing August 1, 2012. In connection with the new lease, the Company opened a letter of credit with Silicon Valley Bank for $1.2 million.

Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $4.0 million, $2.3 million and $1.9 million during the years ended July 31, 2012, 2011 and 2010, respectively. This expense was reduced by sublease income of $1.2 million for each of the years ended July 31, 2012, 2011 and 2010.

The following table summarizes future minimum commitments and obligations under noncancelable contracts, to be satisfied as they become due over their terms, as of July 31, 2012:

Letters of Credit

In addition to the letters of credit noted above, the Company had three outstanding letters of credit required by certain customers to secure contractual commitments and prepayments. Certain of these letters of credit are fully secured by cash balances, which we have classified as restricted cash in our consolidated balance sheets as of July 31, 2012 and July 31, 2011. In July 2012, we entered into an unsecured letter of credit agreement related to another customer arrangement for PLN 10.0 million (approximately $3.0 million as of July 31, 2012) to secure contractual commitments and prepayments. No amounts were outstanding under our unsecured letters of credit as of July 31, 2012 or July 31, 2011.

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

In November 2009, Accenture filed an additional lawsuit against the Company in the Delaware Court (Accenture Global Services GmbH, and Accenture LLP v. Guidewire Software, Inc., Case No. 09-848-SLR) alleging infringement of U.S. Patent No. 7,617,240 by our products. The Company filed a response denying Accenture’s allegations and later amended that response to allege inequitable conduct against Accenture in obtaining U.S. Patent No. 7,617,240. In March 2010, the Delaware Court ruled on claim construction of U.S. Patent No. 7,017,111, and as a result of that ruling Accenture stated that it would not pursue U.S. Patent No. 7,017,111 at trial against the Company, although Accenture retained its rights to appeal the claim construction ruling. In February 2011, the USPTO issued a third and final office re-examination action rejecting all claims in U.S. Patent No. 7,617,240. In March 2011, the USPTO granted a third re-examination against U.S. Patent No. 7,013,284, after having rejected all claims in U.S. Patent No. 7,013,284 on two prior re-examinations. On May 31, 2011, the Delaware Court granted the Company’s motion for summary judgment finding that Accenture’s U.S. Patent Nos. 7,013,284 and 7,017,111 are invalid based on unpatentable subject matter. On June 22, 2011, the Delaware Court approved the parties’ Stipulation and Partial Dismissal under which Accenture’s claims for U.S. Patent Nos. 7,017,111 and 7,617,240 and all of its other claims were dismissed, with prejudice, excepting claims for U.S. Patent No. 7,013,284, and the Company’s claims against Accenture were dismissed, as well. In July 2011, Accenture filed an appeal to the Federal Circuit Court of Appeals (the “Appeals Court”) of the Delaware Court’s judgment of invalidity of U.S. Patent No. 7,013,284. On August 6, 2012, the oral argument of this appeal was held by the Appeals Court and their ruling is pending.

On June 23, 2011, the Company filed a lawsuit against Accenture in the U.S. District Court for the Eastern District of Virginia (Guidewire Software, Inc. v. Accenture PLC, Accenture Insurance Services LLC and Accenture LLP, Case No. 1:11-cv-678-CMH/TRJ) (the “EDVA Lawsuit”) seeking injunction and damages, alleging infringement of U.S. Patent Nos. 6,073,109, 6,058,413, 5,630,069 and 5,734,837 by Accenture’s Claim Components insurance software product and other Accenture software products that utilize the patented workflow and business process management techniques.

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

In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings and receives claims from time to time, arising from the normal course of business activities. The Company has accrued for estimated losses in the accompanying consolidated financial statements for matters with respect to which we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.

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

The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of July 31, 2012 and 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the Software License, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

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

6. Stockholders’ Equity and Stock-based Compensation

Convertible Preferred Stock

Upon the closing of the IPO on January 30, 2012, all outstanding convertible preferred stock was converted into 25,357,721 shares of common stock on a one-to-one basis. As of July 31, 2012 and 2011, the Company was authorized to issue 25,000,000 and 25,643,493 shares of convertible preferred stock, respectively, with a par value of $0.0001 per share. As of July 31, 2012 and 2011, no shares and 25,357,721 shares of convertible preferred stock are issued and outstanding, respectively.

The following table summarizes convertible preferred stock authorized and issued and outstanding:

	July 31, 2012		July 31, 2011
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding	Net Proceeds	Aggregate Liquidation Preference
					(in thousands)
Series A	—	—	15,735,800	15,609,158	$4,178	$4,214
Series B	—	—	4,807,693	4,807,693	7,500	7,500
Series C	—	—	5,100,000	4,940,870	24,822	24,872
Nondesignated	25,000,000	—	—	—	—	—

Total	25,000,000	—	25,643,493	25,357,721	$36,500	$36,586

The rights, preferences and privileges of the convertible preferred stock were as follows:

Dividends

The holders of the Series A, B and C convertible preferred stock were entitled to receive, out of any funds legally available, when, as and if declared by the board of directors, noncumulative dividends prior and in preference to any payment of any dividend on the common stock. The dividend rates for Series A, B and C were 9% of the original issuance price of $0.27, $1.56 and $5.03 per share. After the dividend preference of the preferred stock was paid in full for a given calendar year, the convertible preferred stock participated pro rata with the common stock in the receipt of any additional dividends on an as converted basis. No dividends were declared as of July 31, 2011 and 2010. No remaining preferred stock was outstanding as of July 31, 2012.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the holders of convertible preferred stock are entitled to receive a per share amount equal to the original issue price for each such series of convertible preferred stock, equal to $0.27 per share for Series A, $1.56 per share for Series B and $5.03 per share for Series C as of July 31, 2010 and 2011, plus an amount equal to all declared but unpaid dividends thereon. If upon the occurrence of such an event, the assets and funds thus distributed among the holders of convertible preferred stock is insufficient to permit the payment to such holders of the full aforementioned amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive. After the full preference amount on all outstanding shares of convertible preferred stock has been paid, any remaining funds and assets of the Company legally available for distribution to shareholders will be distributed pro rata among the holders of the common stock.

A merger or consolidation of the Company in which its shareholders do not retain a majority of the voting power in the surviving corporation, or a sale of all or substantially all of the Company’s assets, will each be deemed to be a liquidation, dissolution or winding up of the Company.

Conversion

The holders of the preferred stock had the right to convert the convertible preferred stock, at any time, into shares of common stock initially at a rate of 1-for-1, subject to adjustments for future dilution. The convertible preferred stock was automatically converted into common stock upon the closing of our IPO of shares of common stock of the Company, as the offering price was not less than $5.00 per share for a total public offering price of not less than $75.0 million, before payment of underwriters’ discounts and commissions. All shares were converted at a rate of 1-for-1.

Voting Rights

Each share of convertible preferred stock carried a number of votes equal to the number of shares of common stock then issuable upon its conversion into common stock, which was on a 1-for-1 basis as of July 31, 2011 and 2010. The holder of such votes had full voting rights and powers equal to holders of common stock, and was entitled to notice of any stockholder meeting and was entitled to vote with respect to any question upon which holders of common stock had the right to vote.

Redemption Rights

The Series A, B and C convertible preferred stock were not redeemable.

Warrants

On March 28, 2008, the Company signed an agreement with lenders related to a credit facility providing the Company with a financing commitment of up to $10.0 million that expired on March 28, 2010. As part of the credit facility agreement, certain stock warrants were provided to the lender to purchase Series C convertible preferred stock for a total of 69,529 shares at a strike price of $5.03 per share and that would expire within 7 years from the issue date. Subsequent to the Company’s IPO and during April 2012 all eligible warrants were converted for 21,640 shares of the Company’s common stock and the remainder were canceled.

Common Stock Reserved for Future Issuance

As of July 31, 2012 and 2011, the Company was authorized to issue 500,000,000 and 55,000,000 common shares with a par value of $0.0001 per share, respectively. As of July 31, 2012 and 2011, the Company had reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	July 31, 2012	July 31, 2011
Exercise of stock options to purchase common stock	6,486,641	8,256,678
Vesting of restricted stock units	3,992,177	4,318,996
Issuances of shares available under stock plans	7,655,332	24,666
Conversion of convertible preferred stock	—	25,357,721
Issuances upon exercise of warrants	—	69,529

Total common stock reserved for issuance	18,134,150	38,027,590

Equity Incentive Plans

In February 2007, the Company’s board of directors (“Board”) adopted and the stockholders approved the 2006 Stock Plan (“2006 Plan”) as an amendment and restatement of the stockholder-approved 2002 Stock Option/Stock Issuance Plan, as amended, which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company and under which 14,104,385 shares had been reserved for issuance as of July 31, 2012.

In July 2009, the Board adopted and the stockholders approved the 2009 Stock Plan (“French Plan”). Under the French Plan, 31,000 shares had been reserved for issuance as of July 31, 2012. The number of shares exercised and issued under the French Plan reduced the corresponding number of shares available under the 2006 Plan.

In June 2010, the Board adopted and the stockholders approved the 2010 Restricted Stock Unit Plan (“2010 Plan”). As of July 31, 2012, the Company had reserved 4,591,713 shares of common stock for issuance under the 2010 Plan.

On September 14, 2011, the Board, upon the recommendation of the Compensation Committee of the Board (“Committee”), adopted the 2011 Stock Plan (“2011 Plan”), which was subsequently approved by the Company’s stockholders in January 2012. The 2011 Plan provides flexibility to the Committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company had initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. In addition, the number of shares remaining available for grant under the 2006 Plan and 2010 Plan immediately prior to the closing of the IPO were added to the shares available under the 2011 Plan. The number of shares remaining available for grant under the French Plan expired upon the IPO. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization. With the adoption of the 2011 Plan upon the completion of the Company’s IPO, both option and RSU grants now reduce the 2011 Plan reserve. As of July 31, 2012, the Company had reserved 8,088,539 shares of common stock for issuance under the 2011 Plan.

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

Valuation of Awards

Determining Fair Value of Stock Options

The fair value of the common stock underlying the stock options and restricted stock units granted prior to the IPO have been determined by the Board. Because there had been no public market for the Company’s common stock, the Board had determined the fair value of the common stock at the time of the grant by considering a number of objective and subjective factors including valuations of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by the Board until the Company’s common stock was listed on the New York Stock Exchange upon IPO. Awards granted subsequent to the Company’s IPO reflect the fair value of common stock as of the end of trading on the grant date.

The fair value of each grant of stock options was determined by the Company and the Board using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method—The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company uses the simplified method to determine the expected term for its option grants as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. The Company uses the simplified method to determine its expected term because of its limited history of stock option exercise activity.

Expected Volatility—The expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the options as the Company has limited trading history by which to determine the volatility of its own common stock. Risk-Free Interest Rate— The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.

Expected Dividend—The expected dividend is zero as the Company has never paid dividends and has no expectations to do so.

Forfeiture Rate—The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, the Company may be required to record adjustments to stock-based compensation expense in future periods.

Summary of Assumptions—The fair value of the employee stock options were estimated on the grant dates using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal years ended July 31,
	2012	2011	2010
Expected life (in years)	5.3-6.3	6.03	6.08
Risk-free interest rate	1.2%-1.5%	1.9%	2.7%-3.1%
Expected volatility	44.1%-46.4%	46.1%	50.3%-54.4%
Expected dividend yield	0%	0%	0%

Stock Options and RSUs

Stock option activity under the Company’s equity incentive plans for the periods presented is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Balance as of July 31, 2011	8,256,678	$2.98	6.6	$37,353
Granted	484,515	10.24
Exercised / Released	(2,211,967)	2.31
Cancelled	(42,585)	3.77

Balance as of July 31, 2012	6,486,641	$3.74	6.1	$142,321

Vested and expected to vest as of July 31, 2012	6,411,605	$3.69	6.1	$140,967

Exercisable as of July 31, 2012	6,371,652	$3.65	6.0	$140,215

(1)	Aggregate intrinsic value represents the difference between the Company’s closing stock price of $25.66 on July 31, 2012 and the fair market value per share of common stock of $7.50 as of July 31, 2011 as determined by the Company’s board of directors, against the exercise price of outstanding, in-the-money options.

Stock Options

The options exercisable as of July 31, 2012 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $31.2 million, $2.6 million and $0.7 million for the years ended July 31, 2012, 2011 and 2010, respectively. The weighted average grant date fair value of options granted was $4.51, $3.46 and $2.14 for the years ended July 31, 2012, 2011 and 2010, respectively.

As of July 31, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $2.0 million, which is expected to be recognized over the next 1.1 years.

Additional information regarding options outstanding as of July 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Remaining Contractual Life (Years)	Exercise Price per Share	Number of Options Exercisable	Exercise Price per Share
$ 0.16—0.50	841,050	3.2	$0.41	841,050	$0.41
1.00—2.56	450,649	4	1.60	450,649	1.60
2.74	1,323,425	5	2.74	1,323,425	2.74
3.50	526,851	5.6	3.50	526,851	3.50
3.73	1,498,378	6.7	3.73	1,467,351	3.73
3.92	693,805	7.4	3.92	662,335	3.92
4.50—7.50	671,718	8.6	6.70	637,700	6.75
8.65—10.00	440,000	9.2	9.37	436,041	9.38
11.00	26,250	9.4	11.00	26,250	11.00
35.00	14,515	9.7	35.00	0	—

	6,486,641	6.1	$3.74	6,371,652	$3.65

Stock Option Exchange

In conjunction with the adoption of the 2010 Plan, the Company implemented a stock option exchange program wherein certain individuals were given the opportunity to exchange the stock options granted to them during the year ended July 31, 2010 for RSUs. The Company completed the option exchange program on July 22, 2010. As a result, the Company agreed to exchange options covering an aggregate of 123,800 shares of common stock from 28 eligible participants in exchange for the grant of RSUs. Upon the terms and conditions set forth in the option exchange program, the Company issued RSUs covering an aggregate of 105,231 shares of common stock in exchange for the options surrendered pursuant to the option exchange program. The RSUs are subject to time-based vesting and were subject to a performance condition that was satisfied 180 days after the Company’s IPO, in July 2012.

The option exchange program is considered a modification to the surrendered options, which requires the calculation of incremental compensation cost. The incremental compensation cost is calculated by comparing the fair value of each newly issued RSU to the fair value of the corresponding surrendered option, each of which was calculated as of July 22, 2010 using the Black-Scholes option-pricing model. To the extent the fair value of the newly issued RSUs exceeded the fair value of the surrendered option, there is incremental compensation cost. The total incremental compensation cost resulting from the option exchange program was $196,000.

The Company will continue to amortize previously unrecognized compensation expense related to the original grant date fair value of the surrendered options. The Company has elected to combine both the incremental value and the unamortized original grant date fair value of the surrendered options, the total of which will be recognized as compensation expense over the vesting term of the new RSUs.

RSUs

On March 9, 2011, the Company granted a series of three awards totaling 878,800 performance-based RSUs to its President and Chief Executive Officer. Each of these RSUs is subject to time-based vesting and performance vesting. In addition, each of the RSUs is subject to a separate performance condition, as follows:

•	The RSUs covering 502,200 shares of common stock were subject to satisfaction of an IPO of the Company’s equity securities, which occurred in January 2012;

•

The RSUs covering 251,100 shares of common stock were subject to full and final dismissal or final adjudication of certain specified litigation to the satisfaction of the Board, which occurred in July 2011; and

•	The RSUs covering 125,500 shares of common stock were subject to satisfaction of a pre-established revenue target for fiscal year 2012, which was satisfied upon close of fiscal year 2012.

RSU activity under the Company’s equity incentive plans for the periods presented is as follows:

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2011	4,318,996	$4.70
Granted	1,342,555	13.65
Exercised / Released	(1,480,620)	5.24
Cancelled	(188,754)	8.95

Balance as of July 31, 2012	3,992,177	$8.00

The aggregate intrinsic value of RSUs outstanding as of July 31, 2012, 2011 and 2010 was approximately $102.4 million, $32.4 million and $0.4 million, respectively, and the weighted average per share grant date fair value was $8.00, $4.70 and $3.65, respectively. The fair value of the 1,480,620 RSUs released during the year ended July 31, 2012 was $41.2 million, and no RSUs were released in the prior years’ periods.

As of July 31, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $16.4 million, which is expected to be recognized over the next 1.5 years.

Stock-based Compensation Expenses

Stock-based compensation expenses related to all employee and non-employee stock-based awards is as follows:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
Stock based compensation expenses:
Cost of revenue	$4,120	$1,384	$925
Research and development	3,759	1,372	769
Marketing and sales	2,936	903	755
General and administrative	7,443	3,021	905

Total stock-based compensation expenses	18,258	6,680	3,354
Tax benefit from stock-based compensation	7,137	2,646	—

Total stock-based compensation expenses, net of tax effect	$11,121	$4,034	$3,354

Stock-based compensation for the year ended July 31, 2012 includes a stock compensation expense of $1.2 million related to service performed prior to the IPO for RSUs granted to the Company’s Chief Executive Officer whereby the performance condition for these grants was satisfied upon the Company’s IPO closing, and a $0.9 million related to a change in estimated forfeiture rate upon the IPO event.

7. Income Taxes

The Company’s income before provision for income taxes for the years ended July 31, 2012, 2011 and 2010 is as follows:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
Domestic	$17,033	$1,077	$15,179
International	6,146	7,219	2,539

Income before provision for income taxes	$23,179	$8,296	$17,718

The provision for income taxes consists of the following:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
Current:
U.S. federal	$—	$192	$(49)
State	544	259	786
Foreign	1,522	404	1,462

Total current	2,066	855	2,199
Deferred:
U.S. federal	5,292	(24,322)	—
State	(266)	(3,326)	—
Foreign	887	(469)	—

Total deferred	5,913	(28,117)	—

Total provision for (benefit from) income taxes	$7,979	$(27,262)	$2,199

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 35% during the years ended July 31, 2012, 2011 and 2010 as follows:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
Computed tax expense	$8,113	$2,906	$6,202
Nondeductible items and other	877	475	678
State taxes, net of federal benefit	(841)	477	445
Foreign income taxed at different rates	258	(2,593)	574
Tax credits	(1,356)	(1,330)	—
Change in valuation allowance	928	(27,197)	(5,700)

Total provision for (benefit from) income taxes	$7,979	$(27,262)	$2,199

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
Accruals and reserves	$2,273	$8,307	$2,059
Stock-based compensation	5,645	—	—
Deferred revenues	5,088	2,373	1,676
Property & equipment	153	—	—
State taxes	165	121	238
Net operating loss carryforwards	2,957	12,768	19,432
Tax credits	9,192	6,908	5,694

Total deferred tax assets	25,473	30,477	29,099
Valuation allowance	(2,718)	(1,790)	(28,987)

Net deferred tax assets	22,755	28,687	112
Deferred tax liabilities	(550)	(570)	(112)

Total net deferred tax assets	$22,205	$28,117	$—

As of July 31, 2010, the Company determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets and recorded a valuation allowance for that year. In assessing the realizability of its deferred tax assets as of July 31, 2010 the Company considered the existing negative evidence in the form of cumulative pre-tax losses from operations over the prior three-year period as significant evidence that a valuation allowance was required. During the years ended July 31, 2012 and July 31, 2011, the objective negative evidence in the form of cumulative losses over the prior three years was no longer present and the Company was able to consider positive evidence, including projections for future growth, in its assessment and determined a significant portion of the valuation allowance was not required. A corresponding benefit of $27.2 million was recorded for the year ended July 31, 2011. A valuation allowance of $2.7 million and $1.8 million remained as of July 31, 2012 and July 31, 2011, respectively, for California research and development credits that were not more likely than not realizable.

The Company had net operating loss carryforwards of the following:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
U.S. federal	$46,110	$29,020	$47,925
California	40,021	34,655	35,196
Other states	7,953	3,996	13,687

Total net operating loss carryforwards	$94,084	$67,671	$96,808

The Company had research and development tax credit (“R&D credit”) carryforwards of the following:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
U.S. federal	$6,565	$5,648	$3,320
California	7,558	4,271	3,530

Total R&D credit carryforwards	$14,123	$9,919	$6,850

The U.S. federal and California net operating loss carryforwards will start to expire in 2028 and 2016, respectively. The U.S. federal R&D credit will start to expire in 2023. California R&D tax credits have no expiration.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in federal and California net operating loss carryforwards but not reflected in deferred tax assets for fiscal year 2012 are $43.2 million and $18.9 million, respectively.

Federal and California laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an “ownership change” as defined by Internal Revenue Code Sections 382 and 383. The Company experienced an ownership change in the past that does not materially impact the availability of its net operating losses and tax credits. Nevertheless, should there be an ownership change in the future, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of July 31, 2012, U.S. income taxes were not provided for on the cumulative total of $9.9 million of undistributed earnings from certain foreign subsidiaries. As of July 31, 2012, the unrecognized deferred tax liability for these earnings was approximately $0.8 million.

Unrecognized Tax Benefits

The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
Unrecognized benefit—beginning of period	$2,419	$335	$—
Gross increases (decreases)—prior period tax positions	478	1,436	—
Gross increases (decreases)—current period tax positions	1,040	648	335

Unrecognized benefit—end of period	$3,937	$2,419	$335

During the year ended July 31, 2012, the Company’s unrecognized tax benefits increased by $0.7 million, primarily associated with the Company’s federal and California R&D credits. Accordingly, as of July 31, 2012, the Company had unrecognized tax benefits of $1.6 million, that if recognized, would affect the Company’s effective tax rate.

The Company believes that it is reasonably possible that there will be a significant increase in its unrecognized tax benefits during the next twelve months as a result of the generation of additional R&D credits.

The Company or one of its subsidiaries files income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. If the Company utilizes net operating losses or tax credits in future years, the U.S. federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2012. Substantially all material foreign income tax matters in Australia have been concluded through the year ended July 31, 2007. The Company has been audited in Canada and substantially concluded all material income tax matters through July 31, 2009.

8. Employee 401(k) Plan

The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 25% of their salary up to the statutory prescribed annual limit. In calendar years 2012 and 2011, the Company matched employees’ contributions to the plan by up to $2,000 and $1,000, respectively, per participant per calendar year.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Fiscal years ended July 31,
	2012	2011	2010
	(in thousands)
United States	$127,473	$89,714	$85,680
Canada	35,690	24,632	15,333
Australia	19,619	17,388	7,066
United Kingdom	16,223	17,362	14,190
Other	33,056	23,376	22,422

Total revenues	$232,061	$172,472	$144,691

No other country accounted for more than 10% of revenues during the years ended July 31, 2012, 2011 and 2010.

The following table sets forth the Company’s property and equipment, net by geographic region:

	July 31, 2012	July 31, 2011
	(in thousands)
North America	$11,522	$4,379
Europe	388	56
Asia Pacific	14	20

Total	$11,924	$4,455

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our investor relations website.

We will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2012, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDEWIRE SOFTWARE, INC.

By:	/S/ MARCUS S. RYU
Marcus S. Ryu
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Marcus S. Ryu and Karen Blasing, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARCUS S. RYU Marcus S. Ryu	President, Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2012

/S/ KAREN BLASING Karen Blasing	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2012

/S/ Kenneth W. Branson Kenneth W. Branson	Director	September 25, 2012

/S/ Craig Conway Craig Conway	Director (Executive Chairman)	September 25, 2012

/S/ Neal Dempsey Neal Dempsey	Director	September 25, 2012

/S/ Guy Dubois Guy Dubois	Director	September 25, 2012

/S/ Steven M. Krausz Steven M. Krausz	Director	September 25, 2012

/S/ Craig Ramsey Craig Ramsey	Director	September 25, 2012

/S/ Clifton Thomas Weatherford Clifton Thomas Weatherford	Director	September 25, 2012

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	March 14, 2012

3.2	Amended and Restated Bylaws.	S-1/A	3.6	October 28, 2011

4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	January 9, 2012

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	10.1	October 28, 2011

10.2	2006 Stock Plan and forms of agreements thereunder.	S-1	10.2	September 2, 2011

10.3	2009 Stock Plan and forms of agreements thereunder.	S-1	10.3	September 2, 2011

10.4	2010 Restricted Stock Unit Plan and forms of agreements thereunder.	S-1	10.4	September 2, 2011

10.5	2011 Stock Plan and forms of agreements thereunder.	S-1/A	10.5	December 13, 2011

10.6	Form of Executive Agreement.	S-1/A	10.6	October 28, 2011

10.7	Offer Letter to Jeremy Henrickson dated November 5, 2003.	S-1	10.6	September 2, 2011

10.8	Offer Letter to Alexander C. Naddaff dated November 15, 2002.	S-1	10.7	September 2, 2011

10.9	Offer Letter to John True dated October 22, 2011.	S-1/A	10.9	December 13, 2011

10.10	Sublease between Oracle USA, Inc. and the Registrant dated as of July 2, 2007.	S-1	10.8	September 2, 2011

10.11	Sublease between Oracle USA, Inc. and the Registrant dated as of December 20, 2010.	S-1	10.9	September 2, 2011

10.12	Senior Executive Incentive Bonus Plan.	S-1/A	10.12	December 13, 2011

10.13	Lease Agreement between Parkside Towers, L.P. and the Registrant dated as of December 5, 2011.	S-1/A	10.13	December 13, 2011

21.1	Subsidiaries of the Registrant.	Filed herewith	—	—

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	—

101.INS**	XBRL Instance Document	Filed herewith	— —

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith	— —

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	— —

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	— —

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.