Form 10-Q
period 2012-10-31
Guidewire Software, Inc.
filed 2012-12-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission file number: 001-35394
 ______________________________________________________________
Guidewire Software, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________

Delaware	36-4468504
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1001 E. Hillsdale Blvd., Suite 800 Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

(650) 357-9100
(Registrant’s telephone number, including area code)
 ______________________________________________________________
N/A
(Former name, former address and former fiscal year, if changed since last report)
 ______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On October 31, 2012, the registrant had 55,405,248 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:
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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and our current expectations about future events, which are inherently subject to change and involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

_____________

Unless the context requires otherwise, we are referring to Guidewire Software, Inc. when we use the terms “Guidewire,” the “Company,” “we,” “our” or “us.”

PART I – Financial Information

ITEM 1.	Financial Statements
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2012	July 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,472	$205,718
Restricted cash, current portion	2,121	3,726
Accounts receivable	38,132	32,313
Deferred tax asset, current portion	14,359	13,442
Prepaid expenses and other current assets	6,275	7,266
Total current assets	246,359	262,465
Property and equipment, net	11,535	11,924
Deferred tax asset, net of current portion	9,313	9,313
Other assets	534	545
TOTAL ASSETS	$267,741	$284,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,517	$9,781
Accrued employee compensation	14,695	26,502
Deferred revenues, current portion	41,549	52,947
Other current liabilities	3,942	3,957
Total current liabilities	66,703	93,187
Deferred revenues, net of current portion	2,057	2,569
Other liabilities	5,362	4,529
Total liabilities	74,122	100,285
STOCKHOLDERS’ EQUITY:
Common stock	5	5
Additional paid-in capital	216,850	207,624
Accumulated other comprehensive loss	(512)	(496)
Accumulated deficit	(22,724)	(23,171)
Total stockholders’ equity	193,619	183,962
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$267,741	$284,247
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in thousands except share and per share amounts)

	Three Months Ended October 31,
	2012		2011
Revenues :
License		$20,812		$20,815
Maintenance		9,370		7,106
Services		33,119		24,459
Total revenues		63,301		52,380
Cost of revenues:
License		167		299
Maintenance		1,564		1,266
Services		25,826		17,925
Total cost of revenues		27,557		19,490
Gross profit :
License		20,645		20,516
Maintenance		7,806		5,840
Services		7,293		6,534
Total gross profit		35,744		32,890
Operating expenses:
Research and development		14,764		10,959
Sales and marketing		12,376		7,361
General and administrative		8,666		6,438
Total operating expenses		35,806		24,758
Income (loss) from operations		(62)		8,132
Interest income, net		90		40
Other income (expense), net		141		(316)
Income before provision for (benefit from) income taxes		169		7,856
Provision for (benefit from) income taxes		(278)		3,044
Net income		$447		$4,812
Net income per share:
Basic	$0.01		$0.10
Diluted	$0.01		$0.09
Shares used in computing net income per share:
Basic	54,814,044		14,554,428
Diluted	61,185,270		21,153,440

Comprehensive income:
Foreign currency translation adjustment		(16)		(9)
Total comprehensive income		$431		$4,803
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$447	$4,812
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,100	679
Stock-based compensation	9,784	3,312
Excess tax benefit from exercise of stock options and vesting of RSUs	(114)	—
Deferred tax assets	(917)	2,819
Changes in operating assets and liabilities:
Accounts receivable	(5,847)	(7,749)
Prepaid expenses and other assets	1,016	1,543
Accounts payable	827	644
Accrued employee compensation	(11,604)	(9,000)
Other liabilities	929	(10,366)
Deferred revenues	(11,900)	(13,779)
Net cash used in operating activities	(16,279)	(27,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,810)	(490)
Decrease in restricted cash	1,605	—
Net cash used in investing activities	(3,205)	(490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	3,163	402
Taxes remitted on RSU awards vested	(4,164)	—
Costs paid in connection with public offerings	—	(973)
Excess tax benefit from exercise of stock options and vesting of RSUs	114	—
Net cash used in financing activities	(887)	(571)
Effect of foreign exchange rate changes on cash and cash equivalents	125	(308)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,246)	(28,454)
CASH AND CASH EQUIVALENTS—Beginning of period	205,718	59,625
CASH AND CASH EQUIVALENTS—End of period	$185,472	$31,171
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$681	$455
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities related to property and equipment	$280	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and Summary of Significant Accounting Policies and Estimates
Business
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides Internet-based software platforms for core insurance operations, including underwriting and policy administration, claim management and billing. The Company’s customers include insurance carriers for property and casualty and workers’ compensation insurance. The Company has wholly-owned subsidiaries in Australia, Canada, China, France, Germany, Hong Kong, Ireland, Italy, Japan, Poland and the United Kingdom.
The Company offers a suite of applications to enable core property and casualty (“P&C”) insurance operations comprised of the following products: PolicyCenter, ClaimCenter and BillingCenter. The Company also provides maintenance support and provides professional services to the extent requested by its customers.
Public Offerings
On January 30, 2012, the Company closed its initial public offering (“IPO”) whereby 10,177,500 shares of common stock were sold to the public, including the underwriters’ full exercise of their overallotment option of 1,327,500 shares of common stock, at a price of $13.00 per share. The Company received aggregate proceeds of approximately $123.0 million from the IPO, including the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $3.5 million, including $2.8 million of capitalized costs. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 25,357,721 shares of common stock, and outstanding warrants to purchase 69,529 shares of convertible preferred stock at $5.03 per share were contractually adjusted to purchase 69,529 shares of common stock at $5.03 per share. Subsequent to the Company's IPO and during April 2012 all eligible warrants were converted and the remainder were canceled.
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 . There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended July 31, 2012 included in the Company’s Annual Report on Form 10-K.
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
No customer accounted for 10% or more of the Company’s revenues for the three months ended October 31, 2012. One customer accounted for 13% of the Company's revenues for the three months ended October 31, 2011. The Company had one customer that accounted for 16% of total accounts receivable as of October 31, 2012. The Company had no customers that accounted for 10% of total accounts receivable as of July 31, 2012.
Revenue Recognition
The Company enters into arrangements to deliver multiple products or services (multiple-elements). The Company applies software revenue recognition rules and allocates the total revenues among elements based on vendor-specific objective evidence ("VSOE") of fair value of each element. The Company recognizes revenue on a net basis excluding taxes collected from customers and remitted to government authorities.
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

•
Fees are fixed or determinable. Arrangements where a significant portion of the fee is due beyond 90 days from delivery are not considered to be fixed or determinable. Revenues from such arrangements is recognized as payments become due, assuming all other revenue recognition criteria have been met. Fees from term licenses are generally due in annual or, in certain cases, quarterly, installments over the term of the agreement beginning on the effective date of the license. Accordingly, fees from term licenses are not considered to be fixed or determinable until they become due.

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
The VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those elements when sold separately. VSOE of fair value for maintenance is established using the stated maintenance renewal rate in the customer’s contract. The Company generally enters into term licenses ranging from 3 to 7 years. For term licenses with a duration of one year or less, no VSOE of fair value for maintenance exists. The Company began using stated maintenance renewal rates in customers’ contracts during fiscal year 2008. Prior to that, customers’ contracts did not have stated maintenance renewal rates and the Company was unable to establish VSOE of maintenance. VSOE of fair value for services is established if a substantial majority of historical stand-alone selling prices for a service fall within a narrow price range.
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
When implementation services are sold with a license arrangement, the Company evaluates whether those services are essential to the functionality of the software. Prior to fiscal year 2008, implementation services were determined to be essential to the software because the implementation services were generally not available from other third party vendors. By the beginning of fiscal year 2008, third party vendors were providing implementation services for ClaimCenter and it was concluded that implementation services generally were not essential to the functionality of the ClaimCenter software. By the beginning of fiscal year 2011, third party vendors were providing implementation services for PolicyCenter and BillingCenter and it was concluded that implementation services were no longer essential to the functionality of the PolicyCenter and BillingCenter software.
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
If the Company cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was $3.2 million for the three months ended October 31, 2012, and none for the three months ended October 31, 2011, and for service revenues was $1.7 million for the three months ended October 31, 2012, and none for the three months ended October 31, 2011.
Deferred Revenues
Deferred revenues represent amounts billed to or collected from customers for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenues represents the amount that is expected to be recognized as revenues within one year from the balance sheet date, and the noncurrent portion of deferred revenues represents the amount that is expected to be recognized more than one year from the balance sheet date.. The Company generally invoices fees for licenses and maintenance to its customers in annual or, in certain cases, quarterly installments payable in advance. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.

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
The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statement of income.
Stock-Based Compensation
The Company recognizes compensation expense related to its stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of 4 years, and for those awards granted prior to the Company's IPO, a performance-based condition, which was satisfied 180 days after the Company's IPO. If an employee terminates employment from the Company prior to the occurrence of the performance-based condition, the employee does not forfeit the RSUs to the extent the time-based vesting requirements were satisfied prior to termination. The awards expire 10 years from the grant date. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized using the accelerated multiple option approach over the requisite service period, which is generally the vesting period of the respective awards. Compensation cost for RSUs is generally recognized over the time-based vesting period regardless of the occurrence of the performance-based condition noted above for awards granted prior to IPO, since this condition is not subject to employment.
Net Income per Share
For the three months ended October 31, 2011, the Company’s basic and diluted net income per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in dividends with the common stock (“participating securities”), to compute the net income per share attributable to common stockholders. The Company determined that it had participating securities in the form of noncumulative convertible preferred stock for the periods up to their conversion immediately prior to the closing of the Company’s IPO on January 30, 2012 when all convertible preferred shares were converted to common stock. For the three months ended October 31, 2012, the two-class method did not apply since the convertible preferred shares were not outstanding at any point during the quarterly period.

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
For the three months ended October 31, 2012, the Company calculated basic net income per share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

2.	Fair Value of Financial Instruments
The following table summarizes the Company’s financial instruments measured at fair value on a recurring basis:

	October 31, 2012	July 31, 2012
	(in thousands)
Money market funds	$105,143	$105,107
Certificates of deposit	2,121	3,726
Total	$107,264	$108,833

The Company's cash equivalents and restricted cash are classified as Level I because they are valued on a recurring basis using quoted market prices or actual cash balances.

3.	Balance Sheet Components
Prepaid expenses and other current assets consist of the following:

	October 31, 2012	July 31, 2012
	(in thousands)
Prepaid income taxes	$1,568	$1,437
Other prepaid expenses	2,162	2,623
Other current assets	2,545	3,206
Total	$6,275	$7,266

Property and equipment consist of the following:

	October 31, 2012	July 31, 2012
	(in thousands)
Computer hardware	$7,510	$8,125
Software	3,722	3,599
Furniture and fixtures	2,013	1,854
Leasehold improvements	5,680	5,600
Total property and equipment	18,925	19,178
Less accumulated depreciation and amortization	(7,390)	(7,254)
Property and equipment, net	$11,535	$11,924

As of October 31, 2012 and July 31, 2012, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense.

Accrued employee compensation consists of the following:

	October 31, 2012	July 31, 2012
	(in thousands)
Accrued bonuses	$2,831	$12,718
Accrued commission	1,788	4,068
Accrued vacation	6,047	5,684
Payroll accruals	4,029	4,032
Total	$14,695	$26,502

4.	Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the three months ended October 31, 2012 and 2011:

	Three Months Ended October 31,
	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
Net income	$447	$4,812
Non-cumulative dividends to preferred stockholders	—	(823)
Undistributed earnings allocated to preferred stockholders	—	(2,534)
Net income, basic	447	1,455
Adjustments to net income for dilutive options and restricted stock options	—	358
Net income, diluted	$447	$1,813
Net income per share:
Basic	$0.01	$0.10
Diluted	$0.01	$0.09
Denominator:
Weighted average shares used in computing net income per share:
Basic	54,814,044	14,554,428
Weighted average effect of diluted stock options	4,247,804	3,630,168
Weighted average effect of dilutive restricted stock units	2,123,422	2,937,891
Weighted average effect of dilutive stock warrants (1)	—	30,953
Diluted	61,185,270	21,153,440

(1)
Series C convertible preferred stock warrants were automatically converted to equivalent common stock warrants upon the Company’s IPO on January 24, 2012 and were converted or cancelled as of April 30, 2012.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2012	2011
Stock options to purchase common stock	199,368	510,288
Restricted stock units	195,552	—

5.	Commitments and Contingencies
There has been no material change in the Company's contractual obligations and commitments other than in the ordinary course of business since the Company's fiscal year ended July 31, 2012. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2012 for additional information regarding our contractual obligations.

Leases
The Company leases certain facilities and equipment under operating leases. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its corporate headquarters, located in Foster City, California, for approximately 97,674 square feet of space which commenced on August 1, 2012. In connection with this lease, the Company opened a letter of credit with Silicon Valley Bank for $1.2 million.
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.2 million and $0.9 million during the three months ended October 31, 2012 and 2011, respectively. This expense was reduced by sublease income of $0.3 million for the three months ended October 31, 2011.

Letters of Credit
In addition to the letter of credit noted above, the Company had two and three outstanding letters of credit required by certain customers to secure contractual commitments and prepayments as of October 31, 2012 and July 31, 2012, respectively. The first of these letters of credit is fully secured by cash balances, which we have classified as restricted cash in our consolidated balance sheets as of October 31, 2012 and July 31, 2012, and a secured letter of credit expired in August 2012. In July 2012, we entered into an unsecured letter of credit agreement related to another customer arrangement for PLN 10.0 million (approximately $3.1 million as of October 31, 2012) to secure contractual commitments and prepayments. No amounts were outstanding under our unsecured letters of credit as of October 31, 2012 or July 31, 2012.
Legal Proceedings
In December 2007, Accenture Global Services GmbH and Accenture LLP (collectively, “Accenture”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, or the Delaware Court (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture alleged infringement of U.S. Patent No. 7,013,284, ("the '284 patent"), among others, by the Company’s products; trade-secret misappropriation; and tortious interference with business relations. Accenture sought damages and an injunction. The Company denied Accenture’s claims, and it asserted counterclaims seeking a declaration that the Company's products do not infringe either patent, that the patents are invalid and that the '284 patent is unenforceable. The Company also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation. In March 2011, the USPTO granted a third re-examination against the '284 patent, after having rejected all claims in the '284 patent on two prior re-examinations.
On May 31, 2011, the Delaware Court granted the Company’s motion for summary judgment finding that Accenture’s '284 patent is invalid. In July 2011, Accenture filed an appeal to the Federal Circuit Court of Appeals (the "Appeals Court") of the Delaware Court’s judgment of invalidity of the '284 patent. We believe that the Delaware Court was correct in finding the '284 patent invalid and we intend to vigorously defend the Delaware Court's judgment in the appeal. On August 6, 2012, the oral argument of this appeal was held by the Appeals Court and their ruling is pending. However, at this time, the Company is unable to predict the likelihood of success of Accenture's appeal.

In October 2011, the Company agreed with Accenture to resolve all outstanding patent litigation concerning their respective insurance claims management software. In connection with the settlement, the Company has paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal regarding the validity of its ‘284 patent. If Accenture is successful in its appeal, the Company has agreed to pay them an additional $20.0 million. At any time prior to an initial determination by the appeals court, the Company may instead pay Accenture $15.0 million to discharge this potential obligation. If Accenture is not successful in its appeal, no further payments would be due in connection with the settlement. As part of the settlement, the Company has also agreed to a royalty free cross license of all current patents and patent applications with Accenture. The Company expensed the $10.0 million litigation provision in fiscal year 2011.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of October 31, 2012 and July 31, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the Software License, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-based Compensation
Stock-based Compensation Expenses
Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows:

	Three Months Ended October 31,
	2012	2011
Stock-based compensation expenses:	(in thousands)
Cost of maintenance revenues	$261	$72
Cost of services revenues	2,616	686
Research and development	2,042	845
Marketing and sales	1,651	497
General and administrative	3,214	1,212
Total stock-based compensation expenses	$9,784	$3,312

As of October 31, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of October 31, 2012
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$42,162	1.5
Stock options	4,630	1.2
	$46,792

RSUs

RSU activity under the Company's equity incentive plans for the period presented is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2012	3,992,177	$8.00
Granted	1,154,101	32.25
Released	(362,698)	6.10
Cancelled	(53,375)	14.97
Balance as of October 31, 2012	4,730,205	$13.98

The fair value of RSUs released during the three months ended October 31, 2012 was $11.0 million.
Stock Options

The options exercisable as of October 31, 2012 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $32.9 million and $1.7 million for the three months ended October 31, 2012 and 2011, respectively.

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2012	6,486,641	$3.74	6.1	$142,321
Granted	298,360	32.25
Exercised	(1,212,775)	2.61
Cancelled	(1,875)	4.50
Balance as of October 31, 2012	5,570,351	$5.51	6.2	$140,507
Vested and expected to vest as of October 31, 2012	5,463,490	$5.33	6.2	$138,788
Exercisable as of October 31, 2012	5,160,027	$3.93	6.0	$137,813

(1)
Aggregate intrinsic value represents the difference between the Company's closing stock price of $30.64 and $25.66 on October 31, 2012 and July 31, 2012, respectively, against the exercise price of outstanding, in-the-money options.

Valuation of Awards
The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended October 31,
	2012	2011
Expected life (in years)	5.1 - 6.0	5.9 - 6.0
Risk-free interest rate	0.6% - 0.8%	1.1% - 1.2%
Expected volatility	45.1% - 48.7%	44.5%
Expected dividend yield	—%	—%

Common Stock Reserved for Issuance
As of October 31, 2012 and July 31, 2012, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of October 31, 2012 and July 31, 2012, the Company had reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	October 31, 2012	July 31, 2012
Exercise of stock options to purchase common stock	5,570,351	6,486,641
Vesting of restricted stock units	4,730,205	3,992,177
Issuances of shares available under stock plans	6,384,954	7,655,332
Total common stock reserved for issuance	16,685,510	18,134,150
Equity Incentive Plans
In February 2007, the Company’s board of directors (“Board”) adopted and the stockholders approved the 2006 Stock Plan (“2006 Plan”) as an amendment and restatement of the stockholder-approved 2002 Stock Option/Stock Issuance Plan, as amended, which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company and under which 14,102,510 shares had been reserved for issuance as of October 31, 2012.
In July 2009, the Board adopted and the stockholders approved the 2009 Stock Plan (“French Plan”). Under the French Plan, 31,000 shares had been reserved for issuance as of October 31, 2012. The number of shares exercised and issued under the French Plan reduced the corresponding number of shares available under the 2006 Plan.
In June 2010, the Board adopted and the stockholders approved the 2010 Restricted Stock Unit Plan (“2010 Plan”). As of October 31, 2012, the Company had reserved 4,436,579 shares of common stock for issuance under the 2010 Plan.
On September 14, 2011, the Board, upon the recommendation of the Compensation Committee of the Board (“Committee”), adopted the 2011 Stock Plan (“2011 Plan”), which was subsequently approved by the Company’s stockholders in January 2012. The 2011 Plan provides flexibility to the Committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company had initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. In addition, the number of shares remaining available for grant under the 2006 Plan and 2010 Plan immediately prior to the closing of the IPO were added to the shares available under the 2011 Plan. The number of shares remaining available for grant under the French Plan expired upon the IPO. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization. With the adoption of the 2011 Plan upon the completion of the Company’s IPO, both option and RSU grants now reduce the 2011 Plan reserve. As of October 31, 2012, the Company had reserved 8,245,548 shares of common stock for issuance under the 2011 Plan.
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

7.	Income Taxes
The benefit from income taxes for the three months ended October 31, 2012 was $0.3 million and the provision for income taxes for the three months ended October 31, 2011 was $3.0 million. The change is primarily due to a decrease in profitability in the current period, as well as the benefit from incentive stock option (ISO) tax deduction. The effective tax rate of (164.5)% for the three months ended October 31, 2012 differs from the statutory U.S. federal income tax rate of 35% mainly due to the benefit for the ISO tax deduction discussed above, as well as a decrease in projected worldwide pretax income, permanent differences for stock based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries and foreign tax credits.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of October 31, 2012, U.S. income taxes were not provided for on the cumulative total of $10.4 million undistributed earnings from certain foreign subsidiaries. As of October 31, 2012, the unrecognized deferred tax liability for these earnings was approximately $1.3 million.
During the three months ended October 31, 2012, there has been no change in the unrecognized tax benefits from the beginning of the period. Accordingly, as of October 31, 2012, the Company had unrecognized tax benefits of $1.6 million that, if recognized, would affect the Company’s effective tax rate.

8.	Segment Information
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
The following table sets forth revenues by country based on the billing address of the customer:

	Three Months Ended October 31,
	2012	2011
	(in thousands)
United States	$35,387	$32,399
Canada	10,081	4,616
Australia	4,039	6,666
United Kingdom	5,371	3,231
Other	8,423	5,468
Total revenues	$63,301	$52,380
No other country accounted for more than 10% of revenues during the three months ended October 31, 2012 and 2011.
The following table sets forth the Company’s property and equipment, net by geographic region:

	October 31, 2012	July 31, 2012
	(in thousands)
North America	$11,158	$11,522
Europe	364	388
Asia Pacific	13	14
Total net property and equipment	$11,535	$11,924

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the Risk Factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in July and the associated quarters of those fiscal years. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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

We derive our revenues from licensing our software applications, providing maintenance support and providing professional services to the extent requested by our customers. Our license revenues are primarily generated through annual license fees that recur during the term of our multi-year contracts. These multi-year contracts have an average term of approximately five years and are renewed on an annual or multi-year basis. In certain cases, when required by a customer, we license our software on a perpetual basis. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. We typically invoice our customers annually in advance or, in certain cases, quarterly for both recurring term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and invoice related maintenance fees annually, in advance. Our focus is to encourage recurring term license arrangements instead of perpetual license arrangements, and we have historically experienced seasonal variations in our revenues as a result of increased customer orders in our second and fourth fiscal quarters and subsequent annual fees.

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
We face a number of risks in the execution of our strategy, including reliance on sales to a relatively small number of large customers, variances in the mix amongst our components of revenues, which could result in lower gross margin from services revenues as compared to license and maintenance revenues, and the overall impact of weakening economic conditions on the insurance industry. We believe that our focus on continued product innovation and customer wins and renewals will support the expansion of our license sales and reduce the impact from weakened economic conditions. We sell our core system software primarily through our direct sales force. Our sales cycle for new customers is typically 12 to 24 months and may take longer.
Opportunities, Challenges, & Risks
Since August 2010, our license revenues from new orders and subsequent annual payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal years 2013, 2012 and 2011, our license revenues from existing orders have been recognized under three methods: under the residual method when payment is due and payable from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero gross margin method as we complete customer implementations of our software. During the three months ended October 31, 2012 and 2011, our license revenues accounted for 33% and 40% of our total revenues, and our recurring term license revenues accounted for 33% and 24% of our total revenues, respectively.
Our maintenance revenues are generally recognized annually over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 15% and 14% of our total revenues during the three months ended October 31, 2012 and 2011, respectively.

We charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 52% and 46% of our total revenues during the three months ended October 31, 2012 and 2011, respectively.
We enter into multi-year renewable contracts to license our software and provide technical support and unspecified upgrades to our software as they become available. Regardless of contract length, we typically invoice our customers for annual and, in certain cases, quarterly amounts at the contract signing and at each anniversary date. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance. Further, we expect to recognize our current deferred services revenue into income but do not expect significant deferrals of services revenue in future periods. Deferred license and service revenues related to projects under contract accounting as of October 31, 2012 were $5.1 million and $4.7 million, respectively. Such deferral is in accordance with our Revenue Recognition policy as described in Note 1 to the consolidated financial statements.
We have historically experienced seasonal variations in our revenues as a result of increased customer orders in our second and fourth fiscal quarters and subsequent annual fees. We generally see increased orders in our second fiscal quarter, which is the quarter-ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license fees are invoiced and recognized as revenues during those quarters at contract inception or in the subsequent quarter when the annual license payment is due and in subsequent years upon the anniversary of the contract date. We generally expect these seasonal trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics. Our perpetual license revenues are not consistent from quarter to quarter. We expect that perpetual license revenues recognized in fiscal 2013 will be significantly lower than those recognized in prior periods, due to continued adoption of recurring term licenses.
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
Product implementations, the primary driver of our services revenues, typically last 6 to 24 months and may take longer. No customer accounted for 10% or more of our revenues for the three months ended October 31, 2012 and one customer accounted for 13% of our revenues for the three months ended October 31, 2011. Our ten largest customers accounted for 42% and 51% of our total revenues for the three months ended October 31, 2012 and 2011, respectively. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.
We generated revenues of $63.3 million and $52.4 million in the three months ended October 31, 2012 and 2011, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the United States and Canada as a percentage of total revenues were 28% and 29% in the three months ended October 31, 2012 and 2011, respectively. We generated net income of $0.4 million and $4.8 million in the three months ended October 31, 2012 and 2011, respectively.

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

	Four quarters ended
	10/31/2012	7/31/2012	4/30/2012	1/31/2012	10/31/2011	7/31/2011	4/30/2011	1/31/2011
	(in thousands)
Term license revenues	$83,114	$74,869	$70,165	$70,871	$64,174	$60,541	$54,797	$53,121
Total maintenance revenues	31,802	29,538	27,581	25,412	23,818	21,321	20,188	19,658
Total four-quarter recurring revenues	$114,916	$104,407	$97,746	$96,283	$87,992	$81,862	$74,985	$72,779

Adjusted EBITDA
We define Adjusted EBITDA as net income plus provision for (benefit from) income taxes, other (income) expense, net, interest income, net, depreciation and amortization and stock-based compensation. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $10.8 million and $12.1 million for the three months ended October 31, 2012 and 2011, respectively.
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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended October 31,
	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$447	$4,812
Non-GAAP adjustments:
Provision for (benefit from) income taxes	(278)	3,044
Other (income) expense, net	(141)	316
Interest income, net	(90)	(40)
Depreciation and amortization	1,100	679
Total stock-based compensation	9,784	3,312
Adjusted EBITDA	$10,822	$12,123
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. They were also impacted by the payment of a litigation settlement during the three months ended October 31, 2011. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Operating cash flows were outflows of $16.3 million and $27.1 million for the three months ended October 31, 2012 and 2011, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
Results of Operations
The following tables set forth our results of operations for the periods presented (in thousands, except per share data, and as a percentage of our total revenues) for those periods. The data have been derived from the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on September 25, 2012.

	Three Months Ended October 31,
	2012	2011
Revenues :	(in thousands)
License	$20,812	$20,815
Maintenance	9,370	7,106
Services	33,119	24,459
Total revenues	63,301	52,380
Cost of revenues:
License	167	299
Maintenance	1,564	1,266
Services	25,826	17,925
Total cost of revenues	27,557	19,490
Gross profit :
License	20,645	20,516
Maintenance	7,806	5,840
Services	7,293	6,534
Total gross profit	35,744	32,890
Operating expenses:
Research and development	14,764	10,959
Sales and marketing	12,376	7,361
General and administrative	8,666	6,438
Total operating expenses	35,806	24,758
Income (loss) from operations	(62)	8,132
Interest income, net	90	40
Other income (expense), net	141	(316)
Income before provision for (benefit from) income taxes	169	7,856
Provision for (benefit from) income taxes	(278)	3,044
Net income	$447	$4,812

	Three Months Ended October 31,
	2012	2011
Revenues :
License	33%	40%
Maintenance	15%	14%
Services	52%	46%
Total revenues	100%	100%
Total cost of revenues	44%	37%
Total gross profit	56%	63%
Operating expenses:
Research and development	23%	21%
Sales and marketing	20%	14%
General and administrative	13%	12%
Total operating expenses	56%	47%
Income (loss) from operations	—%	16%
Interest income, net	—%	—%
Other income (expense), net	—%	(1)%
Income before provision for (benefit from) income taxes	—%	15%
Provision for (benefit from) income taxes	(1)%	6%
Net income	1%	9%

Comparison of the Three Months Ended October 31, 2012 and 2011
Revenues
Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended October 31,
	2012		2011
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$20,812	33%	$20,815	40%	$(3)	—%
Maintenance	9,370	15%	7,106	14%	2,264	32%
Services	33,119	52%	24,459	46%	8,660	35%
Total revenues	$63,301	100%	$52,380	100%	$10,921	21%
License Revenues
License revenues were consistent compared to the prior year, primarily driven by increasing term licensing of our core products: PolicyCenter, BillingCenter and ClaimCenter , and increased sales and marketing efforts in the North America and Europe, offset by a decrease in perpetual license revenues in the current quarter.

	Three Months Ended October 31,
	2012		2011
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$20,603	99%	$12,358	59%	$8,245	67%
Perpetual	209	1%	8,457	41%	(8,248)	(98)%
Total license revenues	20,812	100%	$20,815	100%	$(3)	—%
The $8.2 million increase in term license revenues compared to the prior year was primarily driven by $4.4 million of revenues recognized from new orders during the three months ended October 31, 2012 and $3.2million of non-recurring revenues recognized due to obtainment of reliable estimates for one customer, related to prior year orders during the three months ended October 31, 2012. In addition, there was $1.8 million of revenue recognized due to timing of payment for one customer who paid on time in the current period rather than in advance of the due date in the comparable period, partially offset by a decrease of $1.4 million of revenue recognized due to completion of project implementation in prior periods.
The $8.2 million decrease in perpetual license revenues compared to the prior year was primarily driven by new customers' increasingly signing term license agreements since the fiscal quarter ended October 31, 2011.
Our perpetual license revenues are not consistent from quarter to quarter.
Maintenance Revenues
The $2.3 million increase in maintenance revenues compared to the prior year was primarily driven by $1.4 million of revenues recognized due to new orders since the three months ended October 31, 2011 and $0.7 million of revenue recognized upon attainment of the required revenue recognition criteria related to prior year orders during the three months ended October 31, 2012.
Services Revenues
The $8.7 million increase in service revenues compared to the prior year was primarily driven by an additional $5.7 million of revenues related to implementation of our software as well as $1.7 million of non-recurring revenues recognized due to obtainment of reliable estimates for one customer during the three months ended October 31, 2012. An additional $1.0 million in revenues were recognized related to reimbursable travel expenses.

Deferred Revenues

	As of
	October 31, 2012	July 31, 2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$19,596	$25,766	$(6,170)	(24)%
Deferred maintenance revenues	17,159	21,536	(4,377)	(20)%
Deferred services revenues	6,851	8,214	(1,363)	(17)%
Total deferred revenues	$43,606	$55,516	$(11,910)	(21)%
The $6.2 million decrease in deferred license revenues compared to the prior year end was primarily driven by $4.5 million of revenues recognized from existing orders entered into in prior fiscal years where we attained the required revenue recognition criteria, of which $3.2 million was due to obtainment of reliable estimates, during the three months ended October 31, 2012. In addition, $2.0 million of revenues were recognized during the three months ended October 31, 2012related to implementation projects completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE.
The $4.4 million decrease in deferred maintenance revenues compared to the prior year end was primarily driven by $3.7 million of revenues recognized from existing orders in excess of new billings during the three months ended October 31, 2012 and $0.9 million of revenues recognized upon attainment of revenue recognition criteria during the three months ended October 31, 2012. This decrease reflects the seasonal nature of the billing of maintenance revenues.
The $1.4 million decrease in deferred services revenues compared to the prior year end was primarily driven by $1.7 million of revenue recognized upon obtainment of reliable estimates for one customer during the three months ended October 31, 2012 and $1.2 million of revenue recognized related to an implementation project completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE. This decrease was partially offset by $1.8 million of service revenue deferred during the three months ended October 31, 2012 pending receipt of acceptance of service-related deliverables.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit

	Three Months Ended October 31,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$167	$299	$(132)	(44)%
Maintenance	1,564	1,266	298	24%
Services	25,826	17,925	7,901	44%
Total cost of revenues	$27,557	$19,490	$8,067	41%

Includes stock-based compensation of:
Cost of revenues:	$2,877	$758	$2,119

The $8.1 million increase in cost of revenues compared to the prior year was primarily due to an increase of $4.0 million in personnel-related expenses as a result of 115 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $2.1 million increase in stock-based compensation, a $0.8 million increase in billable expenses and third-party consultant costs and a $1.1 million increase in non-billable travel and administrative expenses.

We expect our cost of revenues to increase in absolute dollars in future periods to provide implementation services to our customers.

	Three Months Ended October 31,
	2012		2011		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$20,645	99%	$20,516	99%	$129	1%
Maintenance	7,806	83%	5,840	82%	1,966	34%
Services	7,293	22%	6,534	27%	759	12%
Total gross profit	$35,744	56%	$32,890	63%	$2,854	9%

Gross profit increased by $2.9 million compared to the prior year primarily due to increased revenues during the three months ended October 31, 2012. Services margin decreased to 22% in the three months ended October 31, 2012 from 27% in the three months ended October 31, 2011 primarily due to increases in headcount to support future expected growth. Gross margin decreased to 56% from 63% for the three months ended October 31, 2012 and 2011, respectively, primarily due to a higher proportion of revenues being attributed to services, which have lower margins than license and maintenance revenues.
We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.
Operating Expenses

	Three Months Ended October 31,
	2012		2011
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$14,764	23%	$10,959	21%	$3,805	35%
Sales and marketing	12,376	20%	7,361	14%	5,015	68%
General and administrative	8,666	14%	6,438	12%	2,228	35%
Total operating expenses	$35,806	57%	$24,758	47%	$11,048	45%

Includes stock-based compensation of:
Research and development	$2,042		$845		$1,197
Sales and marketing	1,651		497		1,154
General and administrative	3,214		1,212		2,002
Total	$6,907		$2,554		$4,353
The $11.0 million increase in operating expenses compared to the prior year was primarily driven by increased personnel-related expenses, higher stock-based compensation, travel-related costs and marketing programs and increased operational expenses as a result of hiring 105 additional employees during the last twelve months in these functional areas.
We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.
Research and Development
The $3.8 million increase in research and development expenses compared to the prior year was primarily due to an increase of $1.4 million in personnel-related expenses as a result of 41 additional employees during the last twelve months, a $1.2 million increase in administrative and other professional services expenses and a $1.2 million increase in stock-based compensation.

Sales and Marketing
The $5.0 million increase in sales and marketing expenses compared to the prior year was primarily due to an increase of $2.4 million in personnel-related expenses as a result of 32 additional employees during the last twelve months, a $1.5 million increase in administrative, employee travel costs and marketing programs, and a $1.2 million increase in stock-based compensation.
General and Administrative
The $2.2 million increase in general and administrative expenses compared to the prior year was primarily due to a $2.0 million increase in stock-based compensation, and a $1.0 million increase in personnel-related expenses as a result of 32 additional employees during the last twelve months. These increases were offset by a $0.7 million decrease in administrative expenses and professional services costs, including legal and consultant expenses.
The overall higher costs primarily supported the growth of our business and the increased costs of operating as a public company subsequent to our IPO, completed in January 2012.
Other Income (Expense)

	Three Months Ended October 31,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$90	$40	$50	*
Other income (expense), net	141	(316)	457	*
Total	$231	$(276)	$507	*

*	Not meaningful
Interest Income (Expense), Net
Interest income and interest expense increased by $0.1 million compared to the prior year primarily due to higher interest income on our cash and cash equivalents due to higher cash balances following our IPO and follow-on offering.
Other Income (Expense), Net
Other income (expense) changed to income for the three months ended October 31, 2012 from expense in the comparable period in the prior year, primarily due to currency exchange gains during the three months ended October 31, 2012 compared to currency exchange losses in the same period in fiscal year 2012.
Provision for (Benefit from) Income Taxes
We recognized an income tax benefit of $0.3 million for the three months ended October 31, 2012 compared to an income tax provision of $3.0 million for the three months ended October 31, 2011. The tax benefit recognized in the three months ended October 31, 2012 is primarily due to a decrease in profitability in the current period, as well as the benefit from incentive stock option (ISO) tax deduction. Our effective income tax rate of (164.5)% for the three months ended October 31, 2012 decreased compared to the three months ended October 31, 2011 of 38.75%, which was primarily due to a decrease in projected worldwide pretax income, the benefit from incentive stock option (ISO) tax deduction, permanent differences related to stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and tax credits.

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

Cash flows used in operations were $16.3 million and $27.1 million during the three months ended October 31, 2012 and October 31, 2011, respectively. The three months ended October 31, 2011 included a $10.0 million litigation settlement payment. We had capital expenditures of $4.8 million and $0.5 million for the three months ended October 31, 2012 and 2011, respectively. Our capital expenditures primarily consisted of payments for purchases of computer hardware, software and leasehold improvements. Additionally, cash paid for employee withholding taxes on RSU awards vested was $4.2 million during the three months ended October 31, 2012. As of October 31, 2012 and July 31, 2012, we had $185.5 million and $205.7 million of cash and cash equivalents, respectively, and working capital of $179.7 million and $169.3 million, respectively.
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
As of October 31, 2012, approximately $15.3 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended October 31,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(16,279)	$(27,085)
Net cash used in investing activities	(3,205)	(490)
Net cash used in financing activities	(887)	(571)
Cash Flows from Operating Activities
We experienced negative cash flows from operating activities during the three month periods ended October 31, 2012 and 2011. Cash used in operations decreased $10.8 million in the three months ended October 31, 2012 primarily as a result of a litigation settlement payment made in the three months ended October 31, 2011 which did not recur in the three months ended October 31, 2012. In addition, net income decreased $4.4 million in the current period as described above, stock-based compensation increased $6.5 million due to increases in stock prices and number of awards granted, and deferred tax assets increased $0.9 million in the current period, compared with a decrease in deferred tax assets of $2.8 million in the comparable period of the prior year.
Cash Flows from Investing Activities
Our investing activities consist primarily of capital expenditures to purchase property and equipment and changes in our restricted cash. In the future, we expect we will continue to invest in capital expenditures to support our expanding operations, and will invest portions of our cash and cash equivalents.
During the three months ended October 31, 2012, net cash used in investing activities increased $2.7 million primarily due to $4.4 million of payments made on accruals for capital expenditures from the fourth quarter of fiscal 2012 related to the move to our new corporate headquarters, partially offset by a $1.6 million decrease in restricted cash related to our outstanding letters of credit.

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
During the three months ended October 31, 2012, cash used in financing activities increased by $0.3 million, primarily due to $4.2 million of taxes remitted on vesting of restricted stock units, partially offset by a $2.8 million increase in proceeds from exercise of stock options and a $1.0 million decrease in costs paid in connection with our IPO, which was completed in January 2012.
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

•	Revenue recognition policies;

•	Stock-based compensation; and

•	Income taxes.
There were no significant changes in our critical accounting policies and estimates during the three months ended October 31, 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 25, 2012 for a more complete discussion of our critical accounting policies and estimates.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of October 31, 2012.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and restricted cash as we do not have any short-term investments or outstanding debt as of October 31, 2012 and July 31, 2012. Our cash and cash equivalents and restricted cash as of October 31, 2012 was $187.6 million and consisted primarily of cash, money market funds and certificates of deposit with maturities of up to two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the Canadian dollar, Australian dollar, Euro and British pound. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application. Although we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have entered into one foreign currency hedging contract, but may consider entering into more such contracts in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
In December 2007, Accenture Global Services GmbH and Accenture LLP, a competitor, filed a lawsuit against us in the U.S. District Court for the District of Delaware, or the Delaware Court (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture alleged infringement of U.S. Patent No. 7,013,284, ("the ‘284 patent"), among others, by our products; trade-secret misappropriation; and tortious interference with business relations. Accenture sought damages and an injunction. We denied Accenture’s claims, and we asserted counterclaims seeking a declaration that our products do not infringe the patents, that the patents are invalid and that the ‘284 patent is unenforceable. We also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation. In March 2011, the USPTO granted a third re-examination against the ‘284 patent, after having rejected all claims in the ‘284 patent on two prior re-examinations.
On May 31, 2011, the Delaware Court granted our motion for summary judgment finding that Accenture’s ‘284 patent is invalid. In July 2011, Accenture filed an appeal to the Federal Circuit Court of Appeals (the "Appeals Court") of the Delaware Court’s judgment of invalidity of the ‘284 patent. We believe that the Delaware Court was correct in finding the ‘284 patent invalid and we intend to vigorously defend the Delaware Court’s judgment in the appeal. However, at this time, we are unable to predict the likelihood of success of Accenture’s appeal. On August 6, 2012, the oral argument of the appeal was held by the Appeals Court and their ruling is pending. However, at this time, we are unable to predict the likelihood of success of Accenture's appeal.
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
We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums ("DWP") that will be managed by our solutions. However, in certain circumstances we offer our customers the ability to purchase our products on a perpetual license basis, resulting in an acceleration of revenue recognition. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. For example, we received orders for two perpetual licenses pursuant to which we recognized revenues of $6.9 million in the first fiscal quarter of 2012. As this did not recur, this caused our perpetual license revenues to decrease significantly in the first fiscal quarter of 2013 compared to the first fiscal quarter of 2012. In addition, because we price our products based on the amount of DWP that will be managed by our solutions, license revenues from each customer may fluctuate up or down based upon insurance policies sold by the customer in the preceding year. Seasonal and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which may cause our stock price to decline.
We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business, results of operations and financial condition.
Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a majority of our revenues. In fiscal years 2012 and 2011, our top 10 customers accounted for 35% and 41% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.
Our services revenues produce lower gross margins than our license or maintenance revenues, and an increase in services revenues as a percentage of total revenues could adversely affect our overall gross margins and profitability.
Our services revenues were 45% of total revenues for fiscal years 2012 and 2011. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 19% and 18% for fiscal years 2012 and 2011, respectively, while the gross margin for license revenues was 99% and 98% for the respective periods. An increase in the percentage of total revenues represented by services revenues could reduce our overall gross margins.
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
Some of our customers are large P&C insurance carriers with significant bargaining power in negotiations with us. In fiscal years 2012 and 2011, our top 10 customers accounted for 35% and 41% of our revenues, respectively. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to offset any reductions in our average selling prices or increases in our average costs with increased sales volumes and reduced costs, our results of operations could be harmed.
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
We derive substantially all of our revenues and cash flows from our ClaimCenter, PolicyCenter, BillingCenter and InsuranceSuite products and related services. We expect to continue to derive a substantial portion of our revenues from these products and related services. As such, the market acceptance of these products is critical to our continued success. Historically, we have derived a substantial majority of our revenues from our ClaimCenter product. As of October 31, 2012, 59% of the outstanding licenses for our products contain licenses for our ClaimCenter product. In addition, we continue to invest significant resources in the enhancement and sales of our PolicyCenter product. The failure of PolicyCenter, as well as our integrated InsuranceSuite, to achieve broader market acceptance would result in significant harm to our business, results of operations, financial condition and growth prospects. Demand for our products is affected by a number of factors beyond our control, including the timing of development and release of new products by us and our competitors, technological change, and growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.
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
In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we license our software applications and provide maintenance support and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules and allocate the total revenues among elements based on the objective and reliable evidence of fair value, or vendor-specific objective evidence ("VSOE") of fair value of each element. As we discuss further in Note 1 of Notes to Condensed Consolidated Financial Statements, if we are unable to determine the VSOE of fair value of any undelivered elements, offer certain contractual provisions to our customers, such as delivery of specified functionality, or combine multiple arrangements signed in different periods, then we are required under U.S. generally accepted accounting principles, or U.S. GAAP, to defer additional revenues to future periods. If we are required to defer additional revenues to future periods for a significant portion of our sales, our revenues for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.
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
Our customers are P&C insurance carriers which have experienced, and will likely experience in the future, catastrophe losses that adversely impact their businesses. Catastrophes can be caused by various events, including, amongst others, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornados, explosions, severe weather and fires. Global warming trends may be contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions in our or our customers’ businesses or the economy as a whole. The risks associated with natural disasters and catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events or estimate the amount of loss they will generate. In the event a future catastrophe adversely impacts our current or potential customers, we may be prevented from maintaining and expanding our customer base and from increasing our revenues because such events may cause customers to postpone purchases of new products and professional service engagements or discontinue projects.
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
We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2012 and 2011, 30% and 34% of our revenues were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•	the need to localize our products and licensing programs for international customers;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	weaker protection of intellectual property rights in some countries;

•	multiple and possibly overlapping tax regimes; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.

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
As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), as well as rules subsequently implemented by the Securities and Exchange Commission ("SEC"), and the New York Stock Exchange, impose additional requirements on public companies, including specific corporate governance practices. For example, the listing requirements of the New York Stock Exchange require that we satisfy certain corporate governance requirements relating to independent directors, audit and compensation committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. At the end of fiscal 2013, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and are incurring costs to implement additional internal controls as well as to obtain an independent auditors report on our internal control over financial reporting. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
As of October 31, 2012, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 23.4% of our outstanding common stock, which includes our two largest stockholders, U.S. Venture Partners and Bay Partners, who beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 14.3% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with stockholders who own significant percentages of a company’s outstanding stock. Also, as a result, these stockholders, if they were to act together, may be able to control our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

Date:	December 3, 2012	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Karen Blasing
Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)