Form 10-Q/A
period 2012-10-31
Guidewire Software, Inc.
filed 2012-12-04
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q/A
______________________________________________________________
(Amendment No. 1)
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

EXPLANATORY NOTE
Guidewire Software, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 3, 2012, solely to file Exhibits 31.1 and 31.2, as well as to furnish Exhibit 32.1, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not modify or update any other information set forth in the Quarterly Report on Form 10-Q.

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