Form 10-Q
period 2013-01-31
Guidewire Software, Inc.
filed 2013-03-01
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On January 31, 2013, the registrant had 56,450,245 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2013	July 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,465	$205,718
Restricted cash, current portion	206	3,726
Short-term investments	64,384	—
Accounts receivable	41,779	32,313
Deferred tax asset, current portion	15,430	13,442
Prepaid expenses and other current assets	6,598	7,266
Total current assets	229,862	262,465
Long-term investments	37,394	—
Property and equipment, net	11,608	11,924
Deferred tax asset, net of current portion	9,313	9,313
Other assets	511	545
TOTAL ASSETS	$288,688	$284,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,384	$9,781
Accrued employee compensation	18,808	26,502
Deferred revenues, current portion	43,043	52,947
Other current liabilities	5,848	3,957
Total current liabilities	74,083	93,187
Deferred revenues, net of current portion	2,014	2,569
Other liabilities	5,555	4,529
Total liabilities	81,652	100,285
STOCKHOLDERS’ EQUITY:
Common stock	6	5
Additional paid-in capital	224,730	207,624
Accumulated other comprehensive loss	(477)	(496)
Accumulated deficit	(17,223)	(23,171)
Total stockholders’ equity	207,036	183,962
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,688	$284,247
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in thousands except share and per share amounts)

	Three Months Ended January 31,				Six Months Ended January 31,
	2013		2012		2013		2012
Revenues :
License		$30,752		$25,729		$51,564		$46,544
Maintenance		9,210		6,805		18,580		13,911
Services		32,226		22,563		65,345		47,022
Total revenues		72,188		55,097		135,489		107,477
Cost of revenues:
License		130		234		297		533
Maintenance		1,787		1,197		3,351		2,463
Services		29,471		19,310		55,297		37,235
Total cost of revenues		31,388		20,741		58,945		40,231
Gross profit :
License		30,622		25,495		51,267		46,011
Maintenance		7,423		5,608		15,229		11,448
Services		2,755		3,253		10,048		9,787
Total gross profit		40,800		34,356		76,544		67,246
Operating expenses:
Research and development		15,885		12,162		30,649		23,121
Sales and marketing		12,389		9,198		24,765		16,559
General and administrative		7,445		7,639		16,111		14,077
Total operating expenses		35,719		28,999		71,525		53,757
Income from operations		5,081		5,357		5,019		13,489
Interest income, net		132		73		222		113
Other income (expense), net		23		(319)		164		(635)
Income before provision for (benefit from) income taxes		5,236		5,111		5,405		12,967
Provision for (benefit from) income taxes		(265)		1,420		(543)		4,464
Net income		$5,501		$3,691		$5,948		$8,503
Net income per share:
Basic	$0.10		$0.07		$0.11		$0.17
Diluted	$0.09		$0.06		$0.10		$0.15
Shares used in computing net income per share:
Basic	55,868,308		18,433,369		55,341,176		16,499,660
Diluted	61,706,457		25,610,201		61,452,245		23,387,583

Comprehensive income:
Foreign currency translation adjustment		$14		$(181)		$(2)		$(190)
Unrealized gains on available-for-sale securities		21		—		21		—
Total comprehensive income		$5,536		$3,510		$5,967		$8,313
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,948	$8,503
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,045	1,364
Stock-based compensation	20,158	9,604
Excess tax benefit from exercise of stock options and vesting of RSUs	(186)	—
Deferred tax assets	(2,003)	3,841
Other noncash items affecting net income	83	—
Changes in operating assets and liabilities:
Accounts receivable	(9,514)	(11,565)
Prepaid expenses and other assets	708	(529)
Accounts payable	724	395
Accrued employee compensation	(7,491)	(3,215)
Other liabilities	3,101	(8,756)
Deferred revenues	(10,464)	(11,910)
Net cash provided by (used in) operating activities	3,109	(12,268)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,856)	(1,000)
Purchases of available-for-sale securities	(115,729)	—
Sales of available-for-sale securities	13,889	—
Decrease in restricted cash	3,520	—
Net cash used in investing activities	(104,176)	(1,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	5,631	2,497
Taxes remitted on RSU awards vested	(9,197)	—
Proceeds from issuance of common stock in connection with public offerings, net of underwriting discounts and commission	—	123,046
Costs paid in connection with public offerings	—	(1,689)
Excess tax benefit from exercise of stock options and vesting of RSUs	186	—
Net cash provided by (used in) financing activities	(3,380)	123,854
Effect of foreign exchange rate changes on cash and cash equivalents	194	(578)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(104,253)	110,008
CASH AND CASH EQUIVALENTS—Beginning of period	205,718	59,625
CASH AND CASH EQUIVALENTS—End of period	$101,465	$169,633
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$1
Cash paid for income taxes	$1,564	$1,142
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities related to property and equipment	$255	$—
Unpaid offering costs	$—	$1,149
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$36,500
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
The Company offers a suite of applications to enable core property and casualty (“P&C”) insurance and reinsurance operations comprised of the following products: PolicyCenter, ClaimCenter and BillingCenter. The Company also provides maintenance support and provides professional services to the extent requested by its customers. The Company markets its products and services in the United States and in foreign countries through its direct sales force.
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended July 31, 2012 included in the Company’s Annual Report on Form 10-K.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, fair value of financial instruments and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Fair Value of Financial Instruments
All of our investments are classified as available-for-sale securities. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Our investments are recorded at fair value in our consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities are reported as a component of accumulated other comprehensive income, while realized gains and losses, other-than-temporary impairments, and credit losses are reported as a component of net income.
The carrying values of the Company’s financial instruments, principally cash equivalents, accounts receivable, restricted cash and accounts payable approximated their fair values due to the short period of time to maturity or repayment.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating of either of the following: Moody's of A3 or higher or Standard & Poor's of A- or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”). Restricted cash is held in certificates of deposit pursuant to lease agreements, and, in prior periods, pursuant to secured letter of credit agreements as well.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains its cash, cash equivalents and short-term and long-term investments with high quality financial institutions with investment grade ratings.
No customer accounted for 10% or more of the Company’s revenues for the three and six months ended January 31, 2013 or 2012. The Company had two customers that accounted for 20% of total accounts receivable as of January 31, 2013. The Company had no customers that accounted for 10% or more of total accounts receivable as of July 31, 2012.
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
When implementation services are sold with a license arrangement, the Company evaluates whether those services are essential to the functionality of the software. Prior to fiscal year 2008, implementation services were determined to be essential to the software because the implementation services were generally not available from other third party vendors. By the beginning of fiscal year 2008, third-party vendors were providing implementation services for ClaimCenter and it was concluded that implementation services generally were not essential to the functionality of the ClaimCenter software. By the beginning of fiscal year 2011, third-party vendors were providing implementation services for PolicyCenter and BillingCenter and it was concluded that implementation services were no longer essential to the functionality of the PolicyCenter and BillingCenter software.
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
If the Company cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was nil and $3.2 million for the three and six months ended January 31, 2013, respectively, and $0.8 million for the three and six months ended January 31, 2012, and for service revenues was nil and $1.7 million for the three and six months ended January 31, 2013, respectively, and $0.7 million for the three and six months ended January 31, 2012.
Deferred Revenues
Deferred revenues represent amounts billed to or collected from customers for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenues represents the amount that is expected to be recognized as revenues within one year from the balance sheet date, and the noncurrent portion of deferred revenues represents the amount that is expected to be recognized more than one year from the balance sheet date. The Company generally invoices fees for licenses and maintenance to its customers in annual or, in certain cases, quarterly installments payable in advance. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.

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
Stock-Based Compensation
The Company recognizes compensation expense related to its stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of 4 years, and for those awards granted prior to the Company's IPO, a performance-based condition, which was satisfied 180 days after the Company's IPO. If an employee terminates employment from the Company prior to the occurrence of the performance-based condition, the employee does not forfeit the RSUs to the extent the time-based vesting requirements were satisfied prior to termination. The options expire 10 years from the grant date. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized using the accelerated multiple option approach over the requisite service period, which is generally the vesting period of the respective awards. Compensation cost for RSUs is generally recognized over the time-based vesting period regardless of the occurrence of the performance-based condition noted above for awards granted prior to IPO, since this condition is not subject to employment.
Net Income per Share
For the three and six months ended January 31, 2012, the Company’s basic and diluted net income per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in dividends with the common stock (“participating securities”), to compute the net income per share attributable to common stockholders. The Company determined that it had participating securities in the form of noncumulative convertible preferred stock for the periods up to their conversion immediately prior to the closing of the Company’s IPO on January 30, 2012 when all convertible preferred shares were converted to common stock. For the three and six months ended January 31, 2013, the two-class method did not apply since the convertible preferred shares were not outstanding at any point during the period.

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
For the three and six months ended January 31, 2013, the Company calculated basic net income per share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

2.	Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	January 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$38,049	$7	$—	$38,056
Commercial paper	76,935	15	—	76,950
Corporate bonds	23,142	6	(6)	23,142
U.S. government bonds	4,832	—	—	4,832
Foreign government bonds	802	—	(1)	801
Money market funds	29,936	—	—	29,936
Municipal debt securities	4,390	4	(3)	4,391
Total	$178,086	$32	$(10)	$178,108

	July 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	105,107	—	—	105,107
Certificates of deposit	3,726	—	—	3,726
Total	108,833	—	—	108,833

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of January 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$14,011	$(6)	$—	$—	$14,011	$(6)
Foreign government bonds	801	(1)	—	—	801	(1)
Municipal debt securities	2,097	(3)	—	—	2,097	(3)
Total	$16,909	$(10)	$—	$—	$16,909	$(10)

As of January 31, 2013, the Company had 21 investments in an unrealized loss position. The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. We do not intend to sell, nor do we believe we will need to sell, these securities before we recover the associated unrealized losses. We do not consider any portion of the unrealized losses at January 31, 2013 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the expected maturities of the Company’s available-for-sale securities as of January 31, 2013:

	Expected maturities for the year ending July 31,
	2013	2014	2015	Total
	(in thousands)
U.S. agency securities	$15,829	$7,252	$14,975	$38,056
Commercial paper	69,377	7,573	—	76,950
Corporate bonds	3,505	17,573	2,064	23,142
U.S. government bonds	—	1,006	3,826	4,832
Foreign government bonds	—	801	—	801
Money market funds	29,936	—	—	29,936
Municipal debt securities	—	1,183	3,208	4,391
Total	$118,647	$35,388	$24,073	$178,108

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
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and
Level 3—Unobservable inputs that are supported by little or no market activity, which require the Company to develop its own assumptions.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying value of the Company's accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments and is based on Level 2 inputs.
We base the fair value of our Level 1 financial instruments, which are in active markets, using quoted market prices for identical instruments.

We obtain the fair value of our Level 2 financial instruments, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our professional pricing service gathers observable inputs for all of our fixed income securities from a variety of industry data providers (e.g. large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered and an average price is determined.
We validate the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. Our investment managers use similar techniques to our professional pricing service to derive pricing as described above.
We did not own any Level 3 financial assets or liabilities as of January 31, 2013 or July 31, 2012.

The following tables summarize the Company's financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of January 31, 2013:

	January 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
U.S. agency securities	$—	$6,000	$—	$6,000
Commercial paper	—	40,394	—	40,394
Money market funds	29,936	—	—	29,936
Short-term investments:
U.S. agency securities	—	12,332	—	12,332
Commercial paper	—	36,556	—	36,556
Corporate bonds	—	14,695	—	14,695
Foreign government bonds	—	801	—	801
Long-term investments:
U.S. agency securities	—	19,724	—	19,724
Corporate bonds	—	8,447	—	8,447
U.S. government bonds	—	4,832	—	4,832
Municipal debt securities	—	4,391	—	4,391
Total assets	$29,936	$148,172	$—	$178,108

The following table summarizes the Company's financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of July 31, 2012:

	July 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$105,107	$—	$—	$105,107
Certificates of deposit	3,726	—	—	3,726
Total assets	$108,833	$—	$—	$108,833

3.	Balance Sheet Components
Property and equipment consist of the following:

	January 31, 2013	July 31, 2012
	(in thousands)
Computer hardware	$8,093	$8,125
Software	3,952	3,599
Furniture and fixtures	2,025	1,854
Leasehold improvements	5,692	5,600
Total property and equipment	19,762	19,178
Less accumulated depreciation and amortization	(8,154)	(7,254)
Property and equipment, net	$11,608	$11,924
As of January 31, 2013 and July 31, 2012, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense.

Accrued employee compensation consists of the following:

	January 31, 2013	July 31, 2012
	(in thousands)
Accrued bonuses	$6,000	$12,718
Accrued commission	2,460	4,068
Accrued vacation	5,815	5,684
Payroll accruals	4,533	4,032
Total	$18,808	$26,502

4.	Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the three and six months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012 (2)
	(in thousands, except share and per share amounts)
Numerator:
Net income	$5,501	$3,691	$5,948	$8,503
Non-cumulative dividends to preferred stockholders	—	(751)	—	(1,574)
Undistributed earnings allocated to preferred stockholders	—	(1,642)	—	(4,122)
Net income, basic	5,501	1,298	5,948	2,807
Adjustments to net income for dilutive options and restricted stock options	—	241	—	593
Net income, diluted	$5,501	$1,539	$5,948	$3,400
Net income per share:
Basic	$0.10	$0.07	$0.11	$0.17
Diluted	$0.09	$0.06	$0.10	$0.15
Denominator:
Weighted average shares used in computing net income per share:
Basic	55,868,308	18,433,369	55,341,176	16,499,660
Weighted average effect of diluted stock options	3,668,115	3,565,468	3,958,906	3,597,819
Weighted average effect of dilutive restricted stock units	2,170,034	3,559,165	2,152,163	3,248,528
Weighted average effect of dilutive stock warrants (1)	—	52,199	—	41,576
Diluted	61,706,457	25,610,201	61,452,245	23,387,583

(1)
Series C convertible preferred stock warrants were automatically converted to equivalent common stock warrants upon the Company’s IPO on January 24, 2012 and were converted or cancelled as of April 30, 2012.

(2)	Amounts shown for basic earnings per share during the six month period ended January 31, 2012 are revised for a correction in the net income allocation calculation under the two-class method.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Stock options to purchase common stock	338,712	788,238	269,040	649,263
Restricted stock units	—	—	12,417	—

5.	Commitments and Contingencies
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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.2 million and $2.4 million during the three and six months ended January 31, 2013, respectively, and $1.0 million and $1.9 million for the three and six months ended January 31, 2012, respectively. This expense was reduced by sublease income of $0.3 million and $0.6 million for the three and six months ended January 31, 2012, respectively.

Letters of Credit
In addition to the unsecured letter of credit noted above, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $3.2 million as of January 31, 2013) to secure contractual commitments and prepayments. No amounts were outstanding under our unsecured letters of credit as of January 31, 2013 or July 31, 2012.

The Company had no outstanding secured letters of credit as of January 31, 2013. As of July 31, 2012, the Company had three outstanding letters of credit required by certain customers to secure contractual commitments and prepayments. These letters of credit were fully secured by cash balances, which we classified as restricted cash in our consolidated balance sheets as of July 31, 2012.
Legal Proceedings
In December 2007, Accenture Global Services GmbH and Accenture LLP (collectively, “Accenture”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, (the "Delaware Court") titled Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR. Accenture alleged infringement of U.S. Patent No. 7,013,284, ("the '284 patent"), among others, by the Company’s products; trade-secret misappropriation; and tortious interference with business relations. Accenture sought damages and an injunction. The Company denied Accenture’s claims, and it asserted counterclaims seeking a declaration that the Company's products do not infringe either patent, that the patents are invalid and that the '284 patent is unenforceable. The Company also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation. In March 2011, the USPTO granted a third re-examination against the '284 patent, after having rejected all claims in the '284 patent on two prior re-examinations.
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

In October 2011, the Company agreed with Accenture to resolve all outstanding patent litigation concerning their respective insurance claims management software. In connection with the settlement, the Company has paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal regarding the validity of its ‘284 patent. If Accenture is successful in its appeal, the Company has agreed to pay them an additional $20.0 million. At any time prior to an initial determination by the appeals court, the Company may instead pay Accenture $15.0 million to discharge this potential obligation. If Accenture is not successful in its appeal, no further payments would be due in connection with the settlement. As part of the settlement, the Company also agreed to a royalty free cross license of all then-current patents and patent applications. The Company expensed the $10.0 million litigation provision in fiscal year 2011.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of January 31, 2013 and July 31, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the Software License, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-based Compensation
Stock-based Compensation Expenses
Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013 (1)	2012 (1)
Stock-based compensation expenses:	(in thousands)
Cost of maintenance revenues	$340	$113	$601	$185
Cost of services revenues	3,439	1,055	6,055	1,741
Research and development	2,446	1,258	4,488	2,103
Sales and marketing	1,942	527	3,593	1,024
General and administrative	2,207	3,339	5,421	4,551
Total stock-based compensation expenses	$10,374	$6,292	$20,158	$9,604
(1)    Expenses shown include $1.0 million of expense recognized in 2013 related to the modification of RSUs upon accelerated vesting terms for the retirement of one of the Company's officers, as well as $1.2 million of expense recognized in 2012 related to the satisfaction of performance-based criteria upon successful close of the Company's IPO.

As of January 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of January 31, 2013
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$40,541	1.4
Stock options	4,050	1.2
	$44,591

RSUs

RSU activity under the Company's equity incentive plans for the period presented is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2012	3,992,177	$8.00
Granted	1,454,569	31.67
Released	(835,322)	8.48
Cancelled	(116,641)	16.46
Balance as of January 31, 2013	4,494,783	$15.35

The fair value of RSUs released during the three and six months ended January 31, 2013 was $14.5 million and $25.5 million, respectively.

Stock Options
The options exercisable as of January 31, 2013 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $20.2 million and $8.2 million for the three months ended January 31, 2013 and 2012, respectively, and $53.1 million and $9.9 million for the six months ended January 31, 2013 and 2012, respectively.

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2012	6,486,641	$3.74	6.1	$142,321
Granted	339,912	31.86
Exercised	(1,949,448)	2.88
Cancelled	(35,694)	9.27
Balance as of January 31, 2013	4,841,411	$6.02	6.1	$131,224
Vested and expected to vest as of January 31, 2013	4,754,015	$5.84	6.1	$129,734
Exercisable as of January 31, 2013	4,451,540	$4.25	5.8	$128,523

(1)
Aggregate intrinsic value represents the difference between the Company's closing stock price of $33.12 and $25.66 on January 31, 2013 and July 31, 2012, respectively, against the exercise price of outstanding, in-the-money options.

Valuation of Awards
The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Expected life (in years)	5.5	6.0 - 6.1	5.1 - 6.0	5.9 - 6.1
Risk-free interest rate	0.7%	1.2%	0.6% - 0.8%	1.1% - 1.2%
Expected volatility	47.7%	45.0% - 45.2%	45.1% - 48.7%	44.5% - 45.2%
Expected dividend yield	—%	—%	—%	—%

Common Stock Reserved for Issuance
As of January 31, 2013 and July 31, 2012, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of January 31, 2013 and July 31, 2012, the Company had reserved shares of common stock, on an as-if-converted basis, for issuance as follows:

	January 31, 2013	July 31, 2012
Exercise of stock options to purchase common stock	4,841,411	6,486,641
Vesting of restricted stock units	4,494,783	3,992,177
Issuances of shares available under stock plans	9,107,725	7,655,332
Total common stock reserved for issuance	18,443,919	18,134,150
Equity Incentive Plans
In February 2007, the Company’s board of directors (“Board”) adopted and the stockholders approved the 2006 Stock Plan (“2006 Plan”) as an amendment and restatement of the stockholder-approved 2002 Stock Option/Stock Issuance Plan, as amended, providing for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company and under which 14,074,904 shares had been reserved for issuance as of January 31, 2013.
In July 2009, the Board adopted and the stockholders approved the 2009 Stock Plan (“French Plan”). Under the French Plan, 31,000 shares had been reserved for issuance as of January 31, 2013. The number of shares exercised and issued under the French Plan reduced the corresponding number of shares available under the 2006 Plan.
In June 2010, the Board adopted and the stockholders approved the 2010 Restricted Stock Unit Plan (“2010 Plan”). As of January 31, 2013, the Company had reserved 4,265,637 shares of common stock for issuance under the 2010 Plan.
On September 14, 2011, the Board, upon the recommendation of the Compensation Committee of the Board (“Committee”), adopted the 2011 Stock Plan (“2011 Plan”), which was subsequently approved by the Company’s stockholders in January 2012. The 2011 Plan provides flexibility to the Committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company had initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. In addition, the number of shares remaining available for grant under the 2006 Plan and 2010 Plan immediately prior to the closing of the IPO were added to the shares available under the 2011 Plan. The number of shares remaining available for grant under the French Plan expired upon the IPO. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization. With the adoption of the 2011 Plan upon the completion of the Company’s IPO, both option and RSU grants now reduce the 2011 Plan reserve. As of January 31, 2013, the Company had reserved 11,248,544 shares of common stock for issuance under the 2011 Plan.
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
The benefit from income taxes for the three and six months ended January 31, 2013 was $0.3 million and $0.5 million, respectively. The provision for income taxes for the three and six months ended January 31, 2012 was $1.4 million and $4.5 million, respectively. The changes are primarily due to the reinstatement of federal research and development credits of $1.6 million, the benefit from incentive stock option (ISO) tax deduction, and the decrease in year-to-date income before tax. The effective tax rate of (5.1)% and (10.0)% for the three and six months ended January 31, 2013 differs from the statutory U.S.

federal income tax rate of 35% mainly due to the reasons discussed above, as well as permanent differences for stock based compensation, the impact of state income taxes, and the tax rate differences between the United States and foreign countries and foreign tax credits.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of January 31, 2013, U.S. income taxes were not provided for on the cumulative total of $10.7 million undistributed earnings from certain foreign subsidiaries. As of January 31, 2013, the unrecognized deferred tax liability for these earnings was approximately $0.9 million.
During the six months ended January 31, 2013, unrecognized tax benefits increased $1.6 million from the beginning of the period. Accordingly, as of January 31, 2013, the Company had unrecognized tax benefits of $2.7 million that, if recognized, would affect the Company’s effective tax rate.

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
The following table sets forth revenues by country based on the billing address of the customer:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
United States	$36,823	$30,882	$72,210	$63,281
Canada	10,984	8,359	21,065	12,975
Australia	3,433	3,451	7,472	10,117
United Kingdom	6,708	3,605	12,079	6,836
Other	14,240	8,800	22,663	14,268
Total revenues	$72,188	$55,097	$135,489	$107,477
No other country accounted for more than 10% of revenues during the three and six months ended January 31, 2013 and 2012.
The following table sets forth the Company’s property and equipment, net by geographic region:

	January 31, 2013	July 31, 2012
	(in thousands)
North America	$11,274	$11,522
Europe	322	388
Asia Pacific	12	14
Total net property and equipment	$11,608	$11,924

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of core system software to the global property and casualty ("P&C") insurance and reinsurance industry. Our solutions serve as the transactional systems-of-record for, and enable the key functions of, a P&C insurance carrier’s business: underwriting and policy administration, claims management and billing. Since our inception, our mission has been to empower P&C insurance carriers to transform and improve their businesses by replacing their legacy core systems with our software platform.

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
We face a number of risks in the execution of our strategy, including reliance on sales to a relatively small number of large customers, variances in the mix amongst our components of revenues, possibly resulting in lower gross margin from services revenues as compared to license and maintenance revenues, and the overall impact of weakening economic conditions on the insurance industry. We believe that our focus on continued product innovation and customer wins and renewals will support the expansion of our license sales and reduce the impact from weakened economic conditions. We sell our core system software primarily through our direct sales force. Our sales cycle for new customers is typically 12 to 24 months and may take longer.
Opportunities, Challenges, & Risks
Since August 2010, our license revenues from new orders and subsequent annual payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal years 2013, 2012 and 2011, our license revenues from existing orders have been recognized under three methods: under the residual method upon the earlier of payment being due and payable or cash being received from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero gross margin method as we complete customer implementations of our software. During the three months ended January 31, 2013 and 2012, our license revenues accounted for 42% and 47% of our total revenues, respectively, and our recurring term license revenues accounted for 96% and 77% of our total license revenues, respectively. During the six months ended January 31, 2013 and 2012, our license revenues accounted for 38% and 43% of our total revenues, respectively, and our recurring term license revenues accounted for 97% and 69% of our total license revenues, respectively.

Our maintenance revenues are generally recognized over the committed maintenance term. Our maintenance fees are invoiced annually, typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 13% and 12% of our total revenues during the three months ended January 31, 2013 and 2012, respectively, and 14% and 13% of our total revenues during the six months ended January 31, 2013 and 2012, respectively.
We generally charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 45% and 41% of our total revenues during the three months ended January 31, 2013 and 2012, respectively. Our services revenues accounted for 48% and 44% of our total revenues during the six months ended January 31, 2013 and 2012, respectively.
We enter into multi-year renewable contracts to license our software and provide technical support and unspecified upgrades to our software as they become available. Regardless of contract length, we typically invoice our customers for annual and, in certain cases, quarterly amounts at the contract signing and at each anniversary date. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance. Further, we expect to recognize our current deferred services revenue into income but do not expect significant deferrals of services revenue in future periods. Deferred license and service revenues related to projects under contract accounting as of January 31, 2013 were $4.2 million and $3.4 million, respectively, while deferred license and service revenues as of July 31, 2012 were $10.2 million and $5.6 million, respectively. Such deferral is in accordance with our Revenue Recognition policy as described in Note 1 to the consolidated financial statements.
In October 2012, we announced the introduction of Guidewire LiveTM, a network connecting Guidewire customers to one another, curated external content, and expert tools. Guidewire Live delivers relevant context to P & C insurance professionals based on who they are and the problems they are trying to solve. Guidewire Live is deployed as a cloud-based, instant-on solution that can be used by Guidewire customers within days, without the need for an implementation project. Guidewire Live enables insurers to compare their operational performance versus their peers. While we have incurred expenses to develop and market Guidewire Live, initial revenue expectations for fiscal 2013 are modest.
We have historically experienced seasonal variations in our revenues as a result of increased customer orders in our second and fourth fiscal quarters and subsequent annual fees. We generally see increased orders in our second fiscal quarter, which is the quarter-ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license fees are invoiced and recognized as revenues during those quarters at contract inception or in the subsequent quarter when the annual license payment is due and in subsequent years upon the anniversary of the contract date. We generally expect these seasonal trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics. Our perpetual license revenues are not consistent from quarter to quarter. We expect that perpetual license revenues recognized in fiscal 2013 will be significantly lower than those recognized in prior periods, due to continued adoption of recurring term licenses, and our continued emphasis away from perpetual licenses.
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

•	we may separately negotiate renewals of contracts which may have differing terms and conditions from the original contract; and

•	we may enter into license agreements with other contractual terms that may affect the timing of revenue recognition.
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
Product implementations, the primary driver of our services revenues, typically last 6 to 24 months and may take longer. No customer accounted for 10% or more of our revenues for the three and six months ended January 31, 2013 or 2012. Our ten largest customers accounted for 38% and 42% of our total revenues for the three months ended January 31, 2013 and 2012, respectively, and 35% and 42% of our total revenues for the six months ended January 31, 2013 and 2012, respectively. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.
We generated revenues of $72.2 million and $55.1 million in the three months ended January 31, 2013 and 2012, respectively, and revenues of $135.5 million and $107.5 million in the six months ended January 31, 2013 and 2012, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the United States and Canada as a percentage of total revenues were 34% and 29% in the three months ended January 31, 2013 and 2012, respectively, and 31% and 29% in the six months ended January 31, 2013 and 2012, respectively. We generated net income of $5.5 million and $3.7 million in the three months ended January 31, 2013 and 2012, respectively, and $5.9 million and $8.5 million in the six months ended January 31, 2013 and 2012, respectively.
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

	Four quarters ended
	1/31/2013	10/31/2012	7/31/2012	4/30/2012	1/31/2012	10/31/2011	7/31/2011	4/30/2011
	(in thousands)
Term license revenues	$92,792	$83,114	$74,869	$70,165	$70,871	$64,174	$60,541	$54,797
Total maintenance revenues	34,207	31,802	29,538	27,581	25,412	23,818	21,321	20,188
Total four-quarter recurring revenues	$126,999	$114,916	$104,407	$97,746	$96,283	$87,992	$81,862	$74,985

Adjusted EBITDA
We define Adjusted EBITDA as net income plus provision for (benefit from) income taxes, other (income) expense, net, interest income, net, depreciation and amortization and stock-based compensation. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $16.4 million and $12.3 million for the three months ended January 31, 2013 and 2012, respectively, and $27.2 million and $24.5 million for the six months ended January 31, 2013 and 2012, respectively.
We believe Adjusted EBITDA, a non-GAAP measure, is useful, in addition to other financial measures presented in accordance with GAAP, in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
it is useful to exclude non-cash charges, such as depreciation and amortization, stock-based compensation and one-time charges because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.

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
The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$5,501	$3,691	$5,948	$8,503
Non-GAAP adjustments:
Provision for (benefit from) income taxes	(265)	1,420	(543)	4,464
Other (income) expense, net	(23)	319	(164)	635
Interest income, net	(132)	(73)	(222)	(113)
Depreciation and amortization	945	685	2,045	1,364
Total stock-based compensation	10,374	6,292	20,158	9,604
Adjusted EBITDA	$16,400	$12,334	$27,222	$24,457
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, enabling us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. They were also impacted by the payment of a litigation settlement during the three months ended October 31, 2011. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Operating cash flows were inflows of $3.1 million and outflows of $12.3 million for the six months ended January 31, 2013 and 2012, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Revenues :	(in thousands)
License	$30,752	$25,729	$51,564	$46,544
Maintenance	9,210	6,805	18,580	13,911
Services	32,226	22,563	65,345	47,022
Total revenues	72,188	55,097	135,489	107,477
Cost of revenues:
License	130	234	297	533
Maintenance	1,787	1,197	3,351	2,463
Services	29,471	19,310	55,297	37,235
Total cost of revenues	31,388	20,741	58,945	40,231
Gross profit :
License	30,622	25,495	51,267	46,011
Maintenance	7,423	5,608	15,229	11,448
Services	2,755	3,253	10,048	9,787
Total gross profit	40,800	34,356	76,544	67,246
Operating expenses:
Research and development	15,885	12,162	30,649	23,121
Sales and marketing	12,389	9,198	24,765	16,559
General and administrative	7,445	7,639	16,111	14,077
Total operating expenses	35,719	28,999	71,525	53,757
Income from operations	5,081	5,357	5,019	13,489
Interest income, net	132	73	222	113
Other income (expense), net	23	(319)	164	(635)
Income before provision for (benefit from) income taxes	5,236	5,111	5,405	12,967
Provision for (benefit from) income taxes	(265)	1,420	(543)	4,464
Net income	$5,501	$3,691	$5,948	$8,503

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Revenues :
License	42%	47%	38%	43%
Maintenance	13%	12%	14%	13%
Services	45%	41%	48%	44%
Total revenues	100%	100%	100%	100%
Total cost of revenues	44%	38%	43%	37%
Total gross profit	56%	62%	57%	63%
Operating expenses:
Research and development	22%	22%	23%	22%
Sales and marketing	17%	17%	18%	15%
General and administrative	10%	14%	12%	13%
Total operating expenses	49%	53%	53%	50%
Income from operations	7%	9%	4%	13%
Interest income, net	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	(1)%
Income before provision for (benefit from) income taxes	7%	9%	4%	12%
Provision for (benefit from) income taxes	(1)%	2%	—%	4%
Net income	8%	7%	4%	8%

Comparison of the Three and Six Months Ended January 31, 2013 and 2012
Revenues
Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended January 31,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$30,752	42%	$25,729	47%	$5,023	20%
Maintenance	9,210	13%	6,805	12%	2,405	35%
Services	32,226	45%	22,563	41%	9,663	43%
Total revenues	$72,188	100%	$55,097	100%	$17,091	31%

	Six Months Ended January 31,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$51,564	38%	$46,544	43%	$5,020	11%
Maintenance	18,580	14%	13,911	13%	4,669	34%
Services	65,345	48%	47,022	44%	18,323	39%
Total revenues	$135,489	100%	$107,477	100%	$28,012	26%

License Revenues
The $5.0 million increase in license revenues during each of the three and six months ended January 31, 2013 was primarily driven by increasing term licensing of our core products: PolicyCenter, ClaimCenter and BillingCenter, and increased sales and marketing efforts in Europe and North America, partially offset by a decrease in perpetual license revenues in the current periods.

	Three Months Ended January 31,
	2013		2012
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$29,501	96%	$19,823	77%	$9,678	49%
Perpetual	1,251	4%	5,906	23%	(4,655)	(79)%
Total license revenues	$30,752	100%	$25,729	100%	$5,023	20%

	Six Months Ended January 31,
	2013		2012
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$50,104	97%	$32,182	69%	$17,922	56%
Perpetual	1,460	3%	14,362	31%	(12,902)	(90)%
Total license revenues	$51,564	100%	$46,544	100%	$5,020	11%

The $9.7 million increase in term license revenues during the three month period was primarily driven by $9.2 million of revenues recognized from new orders during the three months ended January 31, 2013 and $1.3 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the three months ended January 31, 2013. In addition, there were $1.7 million of revenues recognized due to early payment and $1.2 million of revenues recognized pursuant to new orders in the prior comparable period for which revenues were recognized in the second half of prior fiscal year. These increases were partially offset by a decrease of $2.5 million of revenues recognized for one customer who paid on time in the current period rather than in advance of the due date in the comparable period and a decrease of $1.0 million of revenues recognized due to completion of project implementation in prior periods.

The $4.7 million decrease in perpetual license revenues during the three month period was primarily driven by new customers' increasingly signing term license agreements in the current quarter.

The $17.9 million increase in term license revenues during the six month period was primarily driven by $13.6 million of revenues recognized from new orders during the six months ended January 31, 2013 and $5.8 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the six months ended January 31, 2013. In addition, there were $3.5 million of revenues recognized due to timing of payment. These increases are partially offset by a decrease of $2.4 million of revenues recognized due to completion of project implementations in prior periods and a decrease of $2.5 million of revenue recognized for one customer due to early payment in the comparable prior period.

The $12.9 million decrease in perpetual license revenues during the six month period was primarily driven by new customers' increasingly signing term license agreements in the current period.

Maintenance Revenues

The $2.4 million increase in maintenance revenues during the three month period was primarily driven by $2.1 million of additional revenues recognized due to new and existing orders since the three months ended January 31, 2012 and $0.4 million of revenue recognized upon attainment of the required revenue recognition criteria related to prior year orders during the three months ended January 31, 2013.

The $4.7 million increase in maintenance revenues during the six month period was primarily driven by $3.5 million of additional revenues recognized from new and existing orders, and $1.1 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the period.

Services Revenues

The $9.7 million increase in service revenues during the three month period was primarily driven by an additional $8.0 million of revenues related to implementation of our software. Included in this is $3.3 million of revenues recognized upon receipt of acceptance of service-related deliverables, and $1.1 million of revenues recognized upon completion of implementation projects continued from prior fiscal years. An additional $1.3 million in revenues were recognized related to training and reimbursable travel costs.

The $18.3 million increase in service revenues during the six month period was primarily driven by an additional $15.4 million of revenues related to implementation of our software. Included in this increase is $1.7 million of revenues recognized when reliable estimates were obtained for one customer during the six months ended January 31, 2013, $3.3 million of revenues recognized upon receipt of acceptance of service-related deliverables and $2.3 million of revenues recognized upon completion of implementation projects continued from prior fiscal years. In addition, $1.7 million of revenues were recognized related to training and $1.2 million in revenues were recognized related to reimbursable travel expenses.
Deferred Revenues

	As of
	January 31, 2013	July 31, 2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$18,948	$25,766	$(6,818)	(26)%
Deferred maintenance revenues	20,833	21,536	(703)	(3)%
Deferred services revenues	5,276	8,214	(2,938)	(36)%
Total deferred revenues	$45,057	$55,516	$(10,459)	(19)%
The $6.8 million decrease in deferred license revenues compared to the prior year end was primarily driven by $5.8 million of revenues recognized from existing orders entered into in prior fiscal years where we attained the required revenue recognition criteria, of which $3.2 million was due to obtainment of reliable estimates during the six months ended January 31, 2013. In addition, $3.4 million of revenues were recognized during the six months ended January 31, 2013 related to implementation projects completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE. This decrease was partially offset by $2.4 million of deferred license billings for new and existing orders during the six months ended January 31, 2013.
The $0.7 million decrease in deferred maintenance revenues compared to the prior year end was primarily driven by $1.1 million of revenues recognized upon attainment of revenue recognition criteria during the six months ended January 31, 2013. This decrease was partially offset by $0.5 million of revenues recognized from existing orders in excess of new billings during the period.
The $2.9 million decrease in deferred services revenues compared to the prior year end was primarily driven by $1.7 million of revenue recognized upon obtainment of reliable estimates for one customer during the six months ended January 31, 2013 and $2.3 million of revenue recognized related to an implementation project completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE. This decrease was partially offset by $1.7 million of service revenue deferred during the six months ended January 31, 2013 pending receipt of acceptance of service-related deliverables.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit

	Three Months Ended January 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$130	$234	$(104)	(44)%
Maintenance	1,787	1,197	590	49%
Services	29,471	19,310	10,161	53%
Total cost of revenues	$31,388	$20,741	$10,647	51%

Includes stock-based compensation of:
Cost of maintenance revenues:	$340	$113	$227
Cost of services revenues:	3,439	1,055	2,384
Total	$3,779	$1,168	$2,611

	Six Months Ended January 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$297	$533	$(236)	(44)%
Maintenance	3,351	2,463	888	36%
Services	55,297	37,235	18,062	49%
Total cost of revenues	$58,945	$40,231	$18,714	47%

Includes stock-based compensation of:
Cost of maintenance revenues:	$601	$185	$416
Cost of services revenues:	6,055	1,741	4,314
Total	$6,656	$1,926	$4,730

The $10.6 million increase in cost of revenues during the three month period was primarily driven by an increase of $3.8 million in personnel-related expenses as a result of 130 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $2.6 million increase in stock-based compensation, a $2.5 million increase in billable expenses and third-party consultant costs and a $1.7 million increase in non-billable travel and administrative expenses.
The $18.7 million increase in cost of revenues during the six month period was primarily driven by an increase of $7.8 million in personnel-related expenses as a result of 130 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $4.7 million increase in stock-based compensation, a $3.3 million increase in billable expenses and third-party consultant costs and a $2.8 million increase in non-billable travel and administrative expenses.
We expect our cost of revenues to increase in absolute dollars in future periods to provide implementation services to our customers.

	Three Months Ended January 31,
	2013		2012		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$30,622	100%	$25,495	99%	$5,127	20%
Maintenance	7,423	81%	5,608	82%	1,815	32%
Services	2,755	9%	3,253	14%	(498)	(15)%
Total gross profit	$40,800	56%	$34,356	62%	$6,444	19%

	Six Months Ended January 31,
	2013		2012		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$51,267	99%	$46,011	99%	$5,256	11%
Maintenance	15,229	82%	11,448	82%	3,781	33%
Services	10,048	15%	9,787	21%	261	3%
Total gross profit	$76,544	57%	$67,246	63%	$9,298	14%

The $6.4 million increase in gross profit during the three month period was primarily due to increased license and maintenance revenues during the three months ended January 31, 2013. Services margin decreased to 9% in the three months ended January 31, 2013 from 14% in the three months ended January 31, 2012 primarily due to 124 additional employees hired during the last twelve months to support future expected growth. Gross margin decreased to 56% from 62% for the three months ended January 31, 2013 and 2012, respectively, primarily due to a higher proportion of revenues being attributed to services, which have lower margins than license and maintenance revenues.
The $9.3 million increase in gross profit during the six month period was primarily due to increased revenues during the six months ended January 31, 2013. Services margins and total gross margins decreased in the six months ended January 31, 2013 primarily due to the same reasons discussed above.
We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.
Operating Expenses

	Three Months Ended January 31,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$15,885	22%	$12,162	22%	$3,723	31%
Sales and marketing	12,389	17%	9,198	17%	3,191	35%
General and administrative	7,445	10%	7,639	14%	(194)	(3)%
Total operating expenses	$35,719	49%	$28,999	53%	$6,720	23%

Includes stock-based compensation of:
Research and development	$2,446		$1,258		$1,188
Sales and marketing	1,942		527		1,415
General and administrative	2,207		3,339		(1,132)
Total	$6,595		$5,124		$1,471

	Six Months Ended January 31,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$30,649	23%	$23,121	22%	$7,528	33%
Sales and marketing	24,765	18%	16,559	15%	8,206	50%
General and administrative	16,111	12%	14,077	13%	2,034	14%
Total operating expenses	$71,525	53%	$53,757	50%	$17,768	33%

Includes stock-based compensation of:
Research and development	$4,488		$2,103		$2,385
Sales and marketing	3,593		1,024		2,569
General and administrative	5,421		4,551		870
Total	$13,502		$7,678		$5,824

The $6.7 million increase in operating expenses during the three month period was primarily driven by an increase of
$3.4 million in personnel-related expenses as a result of 115 additional employees during the last twelve months, a $1.5 million increase in stock-based compensation, an increase of $0.8 million in operational expenses, an increase of $0.6 million in professional services and $0.4 million in non-billable travel costs.

The $17.8 million increase in operating expenses during the six month period was primarily driven by an increase of $8.1 million in personnel-related expenses as a result of 115 additional employees during the last twelve months, a $5.8 million increase in stock-based compensation, an increase of $1.6 million in operational expenses, an increase of $1.3 million in non-billable travel costs and $0.9 million in professional services.

We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $3.7 million increase in research and development expenses during the three month period was primarily due to an increase of $1.6 million in personnel-related expenses as a result of 38 additional employees during the last twelve months, a $1.2 million increase in stock-based compensation and a $1.0 million increase in operational expenses.

The $7.5 million increase in research and development expenses during the six month period was primarily due to an increase of $3.0 million in personnel-related expenses as a result of 38 additional employees during the last twelve months, a $2.4 million increase in stock-based compensation and a $2.2 million increase in operational expenses.

Sales and Marketing

The $3.2 million increase in sales and marketing expenses during the three month period was primarily due to an increase of $1.4 million increase in stock-based compensation, a $0.7 million increase in administrative costs, $0.7 million in personnel-related expenses as a result of 43 additional employees during the last twelve months and a $0.4 million increase in non-billable employee travel costs and marketing programs.

The $8.2 million increase in sales and marketing expenses during the six month period was primarily due to an increase of $3.1 million in personnel-related expenses as a result of 43 additional employees during the last twelve months, $2.6 million increase in stock-based compensation, a $1.3 million increase in non-billable employee travel costs and marketing programs and a $1.2 million increase in administrative costs.

General and Administrative

The $0.2 million decrease in general and administrative expenses during the three month period was primarily due to a $1.1 million decrease in stock-based compensation as the three month period ended January 31, 2012 included $1.2 million of stock-based compensation related to RSUs granted to the Company's Chief Executive Officer whereby the performance condition for these grants was satisfied upon the Company's IPO, as well as a $1.1 million decrease in administrative expenses. These decreases were partially offset by an increase of $1.1 million in personnel-related expenses as a result of 34 additional employees during the last twelve months and a $0.9 million increase in professional services costs, including legal and consultant expenses.

The $2.0 million increase in general and administrative expenses during the six month period was primarily due to $2.1 million increase in personnel-related expenses as a result of 34 additional employees during the last twelve months, a $1.2 million increase in professional services costs and a $0.9 million increase in stock-based compensation. These increases were partially offset by a $2.1 million decrease in administrative expenses.

The overall higher costs primarily supported the growth of our business and the increased costs of operating as a public company subsequent to our IPO, completed in January 2012.
Other Income (Expense)

	Three Months Ended January 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$132	$73	$59	*
Other income (expense), net	23	(319)	342	*
Total	$155	$(246)	$401	*
* Not meaningful

	Six Months Ended January 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$222	$113	$109	*
Other income (expense), net	164	(635)	799	*
Total	$386	$(522)	$908	*
* Not meaningful

Interest Income (Expense), Net

Interest income increased $0.1 million during the three and six months ended January 31, 2013 primarily due to higher interest income on our cash and cash equivalents due to higher cash balances following our IPO and follow-on offering.

Other Income (Expense), Net

Other income (expense) changed to income for the three and six months ended January 31, 2013 from expense in the comparable period in the prior year, primarily due to currency exchange gains on Euro and British Pound transactions during the three months ended January 31, 2013 compared to currency exchange losses on the same currencies in the same period in fiscal year 2012.

Provision for (Benefit from) Income Taxes

We recognized an income tax benefit of $0.3 million and $0.5 million for the three and six month periods ended January 31, 2013, respectively, compared to an income tax provision of $1.4 million and $4.5 million for the three and six month periods ended January 31, 2012, respectively. The changes are primarily due to the reinstatement of federal research and development credits of $1.6 million, the benefit from incentive stock option (ISO) tax deduction, and the decrease in year-to-date income before tax. Our effective income tax rate of (5.1)% and (10.0)% for the three and six months ended January 31, 2013, respectively, decreased compared to the effective tax rates for the three and six months ended January 31, 2012 of 27.8% and 34.4%, respectively, primarily due to the reasons discussed above, as well as permanent differences related to stock-based compensation, the impact of state income taxes, and the tax rate differences between the United States and foreign countries, and tax credits.

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
Cash flows provided by operations were $3.1 million during the six months ended January 31, 2013, and cash flows used in operations were $12.3 million during the six months ended January 31, 2012. The six months ended January 31, 2012 included a $10.0 million litigation settlement payment. We had capital expenditures of $5.9 million and $1.0 million for the six months ended January 31, 2013 and 2012, respectively. Our capital expenditures primarily consisted of payments for purchases of computer hardware, software and leasehold improvements. Additionally, cash paid for employee withholding taxes on RSU awards vested was $9.2 million during the three months ended January 31, 2013. As of January 31, 2013 and July 31, 2012, we had $203.2 million and $205.7 million of cash, cash equivalents and investments, respectively, and working capital of $155.8 million and $169.3 million, respectively.
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
As of January 31, 2013, approximately $17.5 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended January 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$3,109	$(12,268)
Net cash used in investing activities	(104,176)	(1,000)
Net cash provided by (used in) financing activities	(3,380)	123,854
Cash Flows from Operating Activities
We experienced positive cash flows from operating activities during the six months ended January 31, 2013 and negative cash flows from operating activities during the six months ended January 31, 2012. This resulted in a $15.4 million increase in cash flows from operations in the six months ended January 31, 2013 primarily as a result of an increase of $10.6 million in stock-based compensation expenses and a $10.0 million litigation settlement payment made in the three months ended October 31, 2011 which did not recur. These increases are partially offset by an increase in deferred tax assets of $2.0 million in the current period, compared with a decrease in deferred tax assets of $3.8 million in the comparable period of the prior year, as well as a decrease in net income of $2.6 million compared to the comparable period of the prior year.
Cash Flows from Investing Activities
Our investing activities consist primarily of investment of excess cash and cash equivalents into short-term and long-term investments, as well as capital expenditures to purchase property and equipment and changes in our restricted cash.
Cash used in investing activities increased $103.2 million for the six month period ended January 31, 2013 when compared to the comparable period ended January 31, 2012, primarily due to the investment of excess cash into available-for-sale securities, and to a lesser extent, greater capital expenditures during the six months ended January 31, 2013. This increase was partially offset by a $3.5 million decrease in restricted cash related to our outstanding letters of credit.

Cash Flows from Financing Activities
Cash flows from financing activities decreased by $127.2 million for the six month period ended January 31, 2013 when compared to the comparable period ended January 31, 2012. During January 2012, we received $123.0 million in gross proceeds from our initial public offering after deducting broker discounts and commissions. Beginning in July 2012, we used cash to satisfy statutory tax withholding obligations related to the vesting of RSUs held by current and former employees. Additionally, proceeds from stock options exercises increased as employees are exercising more options subsequent to our initial public offering.
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
There were no significant changes in our critical accounting policies and estimates during the six months ended January 31, 2013. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 25, 2012 for a more complete discussion of our critical accounting policies and estimates.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of January 31, 2013.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term and long-term investments as of January 31, 2013 and July 31, 2012. Our cash, cash equivalents and short-term and long-term investments as of January 31, 2013 were $203.2 million and consisted primarily of cash, money market funds, commercial paper, agency debt securities, corporate bonds, U.S. government bonds and municipal debt securities with maturities of up to two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
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
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments in financial instruments, as our investments consist primarily of highly liquid investments purchased with a remaining maturity of two years or less. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

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
In December 2007, Accenture Global Services GmbH and Accenture LLP, a competitor, filed a lawsuit against us in the U.S. District Court for the District of Delaware, (the "Delaware Court") titled Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR. Accenture alleged infringement of U.S. Patent No. 7,013,284, ("the ‘284 patent"), among others, by our products; trade-secret misappropriation; and tortious interference with business relations. Accenture sought damages and an injunction. We denied Accenture’s claims, and we asserted counterclaims seeking a declaration that our products do not infringe the patents, that the patents are invalid and that the ‘284 patent is unenforceable. We also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation. In March 2011, the USPTO granted a third re-examination against the ‘284 patent, after having rejected all claims in the ‘284 patent on two prior re-examinations.
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
In October 2011, we agreed with Accenture to resolve all outstanding patent litigation concerning our respective insurance claims management software. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal regarding the validity of its ‘284 patent. If Accenture is successful in its appeal, we have agreed to pay them an additional $20.0 million. At any time prior to an initial determination by the appeals court, we may instead pay Accenture $15.0 million to discharge this potential obligation. If Accenture is not successful in its appeal, no further payments would be due in connection with the settlement. As part of the settlement, we also agreed to a cross license of all then-current patents and patent applications.
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
Factors that may affect our results of operations include:

•	structure of our licensing contracts;

•	the timing of new orders and revenue recognition for new and prior year orders;

•	seasonal buying patterns of our customers;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers, at comparable prices;

•	our ability to attract new customers, particularly larger customers, in both domestic and international markets;

•	our ability to enter into contracts on favorable terms, including terms related to price, payment timing and product delivery;

•	volatility in the sales of our products and timing of the execution of new and renewal agreements within such periods;

•	commissions expense related to large transactions;

•	the lengthy and variable nature of our product implementation cycles;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing and cost of hiring and retaining personnel and of large expenses such as those for trade shows and third-party professional services;

•	the timing and amount of an additional litigation settlement payment, if any;

•	stock-based compensation expenses, which vary along with changes to our stock price;

•	general domestic and international economic conditions, in the insurance industry in particular;

•	fluctuations in foreign currency exchange rates;

•	future accounting pronouncements or changes in our accounting policies; and

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
Notwithstanding the fact that we generally see increased orders in our second and fourth fiscal quarters, we expect to see additional quarterly revenue fluctuations that may, in some cases, mask or exaggerate the impact of these expected seasonal variations. Our quarterly growth in revenues also may not match up to new orders we receive in a given quarter. This mismatch is primarily due to the following reasons:

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
For example, we received new orders for both term and perpetual licenses in the fourth fiscal quarter of 2011 that committed future product functionality that was delivered in the first fiscal quarter of 2012. As a result, our license revenues in fiscal 2012 were $7.2 million higher than they would have been had the functionality been delivered in the fourth fiscal quarter of 2011.
In addition, our revenue may fluctuate if our customers make an early payment of their annual fees. For example, during the three months ended January 31, 2012, we recognized $2.5 million of revenue upon early payment of annual fees during the three months ended January 31, 2012. These early payments would have been otherwise recognized during the three months ended April 30, 2012.

We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums ("DWP") that will be managed by our solutions. However, in rare circumstances, our customers desire the ability to purchase our products on a perpetual license basis, resulting in an acceleration of revenue recognition. In addition, a few of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. For example, we received orders for two perpetual licenses pursuant to which we recognized revenues of $6.9 million in the first fiscal quarter of 2012. As this did not recur, this caused our perpetual license revenues to decrease significantly in the first fiscal quarter of 2013 compared to the first fiscal quarter of 2012. In addition, because we price our products based on the amount of DWP that will be managed by our solutions, license revenues from each customer may fluctuate up or down based upon insurance policies sold by the customer in the preceding year. Seasonal and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which may cause our stock price to decline.
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
The volume and profitability of our services offerings depend in large part upon:

•	prices charged to our customers;

•	the utilization rate of our services personnel;

•	the complexity of our customers’ information technology environments;

•	our ability to accurately forecast the time and resources required for each implementation project;

•	the resources directed by our customers to their implementation projects;

•	our ability to hire, train and retain qualified services personnel;

•	unexpected difficulty in projects which may require additional efforts on our part without commensurate compensation;

•	our ability to manage appropriate fixed fee arrangements;

•	the extent to which system integrators provide services directly to customers; and

•	our ability to adequately predict customer demand and scale our professional services staff accordingly.
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
In December 2007, we were sued by Accenture, a competitor, in the U.S. District Court for the District of Delaware, (the "Delaware Court"), over our alleged infringement of certain of their intellectual property rights. Two of the three patents that were the subject of these actions were dismissed by agreement of the parties, with prejudice, and the third patent was found invalid by the Delaware Court. Accenture appealed the judgment with respect to the third patent. In addition, we sued Accenture over its alleged infringement of certain of our intellectual property rights and Accenture counterclaimed that we infringe certain of their intellectual property rights. In October 2011, we agreed with Accenture to resolve all outstanding patent litigation concerning our respective insurance claims management software. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal of the Delaware Court’s ruling on the third patent, as referenced above. If Accenture is successful in its appeal, we have agreed to pay them a maximum of an additional $20.0 million. At any time prior to an initial determination by the appeals court, we may instead pay Accenture $15.0 million to discharge this potential obligation. If Accenture is not successful in its appeal, no further payments would be due in connection with the settlement. Our patent litigation with Accenture and the terms of the settlement are further described in “Legal Proceedings” in Item 1 of Part II of this Quarterly Report on Form 10-Q.
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

With our new product, Guidewire Live, we may receive customer data from participants and although we do not seek or desire sensitive customer data that is identifiable as belonging to a specific individual, we may inadvertently receive such data and could be responsible for the privacy and security of such data. Failure to maintain such privacy and security may expose us to significant liability and could harm our business and results of operations.
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
Our success depends on our continued ability to develop, introduce and market new and enhanced versions of our products to meet evolving customer requirements. However, we can provide no assurance that this process can be maintained. If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. We plan to continue our investment in product development in future periods. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. However, we can provide no assurance that revenues will be sufficient to support the future product development that is required for us to be competitive. Although we may be able to release new products in addition to enhancements to existing products, we can provide no assurance that our new or upgraded products will be accepted by the market, will not be delayed or canceled, will not contain errors or “bugs” that could affect the performance of the products or cause damage to users’ data, or will not be rendered obsolete by the introduction of new products or technological developments by others. If we fail to develop products that are competitive in technology and price and fail to meet customer needs, our market share will decline and our business and results of operations could be harmed.
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
Failure to manage our rapid growth effectively could harm our business.
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

ITEM 6.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	8-K	3.1	January 22, 2013
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	March 1, 2013	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Karen Blasing
Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)