Form 10-Q
period 2013-04-30
Guidewire Software, Inc.
filed 2013-06-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On April 30, 2013, the registrant had 57,405,504 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2013	July 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,530	$205,718
Short-term investments	63,591	—
Restricted cash, current	203	3,726
Accounts receivable	48,137	32,313
Deferred tax assets, current	18,199	13,442
Prepaid expenses and other current assets	6,906	7,266
Total current assets	227,566	262,465
Long-term investments	49,471	—
Property and equipment, net	12,348	11,924
Deferred tax assets, noncurrent	9,313	9,313
Other assets	467	545
TOTAL ASSETS	$299,165	$284,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,034	$9,781
Accrued employee compensation	21,101	26,502
Deferred revenues, current	48,439	52,947
Other current liabilities	4,707	3,957
Total current liabilities	81,281	93,187
Deferred revenues, noncurrent	3,022	2,569
Other liabilities	5,388	4,529
Total liabilities	89,691	100,285
STOCKHOLDERS’ EQUITY:
Common stock	6	5
Additional paid-in capital	230,013	207,624
Accumulated other comprehensive loss	(652)	(496)
Accumulated deficit	(19,893)	(23,171)
Total stockholders’ equity	209,474	183,962
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,165	$284,247
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Revenues:
License	$22,918	$21,662	$74,482	$68,206
Maintenance	9,110	7,769	27,690	21,680
Services	36,222	27,564	101,567	74,586
Total revenues	68,250	56,995	203,739	164,472
Cost of revenues:
License	139	150	436	683
Maintenance	2,079	1,310	5,430	3,773
Services	33,774	22,513	89,071	59,748
Total cost of revenues	35,992	23,973	94,937	64,204
Gross profit:
License	22,779	21,512	74,046	67,523
Maintenance	7,031	6,459	22,260	17,907
Services	2,448	5,051	12,496	14,838
Total gross profit	32,258	33,022	108,802	100,268
Operating expenses:
Research and development	16,854	12,986	47,503	36,107
Sales and marketing	11,915	8,409	36,680	24,968
General and administrative	7,851	6,785	23,962	20,862
Total operating expenses	36,620	28,180	108,145	81,937
Income (loss) from operations	(4,362)	4,842	657	18,331
Interest income, net	137	107	359	220
Other income (expense), net	(268)	164	(104)	(471)
Income (loss) before provision for (benefit from) income taxes	(4,493)	5,113	912	18,080
Provision for (benefit from) income taxes	(1,823)	1,964	(2,366)	6,428
Net income (loss)	$(2,670)	$3,149	$3,278	$11,652
Earnings per share:
Basic	$(0.05)	$0.06	$0.06	$0.23
Diluted	$(0.05)	$0.05	$0.05	$0.19
Shares used in computing earnings per share:
Basic	57,017,856	52,519,909	55,887,786	28,351,997
Diluted	57,017,856	60,127,430	61,732,623	34,928,429
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net income (loss)	$(2,670)	$3,149	$3,278	$11,652
Other comprehensive income (loss):
Foreign currency translation adjustment	(214)	13	(215)	(177)
Unrealized gains on available-for-sale securities	38	—	58	—
Other comprehensive income (loss)	(176)	13	(157)	(177)
Comprehensive income (loss)	$(2,846)	$3,162	$3,121	$11,475
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,278	$11,652
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,182	2,147
Stock-based compensation	28,430	13,878
Excess tax benefit from exercise of stock options and vesting of RSUs	(323)	—
Deferred taxes	(4,779)	5,617
Other noncash items affecting net income	272	—
Changes in operating assets and liabilities:
Accounts receivable	(15,949)	(12,397)
Prepaid expenses and other assets	403	(1,505)
Accounts payable	700	(524)
Accrued employee compensation	(5,049)	(28)
Other liabilities	1,959	(8,661)
Deferred revenues	(4,012)	(12,195)
Net cash provided by (used in) operating activities	8,112	(2,016)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(170,513)	—
Sales and maturities of available-for-sale securities	57,256	—
Purchase of property and equipment	(7,061)	(2,118)
Decrease in restricted cash	3,520	2,323
Net cash provided by (used in) investing activities	(116,798)	205
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	7,964	3,676
Taxes remitted on RSU awards vested	(14,695)	—
Proceeds from issuance of common stock in connection with public offerings, net of underwriting discounts and commission	—	143,386
Costs paid in connection with public offerings	—	(2,582)
Excess tax benefit from exercise of stock options and vesting of RSUs	323	—
Net cash provided by (used in) financing activities	(6,408)	144,480
Effect of foreign exchange rate changes on cash and cash equivalents	(94)	(444)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115,188)	142,225
CASH AND CASH EQUIVALENTS—Beginning of period	205,718	59,625
CASH AND CASH EQUIVALENTS—End of period	$90,530	$201,850
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,569	$1,762
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and other liabilities related to property and equipment	$953	$892
Unpaid offering costs	$—	$935
Conversion of convertible preferred stock into common stock upon initial public offering	$—	$36,500
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
Public Offerings
On January 30, 2012, the Company closed its initial public offering (“IPO”) whereby 10,177,500 shares of common stock were sold to the public, including the underwriters’ full exercise of their overallotment option of 1,327,500 shares of common stock, at a price of $13.00 per share. The Company received aggregate proceeds of approximately $123.0 million from the IPO, including the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $3.5 million, including $2.8 million of capitalized costs. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 25,357,721 shares of common stock, and outstanding warrants to purchase 69,529 shares of convertible preferred stock at $5.03 per share were contractually adjusted to purchase 69,529 shares of common stock at $5.03 per share. Subsequent to the Company's IPO and during April 2012 all eligible warrants were converted into shares of common stock and the remainder were canceled.
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
No customer accounted for 10% or more of the Company’s revenues for the three and nine months ended April 30, 2013 or 2012. The Company had one customer that accounted for 12% of total accounts receivable as of April 30, 2013. The Company had no customers that accounted for 10% or more of total accounts receivable as of July 31, 2012.
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
When implementation services are sold with a license arrangement, the Company evaluates whether those services are essential to the functionality of the software. Prior to fiscal year 2008, implementation services were determined to be essential to the software because the implementation services were generally not available from other third party vendors. By the beginning of fiscal year 2008, third-party vendors were providing implementation services for ClaimCenter and it was concluded that implementation services generally were not essential to the functionality of the ClaimCenter software. By the beginning of fiscal year 2011, third-party vendors were providing implementation services for PolicyCenter and BillingCenter and it was concluded that implementation services were generally no longer essential to the functionality of the PolicyCenter and BillingCenter software.
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
When VSOE has been established, however, the Company cannot make reliable estimates of total project implementation and when it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was nil and $3.2 million for the three and nine months ended April 30, 2013, respectively, and $0.1 million and $0.9 million for the three and nine months ended April 30, 2012, respectively, and for service revenues was nil and $1.7 million for the three and nine months ended April 30, 2013, respectively, and $0.2 million and $0.9 million for the three and nine months ended April 30, 2012, respectively.
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
Accounting guidance related to accounting for uncertainties in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. This accounting guidance also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statement of operations.
Stock-Based Compensation
The Company recognizes compensation expense related to its stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of 4 years, and for those awards granted prior to the Company's IPO, a performance-based condition, which was satisfied 180 days after the Company's IPO. If an employee terminates employment from the Company prior to the occurrence of the performance-based condition, the employee does not forfeit the RSUs to the extent the time-based vesting requirements were satisfied prior to termination. The options expire 10 years from the grant date. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized using the accelerated multiple option approach over the requisite service period, which is generally the vesting period of the respective awards. Compensation cost for RSUs is generally recognized over the time-based vesting period regardless of the occurrence of the performance-based condition noted above for awards granted prior to IPO, since this condition is not subject to employment.
Earnings per Share
For the nine months ended April 30, 2012, the Company’s basic and diluted earnings per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in dividends with the common stock (“participating securities”), to compute the earnings per share attributable to common stockholders. The Company determined that it had participating securities in the form of noncumulative convertible preferred stock for the periods up to their conversion immediately prior to the closing of the Company’s IPO on January 30, 2012 when all convertible preferred shares were converted to common stock. For the three and nine months ended April 30,

2013, as well as the three months ended April 30, 2012, the two-class method did not apply since the convertible preferred shares were not outstanding at any point during the period.
The two-class method requires that the Company calculate earnings per share using net income attributable to the common stockholders, which will differ from the Company’s net income. Net income attributable to the common stockholders is generally equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period. The basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and restricted stock units are considered to be common stock equivalents.
For the three and nine months ended April 30, 2013, as well as the three months ended April 30, 2012, the Company calculated basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

2.	Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	April 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$31,120	$21	$—	$31,141
Commercial paper	58,029	17	—	58,046
Corporate bonds	47,831	25	(8)	47,848
Foreign government bonds	790	—	(3)	787
Money market funds	42,021	—	—	42,021
Municipal debt securities	6,189	8	(2)	6,195
Total	$185,980	$71	$(13)	$186,038

	July 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	105,107	—	—	105,107
Certificates of deposit	3,726	—	—	3,726
Total	108,833	—	—	108,833

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of April 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$10,074	$(8)	$—	$—	$10,074	$(8)
Foreign government bonds	787	(3)	—	—	787	(3)
Municipal debt securities	1,098	(2)	—	—	1,098	(2)
Total	$11,959	$(13)	$—	$—	$11,959	$(13)

As of April 30, 2013, the Company had 12 investments in an unrealized loss position. The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. We do not intend to sell, nor do we believe we will need to sell, these securities before we recover the associated unrealized losses. We do not consider any portion of the unrealized losses at April 30, 2013 to be an other-than-temporary impairment, nor do we consider any of the unrealized losses to be credit losses.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of April 30, 2013:

	Expected maturities for the year ending July 31,
	2013	2014	2015	Total
	(in thousands)
U.S. agency securities	$3,608	$8,093	$19,440	$31,141
Commercial paper	46,266	11,780	—	58,046
Corporate bonds	3,501	38,054	6,293	47,848
Foreign government bonds	—	787	—	787
Money market funds	42,021	—	—	42,021
Municipal debt securities	—	1,886	4,309	6,195
Total	$95,396	$60,600	$30,042	$186,038

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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying value of the Company's accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments.
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
We did not have any Level 3 financial assets or liabilities as of April 30, 2013 or July 31, 2012.

The following tables summarize the Company's financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of April 30, 2013:

	April 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
U.S. agency securities	$—	$1,683	$—	$1,683
Commercial paper	—	29,271	—	29,271
Money market funds	42,021	—	—	42,021
Short-term investments:
U.S. agency securities	—	6,466	—	6,466
Commercial paper	—	28,775	—	28,775
Corporate bonds	—	26,378	—	26,378
Foreign government bonds	—	787	—	787
Municipal debt securities	—	1,185	—	1,185
Long-term investments:
U.S. agency securities	—	22,992	—	22,992
Corporate bonds	—	21,470	—	21,470
Municipal debt securities	—	5,010	—	5,010
Total assets	$42,021	$144,017	$—	$186,038

The following table summarizes the Company's financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of July 31, 2012:

	July 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$105,107	$—	$—	$105,107
Certificates of deposit	3,726	—	—	3,726
Total assets	$108,833	$—	$—	$108,833

3.	Balance Sheet Components
Property and equipment consist of the following:

	April 30, 2013	July 31, 2012
	(in thousands)
Computer hardware	$8,581	$8,125
Software	3,976	3,599
Furniture and fixtures	2,459	1,854
Leasehold improvements	6,465	5,600
Total property and equipment	21,481	19,178
Less accumulated depreciation and amortization	(9,133)	(7,254)
Property and equipment, net	$12,348	$11,924
As of April 30, 2013 and July 31, 2012, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense.

Accrued employee compensation consists of the following:

	April 30, 2013	July 31, 2012
	(in thousands)
Accrued bonuses	$9,132	$12,718
Accrued commission	1,209	4,068
Accrued vacation	6,853	5,684
Payroll accruals	3,907	4,032
Total	$21,101	$26,502

4.	Earnings per Share
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and nine months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(2,670)	$3,149	$3,278	$11,652
Non-cumulative dividends to preferred stockholders	—	—	—	(1,574)
Undistributed earnings allocated to preferred stockholders	—	—	—	(3,674)
Net income (loss), basic	(2,670)	3,149	3,278	6,404
Adjustments to net income for dilutive options and restricted stock options	—	—	—	390
Net income (loss), diluted	$(2,670)	$3,149	$3,278	$6,794
Earnings per share:
Basic	$(0.05)	$0.06	$0.06	$0.23
Diluted	$(0.05)	$0.05	$0.05	$0.19
Denominator:
Weighted average shares used in computing earnings per share:
Basic	57,017,856	52,519,909	55,887,786	28,351,997
Weighted average effect of diluted stock options	—	5,310,277	3,659,929	4,168,638
Weighted average effect of dilutive restricted stock units	—	2,260,934	2,184,908	2,367,973
Weighted average effect of dilutive stock warrants (1)	—	36,310	—	39,821
Diluted	57,017,856	60,127,430	61,732,623	34,928,429

(1)
Series C convertible preferred stock warrants were automatically converted to equivalent common stock warrants upon the Company’s IPO on January 24, 2012 and were converted to shares of common stock or cancelled as of April 30, 2012.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Stock options to purchase common stock	4,411,791	5,645	302,144	434,724
Restricted stock units	4,391,477	2,431	46,971	59,276

5.	Commitments and Contingencies
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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.4 million and $3.8 million during the three and nine months ended April 30, 2013, respectively, and $1.6 million and $3.5 million for the three and nine months ended April 30, 2012, respectively. This expense was reduced by sublease income of $0.3 million and $0.9 million for the three and nine months ended April 30, 2012, respectively.

Letters of Credit
In addition to the unsecured letter of credit noted above, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $3.1 million as of April 30, 2013) to secure contractual commitments and prepayments. No amounts were outstanding under our unsecured letters of credit as of April 30, 2013 or July 31, 2012.

The Company had no outstanding secured letters of credit as of April 30, 2013. As of July 31, 2012, the Company had three outstanding letters of credit required by certain customers to secure contractual commitments and prepayments. These letters of credit were fully secured by cash balances, which we classified as restricted cash in our consolidated balance sheets as of July 31, 2012.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of April 30, 2013 and July 31, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the Software License, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-based Compensation
Stock-based Compensation Expenses
Stock-based compensation expenses related to all employee and non-employee stock-based awards was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013 (1)	2012 (2)
Stock-based compensation expenses:	(in thousands)
Cost of maintenance revenues	$313	$86	$914	$271
Cost of services revenues	3,150	907	9,205	2,648
Research and development	2,056	836	6,544	2,939
Sales and marketing	676	905	4,269	1,929
General and administrative	2,077	1,540	7,498	6,091
Total stock-based compensation expenses	$8,272	$4,274	$28,430	$13,878
(1)    Includes $1.0 million of expense related to the modification of RSUs upon accelerated vesting terms for the retirement of one of the Company's officers and $1.0 million reversal of expense related to the termination of one of the Company's executive officers.
(2)     Includes $1.2 million of expense related to the satisfaction of performance-based criteria upon successful close of the Company's IPO.

As of April 30, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of April 30, 2013
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$39,165	1.3
Stock options	3,443	1.1
	$42,608

RSUs

RSU activity under the Company's equity incentive plans for the period presented is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2012	3,992,177	$8.00
Granted	1,697,979	32.44
Released	(1,230,687)	9.30
Cancelled	(296,092)	15.96
Balance as of April 30, 2013	4,163,377	$17.48

The fair value of RSUs released during the three and nine months ended April 30, 2013 was $14.9 million and $40.4 million, respectively.

Stock Options
The options exercisable as of April 30, 2013 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $23.3 million and $10.5 million for the three months ended April 30, 2013 and 2012, respectively, and $76.4 million and $20.3 million for the nine months ended April 30, 2013 and 2012, respectively.

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2012	6,486,641	$3.74	6.1	$142,321
Granted	377,412	32.36
Exercised	(2,653,065)	2.98
Cancelled	(194,445)	10.58
Balance as of April 30, 2013	4,016,543	$6.60	5.9	$134,471
Vested and expected to vest as of April 30, 2013	3,953,905	$6.40	5.8	$133,158
Exercisable as of April 30, 2013	3,628,247	$4.34	5.5	$129,663

(1)
Aggregate intrinsic value represents the difference between the Company's closing stock price of $40.08 and $25.66 on April 30, 2013 and July 31, 2012, respectively, and the exercise price of outstanding, in-the-money options.

Valuation of Awards
The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Expected life (in years)	6.1	5.3	5.1 - 6.1	5.3 - 6.3
Risk-free interest rate	1.2%	1.5%	0.6% - 1.2%	1.2% - 1.5%
Expected volatility	46.9%	46.4%	45.1% - 48.7%	44.1% - 46.4%
Expected dividend yield	—%	—%	—%	—%

Common Stock Reserved for Issuance
As of April 30, 2013 and July 31, 2012, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of April 30, 2013 and July 31, 2012, the Company had reserved shares of common stock for issuance as follows:

	April 30, 2013	July 31, 2012
Exercise of stock options to purchase common stock	4,016,543	6,486,641
Vesting of restricted stock units	4,163,377	3,992,177
Issuances of shares available under stock plans	9,308,740	7,655,332
Total common stock reserved for issuance	17,488,660	18,134,150
Equity Incentive Plans
In February 2007, the Company’s board of directors (“Board”) adopted and the stockholders approved the 2006 Stock Plan (“2006 Plan”) as an amendment and restatement of the stockholder-approved 2002 Stock Option/Stock Issuance Plan, as amended, providing for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company and under which 13,922,216 shares had been reserved for issuance as of April 30, 2013.
In July 2009, the Board adopted and the stockholders approved the 2009 Stock Plan (“French Plan”). Under the French Plan, 31,000 shares had been reserved for issuance as of April 30, 2013. The number of shares exercised and issued under the French Plan reduced the corresponding number of shares available under the 2006 Plan.
In June 2010, the Board adopted and the stockholders approved the 2010 Restricted Stock Unit Plan (“2010 Plan”). As of April 30, 2013, the Company had reserved 4,032,567 shares of common stock for issuance under the 2010 Plan.
On September 14, 2011, the Board, upon the recommendation of the Compensation Committee of the Board (“Committee”), adopted the 2011 Stock Plan (“2011 Plan”), which was subsequently approved by the Company’s stockholders in January 2012. The 2011 Plan provides flexibility to the Committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company had initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. In addition, the number of shares remaining available for grant under the 2006 Plan and 2010 Plan immediately prior to the closing of the IPO were added to the shares available under the 2011 Plan. The number of shares remaining available for grant under the French Plan expired upon the IPO. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization. With the adoption of the 2011 Plan upon the completion of the Company’s IPO, both option and RSU grants now reduce the 2011 Plan reserve. As of April 30, 2013, the Company had reserved 11,634,302 shares of common stock for issuance under the 2011 Plan.
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
The benefit from income taxes for the three and nine months ended April 30, 2013 was $1.8 million and $2.4 million, respectively. The provision for income taxes for the three and nine months ended April 30, 2012 was $2.0 million and $6.4 million, respectively. The changes are primarily due to the reinstatement of federal research and development credits of $1.3 million during the second quarter of fiscal 2013, an increased benefit from incentive stock option (ISO) tax deductions, and the decrease in year-to-date income before tax. The effective tax rate of 40.6% and (259.4)% for the three and nine months ended

April 30, 2013 differs from the statutory U.S. federal income tax rate of 35% mainly due to the reasons discussed above, as well as permanent differences for stock based compensation, the impact of state income taxes, and the tax rate differences between the United States and foreign countries and foreign tax credits.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of April 30, 2013, U.S. income taxes were not provided for on the cumulative total of $12.6 million undistributed earnings from certain foreign subsidiaries. As of April 30, 2013, the unrecognized deferred tax liability for these earnings was approximately $1.1 million.
During the nine months ended April 30, 2013, unrecognized tax benefits increased $1.3 million from the beginning of the period. Accordingly, as of April 30, 2013, the Company had unrecognized tax benefits of $2.9 million that, if recognized, would affect the Company’s effective tax rate.

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
The following table sets forth revenues by country based on the billing address of the customer:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
United States	$37,751	$29,727	$109,961	$93,008
Canada	10,620	12,572	31,685	25,547
Australia	3,141	3,435	10,613	13,552
United Kingdom	5,035	4,734	17,114	11,570
Other	11,703	6,527	34,366	20,795
Total revenues	$68,250	$56,995	$203,739	$164,472
No other country accounted for more than 10% of revenues during the three and nine months ended April 30, 2013 and 2012.
The following table sets forth the Company’s property and equipment, net by geographic region:

	April 30, 2013	July 31, 2012
	(in thousands)
North America	$10,731	$11,522
Europe	1,276	388
Asia Pacific	341	14
Total net property and equipment	$12,348	$11,924

9.	Subsequent Event

On May 10, 2013, the Company purchased all of the outstanding equity interests of Millbrook, Inc., a privately held provider of data management and business intelligence solutions for P&C insurers. Total consideration for the transaction was $18.5 million, consisting of approximately $14.8 million in cash and $3.7 million in RSUs. These RSUs will be subject to time-based vesting. The Company believes that the addition of Millbrook's technology will enable the Company's customers to accelerate replacement of their legacy core systems and to improve management of operational data in their policy, billing, and claims functions. The results of Millbrook's operations from May 10, 2013 to July 31, 2013 will be included in the Company's results for the fourth quarter of fiscal 2013. This transaction will be accounted for as a business combination and preliminary purchase price allocation will be included in the Company's fourth quarter results.

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
Opportunities, Challenges, & Risks
Since August 2010, our license revenues from new orders and subsequent annual payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal years 2013, 2012 and 2011, our license revenues from existing orders have been recognized under three methods: under the residual method upon the earlier of payment being due and payable or cash being received from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero gross margin method as we complete customer implementations of our software. During the three months ended April 30, 2013 and 2012, our license revenues accounted for 34% and 38% of our total revenues, respectively, and our recurring term license revenues accounted for 78% and 71% of our total license revenues, respectively. During the nine months ended April 30, 2013 and 2012, our license revenues accounted for 36% and 42% of our total revenues, respectively, and our recurring term license revenues accounted for 91% and 70% of our total license revenues, respectively.

Our maintenance revenues are generally recognized over the committed maintenance term. Our maintenance fees are invoiced annually, typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 13% of our total revenues during the three months ended April 30, 2013 and 2012, respectively, and 14% and 13% of our total revenues during the nine months ended April 30, 2013 and 2012, respectively.
We generally charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 53% and 49% of our total revenues during the three months ended April 30, 2013 and 2012, respectively. Our services revenues accounted for 50% and 45% of our total revenues during the nine months ended April 30, 2013 and 2012, respectively.
We enter into multi-year renewable contracts to license our software and provide technical support and unspecified upgrades to our software as they become available. Regardless of contract length, we typically invoice our customers for annual and, in certain cases, quarterly amounts at the contract signing and at each anniversary date. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance. Further, we expect to recognize our current deferred services revenue into income but do not expect significant deferrals of services revenue in future periods. Deferred license and service revenues related to projects under contract accounting as of April 30, 2013 were $2.2 million and $1.8 million, respectively, while deferred license and service revenues as of July 31, 2012 were $10.2 million and $5.6 million, respectively. Such deferral is in accordance with our Revenue Recognition policy as described in Note 1 to the consolidated financial statements.
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
Product implementations, the primary driver of our services revenues, typically last 6 to 24 months and may take longer. No customer accounted for 10% or more of our revenues for the three and nine months ended April 30, 2013 or 2012. Our ten largest customers accounted for 39% and 40% of our total revenues for the three months ended April 30, 2013 and 2012, respectively, and 34% and 37% of our total revenues for the nine months ended April 30, 2013 and 2012, respectively. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.
We generated revenues of $68.3 million and $57.0 million in the three months ended April 30, 2013 and 2012, respectively, and revenues of $203.7 million and $164.5 million in the nine months ended April 30, 2013 and 2012, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the United States and Canada as a percentage of total revenues were 29% and 26% in the three months ended April 30, 2013 and 2012, respectively, and 30% and 28% in the nine months ended April 30, 2013 and 2012, respectively. We generated net loss of $2.7 million and net income of $3.1 million in the three months ended April 30, 2013 and 2012, respectively, and net income of $3.3 million and $11.7 million in the nine months ended April 30, 2013 and 2012, respectively.
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

	Four quarters ended
	4/30/2013	1/31/2013	10/31/2012	7/31/2012	4/30/2012	1/31/2012	10/31/2011	7/31/2011
	(in thousands)
Term license revenues	$95,303	$92,792	$83,114	$74,869	$70,165	$70,871	$64,174	$60,541
Total maintenance revenues	35,548	34,207	31,802	29,538	27,581	25,412	23,818	21,321
Total four-quarter recurring revenues	$130,851	$126,999	$114,916	$104,407	$97,746	$96,283	$87,992	$81,862

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) plus provision for (benefit from) income taxes, other (income) expense, net, interest income, net, depreciation and amortization and stock-based compensation. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $5.0 million and $9.9 million for the three months ended April 30, 2013 and 2012, respectively, and $32.3 million and $34.4 million for the nine months ended April 30, 2013 and 2012, respectively.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(2,670)	$3,149	$3,278	$11,652
Non-GAAP adjustments:
Provision for (benefit from) income taxes	(1,823)	1,964	(2,366)	6,428
Other (income) expense, net	268	(164)	104	471
Interest income, net	(137)	(107)	(359)	(220)
Depreciation and amortization	1,137	784	3,182	2,147
Total stock-based compensation	8,272	4,274	28,430	13,878
Adjusted EBITDA	$5,047	$9,900	$32,269	$34,356
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, enabling us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. They were also impacted by the payment of a litigation settlement during the three months ended October 31, 2011. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Operating cash flows were inflows of $8.1 million and outflows of $2.0 million for the nine months ended April 30, 2013 and 2012, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Revenues:	(in thousands)
License	$22,918	$21,662	$74,482	$68,206
Maintenance	9,110	7,769	27,690	21,680
Services	36,222	27,564	101,567	74,586
Total revenues	68,250	56,995	203,739	164,472
Cost of revenues:
License	139	150	436	683
Maintenance	2,079	1,310	5,430	3,773
Services	33,774	22,513	89,071	59,748
Total cost of revenues	35,992	23,973	94,937	64,204
Gross profit:
License	22,779	21,512	74,046	67,523
Maintenance	7,031	6,459	22,260	17,907
Services	2,448	5,051	12,496	14,838
Total gross profit	32,258	33,022	108,802	100,268
Operating expenses:
Research and development	16,854	12,986	47,503	36,107
Sales and marketing	11,915	8,409	36,680	24,968
General and administrative	7,851	6,785	23,962	20,862
Total operating expenses	36,620	28,180	108,145	81,937
Income (loss) from operations	(4,362)	4,842	657	18,331
Interest income, net	137	107	359	220
Other income (expense), net	(268)	164	(104)	(471)
Income (loss) before provision for (benefit from) income taxes	(4,493)	5,113	912	18,080
Provision for (benefit from) income taxes	(1,823)	1,964	(2,366)	6,428
Net income (loss)	$(2,670)	$3,149	$3,278	$11,652

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Revenues:
License	34%	38%	36%	42%
Maintenance	13%	13%	14%	13%
Services	53%	49%	50%	45%
Total revenues	100%	100%	100%	100%
Total cost of revenues	52%	42%	47%	39%
Total gross profit	48%	58%	53%	61%
Operating expenses:
Research and development	25%	23%	23%	22%
Sales and marketing	17%	15%	18%	15%
General and administrative	12%	12%	12%	13%
Total operating expenses	54%	50%	53%	50%
Income (loss) from operations	(6)%	8%	—%	11%
Interest income, net	—%	—%	1%	—%
Other income (expense), net	(1)%	—%	—%	—%
Income (loss) before provision for (benefit from) income taxes	(7)%	8%	1%	11%
Provision for (benefit from) income taxes	(3)%	3%	(1)%	4%
Net income (loss)	(4)%	5%	2%	7%

Comparison of the Three and Nine Months Ended April 30, 2013 and 2012
Revenues
Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended April 30,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$22,918	34%	$21,662	38%	$1,256	6%
Maintenance	9,110	13%	7,769	13%	1,341	17%
Services	36,222	53%	27,564	49%	8,658	31%
Total revenues	$68,250	100%	$56,995	100%	$11,255	20%

	Nine Months Ended April 30,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$74,482	36%	$68,206	42%	$6,276	9%
Maintenance	27,690	14%	21,680	13%	6,010	28%
Services	101,567	50%	74,586	45%	26,981	36%
Total revenues	$203,739	100%	$164,472	100%	$39,267	24%

License Revenues
The $1.3 million increase in license revenues during the three months ended April 30, 2013 was primarily driven by increasing term licensing of PolicyCenter in the current period, and increased sales and marketing efforts in North America, partially offset by a decrease in perpetual license revenues in the current period.
The $6.3 million increase in license revenues during the nine months ended April 30, 2013 was primarily driven by increasing term licensing of our core products: PolicyCenter, BillingCenter, and ClaimCenter, and increased sales and marketing efforts in Europe and North America. These increases are partially offset by a decrease in perpetual license revenues in the current periods.

	Three Months Ended April 30,
	2013		2012
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$17,877	78%	$15,366	71%	$2,511	16%
Perpetual	5,041	22%	6,296	29%	(1,255)	(20)%
Total license revenues	$22,918	100%	$21,662	100%	$1,256	6%

	Nine Months Ended April 30,
	2013		2012
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$67,981	91%	$47,547	70%	$20,434	43%
Perpetual	6,501	9%	20,659	30%	(14,158)	(69)%
Total license revenues	$74,482	100%	$68,206	100%	$6,276	9%

The $2.5 million increase in term license revenues during the three month period was primarily driven by $4.3 million of revenues recognized from new orders during the three months ended April 30, 2013. These increases were partially offset by a decrease of $1.4 million of revenues due to timing of payment and a decrease of $1.1 million of revenues recognized for one customer that exercised a perpetual buyout option in the current period.

The $1.3 million decrease in perpetual license revenues during the three month period was primarily driven by new customers' increasingly signing term license agreements in the current period. This decrease was net of a $1.8 million increase in revenues for one customer who exercised a perpetual buyout option in the current period.

The $20.4 million increase in term license revenues during the nine month period was primarily driven by $17.9 million of revenues recognized from new orders during the nine months ended April 30, 2013 and $5.8 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the nine months ended April 30, 2013. These increases are partially offset by a decrease of $2.4 million of revenues recognized due to completion of project implementations in prior periods, and a decrease of $1.1 million of revenues recognized for one customer who exercised a perpetual buyout option in the current period.

The $14.2 million decrease in perpetual license revenues during the nine month period was primarily driven by new customers' increasingly signing term license agreements in the current period. This decrease was net of a $1.8 million increase in revenues for one customer who exercised a perpetual buyout option in the current period.

Maintenance Revenues

The $1.3 million increase in maintenance revenues during the three month period was primarily driven by revenues recognized due to new and existing orders since the three months ended April 30, 2012.

The $6.0 million increase in maintenance revenues during the nine month period was primarily driven by $4.8 million of additional revenues recognized from new and existing orders, and $1.1 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the period.

Services Revenues

The $8.7 million increase in service revenues during the three month period was primarily driven by an additional $7.7 million of revenues related to implementation of our software. Included in this is $0.9 million of revenues recognized upon completion of implementation projects continued from prior fiscal years. In addition, $0.9 million in revenues were recognized related to training and reimbursable travel costs.

The $27.0 million increase in service revenues during the nine month period was primarily driven by an additional $23.1 million of revenues related to implementation of our software. Included in this increase is $1.7 million of revenues recognized when reliable estimates were obtained for one customer during the nine months ended April 30, 2013, $3.3 million of revenues recognized upon receipt of acceptance of service-related deliverables and $3.2 million of revenues recognized upon completion of implementation projects continued from prior fiscal years. In addition, $1.9 million of revenues were recognized related to training and $1.8 million in revenues were recognized related to reimbursable travel expenses.
Deferred Revenues

	As of
	April 30, 2013	July 31, 2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$25,576	$25,766	$(190)	(1)%
Deferred maintenance revenues	21,574	21,536	38	—%
Deferred services revenues	4,311	8,214	(3,903)	(48)%
Total deferred revenues	$51,461	$55,516	$(4,055)	(7)%
The $0.2 million decrease in deferred license revenues compared to the prior year end was primarily driven by $5.8 million of revenues recognized from existing orders entered into in prior fiscal years where we attained the required revenue recognition criteria, of which $3.2 million was due to obtainment of reliable estimates during the nine months ended April 30, 2013. In addition, $4.5 million of revenues were recognized during the nine months ended April 30, 2013 related to implementation projects completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE. This decrease was partially offset by $5.8 million of deferred license billings for new deals, including $0.9 million deferred due to lack of attainment of revenue recognition criteria and $4.2 million of deferred license billings from existing orders that were not due as of April 30, 2013.
The $3.9 million decrease in deferred services revenues compared to the prior year end was primarily driven by $1.7 million of revenue recognized upon obtainment of reliable estimates for one customer during the nine months ended April 30, 2013 and $3.3 million of revenues recognized related to an implementation project completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE. This decrease was partially offset by $1.1 million of services revenues deferred during the nine months ended April 30, 2013 pending receipt of acceptance of service-related deliverables and $0.4 million of services revenues which were deferred due to lack of attainment of revenue recognition during the nine months ended April 30, 2013.
Included in our deferred revenues as of April 30, 2013 is $1.5 million of deferred revenue for one customer that is subject to refund in the event of nonperformance of certain project implementation milestones. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit

	Three Months Ended April 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$139	$150	$(11)	(7)%
Maintenance	2,079	1,310	769	59%
Services	33,774	22,513	11,261	50%
Total cost of revenues	$35,992	$23,973	$12,019	50%

Includes stock-based compensation of:
Cost of maintenance revenues:	$313	$86	$227
Cost of services revenues:	3,150	907	2,243
Total	$3,463	$993	$2,470

	Nine Months Ended April 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$436	$683	$(247)	(36)%
Maintenance	5,430	3,773	1,657	44%
Services	89,071	59,748	29,323	49%
Total cost of revenues	$94,937	$64,204	$30,733	48%

Includes stock-based compensation of:
Cost of maintenance revenues:	$914	$271	$643
Cost of services revenues:	9,205	2,648	6,557
Total	$10,119	$2,919	$7,200

The $12.0 million increase in cost of revenues during the three month period was primarily driven by an increase of $5.1 million in personnel-related expenses as a result of 146 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $2.5 million increase in stock-based compensation, a $2.9 million increase in third-party consultant costs and billable expenses and a $1.5 million increase in administrative expenses and non-billable travel.
The $30.7 million increase in cost of revenues during the nine month period was primarily driven by an increase of $12.9 million in personnel-related expenses as a result of 146 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $7.2 million increase in stock-based compensation, a $6.3 million increase in third-party consultant costs and billable expenses and a $4.3 million increase in administrative expenses and non-billable travel.
We expect our cost of revenues to increase in absolute dollars in future periods to provide implementation services to our customers.

	Three Months Ended April 30,
	2013		2012		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$22,779	99%	$21,512	99%	$1,267	6%
Maintenance	7,031	77%	6,459	83%	572	9%
Services	2,448	7%	5,051	18%	(2,603)	(52)%
Total gross profit	$32,258	48%	$33,022	58%	$(764)	(2)%

	Nine Months Ended April 30,
	2013		2012		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$74,046	99%	$67,523	99%	$6,523	10%
Maintenance	22,260	80%	17,907	83%	4,353	24%
Services	12,496	12%	14,838	20%	(2,342)	(16)%
Total gross profit	$108,802	53%	$100,268	61%	$8,534	9%

The $0.8 million decrease in gross profit during the three month period was primarily due to increased revenues during the three months ended April 30, 2013, offset by increases in costs of maintenance and services revenues. Services margin decreased to 7% in the three months ended April 30, 2013 from 18% in the three months ended April 30, 2012 primarily due to 134 additional employees hired during the last twelve months to support expected growth. Gross margin decreased to 48% from 58% for the three months ended April 30, 2013 and 2012, respectively, primarily due to a higher proportion of revenues being attributed to services, which have lower margins than license and maintenance revenues.
The $8.5 million increase in gross profit during the nine month period was primarily due to increased revenues during the nine months ended April 30, 2013. Services margins and total gross margins decreased in the nine months ended April 30, 2013 primarily due to the same reasons discussed above.
We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.
Operating Expenses

	Three Months Ended April 30,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$16,854	25%	$12,986	23%	$3,868	30%
Sales and marketing	11,915	17%	8,409	15%	3,506	42%
General and administrative	7,851	12%	6,785	12%	1,066	16%
Total operating expenses	$36,620	54%	$28,180	50%	$8,440	30%

Includes stock-based compensation of:
Research and development	$2,056		$836		$1,220
Sales and marketing	676		905		(229)
General and administrative	2,077		1,540		537
Total	$4,809		$3,281		$1,528

	Nine Months Ended April 30,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$47,503	23%	$36,107	22%	$11,396	32%
Sales and marketing	36,680	18%	24,968	15%	11,712	47%
General and administrative	23,962	12%	20,862	13%	3,100	15%
Total operating expenses	$108,145	53%	$81,937	50%	$26,208	32%

Includes stock-based compensation of:
Research and development	$6,544		$2,939		$3,605
Sales and marketing	4,269		1,929		2,340
General and administrative	7,498		6,091		1,407
Total	$18,311		$10,959		$7,352

The $8.4 million increase in operating expenses during the three month period was primarily driven by an increase of
$5.2 million in personnel-related expenses as a result of 120 additional employees during the last twelve months, a $1.5 million increase in stock-based compensation, an increase of $0.8 million in operational expenses, an increase of $0.2 million in professional services and $0.7 million in non-billable travel costs.

The $26.2 million increase in operating expenses during the nine month period was primarily driven by an increase of $13.3 million in personnel-related expenses as a result of 120 additional employees during the last twelve months, a $7.4 million increase in stock-based compensation, an increase of $2.4 million in operational expenses, an increase of $2.0 million in non-billable travel costs and $1.2 million in professional services.

We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $3.9 million increase in research and development expenses during the three month period was primarily due to an increase of $1.9 million in personnel-related expenses as a result of 43 additional employees during the last twelve months, a $1.2 million increase in stock-based compensation and a $0.8 million increase in operational expenses.

The $11.4 million increase in research and development expenses during the nine month period was primarily due to an increase of $4.9 million in personnel-related expenses as a result of 43 additional employees during the last twelve months, a $3.6 million increase in stock-based compensation and a $3.3 million increase in operational expenses.

Sales and Marketing

The $3.5 million increase in sales and marketing expenses during the three month period was primarily due to an increase of $2.2 million in personnel-related expenses as a result of 48 additional employees during the last twelve months, a $0.8 million increase in operational expenses, and a $0.7 million increase in non-billable employee travel costs and marketing programs. These increases were partially offset by a decrease of $0.2 million in stock-based compensation, as we recognized a $1.0 million reversal of previously recognized stock-based compensation expense upon termination of an executive officer.

The $11.7 million increase in sales and marketing expenses during the nine month period was primarily due to an increase of $5.3 million in personnel-related expenses as a result of 48 additional employees during the last twelve months, $2.3 million increase in stock-based compensation, a $2.1 million increase in non-billable employee travel costs and marketing programs and a $2.0 million increase in operational expenses.

General and Administrative

The $1.1 million increase in general and administrative expenses during the three month period was primarily due to an increase of $1.1 million in personnel-related expenses as a result of 29 additional employees during the last twelve months, an increase of $0.5 million in stock-based compensation, and a $0.3 million increase in professional services costs, including legal and consultant expenses. These increases were offset by a $0.8 million decrease in operational costs.

The $3.1 million increase in general and administrative expenses during the nine month period was primarily due to $3.1 million increase in personnel-related expenses as a result of 29 additional employees during the last twelve months, a $1.4 million increase in stock-based compensation, and a $1.4 million increase in professional services costs. These increases were offset by a decrease of $2.9 million in operational costs.

The overall higher costs primarily supported the growth of our business and the increased costs of operating as a public company subsequent to our IPO, completed in January 2012.
Other Income (Expense)

	Three Months Ended April 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$137	$107	$30	*
Other income (expense), net	(268)	164	(432)	*
Total	$(131)	$271	$(402)	*
* Not meaningful

	Nine Months Ended April 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$359	$220	$139	*
Other income (expense), net	(104)	(471)	367	*
Total	$255	$(251)	$506	*
* Not meaningful

Interest Income (Expense), Net

Interest income remained flat during the three months ended April 30, 2013, while interest income increased $0.1 million during the nine months ended April 30, 2013 primarily due to higher interest income on our cash and cash equivalents due to higher cash balances following our IPO and follow-on offering.

Other Income (Expense), Net

Other income (expense) changed to expense for the three months ended April 30, 2013 from income in the comparable period in the prior year, primarily due to currency exchange losses on British Pound, Canadian Dollar and Japanese Yen transactions during the three months ended April 30, 2013 compared to currency exchange gains on Euro and British Pound transactions in the same period in fiscal year 2012.

The $0.4 million decrease in other expense for the nine months ended April 30, 2013 is primarily due to currency exchange losses on British Pound and Japanese Yen transactions during the nine months ended April 30, 2013 compared to currency exchange losses on Canadian Dollar, Euro, and British Pound transactions in the same period in fiscal year 2012.

Provision for (Benefit from) Income Taxes

We recognized an income tax benefit of $1.8 million and $2.4 million for the three and nine month periods ended April 30, 2013, respectively, compared to an income tax provision of $2.0 million and $6.4 million for the three and nine month periods ended April 30, 2012, respectively. The changes are primarily due to the reinstatement of federal research and development credits of $1.3 million, the benefit from incentive stock option (ISO) tax deduction, and the decrease in year-to-date income before tax. Our effective income tax rate of 40.6% and (259.4)% for the three and nine months ended April 30, 2013, respectively, decreased compared to the effective tax rates for the three and nine months ended April 30, 2012 of 38.4% and 35.6%, respectively, primarily due to the reasons discussed above, as well as permanent differences related to stock-based compensation, the impact of state income taxes, and the tax rate differences between the United States and foreign countries, and tax credits.

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
Cash flows provided by operations were $8.1 million during the nine months ended April 30, 2013, and cash flows used in operations were $2.0 million during the nine months ended April 30, 2012. The nine months ended April 30, 2012 included a $10.0 million litigation settlement payment. We had capital expenditures of $7.1 million and $2.1 million for the nine months ended April 30, 2013 and 2012, respectively. Our capital expenditures primarily consisted of payments for purchases of computer hardware, software and leasehold improvements. Additionally, cash paid for employee withholding taxes on RSU awards vested was $14.7 million during the nine months ended April 30, 2013. As of April 30, 2013 and July 31, 2012, we had $203.6 million and $205.7 million of cash, cash equivalents and investments, respectively, and working capital of $146.3 million and $169.3 million, respectively.
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
As of April 30, 2013, approximately $12.7 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended April 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$8,112	$(2,016)
Net cash provided by (used in) investing activities	(116,798)	205
Net cash provided by (used in) financing activities	(6,408)	144,480
Cash Flows from Operating Activities
We experienced positive cash flows from operating activities during the nine months ended April 30, 2013 and negative cash flows from operating activities during the nine months ended April 30, 2012. This resulted in a $10.1 million increase in cash flows from operations in the nine months ended April 30, 2013 primarily as a result of an increase of $14.6 million in stock-based compensation expenses, an increase of $1.0 million in depreciation expense, and a $10.0 million litigation settlement payment made in the three months ended October 31, 2011 which did not recur. These increases are partially offset by an increase in deferred tax assets of $4.7 million in the current period, compared with a decrease in deferred tax assets of $5.6 million in the comparable period of the prior year, as well as a decrease in net income of $8.4 million compared to the comparable period of the prior year.
Cash Flows from Investing Activities
Our investing activities consist primarily of investment of excess cash and cash equivalents into short-term and long-term investments, as well as capital expenditures to purchase property and equipment and changes in our restricted cash.
Cash used in investing activities increased $117.0 million for the nine month period ended April 30, 2013 when compared to the comparable period ended April 30, 2012, primarily due to the investment of excess cash into available-for-sale securities, and to a lesser extent, greater capital expenditures during the nine months ended April 30, 2013. This increase was partially offset by a $3.5 million decrease in restricted cash related to our outstanding letters of credit, compared to a release of $2.3 million in the comparable period of the prior year.

Cash Flows from Financing Activities
Cash flows from financing activities decreased by $150.9 million for the nine month period ended April 30, 2013 when compared to the comparable period ended April 30, 2012. During the nine months ended April 30, 2012, we received $143.4 million in gross proceeds from our initial public offering and secondary offering, after deducting broker discounts and commissions. Beginning in July 2012, we used cash to satisfy statutory tax withholding obligations related to the vesting of RSUs held by employees. Additionally, proceeds from stock options exercises increased as employees are exercising more options subsequent to our initial public offering.
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
There were no significant changes in our critical accounting policies and estimates during the nine months ended April 30, 2013. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 25, 2012 for a more complete discussion of our critical accounting policies and estimates.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of April 30, 2013.
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
As disclosed in "Subsequent Events" footnote, we used $14.8 million for the acquisition of Millbrook, Inc. in May 2013. We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months. After the next twelve months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term and long-term investments as of April 30, 2013 and July 31, 2012. Our cash, cash equivalents and short-term and long-term investments as of April 30, 2013 were $203.6 million and consisted primarily of cash, money market funds, commercial paper, agency debt securities, corporate bonds, U.S. government bonds and municipal debt securities with maturities of up to two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
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
We also rely on several registered and unregistered trademarks to protect our brand. We have registered the trademarks Guidewire, Guidewire PolicyCenter, Guidewire ClaimCenter and Guidewire BillingCenter in the United States and Canada. We also own a U.S. trademark registration, an International Registration (with protection extended to Australia and the European Community) and a Canada trademark for the Gosu trademark. Additionally, we own an Australia trademark registration, a Hong Kong trademark registration, and a Japan trademark application for the Guidewire trademark. We have also registered the trademark Guidewire Software in the European Community. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion in the marketplace. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.
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
In May 2013, we acquired Millbrook, Inc., a complementary business, and in the future, our business strategy may include additional acquisitions of complementary software, technologies, or businesses. Acquisitions, including the Millbrook, Inc. transaction, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies, especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders. Following an acquisition, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired, or from the sale of a bundle of products that includes products that we acquired, if we have not established VSOE for the undelivered elements in the arrangement. A delay in the recognition of revenues from sales of acquired products or bundles that include acquired products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins.
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

Date:	May 31, 2013	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Karen Blasing
Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)