Form 10-K
period 2013-07-31
Guidewire Software, Inc.
filed 2013-09-27
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                 .
Commission file number: 001-35394
________________________________________
Guidewire Software, Inc.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	7372	36-4468504
(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number	(I.R.S. Employer Identification No.)
1001 E. Hillsdale Blvd., Suite 800 Foster City, California, 94404
(Address of principal executive offices, including zip code)
(650) 357-9100
(Registrant’s telephone number, including area code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of exchange on which registered)
Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.5 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2013, the registrant had 57,943,601 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
_________________________________________________________
Unless the context requires otherwise, we are referring to Guidewire Software, Inc. when we use the terms “Guidewire,” the “Company,” “we,” “our” or “us.”

ii

Item 1.	Business

Overview
Guidewire Software, Inc. is a provider of software products for Property & Casualty ("P&C") insurers. Our solutions serve as the transactional systems-of-record for, and enable the key functions of a P&C insurance carrier’s business: underwriting and policy administration, claims management and billing. Since our inception, our mission has been to empower P&C insurance carriers to transform and improve their businesses by replacing their legacy core systems with our innovative modern software platform. Our solutions enable our customers to respond to evolving market needs, while improving the efficiency of their core operations, thereby increasing their revenues and reducing their costs.
We have developed an integrated suite of highly configurable applications that support our customers’ most fundamental business processes. Our software product architecture enables extensive configurability of business rules, workflows and user interfaces without modifications to the underlying code base. This approach allows our customers to easily make changes in response to specific, evolving business needs. More recently, we have created, and are investing in, adjacent products to our core solutions, which provide added value to our customers.
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
Our Guidewire InsuranceSuite enables core P&C insurance operations and is comprised of:

•	Guidewire PolicyCenter—A flexible underwriting and policy administration application that serves as a comprehensive system-of-record for policies and supports the entire policy lifecycle;

•	Guidewire ClaimCenter—An end-to-end claims management application for claim intake, assessment, settlement and processing of related financial transactions; and

•	Guidewire BillingCenter—A comprehensive billing and receivables application that enables flexible billing, payment and commission options.

Our more recent product initiatives include:

•	InsuranceSuite Add-on Modules—Additional modules which add additional flexibility and functionality to our core products.

•
Data Management and Business Intelligence—Tools to assist insurers to better map and convert data into new core systems and to create a central data hub that can keep downstream processes intact and deliver an enterprise-wide view and insights to fine-tune the business.

•
Guidewire Live —A cloud-based network connecting peer insurers, core system data and external data. Customers access Guidewire Live through applications which enable more informed, context-driven decisions and actions.

Strong customer relationships are a key component of our business which supports the long-term nature of our contracts and importance of customer references for new sales. Our customers range from some of the largest global insurance carriers or their subsidiaries such as Tokio Marine & Nichido Fire Insurance Co., Ltd. and Zurich Financial Services Group Ltd. to national carriers such as Nationwide Mutual Insurance Company to regional carriers such as AAA affiliates. As of July 31, 2013, we had 158 customers.
We began our principal business operations in 2001 and sold the initial versions of ClaimCenter in 2003, PolicyCenter in 2004 and BillingCenter in 2006. We conducted our initial public offering of our common stock on January 25, 2012 and our follow-on public offering of our common stock on April 19, 2012. We primarily generate software license revenues through annual license fees that recur during the multi-year term of a customer’s contract. The average initial length of our contracts is approximately five years, and these contracts are renewable on an annual or multi-year basis. We typically invoice our customers annually in advance or, in certain cases, quarterly for both recurring term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and we invoice related maintenance fees annually, in advance. We primarily derive our services revenues from implementation and training services performed for our customers. A significant majority of services are billed on a time and materials basis and recognized as revenues upon delivery of the services.

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
Guidewire Standards-Based Templates. Guidewire Standards-Based Templates help facilitate both initial implementation and ongoing maintenance of ISO-based insurance products.
Data Management and Business Intelligence ("BI")
Guidewire DataHub. Guidewire DataHub is an operational data store that unifies, standardizes and stores data from the patchwork of an insurer's systems as well as external sources, which also enables carriers to accelerate legacy system replacement.
Guidewire InfoCenter. Guidewire InfoCenter is a business intelligence warehouse for P&C insurers which provides information in easy-to-use formats for business intelligence, analysis and enhanced decision making. With InfoCenter, customers gain operational insight as well as fine-tune their business by building views and understanding across the enterprise.

Guidewire Live
Guidewire Live is a cloud-based network connecting peer insurers, core system data and external data through applications. Customers access Guidewire Live through applications which enable more informed, context-driven decisions and actions.
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
Customers
We market and sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurers to national carriers to regional carriers. We believe strong customer relationships are a key component of our success given the long-term nature of our contracts and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. As of July 31, 2013, we had 158 customers in 17 countries using one or more of our products.
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
As of July 31, 2013, we employed 177 employees in a sales and marketing capacity, including 36 direct sales representatives organized by geographic region across the U.S., Canada, U.K., France, Germany, Australia, Japan and Hong

Kong. This team serves as both our exclusive sales channel and our account management function. We augment our sales professionals with a pre-sales team possessing insurance domain and technical expertise, who engage customers in sessions to understand their specific business needs and then represent our products through demonstrations tailored to address those needs.
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
Research and Development
Our research and development efforts reflect the extensive IT needs of P&C insurance carriers. These systems are required to perform millions of complex transactions that must balance on a daily basis. This accuracy must be maintained not only during normal business operations, but also during extraordinary events such as catastrophes, which may result in extremely high transaction volume in a short period of time. Our research and development efforts focus on enhancing our solutions to meet the increasingly complex requirements of P&C insurance carriers and broadening our suite of applications with new product initiatives to form an end-to-end software solution for P&C insurance carriers.
As of July 31, 2013, our research and development department had 330 employees. We incurred $66.3 million, $50.5 million and $34.8 million in research and development expenses for fiscal years 2013, 2012 and 2011, respectively.
Competition
The market to provide core system software to the P&C insurance industry is highly competitive and fragmented. This market is subject to changing technology, shifting client needs and introductions of new products and services. Our competitors vary in size and in the breadth and scope of the products and services offered. Our current principal competitors include:

Internally developed software	Many large insurance companies have sufficient IT resources to maintain and augment their own proprietary internal systems, or consider developing new custom systems;
IT services firms	Firms such as Accenture, CSC, MajescoMastek and Tata Consultancy Services Limited offer software and systems or develop custom, proprietary solutions for the P&C insurance industry;
P&C insurance software vendors
Vendors such as Accenture, FINEOS, Innovation Group, ISCS, OneShield, Inc., StoneRiver, Inc., and TIA Technology A/S provide software solutions that are specifically designed to meet the needs of P&C insurance carriers; and

Horizontal software vendors	Vendors such as Pegasystems Inc. and SAP AG offer software that can be customized to address the needs of P&C insurance carriers.
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
As of July 31, 2013, we owned seven issued U.S. patents. We also have 29 regular U.S. patent applications pending. Our issued patents are scheduled to expire from 2026 to 2032. Our patents and patent applications generally apply to our InsuranceSuite and applications. Given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business.

We also rely on several registered and unregistered trademarks to protect our brand. We own registrations for the trademarks Guidewire, Guidewire PolicyCenter, Guidewire ClaimCenter and Guidewire BillingCenter in the United States and Canada. We also own a U.S. trademark registration, an International Registration (with protection extended to Australia and the European Community) and a Canada registration for the Gosu trademark. Additionally, we own an Australia trademark registration, a Hong Kong trademark registration, and a Japan trademark registration for the Guidewire trademark. We have also registered the trademark Guidewire Software in the European Community. Finally, we own international registrations, designating China, the European Community and Russia, for the Guidewire trademark, all of which are pending.
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
Employees
As of July 31, 2013, we had 1,149 employees, including 177 in sales and marketing, 528 in services and support, 330 in research and development and 114 in a general and administrative capacity. As of July 31, 2013, we had 787 employees in the United States and 362 employees internationally. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
Executive Officers of the Registrant
Our current executive officers, and their ages and positions as of September 15, 2013, are set forth below:

Name	Age	Position(s)
Marcus S. Ryu	40	President, Chief Executive Officer, Co-Founder and Director
Karen Blasing	57	Chief Financial Officer
Jeremy Henrickson	39	Vice President, Product Development
Alexander C. Naddaff	58	Vice President, Professional Services
Priscilla Hung	46	Senior Vice President, Operations & Corporate Development
J. Winston King	41	Vice President, General Counsel and Secretary
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
J. Winston King has served as our Vice President, General Counsel and Secretary since January 2013. Before joining Guidewire, Mr. King worked at Infogroup, Inc., a multinational data, marketing services and research firm, from 2007 to 2012, where he most recently was EVP, General Counsel and Secretary. Prior to that, Mr. King practiced with the WilmerHale law firm, in their Washington, DC office. Mr. King holds a A.B. in economics from Duke University and a J.D. from Vanderbilt University School of Law.
WHERE YOU CAN FIND MORE INFORMATION
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our website is located at www.guidewire.com, and our investor relations website is located at http://ir.guidewire.com/. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including periodic reports, proxy statements and other information. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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
Factors that may affect our results of operations include:

•	structure of our licensing contracts, including fluctuations in perpetual licenses from period to period;

•	the timing of new orders and revenue recognition for new and prior year orders;

•	seasonal buying patterns of our customers;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers, at comparable prices;

•	our ability to renew existing contracts for multiple year terms versus annual automatic renewals;

•	our ability to attract new customers, particularly larger customers, in both domestic and international markets;

•	our ability to enter into contracts on favorable terms, including terms related to price, payment timing and product delivery;

•	volatility in the sales of our products and timing of the execution of new and renewal agreements within such periods;

•	commissions expense related to large transactions;

•	bonus expense based on the bonus attainment rate;

•	the lengthy and variable nature of our product implementation cycles;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing and cost of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	the timing and amount of an additional litigation settlement payment, if any;

•	stock-based compensation expenses and related payroll taxes, which vary along with changes to our stock price;

•	general domestic and international economic conditions, in the insurance industry in particular;

•	fluctuations in foreign currency exchange rates;

•	future accounting pronouncements or changes in our accounting policies; and

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

Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline.
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
Our revenues may fluctuate versus comparable prior periods or prior quarters within the same fiscal year based on when new orders are executed in the quarter and the payment terms of each order. Additionally, our revenues may fluctuate if our customers make an early payment of their annual fees. Our ability to renew existing contracts for multiple year terms versus annual automatic renewals may also impact revenue recognition.

We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. However, in certain circumstances, our customers desire the ability to purchase our products on a perpetual license basis, resulting in an acceleration of revenue recognition. Milestone payments in a perpetual license order also cause seasonal variations.  Our perpetual license revenues are not consistent from period to period. In addition, a few of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. Reductions in perpetual licenses in future periods could cause adverse period-to-period comparisons of our financial results.

In addition, because we price our products based on the amount of DWP that will be managed by our solutions, license revenues from each customer may fluctuate up or down based upon insurance policies sold by the customer in the preceding year. If we enter into a new territory, our revenue recognition pattern may change, depending on the contractual terms and local laws and regulations. Seasonal and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which may cause our stock price to decline.

We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business, results of operations and financial condition.
Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a majority of our revenues. In fiscal years 2013, 2012 and 2011, our ten largest customers accounted for 33%, 35% and 41% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.
Our services revenues produce lower gross margins than our license or maintenance revenues, and an increase in services revenues as a percentage of total revenues could adversely affect our overall gross margins and profitability.
Our services revenues were 46%, 45% and 45% of total revenues for each of fiscal years 2013, 2012 and 2011, respectively. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 12%, 19% and 18% for fiscal years 2013, 2012 and 2011, respectively, while the gross margin for license revenues was 99%, 99% and 98% for the respective periods. An increase in the percentage of total revenues represented by services revenues could reduce our overall gross margins.
The volume and profitability of our services offerings depend in large part upon:

•	price charged to our customers;

•	the utilization rate of our services personnel;

•	the complexity of our customers’ information technology environments;

•	our ability to accurately forecast the time and resources required for each implementation project;

•	the resources directed by our customers to their implementation projects;

•	our ability to hire, train and retain qualified services personnel;

•	unexpected difficulty in projects which may require additional efforts on our part without commensurate compensation;

•	our ability to manage fixed fee arrangements;

•	the extent to which system integrators provide services directly to customers; and

•	our ability to adequately predict customer demand and scale our professional services staff accordingly.
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
Although we believe that our products and services do not infringe upon the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement or misappropriation claims against us with respect to current or future products or services, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use certain intellectual property. We cannot assure that we are not infringing or otherwise violating any third party intellectual property rights. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenues, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.
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
In December 2007, we were sued by Accenture, a competitor, in the U.S. District Court for the District of Delaware (the "Delaware Court") over our alleged infringement of certain of their intellectual property rights and related state law claims. Over time, both parties asserted additional claims against each other. In October 2011, we agreed with Accenture to resolve all outstanding litigation. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s pending appeal of the Delaware Court’s ruling of invalidity on one of Accenture's patents. In September 2013, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") ruled in our favor, affirming the judgment of the Delaware Court and finding Accenture's patent invalid. Accenture may still request United States Supreme Court review or rehearing by the full Federal Circuit sitting en banc, and, if Accenture is allowed to appeal and is ultimately successful, then we have agreed to pay Accenture an additional $20.0 million. Otherwise, no further payments would be due in connection with the settlement. Our patent litigation with Accenture and the terms of the settlement are further described in “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K.
We may expand through acquisitions of or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.
In May 2013, we acquired Millbrook, Inc., a complementary business, and in September 2013, we announced a strategic alliance with Mitchell, Inc., a business which also services the P&C industry. In the future, our business strategy may include additional acquisitions of complementary software, technologies or businesses or alliances with businesses offering the same. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies, especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, if we have not established vendor-specific objective evidence ("VSOE") for the undelivered elements in the arrangement. A delay in the recognition of revenues from sales of acquired or alliance products, or bundles that include the same, may cause fluctuations in our quarterly financial results and may adversely affect our operating margins.

Additionally, competition within the software industry for acquisitions of businesses, technologies and assets has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, the target may be acquired by another strategic buyer or financial buyer such as a private equity firm, or we may otherwise not be able to complete the acquisition on commercially reasonable terms, if at all. Moreover, the anticipated benefits of any acquisition, including our revenues or return on investment assumptions, may not be realized or we may be exposed to unknown liabilities as a result of such acquisition.
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

We expect the intensity of competition to remain high in the future as new companies enter our markets and existing competitors develop stronger capabilities. Such intense competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which could harm our business, results of operations and financial condition. Our competitors may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs and achieve wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenues and profitability.
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
Although our software products typically are deployed on our customers’ premises, some of our products are deployed in cloud-based environments we maintain and some of our products may be deployed in our customers’ cloud-based environments, in which our products and associated services are made available using an Internet-based infrastructure. In cloud deployments, our infrastructure and the infrastructure of third-party service providers used by both ourselves and our customers may be vulnerable to hacking incidents, other security breaches, computer viruses, telecommunications failures, power loss, other system failures and similar disruptions.
Any of these occurrences, whether intentional or accidental, could lead to interruptions, delays or cessation of operation of our servers or the servers of third-party service providers’ used by our customers, and to the unauthorized use or access of our software and proprietary information and sensitive or confidential data stored or transmitted by our products. The inability of service providers used by our customers, or our own inability, to provide continuous access to hosted services, and to secure hosted services and associated customer information from unauthorized use, access or disclosure, could cause us reputational harm, loss of customers and could expose us to significant liability, all of which could harm our business, financial condition and results of operations.
If our products experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.
Our products are used by our customers to manage and store proprietary information and sensitive or confidential data relating to their businesses. Although we maintain security features in our products, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, and other disruptions that may jeopardize the security of information stored in and transmitted by our products. A party that is able to circumvent our security measures in our products could misappropriate our or our customers’ proprietary or confidential information, cause interruption in operations, damage or misuse of computer systems, and misuse any information misappropriated.
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
Some of our customers are large P&C insurance carriers with significant bargaining power in negotiations with us. In fiscal years 2013, 2012 and 2011, our top 10 customers accounted for 33%, 35% and 41% of our revenues, respectively. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to offset any reductions in our average selling prices or increases in our average costs with increased sales volumes and reduced costs, our results of operations could be harmed.

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
Although we have been profitable the past four fiscal years, we have incurred significant losses in prior years, including a net loss of $11.0 million in fiscal year 2009 and a net loss of $16.9 million in fiscal year 2008. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business, including, among other things, improvement of our current products, development and marketing of new services and products, stock-based compensation expense, international expansion, investment in our infrastructure, and increased general and administrative functions. If our revenues do not sufficiently increase to offset these expected increases in operating expenses, we will incur significant losses and will not be profitable. We may choose to increase expenses in future periods to further invest in future growth, which may cause us to become unprofitable in certain periods. Our growth in revenues in recent periods should not be considered indicative of our future performance. Any failure to continue profitability may harm our business, results of operations and financial condition.

Because we derive substantially all of our revenues and cash flows from our ClaimCenter, PolicyCenter, BillingCenter and InsuranceSuite products and related services, failure of any of these products or services to satisfy customer demands or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.
We derive substantially all of our revenues and cash flows from our ClaimCenter, PolicyCenter, BillingCenter and InsuranceSuite products and related services. We expect to continue to derive a substantial portion of our revenues from these products and related services. As such, increased market acceptance of these products is critical to our continued growth and success. Demand for our products is affected by a number of factors beyond our control, including the timing of development and release of new products by us and our competitors, technological change, and growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.
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
The implementation and testing of our products by our customers lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ systems, as well as adding their data to our platform. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. Depending upon the nature and complexity of our customers’ systems and the time and resources that our customers are willing to devote to implementation of our products, the implementation and testing of our products may take significantly longer than 24 months. Historically, under the zero gross margin method, until the implementation project was completed, we recognized revenues in connection with implementing our products up to the corresponding costs of revenues and operating expenses. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

Our product development cycles are lengthy, and we may incur significant expenses before we generate revenues, if any, from new products.
Because our products are complex and require rigorous testing, development cycles can be lengthy, taking us multiple years to develop and introduce new products or provide updates to our existing products. Additionally, market conditions may dictate that we change the technology platform underlying our existing products or that new products be developed on different technology platforms, potentially adding material expense and time to our development cycles. Moreover, development projects can be technically challenging and expensive. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease or not materialize after the development cycle has commenced. Such lower customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.
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
In the course of our selling efforts, we typically enter into sales arrangements pursuant to which we license our software applications and provide maintenance support and professional services. We refer to each individual product or service as an “element” of the overall sales arrangement. These arrangements typically require us to deliver particular elements in a future period. We apply software revenue recognition rules and allocate the total revenues among elements based on the objective and reliable evidence of fair value, or VSOE of fair value of each element. As we discuss further in Note 1 of Notes to Consolidated Financial Statements, if we are unable to determine the VSOE of fair value of any undelivered elements, offer certain contractual provisions to our customers, such as delivery of specified functionality, or combine multiple arrangements signed in different periods, then we may be required under U.S. generally accepted accounting principles ("U.S. GAAP") to defer additional revenues to future periods. If we are required to defer additional revenues to future periods for a significant portion of our sales, our revenues for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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
We also rely on several registered and unregistered trademarks to protect our brand. We have registered the trademarks Guidewire, Guidewire PolicyCenter, Guidewire ClaimCenter and Guidewire BillingCenter in the United States and Canada. We also own a U.S. trademark registration, an International Registration (with protection extended to Australia and the European Community) and a Canada trademark for the Gosu trademark. Additionally, we own an Australia trademark registration, a Hong Kong trademark registration, and a Japan trademark registration for the Guidewire trademark. We have also registered the trademark Guidewire Software in the European Community. Finally, we own international registrations, designating China, the European Community and Russia, for the Guidewire trademark, all of which are pending. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion in the marketplace. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.
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
Some of our services and technologies may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software in such ways with open source software, we could be required to release the source code of our proprietary software.
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
Product errors will affect the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our customers’ willingness to buy products from us, and adversely affect market acceptance or perception of our products. In addition, because our software is used to manage functions that are critical to our customers, the licensing and support of our products may involve the risk of product liability claims. We also may face liability for breaches of our product warranties, product failures or damages caused by faulty installation of our products. Provisions in our contracts relating to warranty disclaimers and liability limitations may be unenforceable or otherwise ineffective.
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
If we or our system integration providers do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology investments and data, our customers may depend on our technical support services and/or the support of system integrators or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to increase our penetration with larger customers, which is key to the growth of our revenues and profitability. As we rely more on system integrators to provide deployment and on-going support, our ability to ensure a high level of quality in addressing customer issues is diminished. Our failure to maintain high-quality implementation and support services, or to ensure that system integrators provide the same, could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
If we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage.
Our success depends on our continued ability to develop, introduce and market new and enhanced versions of our products to meet evolving customer requirements. However, we cannot assure that this process can be maintained. If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. We plan to continue our investment in product development in future periods. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. However, we cannot assure that revenues will be sufficient to support the future product development that is required for us to be competitive. Although we may be able to release new products in addition to enhancements to existing products, we cannot assure that our new or upgraded products will be accepted by the market, will not be delayed or canceled, will not contain errors or “bugs” that could affect the performance of the products or cause damage to users’ data, or will not be rendered obsolete by the introduction of new products or technological developments by others. If we fail to develop products that are competitive in technology and price and fail to meet customer needs, our market share will decline and our business and results of operations could be harmed.
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
We intend to continue to issue stock options and restricted stock units as key components of our overall compensation and employee attraction and retention efforts. We may face pressure from stockholders, who must approve extraordinary increases in our equity compensation pool, to limit the use of equity-based compensation so as to minimize its dilutive effect on stockholders. In addition, we are required under GAAP to recognize compensation expense in our results of operations for employee share-based equity compensation under our equity grants, which may negatively impact our results of operations and may increase the pressure to limit equity-based compensation. These factors may make it more difficult or unlikely for us to continue granting attractive equity-based compensation packages to our employees, which could adversely impact our ability to attract and retain key employees. If we lose any senior executive or other key employee, our business and results of operations could be materially and adversely affected.
Failure to manage our rapid growth effectively could harm our business.
We have recently experienced rapid growth, and expect to continue to experience growth, in our number of employees and in our international operations that has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations and employees in geographically distributed locations. We also must attract, train and retain a significant number of additional qualified sales and marketing personnel, professional services personnel, software engineers, technical personnel and management personnel. Our failure to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new services or product enhancements. For example, since it may take as long as six months to hire and train a new member of our professional services staff, we make decisions regarding the size of our professional services staff based upon our expectations with respect to customer demand for our products and services. If these expectations are incorrect, and we increase the size of our professional services organization without experiencing an increase in sales of our products and services, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy. We also intend to continue to expand into additional international markets which, if not technologically or commercially successful, could harm our financial condition and prospects.

Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.
We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2013, 2012 and 2011, 28%, 30% and 34% of our revenues, respectively, were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	unique terms and conditions in contract negotiations imposed by customers in foreign countries;

•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•	the need to localize our products and licensing programs for international customers;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	weaker protection of intellectual property rights in some countries;

•	multiple and possibly overlapping tax regimes; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Item 7 of Part II of this Annual Report on Form 10-K and Note 1 of Notes to Consolidated Financial Statements, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Because our customer contracts are highly negotiated, they often include unique terms and conditions that require judgment with respect to revenue recognition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange, impose additional requirements on public companies, including specific corporate governance practices. During fiscal year 2013, we were required to comply with Section 404 of the Sarbanes-Oxley Act and incurred costs to implement additional internal controls as well as to obtain an independent auditors report on our internal control over financial reporting. Additionally, the listing requirements of the New York Stock Exchange require that we satisfy numerous corporate governance requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal, accounting and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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
If a material misstatement occurs in the future, we may fail to meet our future reporting obligations, we may need to restate our financial results and the price of our common stock may decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act, which became applicable to us beginning with the filing of this Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Furthermore, any potential transition in enterprise resource planning or other major operational system could impact the timely generation of our financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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
Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, could have a material adverse impact on our business, results of operations and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Acts of terrorism could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, results of operations and financial condition would be adversely affected.

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
We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Consequently, the only opportunity to achieve a return on investment in our company will be if the market price of our common stock appreciates and shares are sold at a profit.
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

Our corporate headquarters are located in Foster City, California, where we currently have a seven year lease for approximately 97,674 square feet of space that commenced on August 1, 2012. We also lease facilities for our distributed sales and international operations in Exton, Pennsylvania; Dublin, Ireland; Edina, Minnesota; London, United Kingdom; Mississauga, Ontario, Canada; Munich, Germany; Paris, France; Sydney, Australia; Tokyo, Japan; and Warsaw, Poland.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities, including our corporate headquarters.

Item 3.	Legal Proceedings

In December 2007, Accenture Global Services GmbH and Accenture LLP (collectively, “Accenture”), a competitor, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court") (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture alleged infringement of U.S. Patent No. 7,013,284 (the “ '284 patent”), among others, by our products; trade-secret misappropriation; and tortious interference with business relations. Accenture sought damages and an injunction. The Company denied Accenture's claims, and asserted counterclaims seeking a declaration that our products do not infringe the patents, that the patents are invalid and that the '284 patent is unenforceable. We also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation. On May 31, 2011, the Delaware Court granted the Company's motion for summary judgment finding that Accenture's '284 patent is invalid. In July 2011, Accenture filed an appeal to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) of the Delaware Court's judgment of invalidity of the '284 patent.
In October 2011, the Company agreed with Accenture to resolve all outstanding litigation concerning our respective insurance claims management software. As part of the settlement, the parties agreed to a royalty free cross license of all then-current patents and patent applications. In connection with the settlement, the Company has paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture's appeal regarding the validity of its '284 patent. On September 5, 2013, the Appeals Court ruled in the Company's favor, affirming the decision of the District Court and holding the '284 patent invalid. Accenture may still request United States Supreme Court review or rehearing by the full Federal Circuit sitting en banc, and, if Accenture is allowed to appeal and is ultimately successful, then we have agreed to pay Accenture an additional $20.0 million. Otherwise, no further payments would be due in connection with the settlement. The Company will continue to vigorously defend the decision of the District Court and the affirmation of the Appeals Court, by opposing any requests for rehearing or further review, as well as defending any such appeal if allowed.
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

Securities
Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “GWRE” since January 25, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal Year 2013		Fiscal Year 2012 (1)
	High	Low	High	Low
First Quarter	$33.15	$24.00	$—	$—
Second Quarter	$34.54	$25.46	$18.50	$16.45
Third Quarter	$41.20	$30.25	$38.13	$18.00
Fourth Quarter	$45.73	$37.31	$29.50	$22.40
(1) Fiscal year 2012 stock prices shown reflect prices subsequent to our IPO on January 25, 2012.
On July 31, 2013, the last reported sale price of our common stock on the New York Stock Exchange was $43.76 per share. As of July 31, 2013, we had 132 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison from January 25, 2012 (the date our common stock commenced trading on the NYSE) through July 31, 2013 of the cumulative total return for our common stock, the NASDAQ Composite Total Returns Index and the Zacks Computer Software Services Total Return Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Zacks Computer Software Services Total Return Index assume reinvestment of dividends.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no repurchases of shares of our common stock made during the three months ended July 31, 2013.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated statements of operations data for the years ended July 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of July 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations for the years ended July 31, 2010 and 2009 and the consolidated balance sheet data as of July 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future annual or interim period. You should read the following selected consolidated historical financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal years ended July 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Total revenues	$300,649	$232,061	$172,472	$144,691	$84,745
Total cost of revenues (1)	131,743	91,410	68,344	55,471	41,656
Total gross profit	168,906	140,651	104,128	89,220	43,089
Operating expenses:
Research and development (1)	66,346	50,462	34,773	28,273	22,356
Sales and marketing (1)	53,301	38,254	28,950	26,741	21,559
General and administrative (1)	32,414	28,336	23,534	16,192	9,646
Litigation provision	—	—	10,000	—	—
Total operating expenses	152,061	117,052	97,257	71,206	53,561
Income (loss) from operations	16,845	23,599	6,871	18,014	(10,472)
Interest income, net	498	308	156	95	27
Other income (expenses), net	(131)	(728)	1,269	(391)	(123)
Income (loss) before provision for income taxes	17,212	23,179	8,296	17,718	(10,568)
Provision for (benefit from) income taxes	1,829	7,979	(27,262)	2,199	398
Net income (loss)	15,383	15,200	35,558	15,519	(10,966)
Earnings per share:
Basic	$0.27	$0.29	$0.83	$0.32	$(0.83)
Diluted	$0.25	$0.25	$0.76	$0.30	$(0.83)
Shares used in computing earnings per share: (2)
Basic	56,331,018	34,774,983	14,064,055	13,535,736	13,284,938
Diluted	61,943,087	41,509,185	17,763,859	15,933,374	13,284,938

(1)	Includes stock-based compensation as follows:

	Fiscal years ended July 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of maintenance revenue	$1,217	$379	$120	$46	$44
Cost of services revenue	12,493	3,741	1,264	879	736
Research and development	9,131	3,759	1,372	769	688
Sales and marketing	5,970	2,936	903	755	857
General and administrative	9,588	7,443	3,021	905	464
Total stock-based compensation expenses	$38,399	$18,258	$6,680	$3,354	$2,789

(2)	See Note 4 to our consolidated financial statements for an explanation of the calculations of our actual basic and diluted earnings per share attributable to common stockholders.

	July 31, 2013	July 31, 2012	July 31, 2011	July 31, 2010	July 31, 2009
	(in thousands)
Cash and cash equivalents	$79,767	$205,718	$59,625	$37,411	$27,585
Working capital (deficit)	135,309	169,278	12,541	(5,382)	(13,523)
Short-term and long-term investments	127,972	—	—	—	—
Total assets	312,270	284,247	126,540	60,055	54,741
Total stockholders’ equity (deficit)	228,429	183,962	18,152	(25,145)	(44,648)
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

The following provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Fiscal years ended July 31,
	2013	2012	2011	2010	2009
	(unaudited, in thousands)
Net income (loss)	$15,383	$15,200	$35,558	$15,519	$(10,966)
Non-GAAP adjustments:
Provision for (benefit from) income taxes	1,829	7,979	(27,262)	2,199	398
Other (income) expense, net	131	728	(1,269)	391	123
Interest income, net	(498)	(308)	(156)	(95)	(27)
Litigation provision	—	—	10,000	—	—
Depreciation and amortization	4,821	2,917	2,226	1,376	1,306
Stock-based compensation	38,399	18,258	6,680	3,354	2,789
Adjusted EBITDA	$60,065	$44,774	$25,777	$22,744	$(6,377)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Opportunities, Challenges & Risks
Since August 2010, our license revenues from new orders and subsequent annual and, in some cases, quarterly payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal years 2013, 2012 and 2011, our license revenues from existing orders have been recognized under three methods: under the residual method when payment is due and payable from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero-gross-margin method as we complete customer implementations of our software. Our license revenues accounted for 41%, 42% and 43% of our total revenues during the fiscal years ended July 31, 2013, 2012 and 2011, respectively.
Our maintenance revenues are generally recognized annually over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 13%, 13% and 12% of our total revenues during the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

We generally charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. In certain offerings sold as fixed fee arrangements, we recognize services revenues on a proportional performance basis as performance obligations are completed by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 46%, 45% and 45% of our total revenues during the fiscal years ended July 31, 2013, 2012 and 2011, respectively.
We enter into multi-year renewable contracts to license our software. Regardless of contract length, we typically invoice our customers for annual amounts at the beginning of the corresponding period. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance. Further, we expect to recognize our current deferred services revenue into income but do not expect significant deferrals of services revenue in future periods. Deferred license and service revenues related to projects under contract accounting as of July 31, 2013 were $2.2 million and $2.0 million, respectively, while deferred license and service revenues related to projects under contract accounting as of July 31, 2012 were $10.2 million and $5.6 million, respectively. Such deferral is in accordance with our Revenue Recognition policy as described under Critical Accounting Policies and Estimates.
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

Our revenue seasonality may fluctuate versus comparable prior periods or prior quarters within the same fiscal year based on when new orders are executed in the quarter and the payment terms of each order. Additionally, our revenue may fluctuate if our customers make an early payment of their annual fees. Our ability to renew existing contracts for multiple year terms versus annual automatic renewals may impact revenue recognition.
We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. However, in rare circumstances, our customers desire the ability to purchase our products on a perpetual license basis, resulting in an acceleration of revenue recognition. Milestone payments in a perpetual license order also cause seasonal variations.  Our perpetual license revenues are not consistent from period to period. In addition, a few of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. Reductions in perpetual licenses in future periods could cause adverse period-to-period comparisons of our financial results.
In addition, because we price our products based on the amount of DWP that will be managed by our solutions, license revenues from each customer may fluctuate up or down based upon insurance policies sold by the customer in the preceding year. If we enter into a new territory, our revenue recognition pattern may change depending on the contractual terms and local laws and regulations.
We generated revenues of $300.6 million, $232.1 million and $172.5 million in the years ended July 31, 2013, 2012 and 2011, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the

United States and Canada as a percentage of total revenues were 28%, 30% and 34% in the years ended July 31, 2013, 2012 and 2011, respectively. We generated net income of $15.4 million, $15.2 million and $35.6 million in the years ended July 31, 2013, 2012 and 2011, respectively. No customer accounted for 10% or more of our revenues for the years ended July 31, 2013, 2012 and 2011. Our ten largest customers accounted for 33%, 35% and 41% of our total revenues for the years ended July 31, 2013, 2012 and 2011, respectively, and we expect this percentage to continue to decrease over time. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.
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

	Four quarters ended
	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011	July 31, 2011
	(in thousands)
Term license revenues	$112,863	$95,303	$92,792	$83,114	$74,869	$70,165	$70,871	$64,174	$60,541
Total maintenance revenues	37,561	35,548	34,207	31,802	29,538	27,581	25,412	23,818	21,321
Total four-quarter recurring revenues	$150,424	$130,851	$126,999	$114,916	$104,407	$97,746	$96,283	$87,992	$81,862
Adjusted EBITDA
We believe Adjusted EBITDA, a non-GAAP measure, is useful, in addition to other financial measures presented in accordance with GAAP, in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. Please refer to Item 6, Selected Financial Data, for further details on why we use this metric and why we believe this metric is useful to our stockholders.

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Fiscal years ended July 31,
	2013	2012	2011
	(unaudited, in thousands)
Net income	$15,383	$15,200	$35,558
Non-GAAP Adjustments:
Provision for (benefit from) income taxes	1,829	7,979	(27,262)
Other (income) expense, net	131	728	(1,269)
Interest income, net	(498)	(308)	(156)
Litigation provision	—	—	10,000
Depreciation and amortization	4,821	2,917	2,226
Stock-based compensation	38,399	18,258	6,680
Adjusted EBITDA	$60,065	$44,774	$25,777

Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. They were also impacted by the payment of a litigation settlement during the three months ended October 31, 2011. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Operating cash flows were $32.5 million, $17.1 million and $27.7 million for fiscal years 2013, 2012 and 2011, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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

•
Fees are fixed or determinable. Arrangements where a significant portion of the fee is due beyond 90 days from delivery are not considered to be fixed or determinable. Revenues from such arrangements are recognized as payments become due, assuming all other revenue recognition criteria have been met. Fees from term licenses are generally due in annual or, in certain cases, quarterly installments over the term of the agreement beginning on the effective date of the license. Accordingly, fees from term licenses are not considered to be fixed or determinable until they become due.

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
When implementation services are sold with a license arrangement, we evaluate whether those services are essential to the functionality of the software. Prior to fiscal year 2008, implementation services were determined to be essential to the software because the implementation services were generally not available from other third party vendors. By the beginning of fiscal year 2008, third party vendors were providing implementation services for ClaimCenter and it was concluded that implementation services generally were not essential to the functionality of the ClaimCenter software. By the beginning of fiscal year 2011, third party vendors were providing implementation services for PolicyCenter and BillingCenter and it was concluded that implementation services were generally no longer essential to the functionality of the PolicyCenter and BillingCenter software. In certain offerings sold as fixed fee arrangements, we recognize services revenues on a proportional performance basis as performance obligations are completed by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services.
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
If we cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was $3.2 million, $0.9 million and $0.4 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively, and for service revenues was $1.7 million, $0.9 million and $0.3 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
We recognize compensation expense related to stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of four years, and for those RSU awards granted prior to our IPO, a performance-based condition, which was satisfied 180 days after the completion of our IPO. If an employee terminates employment from us prior to the occurrence of the performance-based condition, the employee does not forfeit the RSUs to the extent the time-based vesting requirements were satisfied prior to termination. The awards expire 10 years from the grant date. We estimate the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized using the accelerated multiple option approach over the requisite service period, which is generally the vesting period of the respective awards. Compensation cost for RSUs is generally recognized over the time-based vesting period regardless of the occurrence of the performance-based condition noted above for awards granted prior to our IPO, since this condition was not subject to employment.

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
Recent Accounting Pronouncement
Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to present an unrecognized tax benefit ("UTB"), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. We do not expect this guidance to have a material impact on our consolidated financial statements.
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

	Fiscal years ended July 31,
	2013	2012	2011
Revenues:	(in thousands)
License	$123,560	$97,136	$73,883
Maintenance	37,561	29,538	21,321
Services	139,528	105,387	77,268
Total revenues	300,649	232,061	172,472
Cost of revenues:
License	920	762	1,264
Maintenance	7,613	5,288	4,063
Services	123,210	85,360	63,017
Total cost of revenues	131,743	91,410	68,344
Gross profit:
License	122,640	96,374	72,619
Maintenance	29,948	24,250	17,258
Services	16,318	20,027	14,251
Total gross profit	168,906	140,651	104,128
Operating expenses:
Research and development	66,346	50,462	34,773
Sales and marketing	53,301	38,254	28,950
General and administrative	32,414	28,336	23,534
Litigation provision	—	—	10,000
Total operating expenses	152,061	117,052	97,257
Income from operations	16,845	23,599	6,871
Interest income, net	498	308	156
Other income (expenses), net	(131)	(728)	1,269
Income before provision for (benefit from) income taxes	17,212	23,179	8,296
Provision for (benefit from) income taxes	1,829	7,979	(27,262)
Net income	$15,383	$15,200	$35,558

Revenues:
License	41%	42%	43%
Maintenance	13	13	12
Services	46	45	45
Total revenues	100	100	100
Total cost of revenues	44	39	40
Total gross profit	56	61	60
Operating expenses:
Research and development	22	22	20
Sales and marketing	17	16	17
General and administrative	11	12	13
Litigation provision	—	—	6
Total operating expenses	50	50	56
Income from operations	6	11	4
Interest income, net	—	—	—
Other income (expenses), net	—	(1)	1
Income before provision for (benefit from) income taxes	6	10	5
Provision for (benefit from) income taxes	1	3	(16)
Net Income	5%	7%	21%

Comparison of the Fiscal Years Ended July 31, 2013 and 2012
Revenues

Please refer to Note 1 of Notes to Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Fiscal years ended July 31,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$123,560	41%	$97,136	42%	$26,424	27%
Maintenance	37,561	13	29,538	13	8,023	27
Services	139,528	46	105,387	45	34,141	32
Total revenues	$300,649	100%	$232,061	100%	$68,588	30%
License Revenues
The $26.4 million increase in license revenues during fiscal year 2013 was primarily driven by continued adoption of our PolicyCenter software, increased adoption of our BillingCenter and Suite software, and increased sales and marketing efforts in North America and Europe.

	Fiscal years ended July 31,
	2013		2012
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
License revenues:
Term	$112,863	91%	$74,869	77%	$37,994	51%
Perpetual	10,697	9	22,267	23	(11,570)	(52)
Total license revenues	$123,560	100%	$97,136	100%	$26,424	27%
The $38.0 million increase in term license revenues during fiscal year 2013 was driven by $32.0 million of additional revenues recognized during fiscal year 2013 from new orders, $5.8 million of additional revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during fiscal year 2013, and $2.7 million of revenues recognized due to timing of invoicing and corresponding due dates. In addition, there were $0.9 million of additional revenues recognized when VSOE of fair value of maintenance was established for one customer during fiscal year 2013. These increases were partially offset by a decrease of $2.5 million of revenues recognized due to completion of project implementations in prior periods, and a decrease of $1.1 million of revenues recognized for one customer that exercised a perpetual buyout option in the prior period.
The $11.6 million decrease in perpetual license revenues during fiscal year 2013 was primarily driven by new customers increasingly signing term license agreements in the current period. This decrease was net of a $3.0 million increase in revenues related to new orders, and $2.5 million of revenues recognized for one customer from milestone billing upon completion of a project.
Our perpetual license revenues are not consistent from period to period.

Maintenance Revenues
The $8.0 million increase in maintenance revenues was primarily driven by $6.8 million of additional revenues recognized from new and existing orders, and $1.1 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the period.
Services Revenues
The $34.1 million increase in service revenues was primarily driven by an additional $29.4 million of revenues related to implementation of our software. Included in this increase is $1.7 million of revenues recognized when reliable estimates were obtained for one customer during the prior period, $4.0 million of revenues recognized upon completion of implementation projects continued from prior fiscal years, and $0.7 million of revenues recognized when VSOE of fair value of maintenance established for one customer during fiscal year 2013. In addition, an increase of $2.5 million was recognized related to training and an increase of $2.2 million in revenues were recognized related to reimbursable travel expenses.
Deferred Revenues

	As of July 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license revenues	$14,435	$25,766	$(11,331)	(44)%
Deferred maintenance revenues	22,017	21,536	481	2
Deferred services revenues	4,744	8,214	(3,470)	(42)
Total deferred revenues	$41,196	$55,516	$(14,320)	(26)%
The $11.3 million decrease in deferred license revenues was primarily driven by $5.8 million of revenues recognized from existing orders entered into in prior fiscal years where we attained the required revenue recognition criteria during fiscal year 2013, of which $3.2 million was due to obtainment of reliable estimates for one customer. In addition, $5.2 million of revenues were recognized during fiscal year 2013 related to implementation projects completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE, $1.4 million of revenues recognized from prior fiscal year orders and $0.9 million of revenues recognized when VSOE of fair value of maintenance was established for one customer during fiscal year 2013. This decrease was partially offset by $2.0 million of deferred license billings for new deals during fiscal year 2013, including $0.9 million deferred due to lack of attainment of revenue recognition criteria as of July 31, 2013.
The $0.5 million increase in deferred maintenance revenues during fiscal year 2013 was primarily driven by $1.6 million of revenues deferred for billings of new and existing orders during fiscal year 2013, partially offset by $1.1 million of revenues recognized upon attainment of revenue recognition criteria during fiscal year 2013.
The $3.5 million decrease in deferred services revenues was primarily driven by $4.0 million of revenues recognized related to an implementation project completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE. Further, $1.7 million of revenues were recognized upon obtainment of reliable estimates for one customer during fiscal year 2013 and $0.7 million of revenues were recognized when VSOE of fair value of maintenance was established for one customer during fiscal year 2013. This decrease was partially offset by $1.2 million of services revenues deferred during fiscal year 2013 due to lack of attainment of revenue recognition and $2.0 million of services revenues deferred for contracts where revenue is recognized based on completion of a services performance obligation during the period.
Included in our deferred revenues as of July 31, 2013 is $1.8 million of deferred revenue for one customer that is subject to refund in the event of nonperformance of certain project implementation milestones. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.

Cost of Revenues and Gross Profit

	Fiscal years ended July 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Cost of revenues:
License	$920	$762	$158	21%
Maintenance	7,613	5,288	2,325	44
Services	123,210	85,360	37,850	44
Total cost of revenues	$131,743	$91,410	$40,333	44%
Includes stock-based compensation of:
Cost of maintenance revenues	$1,217	$379	$838
Cost of services revenues	12,493	3,741	8,752
Total	$13,710	$4,120	$9,590
The $40.3 million increase in cost of revenues was primarily due to a 30% increase in revenues for fiscal year 2013. The increased costs were primarily driven by an increase of $16.8 million in personnel-related expenses as a result of 146 additional employees hired during fiscal year 2013 primarily to provide implementation services to our customers, a $9.6 million increase in stock-based compensation expenses, $8.4 million increase in billable expenses and third-party consultant costs and a $5.6 million increase in non-billable travel related expenses, professional services and administrative expenses.
We expect our cost of revenues to increase in absolute dollars in future periods to provide additional implementation services to our growing customer base.

	Fiscal years ended July 31,
	2013		2012		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License	$122,640	99%	$96,374	99%	$26,266	27%
Maintenance	29,948	80	24,250	82	5,698	23
Services	16,318	12	20,027	19	(3,709)	(19)
Total gross profit	$168,906	56%	$140,651	61%	$28,255	20%
Gross profit increased by $28.3 million primarily due to increased license revenues during fiscal year 2013. Gross margin decreased to 56% for fiscal year 2013 from 61% for fiscal year 2012, primarily due to the increase in lower gross margin services revenues as a percentage of total revenues. The decrease in services margin in the current fiscal year is due to the increases in personnel-related expenses and stock-based compensation expenses discussed above, which outpaced the increase in revenues.
We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.

Operating Expenses

	Fiscal years ended July 31,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$66,346	22%	$50,462	22%	$15,884	31%
Sales and marketing	53,301	17	38,254	16	15,047	39
General and administrative	32,414	11	28,336	12	4,078	14
Total operating expenses	$152,061	50%	$117,052	50%	$35,009	30%
Includes stock-based compensation of:
Research and development	$9,131		$3,759		$5,372
Sales and marketing	5,970		2,936		3,034
General and administrative	9,588		7,443		2,145
Total	$24,689		$14,138		$10,551

The $35.0 million increase in operating expenses was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, travel-related costs and marketing programs, professional services costs including consulting and other professional service costs, as a result of hiring 166 additional employees during fiscal year 2013 in these functional areas.
We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.
Research and Development
The $15.9 million increase in research and development expenses was primarily due to an increase of $6.8 million in personnel-related expenses as a result of 75 additional employees during fiscal year 2013, a $5.4 million increase in stock-based compensation and a $3.7 million increase in operational and other professional services expenses.
Sales and Marketing
The $15.0 million increase in sales and marketing expenses was primarily due to a $6.6 million increase in personnel-related expenses primarily as a result of 55 additional employees during fiscal year 2013, a $3.0 million increase in stock-based compensation, a $2.7 million increase in employee travel costs, marketing programs and professional services, and a $2.7 million increase in operational costs.
General and Administrative
The $4.1 million increase in general and administrative expenses was primarily due to a $4.0 million increase in personnel-related expenses primarily as a result of 36 additional employees during fiscal year 2013, a $2.1 million increase in stock-based compensation, and a $1.6 million increase in professional services. These increases were offset by a $3.6 million decrease in operational expenses.
Other Income (Expense)

	Fiscal years ended July 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income, net	$498	$308	$190	*
Other expense, net	(131)	(728)	597	*
Total	$367	$(420)	$787	*

*	Not meaningful

Interest Income, Net
Interest income increased by $0.2 million primarily due to higher interest income from the IPO proceeds and the investment of excess cash in fiscal year 2013.
Other Expense, Net
Other expense decreased by $0.6 million primarily due to lower currency exchange losses resulting from the U.S. dollar strengthening against the Australian dollar, Canadian dollar and British pound during fiscal year 2013 compared to fiscal year 2012.
Provision for Income Taxes
We recognized an income tax provision of $1.8 million for fiscal year 2013 compared to $8.0 million for fiscal year 2012. Our effective income tax rate decreased to 10.6% for fiscal year 2013 compared to 34.4% for fiscal year 2012, which was primarily due to the increase in tax credits.
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
Services Revenues
The $28.1 million increase in services revenues was primarily driven by an additional $25.0 million of revenues related to implementation of our software. Included in this increase is $1.6 million of revenue recognized upon attainment of definitive arrangement, $1.1 million of revenue recognized when VSOE of fair value of maintenance was established for one customer during fiscal year 2012, $1.0 million of revenue recognized upon completion of an implementation project for one of our customers and $0.6 million of revenues recognized upon attainment of reliable estimates during fiscal year 2012. An additional $2.8 million of revenues were recognized related to reimbursable travel expenses.
Deferred Revenues

	As of July 31,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license revenues	$25,766	$41,248	$(15,482)	(38)%
Deferred maintenance revenues	21,536	18,719	2,817	15
Deferred services revenues	8,214	13,828	(5,614)	(41)
Total deferred revenues	$55,516	$73,795	$(18,279)	(25)%

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

Cost of Revenues and Gross Profit

	Fiscal years ended July 31,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Cost of revenues:
License	$762	$1,264	$(502)	(40)%
Maintenance	5,288	4,063	1,225	30
Services	85,360	63,017	22,343	35
Total cost of revenues	$91,410	$68,344	$23,066	34%
Includes stock-based compensation of:
Cost of maintenance revenues	$379	$120	$259
Cost of services revenues	3,741	1,264	2,477
Total	$4,120	$1,384	$2,736
The $23.1 million increase in cost of revenues was primarily due to a 35% increase in revenues for fiscal year 2012. The increased costs were primarily driven by an increase of $11.8 million in personnel-related expenses as a result of 104 additional employees hired during fiscal year 2012 primarily to provide implementation services to our customers, a $5.4 million increase in billable expenses and third-party consultant costs, a $3.1 million increase in non-billable travel-related expenses, professional services and administrative expenses and a $2.7 million increase in stock-based compensation expenses.

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
* Not meaningful
The $19.8 million increase in operating expenses was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, professional services costs including consulting and other professional service cost, travel-related costs and marketing programs, as a result of hiring 85 additional employees during fiscal year 2012 in these functional areas. This increase was partially offset by the one-time charge of $10.0 million recognized during fiscal year 2011 related to litigation provision, as described in Note 5 to the Notes to Consolidated Financial Statements.
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

Interest Income, Net
Interest income increased by $0.2 million primarily due to higher interest income from the IPO proceeds.
Other Income (Expense), Net
Other income (expense) net decreased by $2.0 million primarily due to higher currency exchange losses resulting from the U.S. dollar strengthening against the Canadian dollar, British Pound and Euro during fiscal year 2012 compared to fiscal year 2011.
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
Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended July 31, 2013. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this prospectus, and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period. The following two tables present our unaudited quarterly consolidated statements of operations data first in dollars and then as a percentage of total revenues for the periods presented.

	Fiscal quarters ended
	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011
	(unaudited) (in thousands)
Revenues:
License	$49,078	$22,918	$30,752	$20,812	$28,930	$21,662	$25,729	$20,815
Maintenance	9,871	9,110	9,210	9,370	7,858	7,769	6,805	7,106
Services	37,961	36,222	32,226	33,119	30,801	27,564	22,563	24,459
Total revenues	96,910	68,250	72,188	63,301	67,589	56,995	55,097	52,380
Cost of revenues:
License	484	139	130	167	79	150	234	299
Maintenance	2,183	2,079	1,787	1,564	1,515	1,310	1,197	1,266
Services	34,139	33,774	29,471	25,826	25,612	22,513	19,310	17,925
Total cost of revenues (1)	36,806	35,992	31,388	27,557	27,206	23,973	20,741	19,490
Gross profit:
License	48,594	22,779	30,622	20,645	28,851	21,512	25,495	20,516
Maintenance	7,688	7,031	7,423	7,806	6,343	6,459	5,608	5,840
Services	3,822	2,448	2,755	7,293	5,189	5,051	3,253	6,534
Total gross profit	60,104	32,258	40,800	35,744	40,383	33,022	34,356	32,890
Operating expenses:
Research and development (1)	18,843	16,854	15,885	14,764	14,355	12,986	12,162	10,959
Sales and marketing (1)	16,621	11,915	12,389	12,376	13,286	8,409	9,198	7,361
General and administrative (1)	8,452	7,851	7,445	8,666	7,474	6,785	7,639	6,438
Total operating expenses	43,916	36,620	35,719	35,806	35,115	28,180	28,999	24,758
Income (loss) from operations	16,188	(4,362)	5,081	(62)	5,268	4,842	5,357	8,132
Interest income, net	139	137	132	90	88	107	73	40
Other income (expenses), net	(27)	(268)	23	141	(257)	164	(319)	(316)
Income (loss) before provision for (benefit from) income taxes	16,300	(4,493)	5,236	169	5,099	5,113	5,111	7,856
Provision for (benefit from) income taxes	4,195	(1,823)	(265)	(278)	1,551	1,964	1,420	3,044
Net income (loss)	$12,105	$(2,670)	$5,501	$447	$3,548	$3,149	$3,691	$4,812

(1)	Includes stock-based compensation as follows:

	Fiscal quarters ended
	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011
	(unaudited) (in thousands)
Stock based compensation expenses:
Cost of maintenance revenues	$303	$313	$340	$261	$108	$86	$113	$72
Cost of services revenues	3,288	3,150	3,439	2,616	1,093	907	1,055	686
Research and development	2,587	2,056	2,446	2,042	820	836	1,258	845
Marketing and sales	1,701	676	1,942	1,651	1,007	905	527	497
General and administrative	2,090	2,077	2,207	3,214	1,352	1,540	3,339	1,212
Total stock-based compensation expenses	$9,969	$8,272	$10,374	$9,784	$4,380	$4,274	$6,292	$3,312

	Fiscal quarters ended
	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011
	(unaudited)
	(percentage of total revenues)
Revenues:
License	51%	34%	42%	33%	43%	38%	47%	40%
Maintenance	10	13	13	15	12	13	12	14
Services	39	53	45	52	45	49	41	46
Total revenues	100	100	100	100	100	100	100	100
Total cost of revenues	38	52	44	44	40	42	38	37
Total gross profit (1)	62	48	56	56	60	58	62	63
Operating expenses:
Research and development	19	25	22	23	21	23	22	21
Sales and marketing	17	17	17	20	20	15	17	14
General and administrative	9	12	10	13	11	12	15	12
Total operating expenses	45	54	49	56	52	50	53	47
Income (loss) from operations	17	(6)	7	—	8	8	10	16
Interest income, net	—	—	—	—	—	—	—	—
Other income (expenses), net	—	(1)	—	—	(1)	—	—	(1)
Income (loss) before provision for (benefit from) income taxes	17	(7)	7	—	7	8	10	15
Provision for (benefit from) income taxes	5	(3)	(1)	(1)	2	3	3	6
Net income (loss)	12%	(4)%	8%	1%	5%	5%	7%	9%

(1)	The table below shows gross profit as a percentage of each component of revenues, referred to as gross margin:

	Fiscal quarters ended
	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011
	(unaudited) (gross margin by component of revenues)
Gross margin
License	99%	99%	100%	99%	100%	99%	99%	99%
Maintenance	78	77	81	83	81	83	82	82
Services	10	7	9	22	17	18	14	27
Total gross margin	62%	48%	56%	56%	60%	58%	62%	63%
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

Our revenue seasonality may fluctuate versus comparable prior periods or prior quarters within the same fiscal year based on when new orders are executed in the quarter and the payment terms of each order. Additionally, our revenue may fluctuate if our customers make an early payment of their annual fees. Our ability to renew existing contracts for multiple year terms versus annual automatic renewals may impact revenue recognition.
We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. However, in rare circumstances, our customers desire the ability to purchase our products on a perpetual license basis, resulting in an acceleration of revenue recognition. Milestone payments in a perpetual license order also cause seasonal variations.  Our perpetual license revenues are not consistent from period to period. In addition, a few of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. Reductions in perpetual licenses in future periods could cause adverse period-to-period comparisons of our financial results.
In addition, because we price our products based on the amount of DWP that will be managed by our solutions, license revenues from each customer may fluctuate up or down based upon insurance policies sold by the customer in the preceding year. If we enter into a new territory, our revenue recognition pattern may change, depending on the contractual terms and local laws and regulations.
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
Our gross profit in absolute dollars varied from quarter to quarter in the quarters presented. Our cost to maintain our infrastructure is generally fixed within a given quarter. Therefore, when applied against our generally fixed costs, higher revenues in a quarter result in higher overall gross profits.
In most of the quarters presented, our operating expenses increased as a result of an increase in the number of total employees. From July 31, 2011 to July 31, 2013, we have added 501 additional employees in order to drive our sales efforts and increase our technical support, services, research and development and administrative personnel to support our growth.
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
General and administrative expenses in absolute dollars increased sequentially in every quarter presented except for the quarters ended April 30, 2012 and January 31, 2013. Increases were primarily a result of increasing headcount to support the growth of our business. General and administrative expenses varied as a percentage of revenues due to the timing of revenues recognized and the timing of professional service fees.
During the first three quarters of fiscal 2013, we recorded an income tax benefit primarily resulting from the reinstatement of federal research and development credits, the benefit from incentive stock option (ISO) tax deductions, and permanent differences related to stock-based compensation.

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
Liquidity and Capital Resources
Cash flows provided by operating activities were $32.5 million, $17.1 million and $27.7 million during the years ended July 31, 2013, 2012 and 2011, respectively. The year ended July 31, 2012 included the payment by us of a $10.0 million litigation settlement payment. We had capital expenditures of $9.2 million, $5.6 million and $2.8 million for the years ended July 31, 2013, 2012 and 2011, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. As of July 31, 2013, 2012 and 2011, we had $79.8 million, $205.7 million and $59.6 million of cash and cash equivalents, respectively, and working capital of $135.3 million, $169.3 million and $12.5 million, respectively.
We experienced positive cash flows from operations during fiscal years 2013, 2012 and 2011. Our cash flows from operations are significantly impacted by timing of revenues, bonus payments and collections of accounts receivable, as well as by changes in deferred taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased orders in our fourth fiscal quarter. As such, we believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenues growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$32,547	$17,094	$27,686
Net cash used in investing activities	(148,913)	(3,296)	(8,310)
Net cash provided by (used in) financing activities	(8,621)	133,007	931
Cash Flows from Operating Activities
Net cash provided by operating activities increased in fiscal year 2013 from fiscal year 2012 primarily due to net income that remained flat and a $20.1 million increase in stock-based compensation expenses, as well as a $10.0 million litigation settlement payment in fiscal year 2012 which did not recur. These increases were partially offset by increases in deferred tax assets in fiscal year 2013, whereas deferred tax assets were being utilized in fiscal year 2012. Additionally, excess tax benefits increased by $2.1 million in fiscal year 2013 compared to fiscal year 2012.

Net cash provided by operating activities decreased in fiscal year 2012 from fiscal year 2011 primarily due to a $20.4 million decrease in net income, which was partially offset by an increase of $11.6 million in stock-based compensation expenses. Fiscal year 2011 also included the release of a deferred tax valuation allowance, which did not recur in fiscal year 2012, and large revenue deferrals. Fiscal year 2012 saw the release of significant deferred revenues due to the attainment of revenue recognition criteria.

Cash Flows from Investing Activities
Our investing activities consist primarily of purchase and sales of short-term and long-term investments, capital expenditures to purchase property and equipment, and changes in our restricted cash. In the future, we expect we will continue to invest in capital expenditures to support our expanding operations.
Net cash used in investing activities increased in fiscal year 2013 from fiscal year 2012 primarily due to the investment of excess cash after our IPO. Net purchases of available-for-sale securities were $128.5 million. Additionally, fiscal year 2013 included the acquisition of Millbrook, Inc. for $14.7 million, and an increase in capital expenditures driven by the final payments related to our headquarters move which were accrued as of July 31, 2012.
Net cash used in investing activities decreased in fiscal year 2012 from fiscal year 2011 primarily due to the release of restricted cash during fiscal year 2012 compared to the receipt of restricted cash in fiscal year 2011. This was partially offset by increased capital expenditures related to our new headquarters.
Cash Flows from Financing Activities
Our financing activities consist primarily of cash receipts from the exercise of stock options, payments of taxes withheld from vesting of RSUs and excess tax benefits realized on the exercise or release of each of these items. In fiscal year 2012, we received net inflows of cash from financing activities related to public offerings, which we do not expect to recur.
Net cash from financing activities decreased from cash provided by financing activities to net cash used in financing activities. This was primarily due to the receipt of $143.4 million of proceeds from our IPO and follow-on public offering in fiscal year 2012, which was partially offset by $3.5 million of costs paid in connection with these offerings. In addition, fiscal year 2013 payments of taxes related to RSUs vesting increased by $7.9 million. These decreases of cash were partially offset by $4.1 million of increased proceeds from option exercises, and $2.1 million of excess tax benefits recognized related to our stock-based compensation transactions.
Net cash from financing activities increased in fiscal year 2012 from fiscal year 2011 primarily due to our IPO and follow-on public offerings of $143.4 million, partially offset by the $3.5 million of costs associated with the offerings. Additionally, proceeds from exercise of stock options increased by $4.1 million, partially offset by $12.4 million in taxes related to RSU vesting.
Anticipated Cash Flows
We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, research and development, for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage infrastructure costs.
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

Contractual Obligations
The following summarizes our contractual obligations as of July 31, 2013:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$4,967	$9,590	$9,459	$4,828	$28,844
Royalty obligations (2)	429	519	—	—	948
Purchase commitments (3)	296	183	—	—	479
Total	$5,692	$10,292	$9,459	$4,828	$30,271

(1)	Operating lease agreements primarily represent our obligations to make payments under our non-cancelable lease agreements for our corporate headquarters and offices through 2019.

(2)	Royalty obligations primarily represent our obligations under our non-cancelable agreements related to certain revenue-generating agreements.

(3)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

As of July 31, 2013, we had unrecognized tax benefits of $6.7 million associated with our U.S. federal and California research and development tax credits. We are unable to estimate when any cash settlement with a taxing authority might occur.
Off-Balance Sheet Arrangements
Through July 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term and long-term investments as of July 31, 2013 and cash, cash equivalents and restricted cash as of July 31, 2012. Our cash and cash equivalents, restricted cash and investments as of July 31, 2013 and 2012 were $207.9 million and $209.4 million, respectively, and consisted primarily of cash, corporate bonds, agency debt securities, commercial paper, money market funds, and municipal debt securities with maturities of up to two years from the date of purchase as of July 31, 2013, and consisted primarily of cash, money market funds, and certificates of deposit with maturities of up to two years from the date of purchase as of July 31, 2012. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British pound and Japanese yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have entered into one foreign currency hedging contract, but may consider entering into more such contracts in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8.	Financial Statements and Supplemental Data

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Guidewire Software, Inc.:

We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2013. We also have audited the Company's internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidewire Software, Inc. and subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
Santa Clara, California
September 26, 2013

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2013	July 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,767	$205,718
Short-term investments	76,932	—
Restricted cash, current	167	3,726
Accounts receivable	40,885	32,313
Deferred tax assets, current	2,897	13,442
Prepaid expenses and other current assets	9,445	7,266
Total current assets	210,093	262,465
Long-term investments	51,040	—
Property and equipment, net	12,914	11,924
Intangible assets, net	6,879	—
Deferred tax assets, noncurrent	21,091	9,313
Goodwill	9,048	—
Other assets	1,205	545
TOTAL ASSETS	$312,270	$284,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,517	$9,781
Accrued employee compensation	26,302	26,502
Deferred revenues, current	37,351	52,947
Other current liabilities	4,614	3,957
Total current liabilities	74,784	93,187
Deferred revenues, noncurrent	3,845	2,569
Other liabilities	5,212	4,529
Total liabilities	83,841	100,285
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2013 and 2012, respectively; 57,909,277 and 53,956,608 shares issued and outstanding as of July 31, 2013 and 2012, respectively	6	5
Additional paid-in capital	237,769	207,624
Accumulated other comprehensive loss	(1,558)	(496)
Accumulated deficit	(7,788)	(23,171)
Total stockholders’ equity	228,429	183,962
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,270	$284,247
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2013	2012	2011
Revenues:
License	$123,560	$97,136	$73,883
Maintenance	37,561	29,538	21,321
Services	139,528	105,387	77,268
Total revenues	300,649	232,061	172,472
Cost of revenues:
License	920	762	1,264
Maintenance	7,613	5,288	4,063
Services	123,210	85,360	63,017
Total cost of revenues	131,743	91,410	68,344
Gross profit:
License	122,640	96,374	72,619
Maintenance	29,948	24,250	17,258
Services	16,318	20,027	14,251
Total gross profit	168,906	140,651	104,128
Operating expenses:
Research and development	66,346	50,462	34,773
Sales and marketing	53,301	38,254	28,950
General and administrative	32,414	28,336	23,534
Litigation provision	—	—	10,000
Total operating expenses	152,061	117,052	97,257
Income from operations	16,845	23,599	6,871
Interest income, net	498	308	156
Other income (expenses), net	(131)	(728)	1,269
Income before provision for (benefit from) income taxes	17,212	23,179	8,296
Provision for (benefit from) income taxes	1,829	7,979	(27,262)
Net income	$15,383	$15,200	$35,558
Earnings per share:
Basic	0.27	0.29	0.83
Diluted	0.25	0.25	0.76
Shares used in computing earnings per share:
Basic	56,331,018	34,774,983	14,064,055
Diluted	61,943,087	41,509,185	17,763,859
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal years ending July 31,
	2013	2012	2011
Net income	$15,383	$15,200	$35,558
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,086)	(287)	128
Unrealized gains on available-for-sale securities	24	—	—
Other comprehensive income (loss)	(1,062)	(287)	128
Comprehensive income	14,321	14,913	35,686
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2010	25,357,721	$36,500	13,772,656	$1	$12,620	$(337)	$(73,929)	$(25,145)
Issuance of common stock upon exercise of stock options	—	—	649,901	—	931	—	—	931
Stock-based compensation	—	—	—	—	6,680	—	—	6,680
Net income	—	—	—	—	—		35,558	35,558
Foreign currency translation adjustment	—	—	—	—	—	128	—	128
Balance as of July 31, 2011	25,357,721	36,500	14,422,557	1	20,231	(209)	(38,371)	18,152
Proceeds from issuance of common stock in connection with public offerings, net of underwriting discounts and commission	—	—	10,927,500	1	143,385	—	—	143,386
Costs incurred in connection with public offerings	—	—	—	—	(3,502)	—	—	(3,502)
Conversion of preferred stock to common stock	(25,357,721)	(36,500)	25,357,721	3	36,497	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,211,967	—	5,067	—	—	5,067
Issuance of common stock upon RSU release, net of shares withheld for taxes	—	—	1,018,228	—	(12,798)	—	—	(12,798)
Repurchase of unvested common stock	—	—	(3,005)	—	—	—	—	—
Conversion of warrants to common stock	—	—	21,640	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,258	—	—	18,258
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	—	—	486	—	—	486
Net income	—	—	—	—	—	—	15,200	15,200
Foreign currency translation adjustment	—	—	—	—	—	(287)	—	(287)
Balance as of July 31, 2012	—	—	53,956,608	5	207,624	(496)	(23,171)	183,962
Issuance of common stock upon exercise of stock options	—	—	2,904,248	1	9,123	—	—	9,124
Issuance of common stock upon RSU release, net of shares withheld for taxes	—	—	1,048,421	—	(19,963)	—	—	(19,963)
Stock-based compensation	—	—	—	—	38,399	—	—	38,399
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	—	—	2,586	—	—	2,586
Net income	—	—	—	—	—	—	15,383	15,383
Foreign currency translation adjustment	—	—	—	—	—	(1,086)	—	(1,086)
Unrealized gains on available-for-sale securities	—	—	—	—	—	24	—	24
Balance as of July 31, 2013	—	$—	57,909,277	$6	$237,769	$(1,558)	$(7,788)	$228,429
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,383	$15,200	$35,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,821	2,917	2,226
Stock-based compensation	38,399	18,258	6,680
Excess tax benefit from exercise of stock options and vesting of RSUs	(2,586)	(486)	—
Deferred tax assets	(3,901)	5,362	(28,117)
Other noncash items affecting net income	554	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,478)	(9,325)	(6,284)
Prepaid expenses and other assets	(2,690)	(2,442)	(2,674)
Accounts payable	355	1,059	577
Accrued employee compensation	164	8,246	413
Other liabilities	4,574	(3,907)	7,537
Deferred revenues	(14,048)	(17,788)	11,770
Net cash provided by operating activities	32,547	17,094	27,686
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(212,035)	—	—
Sales and maturities of available-for-sale securities	83,567	—	—
Acquisition, net of cash acquired	(14,749)	—	—
Purchase of property and equipment	(9,228)	(5,619)	(2,776)
Decrease (increase) in restricted cash	3,532	2,323	(5,534)
Net cash used in investing activities	(148,913)	(3,296)	(8,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	9,123	5,067	931
Taxes remitted on RSU awards vested	(20,330)	(12,430)	—
Proceeds from issuance of common stock in connection with stock offerings, net of underwriting discounts and commission	—	143,386	—
Costs paid in connection with stock offerings	—	(3,502)	—
Excess tax benefit from exercise of stock options and vesting of RSUs	2,586	486	—
Net cash provided by (used in) financing activities	(8,621)	133,007	931
Effect of foreign exchange rate changes on cash and cash equivalents	(964)	(712)	1,907
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(125,951)	146,093	22,214
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	205,718	59,625	37,411
CASH AND CASH EQUIVALENTS—END OF YEAR	$79,767	$205,718	$59,625
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$7	$53
Cash paid for income taxes	$2,266	$2,058	$2,207
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Conversion of convertible preferred stock and warrants into common stock upon initial public offering	$—	$36,506	$—
Accruals for purchase of property & equipment	$693	$4,387	$—
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
The Company offers a suite of applications to enable core property and casualty (“P&C”) insurance operations comprised of the following products: PolicyCenter, ClaimCenter and BillingCenter, as well as other newer product initiatives. The Company also provides maintenance support and provides professional services to the extent requested by its customers.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, valuation of intangible assets, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
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

Cash, Cash Equivalents, Investments and Restricted Cash
Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of short-term investments with an investment rating of either of the following: Moody's of A3 or higher, or by Standard & Poor's of A- or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”). Restricted cash is held in certificates of deposit pursuant to lease agreements, and, in prior periods, pursuant to secured letter of credit agreements as well. The Company classifies investments as short-term when they have remaining contractual maturities of less than one year from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date.
The Company's investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price.
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
Product Development Costs
Certain software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through July 31, 2013, costs incurred subsequent to the establishment of technological feasibility have been immaterial, and therefore, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations as incurred.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill
The Company evaluates its long-lived assets, consisting of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the assets over the estimated fair value of the assets. The Company has not written down any of its long-lived assets as a result of impairment during any of the periods presented.
The Company tests goodwill for impairment annually during the third fiscal quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Accounting Standards Update 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.
In performing the qualitative assessment, we would consider events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit's net assets and changes in the price of our common stock. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.

If the two-step goodwill test is performed, we would evaluate and test our goodwill for impairment at a reporting-unit level using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the calculated fair value of the goodwill.
We acquired goodwill during the fourth quarter of fiscal 2013. We did not recognize any goodwill impairment losses in fiscal 2013.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions with investment grade ratings.
No customer accounted for 10% or more of the Company’s revenues for the years ended July 31, 2013, 2012 and 2011. The Company had one customer and no customers that accounted for 10% of total accounts receivable as of July 31, 2013 and 2012, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
The Company performs ongoing credit evaluations of its customers. Accounts receivable are recorded at invoiced amounts, net of the Company’s estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. In cases where the Company is aware of circumstances that may impair a specific purchaser’s ability to meet their financial obligations, the Company records a specific allowance against amounts due from the customer and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. There is judgment involved with estimating the Company’s allowance for doubtful accounts and if the financial condition of its customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company’s accounts receivable are not collateralized by any security. The Company has had no allowance for doubtful accounts or bad debt expense in the periods presented in this Annual Report on Form 10-K.
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
When implementation services are sold with a license arrangement, we evaluate whether those services are essential to the functionality of the software. Prior to fiscal year 2008, implementation services were determined to be essential to the software because the implementation services were generally not available from other third party vendors. By the beginning of fiscal year 2008, third party vendors were providing implementation services for ClaimCenter and it was concluded that implementation services generally were not essential to the functionality of the ClaimCenter software. By the beginning of fiscal year 2011, third party vendors were providing implementation services for PolicyCenter and BillingCenter and it was concluded that implementation services generally were no longer essential to the functionality of the PolicyCenter and BillingCenter software. In certain offerings sold as fixed fee arrangements, the Company recognizes services revenues on a proportional performance basis as performance obligations are completed by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services.
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
If the Company cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was $3.2 million, $0.9 million and $0.4 million for the years ended July 31, 2013, 2012 and 2011, respectively, and for service revenues was $1.7 million, $0.9 million and $0.3 million for the years ended July 31, 2013, 2012 and 2011, respectively.
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
Advertising Costs
Advertising costs are expensed as incurred and amounted to approximately $0.1 million, $0.1 million and $0.3 million during the years ended July 31, 2013, 2012 and 2011, respectively.
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

Earnings per Share

For the year ended July 31, 2013, the Company calculated basic earnings per share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents.

For the years ended July 31, 2012 and 2011, the Company’s basic and diluted earnings per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in dividends with the common stock (“participating securities”), to compute the earnings per share attributable to common stockholders. The Company determined that it had participating securities in the form of noncumulative convertible preferred stock for the periods up to their conversion immediately prior to the closing of the Company’s IPO on January 30, 2012 when all convertible preferred stock was converted to common stock.

The two-class method requires that the Company calculate the earnings per share using net income attributable to the common stockholders, which will differ from the Company’s net income. Net income attributable to the common stockholders is generally equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period. The basic earnings per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and restricted stock units are considered to be common stock equivalents.
Recent Accounting Pronouncement
Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to present an unrecognized tax benefit ("UTB"), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. We do not expect this guidance to have a material impact on our consolidated financial statements.

2. Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$37,087	$21	$(4)	$37,104
Asset-backed securities	4,522	—	(1)	4,521
Commercial paper	35,777	11	(1)	35,787
Corporate bonds	63,281	23	(14)	63,290
Foreign government bonds	776	—	(1)	775
Money market funds	33,216	—	—	33,216
Municipal debt securities	9,105	4	(14)	9,095
Total	$183,764	$59	$(35)	$183,788

	July 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Money market funds	$105,107	$—	$—	$105,107
Certificates of deposit	3,726	—	—	3,726
Total	$108,833	$—	$—	$108,833
The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	July 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. government agencies	$6,697	$(4)	$—	$—	$6,697	$(4)
Asset-backed securities	768	(1)	—	—	768	(1)
Commercial paper	1,597	(1)	—	—	1,597	(1)
Corporate bonds	18,902	(14)	—	—	18,902	(14)
Foreign government bonds	775	(1)	—	—	775	(1)
Municipal debt securities	6,911	(14)	—	—	6,911	(14)
Total	$35,650	$(35)	$—	$—	$35,650	$(35)

As of July 31, 2013, the Company had 27 investments in an unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at July 31, 2013 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair market value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Upon sale, amounts of gains and losses reclassified into earnings are determined based on specific identification of the securities sold. No gains or losses were realized from sales of securities in the periods presented.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of July 31, 2013:

	Expected maturities for the year ending July 31,
	2014	2015	Thereafter	Total
	(in thousands)
U.S. agency securities	$9,097	$28,007	$—	$37,104
Asset-backed securities	2,421	2,100	—	4,521
Commercial paper	35,787	—	—	35,787
Corporate bonds	49,575	13,715	—	63,290
Foreign government bonds	775	—	—	775
Money market funds	33,216	—	—	33,216
Municipal debt securities	1,877	7,218	—	9,095
Total	$132,748	$51,040	$—	$183,788

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
Level 1-Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2-Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and
Level 3-Unobservable inputs that are supported by little or no market activity, which require the Company to develop its own assumptions.
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
We did not own any Level 3 financial assets or liabilities as of July 31, 2013 or 2012.

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	July 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$20,597	$—	$20,597
Corporate bonds	—	2,003	—	2,003
Money market funds	33,216	—	—	33,216
Short-term investments:
U.S. agency securities	—	9,097	—	9,097
Asset-backed securities	—	2,421	—	2,421
Commercial paper	—	15,190	—	15,190
Corporate bonds	—	47,572	—	47,572
Foreign government bonds	—	775	—	775
Municipal debt securities	—	1,877	—	1,877
Long-term investments:
U.S. agency securities	—	28,007	—	28,007
Asset-backed securities	—	2,100	—	2,100
Corporate bonds	—	13,715	—	13,715
Municipal debt securities	—	7,218	—	7,218
Total assets	$33,216	$150,572	$—	$183,788

	July 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Money market funds	$105,107	$—	$—	$105,107
Certificates of deposit	3,726	—	—	3,726
Total assets	$108,833	$—	$—	$108,833

3. Balance Sheet Components
Property and Equipment
Property and equipment consist of the following:

	July 31, 2013	July 31, 2012
	(in thousands)
Computer hardware	$8,820	$8,125
Software	4,460	3,599
Furniture and fixtures	2,666	1,854
Leasehold improvements	6,536	5,600
Total property and equipment	22,482	19,178
Less accumulated depreciation	(9,568)	(7,254)
Property and equipment, net	$12,914	$11,924
As of July 31, 2013 and 2012, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $4.5 million, $2.6 million and $1.5 million during the years ended July 31, 2013, 2012 and 2011, respectively.

Goodwill and Intangible Assets

The following table presents changes in the carrying amount of goodwill:

Total
(in thousands)
Goodwill, July 31, 2012	$—
Acquired goodwill	9,048
Goodwill, July 31, 2013	$9,048

Refer to Note 10, Acquisition, for further details on goodwill acquired during the period.

Intangible assets consist of the following:

July 31, 2013
(in thousands)
Acquired technology:
Cost	$7,200
Accumulated amortization	(321)
Net	$6,879

Amortization expense was $0.3 million, $0.3 million and $0.7 million during the years ended July 31, 2013, 2012 and 2011, respectively. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
Fiscal Year Ending July 31,	(in thousands)
2014	$1,440
2015	1,440
2016	1,440
2017	1,440
2018	1,119
Thereafter	—
Total	$6,879

Accrued Employee Compensation
Accrued employee compensation consists of the following:

	July 31, 2013	July 31, 2012
	(in thousands)
Accrued bonuses	$13,072	$12,718
Accrued commission	2,043	4,068
Accrued vacation	7,335	5,684
Payroll accruals	3,852	4,032
Total	$26,302	$26,502
4. Net Income per Share
The following table sets forth the computation of the Company’s basic and diluted net income per share for the years ended July 31, 2013, 2012 and 2011:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
Net income	$15,383	$15,200	$35,558
Non-cumulative dividends to preferred stockholders	—	(1,574)	(3,291)
Undistributed earnings allocated to preferred stockholders	—	(3,544)	(20,568)
Net income, basic	15,383	10,082	11,699
Adjustments to net income for dilutive options and restricted stock options	—	467	1,747
Net income, diluted	$15,383	$10,549	$13,446
Net income per share:
Basic	$0.27	$0.29	$0.83
Diluted	$0.25	$0.25	$0.76

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands, except share and per share amounts)
Denominator:
Weighted average shares used in computing net income per share:
Basic	56,331,018	34,774,983	14,064,055
Weighted average effect of diluted stock options	3,428,972	4,380,549	2,682,215
Weighted average effect of dilutive restricted stock units	2,183,097	2,323,787	1,010,622
Weighted average effect of dilutive stock warrants (1)	—	29,866	6,967
Diluted	61,943,087	41,509,185	17,763,859

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Fiscal years ended July 31,
	2013	2012	2011
Stock options to purchase common stock	320,325	329,671	1,975,982
Restricted stock units	57,829	86,273	163,031
5. Commitments and Contingencies
The following table presents a summary of the Company’s contractual obligations and commitments as of July 31, 2013:

	Lease Obligations	Royalty Obligations (1)	Purchase Commitments (2)	Total
Fiscal Year Ending July 31,	(in thousands)
2014	$4,967	$429	$296	$5,692
2015	4,778	414	183	5,375
2016	4,812	105	—	4,917
2017	4,693	—	—	4,693
2018	4,766	—	—	4,766
Thereafter	4,828	—	—	4,828
Total	$28,844	$948	$479	$30,271

(1)	Royalty obligations primarily represent our obligations under our non-cancelable agreements related to software used in certain revenue-generating agreements.

(2)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancelable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

Leases
The Company leases certain facilities and equipment under operating leases. The Company entered into an operating lease agreement in September 2007 for its corporate headquarters in California that expired in July 2012. In connection with the lease, the Company opened a letter of credit which expired upon the expiration of the lease in July 2012. On November 23, 2009, the Company entered into a sublease agreement for additional conference space expiring in July 2012. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its new corporate headquarters, located in Foster City, California, for approximately 97,674 square feet of space commencing August 1, 2012. In connection with the new lease, the Company opened an unsecured letter of credit with Silicon Valley Bank for $1.2 million.
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $5.3 million, $4.0 million and $2.3 million during the years ended July 31, 2013, 2012 and 2011, respectively. This expense is net of sublease income of $1.2 million for each of the years ended July 31, 2012 and 2011.

Letters of Credit
In addition to the unsecured letter of credit noted above, the Company had no and three outstanding letters of credit required by certain customers to secure contractual commitments and prepayments as of July 31, 2013 and 2012, respectively. Certain of these letters of credit were fully secured by cash balances, which were classified as restricted cash in our consolidated balance sheets as of July 31, 2012. In July 2012, the Company entered into an unsecured letter of credit agreement related to a customer arrangement for PLN 10.0 million (approximately $3.1 million as of July 31, 2013) to secure contractual commitments and prepayments. No amounts were outstanding under our unsecured letters of credit as of July 31, 2013 or July 31, 2012.
Legal Proceedings
In December 2007, Accenture Global Services GmbH and Accenture LLP (collectively, “Accenture”), a competitor, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court") (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture alleged infringement of U.S. Patent No. 7,013,284 (the “ '284 patent”), among others, by our products; trade-secret misappropriation; and tortious interference with business relations. Accenture sought damages and an injunction. The Company denied Accenture's claims, and asserted counterclaims seeking a declaration that our products do not infringe the patents, that the patents are invalid and that the '284 patent is unenforceable. We also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation. On May 31, 2011, the Delaware Court granted the Company's motion for summary judgment finding that Accenture's '284 patent is invalid. In July 2011, Accenture filed an appeal to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) of the Delaware Court's judgment of invalidity of the '284 patent.
In October 2011, the Company agreed with Accenture to resolve all outstanding litigation concerning their respective insurance claims management software. As part of the settlement, the parties agreed to a royalty free cross license of all then-current patents and patent applications. In connection with the settlement, the Company has paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s appeal regarding the validity of its ‘284 patent. On September 5, 2013, the Appeals Court ruled in the Company's favor, affirming the decision of the District Court and holding the '284 patent invalid. Accenture may still request United States Supreme Court review or rehearing by the full Federal Circuit sitting en banc, and, if Accenture is allowed to appeal and is ultimately successful, then the Company has agreed to pay Accenture an additional $20.0 million. Otherwise, no further payments would be due in connection with the settlement. The Company expensed the $10.0 million litigation provision in fiscal year 2011 as it believes that no future benefit is attributable to the cross license.
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
Indemnification
The Company sells software licenses and services to its customers under contracts (“Software License”). Each Software License contains the terms of the contractual arrangement with the customer and generally includes certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party. Software Licenses also indemnify the customer against losses, expenses, and liabilities from damages that may be assessed against the customer in the event the Company’s software is found to infringe upon such third party rights.
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of July 31, 2013 and 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6. Stockholders’ Equity and Stock-based Compensation
Stock-based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards is as follows:

	Fiscal years ended July 31,
	2013	2012	2011
Stock-based compensation expense:	(in thousands)
Cost of maintenance revenues	$1,217	$379	$120
Cost of services revenues	12,493	3,741	1,264
Research and development	9,131	3,759	1,372
Sales and marketing	5,970	2,936	903
General and administrative	9,588	7,443	3,021
Total stock-based compensation expense	38,399	18,258	6,680
Tax benefit from stock-based compensation	12,933	7,137	2,646
Total stock-based compensation expense, net of tax effect	$25,466	$11,121	$4,034

Stock-based compensation for the year ended July 31, 2013 includes $1.0 million of expense related to the modification of RSUs upon accelerated vesting terms for the retirement of one of the Company's officers, $1.0 million reversal of previously recognized expense for unvested awards upon termination of one of the Company's officers, and $1.7 million of expense for multiple performance-based awards which were mainly tied to fiscal year 2013 financial results. Amounts for the year ended July 31, 2012 include a stock compensation expense of $1.2 million related to service performed prior to the IPO for RSUs granted to the Company’s Chief Executive Officer whereby the performance condition for these grants was satisfied upon the Company’s IPO closing, and a $0.9 million related to a change in estimated forfeiture rate upon the IPO event.

As of July 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of July 31, 2013
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$41,135	1.3
Stock options	2,699	1.0
	$43,834
RSUs
RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2012	3,992,177	$8.00
Granted	2,024,221	33.68
Released	(1,623,182)	9.88
Canceled	(365,615)	17.72
Balance as of July 31, 2013	4,027,601	$19.27

The weighted average per share grant date fair value of RSUs granted during each of the fiscal years ended July 31, 2013, 2012 and 2011was $33.68, $13.65 and $4.70, respectively. The fair value of RSUs released during the years ended July 31, 2013, 2012 and 2011 was $56.2 million, $41.2 million and $0.0 million, respectively.
On March 9, 2011, the Company granted a series of three awards totaling 878,800 performance-based RSUs to its President and Chief Executive Officer. Each of these RSUs was subject to time-based vesting and performance vesting. In addition, each of the RSUs was subject to a separate performance condition, as follows:

•	The RSUs covering 502,200 shares of common stock were subject to satisfaction of an IPO of the Company’s equity securities, which occurred in January 2012;

•
The RSUs covering 251,100 shares of common stock were subject to full and final dismissal or final adjudication of certain specified litigation to the satisfaction of the Board, which occurred in July 2011; and

•	The RSUs covering 125,500 shares of common stock were subject to satisfaction of a pre-established revenue target for fiscal year 2012, which was satisfied upon close of fiscal year 2012.
Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2012	6,486,641	$3.74	6.1	$142,321
Granted	377,412	32.36
Exercised	(2,905,296)	3.12
Canceled	(195,529)	10.55
Balance as of July 31, 2013	3,763,228	$6.74	5.7	$139,315
Vested and expected to vest as of July 31, 2013	3,714,254	$6.56	5.7	$138,163
Exercisable as of July 31, 2013	3,413,948	$4.47	5.4	$134,139

(1)
Aggregate intrinsic value represents the difference between the exercise price of the option and the Company’s closing stock price of $43.76 and $25.66 on July 31, 2013 and July 31, 2012, respectively.

The options exercisable as of July 31, 2013 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $86.0 million, $31.2 million and $2.6 million for the years ended July 31, 2013, 2012 and 2011, respectively. The weighted average grant date fair value of options granted was $14.06, $4.51 and $3.46 for the years ended July 31, 2013, 2012 and 2011, respectively.

Additional information regarding options outstanding as of July 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Remaining Contractual Life (Years)	Exercise Price per Share	Number of Options Exercisable	Exercise Price per Share
$0.16—1.00	446,350	2.4	$0.54	446,350	$0.54
1.25—2.56	107,600	3.1	2.02	107,600	2.02
2.74	752,484	4.0	2.74	752,484	2.74
3.50	203,068	4.7	3.50	203,068	3.50
3.73	604,396	5.6	3.73	595,269	3.73
3.92	510,888	6.4	3.92	499,488	3.92
4.50—7.50	539,978	7.7	6.90	518,994	6.94
8.65—11.00	223,959	8.1	8.87	221,250	8.88
11.00--33.00	322,490	9.1	31.84	54,930	32.25
35.00 and over	52,015	9.3	36.42	14,515	35
	3,763,228	5.7	$6.74	3,413,948	$4.47

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

Summary of Assumptions—The fair value of the employee stock options were estimated on the grant dates using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal years ended July 31,
	2013	2012	2011
Expected life (in years)	5.1 - 6.1	5.3 - 6.3	6.03
Risk-free interest rate	0.6% - 1.2%	1.2% - 1.5%	1.9%
Expected volatility	45.1% - 48.7%	44.1% - 46.4%	46.1%
Expected dividend yield	—%	—%	—%
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

Convertible Preferred Stock
Upon the closing of the Company's IPO on January 30, 2012, all outstanding convertible preferred stock was converted into 25,357,721 shares of common stock on a one-to-one basis. As of July 31, 2013 and 2012, the Company was authorized to issue 25,000,000 shares of convertible preferred stock, respectively, with a par value of $0.0001 per share. As of July 31, 2013 and 2012, no shares of convertible preferred stock were issued and outstanding.

Common Stock Reserved for Future Issuance
As of July 31, 2013 and 2012, the Company was authorized to issue 500,000,000 common shares with a par value of $0.0001 per share, respectively, and 57,909,277 and 53,956,608 common shares were issued and outstanding, respectively. As of July 31, 2013 and 2012, the Company had reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	July 31, 2013	July 31, 2012
Exercise of stock options to purchase common stock	3,763,228	6,486,641
Vesting of restricted stock units	4,027,601	3,992,177
Issuances of shares available under stock plans	9,194,058	7,655,332
Total common stock reserved for issuance	16,984,887	18,134,150
Equity Incentive Plans
In February 2007, the Company’s board of directors (“Board”) adopted and the stockholders approved the 2006 Stock Plan (“2006 Plan”) as an amendment and restatement of the stockholder-approved 2002 Stock Option/Stock Issuance Plan, as amended, which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company and under which 13,920,757 shares had been reserved for issuance as of July 31, 2013.
In July 2009, the Board adopted and the stockholders approved the 2009 Stock Plan (“French Plan”). Under the French Plan, 31,000 shares had been reserved for issuance as of July 31, 2013. The number of shares exercised and issued under the French Plan reduced the corresponding number of shares available under the 2006 Plan.
In June 2010, the Board adopted and the stockholders approved the 2010 Restricted Stock Unit Plan (“2010 Plan”). As of July 31, 2013, the Company had reserved 3,908,028 shares of common stock for issuance under the 2010 Plan.
On September 14, 2011, the Board, upon the recommendation of the Compensation Committee of the Board (“Committee”), adopted the 2011 Stock Plan (“2011 Plan”), which was subsequently approved by the Company’s stockholders in January 2012. The 2011 Plan provides flexibility to the Committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company had initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. In addition, the number of shares remaining available for grant under the 2006 Plan and 2010 Plan immediately prior to the closing of the IPO were added to the shares available under the 2011 Plan. The number of shares remaining available for grant under the French Plan expired upon the IPO. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization. With the adoption of the 2011 Plan upon the completion of the Company’s IPO, both option and RSU grants now reduce the 2011 Plan reserve. As of July 31, 2013, the Company had reserved 11,760,300 shares of common stock for issuance under the 2011 Plan.
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

7. Income Taxes
The Company’s income before provision for income taxes for the years ended July 31, 2013, 2012 and 2011 is as follows:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands)
Domestic	$12,814	$17,033	$1,077
International	4,398	6,146	7,219
Income before provision for income taxes	$17,212	$23,179	$8,296
The provision for income taxes consists of the following:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands)
Current:
U.S. federal	$1,296	$—	$192
State	999	544	259
Foreign	3,479	1,522	404
Total current	5,774	2,066	855
Deferred:
U.S. federal	(3,416)	5,292	(24,322)
State	5	(266)	(3,326)
Foreign	(534)	887	(469)
Total deferred	(3,945)	5,913	(28,117)
Total provision for (benefit from) income taxes	$1,829	$7,979	$(27,262)
The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 35% during the years ended July 31, 2013, 2012 and 2011 as follows:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands)
Computed tax expense	$6,024	$8,113	$2,906
Nondeductible items and other	779	877	475
State taxes, net of federal benefit	(1,336)	(841)	477
Foreign income taxed at different rates	1,405	258	(2,593)
Tax credits	(7,199)	(1,356)	(1,330)
Change in valuation allowance	2,156	928	(27,197)
Total provision for (benefit from) income taxes	$1,829	$7,979	$(27,262)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands)
Accruals and reserves	$3,647	$2,273	$8,307
Stock-based compensation	11,672	5,645	—
Deferred revenues	510	5,088	2,373
Property & equipment	—	153	—
State taxes	—	165	121
Net operating loss carryforwards	2,244	2,957	12,768
Tax credits	14,233	9,192	6,908
Total deferred tax assets	32,306	25,473	30,477
Less valuation allowance	4,874	2,718	1,790
Net deferred tax assets	27,432	22,755	28,687
Less deferred tax liabilities:
Property & equipment	440	—	570
Intangible assets	2,268	—	—
Foreign deferred revenue	736	550	—
Total net deferred tax assets	$23,988	$22,205	$28,117
During the years ended July 31, 2013, 2012 and 2011, the Company was able to consider positive evidence in determining the realizability of its deferred tax assets, including projections for future growth, and determined a significant portion of the valuation allowance was not required. A corresponding benefit of $27.2 million was recorded for the year ended July 31, 2011. A valuation allowance of $4.9 million, $2.7 million and $1.8 million remained as of July 31, 2013, 2012, and 2011, respectively, for California research and development credits that were not more likely than not realizable.
The Company had net operating loss carryforwards of the following:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands)
U.S. federal	$133,660	$46,110	$29,020
California	80,561	40,021	34,655
Other states	19,831	7,953	3,996
Total net operating loss carryforwards	$234,052	$94,084	$67,671
The Company had research and development tax credit (“R&D credit”) carryforwards of the following:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands)
U.S. federal	$12,973	$6,565	$5,648
California	11,980	7,558	4,271
Total R&D credit carryforwards	$24,953	$14,123	$9,919

The U.S. federal and California net operating loss carryforwards will start to expire in 2028 and 2016, respectively. The U.S. federal R&D credit will start to expire in 2023. California R&D tax credits have no expiration.
The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the pre-tax excess tax benefits included in federal and California net operating loss carryforwards but not reflected in deferred tax assets for fiscal year 2013 are $131.8 million and $56.6 million, respectively.
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
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of July 31, 2013, U.S. income taxes were not provided for on the cumulative total of $12.4 million of undistributed earnings from certain foreign subsidiaries. As of July 31, 2013, the unrecognized deferred tax liability for these earnings was approximately $1.1 million.
Unrecognized Tax Benefits
The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands)
Unrecognized benefit - beginning of period	$3,937	$2,419	$335
Gross increases - prior period tax positions	370	478	1,436
Gross increases - current period tax positions	2,420	1,040	648
Unrecognized benefit - end of period	$6,727	$3,937	$2,419
During the year ended July 31, 2013, the Company’s unrecognized tax benefits increased by $2.4 million, primarily associated with the Company’s federal and California R&D credits. As of July 31, 2013, the Company had unrecognized tax benefits of $3.3 million that, if recognized, would affect the Company’s effective tax rate.
The Company or one of its subsidiaries files income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. If the Company utilizes net operating losses or tax credits in future years, the U.S. federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2013. Substantially all material foreign income tax matters in Australia have been concluded through the year ended July 31, 2007. The Company has been audited in Canada and substantially concluded all material income tax matters through July 31, 2009.

8. Employee 401(k) Plan
The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 25% of their salary up to the statutory prescribed annual limit. In calendar years 2013 and 2012, the Company match for employees’ contributions to the plan was up to $2,000 per participant per calendar year.
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
The following table sets forth revenues by country based on the billing address of the customer:

	Fiscal years ended July 31,
	2013	2012	2011
	(in thousands)
United States	$172,793	$127,473	$89,714
Canada	42,632	35,690	24,632
Australia	15,316	19,619	17,388
United Kingdom	20,660	16,223	17,362
Other	49,248	33,056	23,376
Total revenues	$300,649	$232,061	$172,472

No other country accounted for more than 10% of revenues during the years ended July 31, 2013, 2012 and 2011.
The following table sets forth the Company’s property and equipment, net by geographic region:

	July 31, 2013	July 31, 2012
	(in thousands)
North America	$11,353	$11,522
Europe	1,276	388
Asia Pacific	285	14
Total	$12,914	$11,924

10.	Acquisition

On May 10, 2013, the Company purchased all of the outstanding equity interests of Millbrook, Inc., a privately held provider of data models and platforms, technology accelerators and business intelligence solutions for P&C insurers. The aggregate cost of the acquisition was $14.7 million net of acquired cash. In addition, the Company issued $3.7 million in RSUs, vesting of which is subject to time-based vesting requirements and therefore are excluded from the purchase consideration. The related value is recognized as compensation expense over the requisite service period. The Company believes that the acquisition of Millbrook will enhance reporting capabilities of our software. The results of Millbrook's operations from May 10, 2013 to July 31, 2013 are included in the Company's results for the fourth quarter of fiscal year 2013 and were not material. Transaction expenses of $0.7 million were expensed as incurred.
The allocation of the purchase price is preliminary and is therefore subject to change. The purchase price remains subject to post-closing adjustments related to the changes in the fair value of working capital as of the closing date. The aggregate cost of the acquisition, net of acquired cash, was allocated as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Assets acquired, net	$590	n/a
Developed technology	7,200	5.0
Deferred tax liability	(2,094)	n/a
Goodwill	9,048	n/a
Total purchase price	$14,744

Management assigned preliminary fair values to the identifiable intangible assets by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including pricing projections of future products, expected customer interest, a discount rate that is representative of the weight average cost of capital, and a long-term sustainable growth rate based on market analysis. The Company is amortizing the acquired intangible asset on a straight-line basis over its estimated useful life.

The pro forma results of operations have not been presented because the effects of the business combination described above were not material to our consolidated results of operations.

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
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (1992). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of July 31, 2013.

Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2013, and is incorporated in this report by reference.

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

Signature	Title	Date

/S/ MARCUS S. RYU	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2013
Marcus S. Ryu

/S/ KAREN BLASING	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2013
Karen Blasing

/S/ Kenneth W. Branson	Director	September 26, 2013
Kenneth W. Branson

/S/ John Cavoores	Director	September 26, 2013
John Cavoores

/S/ Craig Conway	Director (Executive Chairman)	September 26, 2013
Craig Conway

/S/ Neal Dempsey	Director	September 26, 2013
Neal Dempsey

/S/ Guy Dubois	Director	September 26, 2013
Guy Dubois

/S/ Steven M. Krausz	Director	September 26, 2013
Steven M. Krausz

/S/ Craig Ramsey	Director	September 26, 2013
Craig Ramsey

/S/ Clifton Thomas Weatherford	Director	September 26, 2013
Clifton Thomas Weatherford

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws.	8-K	3.1	January 22, 2013
4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	January 9, 2012
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	10.1	October 28, 2011
10.2	2006 Stock Plan and forms of agreements thereunder.	S-1	10.2	September 2, 2011
10.3	2009 Stock Plan and forms of agreements thereunder.	S-1	10.3	September 2, 2011
10.4	2010 Restricted Stock Unit Plan and forms of agreements thereunder.	S-1	10.4	September 2, 2011
10.5	2011 Stock Plan and forms of agreements thereunder.	S-1/A	10.5	December 13, 2011
10.6	Form of Executive Agreement.	S-1/A	10.6	October 28, 2011
10.7	Senior Executive Incentive Bonus Plan.	S-1/A	10.12	December 13, 2011
10.8	Lease Agreement between Parkside Towers, L.P. and the Registrant dated as of December 5, 2011.	S-1/A	10.13	December 13, 2011
21.1	Subsidiaries of the Registrant.	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	—
101.INS**	XBRL Instance Document	Filed herewith	— —
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith	— —
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	— —
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	— —
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—

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