Form 10-Q
period 2013-10-31
Guidewire Software, Inc.
filed 2013-12-04
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On October 31, 2013, the registrant had 66,978,704 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2013	July 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$437,145	$79,767
Short-term investments	91,561	76,932
Restricted cash, current	174	167
Accounts receivable	47,093	40,885
Deferred tax assets, current	2,895	2,897
Prepaid expenses and other current assets	8,263	9,445
Total current assets	587,131	210,093
Long-term investments	48,192	51,040
Property and equipment, net	12,434	12,914
Intangible assets, net	6,519	6,879
Deferred tax assets, noncurrent	28,526	21,091
Goodwill	9,143	9,048
Other assets	1,103	1,205
TOTAL ASSETS	$693,048	$312,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,925	$6,517
Accrued employee compensation	16,514	26,302
Deferred revenues, current	39,819	37,351
Other current liabilities	3,719	4,614
Total current liabilities	66,977	74,784
Deferred revenues, noncurrent	3,686	3,845
Other liabilities	5,029	5,212
Total liabilities	75,692	83,841
STOCKHOLDERS’ EQUITY:
Common stock	7	6
Additional paid-in capital	636,904	237,769
Accumulated other comprehensive loss	(1,152)	(1,558)
Accumulated deficit	(18,403)	(7,788)
Total stockholders’ equity	617,356	228,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$693,048	$312,270
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended October 31,
	2013	2012
Revenues:
License	$18,870	$20,812
Maintenance	9,639	9,370
Services	38,020	33,119
Total revenues	66,529	63,301
Cost of revenues:
License	903	167
Maintenance	1,903	1,564
Services	37,114	25,826
Total cost of revenues	39,920	27,557
Gross profit:
License	17,967	20,645
Maintenance	7,736	7,806
Services	906	7,293
Total gross profit	26,609	35,744
Operating expenses:
Research and development	18,750	14,764
Sales and marketing	17,134	12,376
General and administrative	8,865	8,666
Total operating expenses	44,749	35,806
Income (loss) from operations	(18,140)	(62)
Interest income, net	158	90
Other income, net	204	141
Income (loss) before provision for (benefit from) income taxes	(17,778)	169
Provision for (benefit from) income taxes	(7,163)	(278)
Net income (loss)	$(10,615)	$447
Earnings (loss) per share:
Basic	$(0.18)	$0.01
Diluted	$(0.18)	$0.01
Shares used in computing earnings (loss) per share:
Basic	58,649,353	54,814,044
Diluted	58,649,353	61,185,270
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended October 31,
	2013	2012
Net income (loss)	$(10,615)	$447
Other comprehensive income (loss):
Foreign currency translation adjustment	381	(16)
Unrealized gains on available-for-sale securities, net of tax of $17	34	—
Reclassification adjustment for gains included in net income	(9)	—
Other comprehensive income (loss)	406	(16)
Comprehensive income (loss)	$(10,209)	$431
See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,615)	$447
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,591	1,100
Stock-based compensation	14,700	9,784
Excess tax benefit from exercise of stock options and vesting of RSUs	(132)	(114)
Deferred taxes	(7,431)	(917)
Other noncash items affecting net income (loss)	316	—
Changes in operating assets and liabilities:
Accounts receivable	(6,210)	(5,847)
Prepaid expenses and other assets	1,335	1,016
Accounts payable	884	827
Accrued employee compensation	(9,947)	(11,604)
Other liabilities	(1,299)	929
Deferred revenues	2,225	(11,900)
Net cash used in operating activities	(14,583)	(16,279)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(43,157)	—
Sales and maturities of available-for-sale securities	31,102	—
Purchase of property and equipment	(1,206)	(4,810)
Acquisition of business, net of cash acquired	(95)	—
Decrease in restricted cash	—	1,605
Net cash used in investing activities	(13,356)	(3,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	2,063	3,163
Taxes remitted on RSU awards vested	(7,302)	(4,164)
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commissions	389,949	—
Costs paid in connection with public offerings	(107)	—
Excess tax benefit from exercise of stock options and vesting of RSUs	132	114
Net cash provided by (used in) financing activities	384,735	(887)
Effect of foreign exchange rate changes on cash and cash equivalents	582	125
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	357,378	(20,246)
CASH AND CASH EQUIVALENTS—Beginning of period	79,767	205,718
CASH AND CASH EQUIVALENTS—End of period	$437,145	$185,472
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$673	$681
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$180	$280
Unpaid offering costs	$299	$—
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
Public Offering
On October 28, 2013, the Company closed its follow-on public offering of 8,306,291 shares of its common stock, including the underwriters’ partial exercise of their over-allotment option from the Company. The public offering price of the shares sold in the offering was $48.75 per share. The Company received aggregate proceeds of approximately $389.9 million from the follow-on offering, net of underwriters’ discounts and commissions applicable to the sale of shares by the Company, but before deduction of offering costs of approximately $0.4 million payable by the Company. No shares were sold by the Company’s shareholders in this follow-on.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and accompanying notes include the Company and its wholly-owned subsidiaries, and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All inter-company balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended July 31, 2013 included in the Company’s Annual Report on Form 10-K.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, valuation of goodwill and intangible assets, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Cash, Cash Equivalents, Investments, and Restricted Cash
Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents are comprised of money market funds and short-term investments with an investment rating of either of the following: Moody's of A3 or higher or Standard & Poor's of A- or higher. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”). Restricted cash is held in certificates of deposit pursuant to lease agreements, and, in prior periods, pursuant to secured letter of credit agreements as well. The Company classifies investments as short-term when they have remaining contractual maturities of less than one year from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date.
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
No customer accounted for 10% or more of the Company’s revenues for the three months ended October 31, 2013 or 2012. The Company had one customer that accounted for 12% of total accounts receivable as of October 31, 2013. The Company had one customer that accounted for 10% or more of total accounts receivable as of July 31, 2013.
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
Revenues are derived from three sources:

(i)
License fees, related to term (or time-based) software license revenue which includes enterprise cloud-based applications and technology cross-licensing revenue from a strategic partnership and perpetual software license revenues;

(ii)	Maintenance fees, related to email and phone support, bug fixes and unspecified software updates and upgrades released when, and if, available during the maintenance term; and

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
If the Company cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable; resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was nil for the three months ended October 31, 2013, and $3.2 million for the three months ended October 31, 2012, and for service revenues was nil for the three months ended October 31, 2013, and $1.7 million for the three months ended October 31, 2012.
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
Stock-Based Compensation
The Company recognizes compensation expense related to its stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of 4 years. Compensation cost for RSUs is generally recognized over the time-based vesting period. The options expire 10 years from the grant date. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized using the accelerated multiple option approach over the requisite service period, which is generally the vesting period of the respective awards.
Recent Accounting Pronouncement
Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to present an unrecognized tax benefit ("UTB"), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

2.	Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	October 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$44,130	$25	$—	$44,155
Asset-backed securities	8,270	—	(1)	8,269
Commercial paper	33,073	8	—	33,081
Corporate Bonds	61,249	46	(2)	61,293
Foreign government bonds	762	—	—	762
Money market funds	402,001	—	—	402,001
Municipal debt securities	12,299	6	(15)	12,290
Total	$561,784	$85	$(18)	$561,851

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$37,087	$21	$(4)	$37,104
Asset-backed securities	4,522	—	(1)	4,521
Commercial paper	35,777	11	(1)	35,787
Corporate bonds	63,281	23	(14)	63,290
Foreign government bonds	776	—	(1)	775
Money market funds	33,216	—	—	33,216
Municipal debt securities	9,105	4	(14)	9,095
Total	$183,764	$59	$(35)	$183,788
The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	October 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Asset-backed securities	$1,476	$(1)	$—	$—	$1,476	$(1)
Corporate bonds	3,226	(2)	—	—	3,226	(2)
Municipal debt securities	7,804	(15)	—	—	7,804	(15)
Total	$12,506	$(18)	$—	$—	$12,506	$(18)

As of October 31, 2013, the Company had some investments in an unrealized loss position. The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believes it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at October 31, 2013 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair market value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Upon sale, amounts of gains and losses reclassified into earnings are determined based on specific identification of the securities sold.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of October 31, 2013:

	Expected maturities for the year ending October 31,
	2014	2015	2016	Total
	(in thousands)
U.S. agency securities	$17,503	$26,652	$—	$44,155
Asset-backed securities	5,170	3,099	—	8,269
Commercial paper	33,081	—	—	33,081
Corporate bonds	48,854	12,439	—	61,293
Foreign government bonds	762	—	—	762
Money market funds	402,001	—	—	402,001
Municipal debt securities	6,288	6,002	—	12,290
Total	$513,659	$48,192	$—	$561,851

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
We did not have any Level 3 financial assets or liabilities as of October 31, 2013 or July 31, 2013.

The following tables summarize the Company's financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of October 31, 2013:

	October 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
U.S. agency securities	$—	$3,600	$—	$3,600
Commercial paper	—	16,497	—	16,497
Money market funds	402,001	—	—	402,001
Short-term investments:
U.S. agency securities	—	13,903	—	13,903
Asset-backed securities	—	5,170	—	5,170
Commercial paper	—	16,584	—	16,584
Corporate bonds	—	48,854	—	48,854
Foreign government bonds	—	762	—	762
Municipal debt securities	—	6,288	—	6,288
Long-term investments:
U.S. agency securities	—	26,652	—	26,652
Asset-backed securities	—	3,099	—	3,099
Corporate bonds	—	12,439	—	12,439
Municipal debt securities	—	6,002	—	6,002
Total assets	$402,001	$159,850	$—	$561,851

The following table summarizes the Company's financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of July 31, 2013:

	July 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Commercial paper	$—	$20,597	$—	$20,597
Corporate bonds	—	2,003	—	2,003
Money market funds	33,216	—	—	33,216
Short-term investments:
U.S. agency securities	—	9,097	—	9,097
Asset-backed securities	—	2,421	—	2,421
Commercial paper	—	15,190	—	15,190
Corporate bonds	—	47,572	—	47,572
Foreign government bonds	—	775	—	775
Municipal debt securities	—	1,877	—	1,877
Long-term investments:
U.S. agency securities	—	28,007	—	28,007
Asset-backed securities	—	2,100	—	2,100
Corporate bonds	—	13,715	—	13,715
Municipal debt securities	—	7,218	—	7,218
Total assets	$33,216	$150,572	$—	$183,788

3.	Balance Sheet Components
Property and equipment consist of the following:

	October 31, 2013	July 31, 2013
	(in thousands)
Computer hardware	$8,932	$8,820
Software	4,963	4,460
Furniture and fixtures	2,663	2,666
Leasehold improvements	6,599	6,536
Total property and equipment	23,157	22,482
Less accumulated depreciation and amortization	(10,723)	(9,568)
Property and equipment, net	$12,434	$12,914
As of October 31, 2013 and July 31, 2013, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation and amortization expense.
The following table presents changes in the carrying amount of goodwill:

Total
(in thousands)
Goodwill, July 31, 2013	$9,048
Changes in carrying value	95
Goodwill, October 31, 2013	$9,143

Intangible assets consist of the following:

	October 31, 2013	July 31, 2013
Acquired technology:	(in thousands)
Cost	$7,200	$7,200
Accumulated amortization	(681)	(321)
Net	$6,519	$6,879
Amortization expense was $0.4 million and nil for the three months ended October 31, 2013 and 2012, respectively. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2014 (remainder of fiscal year)	$1,080
2015	1,440
2016	1,440
2017	1,440
2018	1,119
Total	$6,519
Accrued employee compensation consists of the following:

	October 31, 2013	July 31, 2013
	(in thousands)
Accrued bonuses	$4,189	$13,072
Accrued commission	1,020	2,043
Accrued vacation	7,513	7,335
Payroll accruals	3,792	3,852
Total	$16,514	$26,302
Changes in accumulated other comprehensive loss by component during the first three months of fiscal year 2014 were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
Balance as of July 31, 2013	$(1,582)	$24	$(1,558)
Other comprehensive gain (loss) before reclassification	381	51	432
Amounts reclassified from accumulated other comprehensive gain (loss) to earnings	—	(9)	(9)
Tax effect on unrealized gain on available-for-sale securities	—	(17)	(17)
Balance as of October 31, 2013	$(1,201)	$49	$(1,152)

4.	Earnings per Share
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three months ended October 31, 2013 and 2012:

	Three Months Ended October 31,
	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(10,615)	$447
Earnings (loss) per share:
Basic	$(0.18)	$0.01
Diluted	$(0.18)	$0.01
Denominator:
Weighted average shares used in computing earnings (loss) per share:
Basic	58,649,353	54,814,044
Weighted average effect of diluted stock options	—	4,247,804
Weighted average effect of dilutive restricted stock units	—	2,123,422
Diluted	58,649,353	61,185,270

The following outstanding shares of common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2013	2012
Stock options to purchase common stock	3,517,616	199,368
Restricted stock units	4,496,187	195,552

5.	Commitments and Contingencies
There has been no material change in the Company's contractual obligations and commitments other than in the ordinary course of business since the Company's fiscal year ended July 31, 2013. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2013 for additional information regarding our contractual obligations.

Leases
The Company leases certain facilities and equipment under operating leases. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its corporate headquarters, located in Foster City, California, for approximately 97,674 square feet of space which commenced on August 1, 2012. In connection with this lease, the Company opened an unsecured letter of credit with Silicon Valley Bank for $1.2 million.
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.4 million during the three months ended October 31, 2013, and $1.2 million for the three months ended October 31, 2012.

Letters of Credit
In addition to the unsecured letter of credit noted above, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $3.3 million as of October 31, 2013) to secure contractual commitments and prepayments. No amounts were outstanding under our unsecured letters of credit as of October 31, 2013 or July 31, 2013. The Company had no outstanding secured letters of credit as of October 31, 2013 or July 31, 2013.

Legal Proceedings
In December 2007, Accenture Global Services GmbH and Accenture LLP (collectively, “Accenture”), a competitor, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court") (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture alleged infringement of U.S. Patent No. 7,013,284 (the “ '284 patent”), among others, by the Company's products; trade-secret misappropriation; and tortious interference with business relations. Accenture sought damages and an injunction. The Company denied Accenture's claims, and asserted counterclaims seeking a declaration that the Company's products do not infringe the patents, that the patents are invalid and that the '284 patent is unenforceable. The Company also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation. On May 31, 2011, the Delaware Court granted the Company's motion for summary judgment finding that Accenture's '284 patent is invalid. In July 2011, Accenture filed an appeal to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) of the Delaware Court's judgment of invalidity of the '284 patent.
In October 2011, the Company agreed with Accenture to resolve all outstanding litigation concerning the Company's respective insurance claims management software. As part of the settlement, the parties agreed to a royalty free cross license of all then-current patents and patent applications. In connection with the settlement, the Company has paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s appeal regarding the validity of its '284 patent. On September 5, 2013, the Appeals Court ruled in the Company's favor, affirming the decision of the District Court and holding the '284 patent invalid. In October 2013, Accenture requested a rehearing of the Appeals Court’s affirmation by the full Federal Circuit sitting en banc; the Company is opposing the request. Additionally, Accenture may request United States Supreme Court review. If Accenture is allowed to appeal and is ultimately successful, then the Company has agreed to pay Accenture an additional $20.0 million. Otherwise, no further payments would be due in connection with the settlement. The Company will continue to vigorously defend the decision of the District Court and the affirmation of the Appeals Court, by opposing any requests for further review, as well as defending any such appeal if allowed.
In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings and receives claims, arising from the normal course of business activities. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of October 31, 2013 and July 31, 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-based Compensation
Stock-based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards is as follows:

	Three Months Ended October 31,
	2013	2012
Stock-based compensation expenses:	(in thousands)
Cost of license and other	$102	$—
Cost of maintenance revenues	279	261
Cost of services revenues	4,560	2,616
Research and development	3,195	2,042
Sales and marketing	3,489	1,651
General and administrative	3,075	3,214
Total stock-based compensation expenses	$14,700	$9,784

As of October 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of October 31, 2013
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$74,419	1.4
Stock options	4,527	1.2
	$78,946

RSUs

RSU activity under the Company's equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2013	4,027,601	$19.27
Granted	1,299,192	43.74
Released	(441,266)	14.14
Cancelled	(125,076)	27.15
Balance as of October 31, 2013	4,760,451	$25.98

The fair value of RSUs released during the three months ended October 31, 2013 and 2012 was $20.6 million and $11.0 million, respectively.

Stock Options
Stock option activity under the Company's equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2013	3,763,228	$6.74	5.7	$139,315
Granted	149,961	47.54
Exercised	(478,893)	4.28
Cancelled	(5,225)	7.24
Balance as of October 31, 2013	3,429,071	$8.87	5.7	$143,522
Vested and expected to vest as of October 31, 2013	3,368,784	$8.50	5.6	$142,215
Exercisable as of October 31, 2013	2,970,522	$4.72	5.7	$136,654

(1)
Aggregate intrinsic value represents the difference between the Company's closing stock price of $50.72 and $43.76 on October 31, 2013 and July 31, 2013, respectively, and the exercise price of outstanding, in-the-money options.

The options exercisable as of October 31, 2013 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $20.4 million and $32.9 million for the three months ended October 31, 2013 and 2012, respectively.
Valuation of Awards
The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended October 31,
	2013	2012
Expected life (in years)	6.0	5.1 - 6.0
Risk-free interest rate	1.96% - 2.03%	0.6% - 0.8%
Expected volatility	46.1% - 46.2%	45.1% - 48.7%
Expected dividend yield	—%	—%
Common Stock Reserved for Issuance
As of October 31, 2013 and July 31, 2013, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of October 31, 2013 and July 31, 2013, the Company had reserved shares of common stock for issuance as follows:

	October 31, 2013	July 31, 2013
Exercise of stock options to purchase common stock	3,429,071	3,763,228
Vesting of restricted stock units	4,760,451	4,027,601
Issuances of shares available under stock plans	8,032,229	9,194,058
Total common stock reserved for issuance	16,221,751	16,984,887

7.	Income Taxes

The benefit from income taxes for the three months ended October 31, 2013 was $7.2 million and the benefit for income taxes for the three months ended October 31, 2012 was $0.3 million. The change is primarily due to a decrease in profitability in the current period. The effective tax rate of 40.3% for the three months ended October 31, 2013 differs from the statutory U.S. federal income tax rate of 35% mainly due to the benefit for the ISO tax deduction, permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, research tax credits, and foreign tax credits.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of October 31, 2013, U.S. income taxes were not provided for on the cumulative total of $13.5 million undistributed earnings from certain foreign subsidiaries. As of October 31, 2012, the unrecognized deferred tax liability for these earnings was approximately $1.3 million.
During the three months ended October 31, 2013, the change in unrecognized tax benefits from the beginning of the period was $0.6 million. Accordingly, as of October 31, 2013, the Company had unrecognized tax benefits of $3.7 million that, if recognized, would affect the Company’s effective tax rate.

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
The following table sets forth revenues by country based on the billing address of the customer:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
United States	$37,226	$35,387
Canada	9,224	10,081
Australia	2,010	4,039
United Kingdom	5,855	5,371
Other	12,214	8,423
Total revenues	$66,529	$63,301
No other country accounted for more than 10% of revenues during the three months ended October 31, 2013 and 2012. Total revenues in Canada and Australia declined in the three months ended October 31, 2013, from the three months ended October 31, 2012, primarily due to the decline in services revenues in the respective countries.
The following table sets forth the Company’s long-lived asset, including intangibles and goodwill, net by geographic region:

	October 31, 2013	July 31, 2013
	(in thousands)
North America	$26,590	$27,280
Europe	1,225	1,276
Asia Pacific	281	285
Total	$28,096	$28,841

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

We derive our revenues from licensing our software applications, providing maintenance support and providing professional services to the extent requested by our customers. Our license revenues are primarily generated through annual license fees that recur during the term of our multi-year contracts. These multi-year contracts have an average term of approximately five years and are renewed on an annual or multi-year basis. In certain cases, when required by a customer, we license our software on a perpetual license basis. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. We typically invoice our customers annually in advance and quarterly in certain cases, for both term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and invoice related maintenance fees annually, in advance.

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
Opportunities, Challenges, & Risks
Since August 2010, our license revenues from new orders and subsequent annual and, in some cases, quarterly payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal years 2013, 2012 and 2011, our license revenues from existing orders have been recognized under three methods: under the residual method when payment is due and payable from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero-gross-margin method as we complete customer implementations of our software. During the three months ended October 31, 2013 and 2012, our license revenues accounted for 28% and 33% of our total revenues, respectively, and our recurring term license revenues accounted for 97% and 99% of our total license revenues, respectively.

Our maintenance revenues are generally recognized annually over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 15% of our total revenues during the three months ended October 31, 2013 and 2012, respectively.
We generally charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. In certain offerings sold as fixed fee arrangements, we recognize services revenues on a proportional performance basis as performance obligations are completed by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 57% and 52% of our total revenues during the three months ended October 31, 2013 and 2012, respectively.
We enter into multi-year renewable contracts to license our software. Regardless of contract length, we typically invoice our customers for annual or quarterly amounts at the beginning of the corresponding period. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance. Further, we expect to recognize our current deferred services revenue into income but do not expect significant deferrals of services revenue in future periods. Deferred license and service revenues related to projects under contract accounting as of October 31, 2013 were $1.7 million and $1.7 million, respectively, while deferred license and service revenues related to projects under contract accounting as of July 31, 2013 were $2.2 million and $2.0 million, respectively. Such deferral is in accordance with our Revenue Recognition policy as described in Note 1 to the condensed consolidated financial statements.
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
Our quarterly growth in license revenues may not match up to new orders we receive in a given quarter. This mismatch is primarily due to the following reasons:

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
Our revenue seasonality may fluctuate versus comparable prior periods or prior quarters within the same fiscal year based upon when new orders are executed in the quarter and the payment terms of each order. Additionally, our revenue may fluctuate if our customers make an early payment or change payment terms during or after the end of the contract term for up-sell of additional products or renewals. Our ability to renew existing contracts for multiple year terms versus annual automatic renewals may impact revenue recognition.
We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. However, in rare circumstances, our customers desire the ability to purchase our products on a perpetual license basis, resulting in an acceleration of license revenue recognition. Milestone payments in a perpetual license order also cause seasonal variations.  Our perpetual license revenues are not consistent from period to period. In addition, a few of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. Reductions in perpetual licenses in future periods could cause adverse period-to-period comparisons of our financial results.
In addition, because we price our products based on the amount of DWP that will be managed by our solutions, license revenues from each customer may fluctuate up or down based upon insurance policies sold by the customer in the preceding year. If we enter into a new territory, our revenue recognition pattern may change depending on the contractual terms and local laws and regulations.
We generated revenues of $66.5 million and $63.3 million in the three months ended October 31, 2013 and 2012, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the United States and Canada as a percentage of total revenues were 30% and 28% in the three months ended October 31, 2013 and 2012, respectively. We generated net loss of $10.6 million and net income of $0.4 million in the three months ended October 31, 2013 and 2012, respectively. No customer accounted for 10% or more of our revenues for the three months ended October 31, 2013 or 2012. Our ten largest customers accounted for 40% and 42% of our total revenues for the three months ended October 31, 2013 and 2012, respectively. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.
Key Business Metrics
We use certain key metrics to evaluate and manage our business, including rolling four-quarter recurring revenues from term licenses and maintenance. In addition, we present select GAAP and non-GAAP financial metrics that we use internally to manage the business and that we believe are useful for investors. These metrics include Adjusted EBITDA and operating cash flow.
Four-Quarter Recurring Revenues
We measure four-quarter recurring revenues by adding the total term license revenues and maintenance revenues recognized in the preceding four quarters ended in the stated period and excluding perpetual license revenues, revenues from perpetual buyout rights and services revenues. This metric allows us to better understand the trends in our recurring revenues because it typically reduces, the variations in any particular quarter caused by seasonality, the effects of the annual invoicing of our term licenses and certain effects of contractual provisions that may accelerate or delay revenue recognition in some cases. Our four-quarter recurring revenues for each of the eight periods presented were:

	Four quarters ended
	10/31/2013	7/31/2013	4/30/2013	1/31/2013	10/31/2012	7/31/2012	4/30/2012	1/31/2012
	(in thousands)
Term license revenues	$110,640	$112,863	$95,303	$92,792	$83,114	$74,869	$70,165	$70,871
Maintenance revenues	37,830	37,561	35,548	34,207	31,802	29,538	27,581	25,412
Total four-quarter recurring revenues	$148,470	$150,424	$130,851	$126,999	$114,916	$104,407	$97,746	$96,283

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(10,615)	$447
Non-GAAP adjustments:
Provision for (benefit from) income taxes	(7,163)	(278)
Other income, net	(204)	(141)
Interest income, net	(158)	(90)
Depreciation and amortization	1,591	1,100
Total stock-based compensation	14,700	9,784
Adjusted EBITDA	$(1,849)	$10,822
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Operating cash flows were outflows of $14.6 million and $16.3 million for the three months ended October 31, 2013 and 2012, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
Results of Operations
The following tables set forth our results of operations for the periods presented (in thousands, except per share data, and as a percentage of our total revenues) for those periods. The data have been derived from the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on September 27, 2013.

	Three Months Ended October 31,
	2013	2012
Revenues:	(in thousands)
License	$18,870	$20,812
Maintenance	9,639	9,370
Services	38,020	33,119
Total revenues	66,529	63,301
Cost of revenues:
License	903	167
Maintenance	1,903	1,564
Services	37,114	25,826
Total cost of revenues	39,920	27,557
Gross profit:
License	17,967	20,645
Maintenance	7,736	7,806
Services	906	7,293
Total gross profit	26,609	35,744
Operating expenses:
Research and development	18,750	14,764
Sales and marketing	17,134	12,376
General and administrative	8,865	8,666
Total operating expenses	44,749	35,806
Income (loss) from operations	(18,140)	(62)
Interest income, net	158	90
Other income, net	204	141
Income (loss) before provision for (benefit from) income taxes	(17,778)	169
Provision for (benefit from) income taxes	(7,163)	(278)
Net income (loss)	$(10,615)	$447

	Three Months Ended October 31,
	2013	2012
Revenues:
License	28%	33%
Maintenance	15%	15%
Services	57%	52%
Total revenues	100%	100%
Total cost of revenues	60%	44%
Total gross profit	40%	56%
Operating expenses:
Research and development	28%	23%
Sales and marketing	26%	20%
General and administrative	13%	13%
Total operating expenses	67%	56%
Income (loss) from operations	(27)%	—%
Interest income, net	—%	—%
Other income, net	—%	—%
Income (loss) before provision for (benefit from) income taxes	(27)%	—%
Provision for (benefit from) income taxes	(11)%	—%
Net income (loss)	(16)%	—%

Comparison of the Three Months Ended October 31, 2013 and 2012
Revenues
Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended October 31,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$18,870	28%	$20,812	33%	$(1,942)	(9)%
Maintenance	9,639	15%	9,370	15%	269	3%
Services	38,020	57%	33,119	52%	4,901	15%
Total revenues	$66,529	100%	$63,301	100%	$3,228	5%

License Revenues
License revenues for the period was primarily driven by continued adoption of our PolicyCenter software, adoption of our BillingCenter and Suite software, and sales and marketing efforts in North America and Europe.

	Three Months Ended October 31,
	2013		2012
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$18,380	97%	$20,603	99%	$(2,223)	(11)%
Perpetual	490	3%	209	1%	281	134%
Total license revenues	$18,870	100%	$20,812	100%	$(1,942)	(9)%

The $2.2 million decrease in term license revenues was primarily driven by $3.2 million of non-recurring revenues recognized in prior period upon attainment of revenue recognition criteria. This decrease was partially offset by $1.0 million of revenues recognized from new orders, and $0.4 million of revenues recognized related to strategic partnership and from our cloud-based enterprise applications.

The $0.3 million increase in perpetual license revenues during the three month period ended October 31, 2013 was primarily driven by one customer who exercised a perpetual buyout option in the current period.

Maintenance Revenues

The $0.3 million increase in maintenance revenues during the three month period ended October 31, 2013 was a net of $0.7 million of non-recurring revenues recognized in prior period upon attainment of revenue recognition criteria and revenues recognized in current quarter related to new and existing orders.

Services Revenues

The $4.9 million increase in service revenues during the fiscal quarter ended October 31, 2013 was primarily driven by an additional $4.4 million of revenues related to implementation of our software, which is net of $1.7 million of non-recurring revenues recognized in prior period due to obtainment of reliable estimates for one customer. In addition, $0.5 million in revenues were recognized related to training and reimbursable travel costs.
Deferred Revenues

	As of
	October 31, 2013	July 31, 2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$17,823	$14,435	$3,388	23%
Deferred maintenance revenues	18,945	22,017	(3,072)	(14)%
Deferred services revenues	6,737	4,744	1,993	42%
Total deferred revenues	$43,505	$41,196	$2,309	6%
The $3.4 million increase in deferred license revenues compared to the prior year end was primarily driven by $3.5 million of deferred license billings for new orders due to lack of attainment of revenue recognition criteria during the three months ended October 31, 2013.
The $3.1 million decrease in deferred maintenance revenues compared to the prior year end was primarily driven by revenues recognized from existing orders in excess of new billings during the three months ended October 31, 2013. This decrease reflects the seasonal nature of the billing of maintenance revenues.
The $2.0 million increase in deferred services revenues compared to the prior year end was primarily driven by $1.5 million of services revenues deferred due to lack of attainment of revenue recognition criteria during the three months ended October 31, 2013.
Included in our deferred revenues as of October 31, 2013, is $2.2 million of deferred revenue for one customer that is subject to refund in the event of nonperformance of certain project implementation milestones. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit

	Three Months Ended October 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$903	$167	$736	441%
Maintenance	1,903	1,564	339	22%
Services	37,114	25,826	11,288	44%
Total cost of revenues	$39,920	$27,557	$12,363	45%

Includes stock-based compensation of:
Cost of license	$102	$—	$102
Cost of maintenance revenues:	279	261	18
Cost of services revenues:	4,560	2,616	1,944
Total	$4,941	$2,877	$2,064
The $12.4 million increase in cost of revenues during the three month period was primarily driven by an increase of $4.6 million in personnel-related expenses as a result of 92 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $3.4 million increase in third-party consultant costs and billable expenses, a $2.3 million increase in administrative expenses and non-billable travel, and a $2.1 million increase in stock-based compensation.
We expect our cost of revenues in future periods to trend in-line with implementation services provided to our customers.

	Three Months Ended October 31,
	2013		2012		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$17,967	95%	$20,645	99%	$(2,678)	(13)%
Maintenance	7,736	80%	7,806	83%	(70)	(1)%
Services	906	2%	7,293	22%	(6,387)	(88)%
Total gross profit	$26,609	40%	$35,744	56%	$(9,135)	(26)%

The $9.1 million decrease in gross profit during the three months ended October 31, 2013, was primarily due to increases in costs of license and services revenues that were partially offset by an increase in revenue. Service margin decreased primarily due to an increase in cost related to 93 additional employees hired during the last twelve months to support expected growth and an increase in stock-based compensation and third-party consultant costs in the current fiscal quarter. Service margin is impacted by non-recurring revenues recognized in the three months period ended October 31, 2012. Gross margin decreased to 40% from 56% for the three months ended October 31, 2013 and 2012, respectively, primarily due to a higher proportion of revenues being attributed to services, which have lower margins than license and maintenance revenues.
Operating Expenses

	Three Months Ended October 31,
	2013		2012
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$18,750	29%	$14,764	23%	$3,986	27%
Sales and marketing	17,134	26%	12,376	20%	4,758	38%
General and administrative	8,865	13%	8,666	14%	199	2%
Total operating expenses	$44,749	67%	$35,806	57%	$8,943	25%

Includes stock-based compensation of:
Research and development	$3,195		$2,042		$1,153
Sales and marketing	3,489		1,651		1,838
General and administrative	3,075		3,214		(139)
Total	$9,759		$6,907		$2,852

The $8.9 million increase in operating expenses during the three month period was primarily driven by an increase of
$4.9 million in personnel-related expenses as a result of 122 additional employees during the last twelve months, a $2.9 million increase in stock-based compensation, an increase of $0.9 million in travel and marketing expenses, and an increase of $0.7 million in operational expenses, offset by a decrease of $0.5 million in professional services.

We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $4.0 million increase in research and development expenses during the three month period was primarily due to an increase of $2.3 million in personnel-related expenses as a result of 44 additional employees during the last twelve months to support our continued development of new products and services and product improvements, a $1.2 million increase in stock-based compensation and a $0.4 million increase in operational expenses.

Sales and Marketing

The $4.8 million increase in sales and marketing expenses during the three month period was primarily due to a $1.8 million increase in stock-based compensation, an increase of $1.6 million in personnel-related expenses as a result of 60 additional employees during the last twelve months to support our sales growth and marketing new products and services, a $0.7 million increase in employee travel costs and marketing programs, and a $0.6 million increase in operational expenses.

General and Administrative

The $0.2 million increase in general and administrative expenses during the three month period was primarily due to an increase of $1.0 million in personnel-related expenses as a result of 18 additional employees during the last twelve months to support investment in our infrastructure and general administrative functions, offset by a decrease of $0.5 million in professional services costs, including legal and consultant expenses, a decrease of $0.2 million in operational expenses, and a $0.1 million decrease in stock-based compensation.

Other Income (Expense)

	Three Months Ended October 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$158	$90	$68	*
Other income, net	204	141	63	*
Total	$362	$231	$131	*
* Not meaningful

Interest Income, Net

Interest income increased $0.1 million during the three months ended October 31, 2013 primarily due to higher interest income on our cash and cash equivalents due to higher cash balances.

Other Income, Net

The $0.1 million increase in other income for the three months ended October 31, 2013 is primarily due to currency exchange gains on British Pound and Euro transactions during the three months ended October 31, 2013 compared to currency exchange losses on Canadian Dollar, Euro, and British Pound transactions in the same period a year ago.

Provision for (Benefit from) Income Taxes

We recognized an income tax benefit of $7.2 million for the three month period ended October 31, 2013, compared to an income tax benefit of $0.3 million for the three month period ended October 31, 2012. The tax benefit recognized in the three months ended October 31, 2013 is primarily due to a decrease in profitability in the current period. Our effective income tax rate of 40.3% for the three months ended October 31, 2013, increased compared to the three months ended October 31, 2012 due to a tax benefit on a projected worldwide pretax loss for the three months ended October 31, 2013, as compared to the tax benefit on a projected worldwide pretax income for the three months ended October 31, 2012, the benefit from incentive stock options (ISO) tax deduction, permanent differences related to stock-based compensation, the impact of state income taxes, and the tax rate differences between the United States and foreign countries, and tax credits.
Liquidity and Capital Resources
On October 28, 2013, we received proceeds of approximately $389.9 million from our follow-on offering, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $0.4 million payable by the Company.

Cash flows used in operating activities were $14.6 million and $16.3 million during the three months ended October 31, 2013 and 2012, respectively. We had capital expenditures of $1.2 million and $4.8 million for the three months ended October 31, 2013 and 2012, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. Additionally, cash paid for employee withholding taxes on RSU awards vested was $7.3 million during the three months ended October 31, 2013. As of October 31, 2013 and July 31, 2013, we had $576.9 million and $207.7 million of cash, cash equivalents and investments, respectively, and working capital of $520.2 million and $135.3 million, respectively.
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
As of October 31, 2013, approximately $13.7 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(14,583)	$(16,279)
Net cash used in investing activities	(13,356)	(3,205)
Net cash provided by (used in) financing activities	384,735	(887)
Cash Flows from Operating Activities
We experienced negative cash flows from operating activities during the three month periods ended October 31, 2013 and 2012. This resulted in a $1.7 million decrease in cash flows used in operations in the three months ended October 31, 2013 primarily as a result of an increase of $4.9 million in stock-based compensation expenses due to increases in stock prices and number of awards granted, and an increase of $14.1 million in deferred revenue. These increases were partially offset by a decrease in net income of $11.1 million and an increase of $6.5 million in deferred tax assets compared to the comparable period of the prior year.
Cash Flows from Investing Activities
Our investing activities consist primarily of investment of excess cash and cash equivalents into short-term and long-term investments, as well as capital expenditures to purchase property and equipment and changes in our restricted cash.
Cash used in investing activities increased $10.2 million for the three month period ended October 31, 2013 when compared to the comparable period ended October 31, 2012, primarily due to the investment of excess cash into available-for-sale securities, and to a lesser extent, a decrease in restricted cash of $1.6 million. This decrease was partially offset by a $3.6 million decrease in capital expenditures compared to the comparable period of the prior year.

Cash Flows from Financing Activities
Cash flows from financing activities increased by $385.6 million for the three month period ended October 31, 2013 when compared to the comparable period ended October 31, 2012. During the three months ended October 31, 2013, we received $389.9 million in net proceeds from our follow-on offering, after deducting underwriters' discounts and commissions. Beginning in July 2012, we used cash to satisfy statutory tax withholding obligations related to the vesting of RSUs held by employees. Additionally, proceeds from stock options exercises decreased as we have granted more RSUs in recent years to employees than stock options.
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
There were no significant changes in our critical accounting policies and estimates during the three months ended October 31, 2013. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 27, 2013 for a more complete discussion of our critical accounting policies and estimates.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of October 31, 2013.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.
Anticipated Cash Flows
We expect to incur significant operating costs, particularly related to services delivery costs, sales and marketing, and research and development for the foreseeable future in order to execute our business plan. We anticipate that such operating costs, as well as planned capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues and our ability to manage infrastructure costs.
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term and long-term investments as of October 31, 2013 and July 31, 2013. Our cash, cash equivalents and short-term and long-term investments as of October 31, 2013 were $576.9 million and consisted primarily of cash, money market funds, commercial paper, agency debt securities, corporate bonds, U.S. government bonds and municipal debt securities with maturities of up to two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

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
In December 2007, Accenture Global Services GmbH and Accenture LLP (collectively, “Accenture”), a competitor, filed a lawsuit against us in the U.S. District Court for the District of Delaware (the “Delaware Court") (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture alleged infringement of U.S. Patent No. 7,013,284 (the “ '284 patent”), among others, by our products; trade-secret misappropriation; and tortious interference with business relations. Accenture sought damages and an injunction. We denied Accenture's claims, and asserted counterclaims seeking a declaration that our products do not infringe the patents, that the patents are invalid and that the '284 patent is unenforceable. We also asserted counterclaims against Accenture for breach of contract and trade secret misappropriation. On May 31, 2011, the Delaware Court granted our motion for summary judgment finding that Accenture's '284 patent is invalid. In July 2011, Accenture filed an appeal to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) of the Delaware Court's judgment of invalidity of the '284 patent.
In October 2011, we agreed with Accenture to resolve all outstanding litigation concerning our respective insurance claims management software. As part of the settlement, the parties agreed to a royalty free cross license of all then-current patents and patent applications. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture's appeal regarding the validity of its '284 patent. On September 5, 2013, the Appeals Court ruled in our favor, affirming the decision of the District Court and holding the '284 patent invalid. In October 2013, Accenture requested a rehearing of the Appeals Court’s affirmation by the full Federal Circuit sitting en banc; we are opposing the request. Additionally, Accenture may request United States Supreme Court review. If Accenture is allowed to appeal and is ultimately successful, then we have agreed to pay Accenture an additional $20.0 million. Otherwise, no further payments would be due in connection with the settlement. We will continue to vigorously defend the decision of the District Court and the affirmation of the Appeals Court, by opposing any requests for further review, as well as defending any such appeal if allowed.
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
Factors that may affect our results of operations include:

•	structure of our licensing contracts, including fluctuations in perpetual licenses from period to period;

•	the timing of new orders and revenue recognition for new and prior year orders;

•	seasonal buying patterns of our customers;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers, at comparable prices;

•	our ability to renew existing contracts for multiple year terms versus annual automatic renewals;

•	our ability to attract new customers, particularly larger customers, in both domestic and international markets;

•	our ability to enter into contracts on favorable terms, including terms related to price, payment timing and product delivery;

•	volatility in the sales of our products and timing of the execution of new and renewal agreements within such periods;

•	commissions expense related to large transactions;

•	bonus expense based on the bonus attainment rate;

•	the lengthy and variable nature of our product implementation cycles;

•	reductions in our customers' budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing and cost of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	the timing and amount of an additional litigation settlement payment, if any;

•	stock-based compensation expenses and related payroll taxes, which vary along with changes to our stock price;

•	general domestic and international economic conditions, in the insurance industry in particular;

•	fluctuations in foreign currency exchange rates;

•	future accounting pronouncements or changes in our accounting policies; and

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
The volume and profitability of our services offerings depend in large part upon:

•	price charged to our customers;

•	the utilization rate of our services personnel;

•	the complexity of our customers' information technology environments;

•	our ability to accurately forecast the time and resources required for each implementation project;

•	the resources directed by our customers to their implementation projects;

•	our ability to hire, train and retain qualified services personnel;

•	unexpected difficulty in projects which may require additional efforts on our part without commensurate compensation;

•	our ability to manage fixed fee arrangements;

•	the extent to which system integrators provide services directly to customers; and

•	our ability to adequately predict customer demand and scale our professional services staff accordingly.
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
Any intellectual property infringement or misappropriation claim or assertion against us, our customers or partners, and those from whom we license technology and intellectual property could have a material adverse effect on our business, financial condition, reputation and competitive position regardless of the validity or outcome. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys' fees, if we are found to have willfully infringed a party's intellectual property; cease making, licensing or using our products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products or services; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or works; and to indemnify our partners, customers, and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could seriously harm our business, results of operations and financial condition. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and divert the time and attention of our management and technical personnel.
We may incur additional future expenses in connection with the settlement of our litigation with Accenture.
In December 2007, we were sued by Accenture, a competitor, in the U.S. District Court for the District of Delaware (the "Delaware Court") over our alleged infringement of certain of their intellectual property rights and related state law claims. Over time, both parties asserted additional claims against each other. In October 2011, we agreed with Accenture to resolve all outstanding litigation. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture's pending appeal of the Delaware Court's ruling of invalidity on one of Accenture's patents. In September 2013, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") ruled in our favor, affirming the judgment of the Delaware Court and finding Accenture's patent invalid. Accenture may still request United States Supreme Court review or rehearing by the full Federal Circuit sitting en banc, and, if Accenture is allowed to appeal and is ultimately successful, then we have agreed to pay Accenture an additional $20.0 million. Otherwise, no further payments would be due in connection with the settlement. Our patent litigation with Accenture and the terms of the settlement are further described in “Legal Proceedings” in Item 1 of Part II of this Quarterly Report on Form 10-Q.
We may expand through acquisitions of or partnerships with other companies, which may divert our management's attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.
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
Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Current or potential competitors may be acquired by third parties with greater available resources, such as Accenture's acquisition of Duck Creek Technologies, Inc. in July 2011. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such acquisitions. If we are unable to compete effectively for a share of our market, our business, results of operations and financial condition could be materially and adversely affected.
Certain of our software products may be deployed through cloud-based implementations, and if such implementations are compromised by data security breaches or other disruptions, our reputation could be harmed, and we could lose customers or be subject to significant liabilities.
Although our software products typically are deployed on our customers' premises, some of our products are deployed in cloud-based environments we maintain and some of our products may be deployed in our customers' cloud-based environments, in which our products and associated services are made available using an Internet-based infrastructure. In cloud deployments, our infrastructure and the infrastructure of third-party service providers used by both ourselves and our customers may be vulnerable to hacking incidents, other security breaches, computer viruses, telecommunications failures, power loss, other system failures and similar disruptions.
Any of these occurrences, whether intentional or accidental, could lead to interruptions, delays or cessation of operation of our servers or the servers of third-party service providers' used by our customers, and to the unauthorized use or access of our software and proprietary information and sensitive or confidential data stored or transmitted by our products. The inability of service providers used by our customers, or our own inability, to provide continuous access to hosted services, and to secure hosted services and associated customer information from unauthorized use, access or disclosure, could cause us reputational harm, loss of customers and could expose us to significant liability, all of which could harm our business, financial condition and results of operations.
If our products experience data security breaches, and there is unauthorized access to our customers' data, we may lose current or future customers and our reputation and business may be harmed.

Our products are used by our customers to manage and store proprietary information and sensitive or confidential data relating to their businesses. Although we maintain security features in our products, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, and other disruptions that may jeopardize the security of information stored in and transmitted by our products. A party that is able to circumvent our security measures in our products could misappropriate our or our customers' proprietary or confidential information, cause interruption in operations, damage or misuse of computer systems, and misuse any information misappropriated.
If any compromise of the security of our products were to occur, we may lose customers and our reputation, business, financial condition and results of operations could be harmed. In addition, if there is any perception that we cannot protect our customers' proprietary and confidential information, we may lose the ability to retain existing customers and attract new customers and our revenues could decline.
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
The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers' organizations, and often involves a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and can result in a lengthy sales cycle. Moreover, a purchase decision by a potential customer typically requires the approval of several senior decision makers, including the board of directors of our customers. Our sales cycle for new customers is typically one to two years and can extend even longer in some cases. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize license revenues until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. The lengthy and variable sales cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.
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
We were incorporated in 2001, and since that time have been developing products to meet the evolving demands of customers in the markets in which we operate. We sold the initial versions of ClaimCenter in 2003, PolicyCenter in 2004 and BillingCenter in 2006. This limited operating history makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market's acceptance of our products, it is difficult to evaluate trends that may affect our business. We have limited historical financial data, and we operate in an evolving industry, and, as such, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable industry.
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
Our customers have no obligation to renew their term licenses after their license period expires, and these licenses may not be renewed on the same or more favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their license agreements before they expire. We have limited historical data with respect to rates of customer license renewals, upgrades and expansions so we may not accurately predict future trends in customer renewals. In addition, our term and perpetual license customers have no obligation to renew their maintenance arrangements after the expiration of the initial contractual period, which is typically one to three years. Our customers' renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers' spending levels due to the macroeconomic environment or other factors. In addition, in some cases, our customers have a right to exercise a perpetual buyout of their term licenses at the end of the initial contract term. If our customers do not renew their term licenses for our solutions or renew on less favorable terms, our revenues may decline or grow more slowly than expected and our profitability may be harmed.
Our implementation cycle is lengthy and variable, depends upon factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues.
The implementation and testing of our products by our customers lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers' systems, as well as adding their data to our platform. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. Depending upon the nature and complexity of our customers' systems and the time and resources that our customers are willing to devote to implementation of our products, the implementation and testing of our products may take significantly longer than 24 months. Historically, under the zero gross margin method, until the implementation project was completed, we recognized revenues in connection with implementing our products up to the corresponding costs of revenues and operating expenses. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

Our product development cycles are lengthy, and we may incur significant expenses before we generate revenues, if any, from new products.
Because our products are complex and require rigorous testing, development cycles can be lengthy, taking us multiple years to develop and introduce new products or provide updates to our existing products. Additionally, market conditions may dictate that we change the technology platform underlying our existing products or that new products be developed on different technology platforms, potentially adding material expense and time to our development cycles. Moreover, development projects can be technically challenging and expensive. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease or not materialize after the development cycle has commenced. Such lower customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product's development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.
Failure to meet customer expectations on the implementation of our products could result in negative publicity and reduced sales, both of which would significantly harm our business, results of operations, financial condition and growth prospects.
We provide our customers with upfront estimates regarding the duration, budget and costs associated with the implementation of our products. Failing to meet these upfront estimates and the expectations of our customers for the implementation of our products could result in a loss of customers and negative publicity regarding us and our products and services, which could adversely affect our ability to attract new customers and sell additional products and services to existing customers. Such failure could result from our product capabilities or service engagements by us, our system integrator partners or our customers' IT employees. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer's refusal to pay their contractually-obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.
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
Our customers are P&C insurance carriers which have experienced, and will likely experience in the future, catastrophe losses that adversely impact their businesses. Catastrophes can be caused by various events, including, amongst others, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornados, explosions, severe weather and fires. Global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions in our or our customers' businesses or the economy as a whole. The risks associated with natural disasters and catastrophes are inherently unpredictable, and it is difficult to predict the timing of such events or estimate the amount of loss they will generate. In the event a future catastrophe adversely impacts our current or potential customers, we may be prevented from maintaining and expanding our customer base and from increasing our revenues because such events may cause customers to postpone purchases of new products and professional service engagements or discontinue projects.
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
Product errors will affect the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our customers' willingness to buy products from us, and adversely affect market acceptance or perception of our products. In addition, because our software is used to manage functions that are critical to our customers, the licensing and support of our products may involve the risk of product liability claims. We also may face liability for breaches of our product warranties, product failures or damages caused by faulty installation of our products. Provisions in our contracts relating to warranty disclaimers and liability limitations may be unenforceable or otherwise ineffective.
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
Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and may facilitate intellectual property infringement claims against us. It also could permit a customer to which a product's source code is disclosed to support and maintain that software product without being required to purchase our support or maintenance services. Each of these could harm our business, results of operations and financial condition.
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
If we or our system integration providers do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers' existing information technology investments and data, our customers may depend on our technical support services and/or the support of system integrators or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to increase our penetration with larger customers, which is key to the growth of our revenues and profitability. As we rely more on system integrators to provide deployment and on-going support, our ability to ensure a high level of quality in addressing customer issues is diminished. Our failure to maintain high-quality implementation and support services, or to ensure that system integrators provide the same, could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
If we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage.
Our success depends on our continued ability to develop, introduce and market new and enhanced versions of our products to meet evolving customer requirements. However, we cannot assure that this process can be maintained. If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. We plan to continue our investment in product development in future periods. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive products to meet our customers' and prospective customers' needs on a timely basis. However, we cannot assure that revenues will be sufficient to support the future product development that is required for us to be competitive. Although we may be able to release new products in addition to enhancements to existing products, we cannot assure that our new or upgraded products will be accepted by the market, will not be delayed or canceled, will not contain errors or “bugs” that could affect the performance of the products or cause damage to users' data, or will not be rendered obsolete by the introduction of new products or technological developments by others. If we fail to develop products that are competitive in technology and price and fail to meet customer needs, our market share will decline and our business and results of operations could be harmed.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report on Form 10-Q and Note 1 of Notes to Condensed Consolidated Financial Statements, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Because our customer contracts are highly negotiated, they often include unique terms and conditions that require judgment with respect to revenue recognition. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
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
If a material misstatement occurs in the future, we may fail to meet our future reporting obligations, we may need to restate our financial results and the price of our common stock may decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act, which became applicable to us beginning with the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Furthermore, any potential transition in enterprise resource planning or other major operational system could impact the timely generation of our financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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
Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, could have a material adverse impact on our business, results of operations and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Acts of terrorism could cause disruptions in our or our customers' business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, results of operations and financial condition would be adversely affected.

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
In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
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

•
limiting the persons who may call special meetings of stockholders, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
requiring advance notification of stockholder nominations and proposals, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

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
(b) Use of Proceeds from Public Offering of Common Stock
On October 28, 2013, we closed our follow-on public offering, in which were sold 8,306,291 shares of common stock at a price to the public of $48.75 per share. The aggregate offering price for shares sold in the offering was approximately $404.9 million. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-191834) and a registration statement on Form S-3 (File No. 333-191856). J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. served as the principle underwriters. We raised approximately $389.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $14.9 million and other offering expenses of approximately $0.4 million. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on October 23, 2013 pursuant to Rule 424(b). We plan to invest our net proceeds from this offering in interest-bearing obligations, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the U.S. government.

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

Date:	December 3, 2013	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Karen Blasing
Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)