Form 10-Q
period 2014-01-31
Guidewire Software, Inc.
filed 2014-03-04
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On January 31, 2014, the registrant had 67,947,070 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2014	July 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,629	$79,767
Short-term investments	226,563	76,932
Accounts receivable	56,471	40,885
Deferred tax assets, current	2,908	2,897
Prepaid expenses and other current assets	8,708	9,612
Total current assets	512,279	210,093
Long-term investments	144,203	51,040
Property and equipment, net	12,651	12,914
Intangible assets, net	6,159	6,879
Deferred tax assets, noncurrent	30,822	21,091
Goodwill	9,143	9,048
Other assets	1,034	1,205
TOTAL ASSETS	$716,291	$312,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,728	$6,517
Accrued employee compensation	21,303	26,302
Deferred revenues, current	46,273	37,351
Other current liabilities	3,987	4,614
Total current liabilities	77,291	74,784
Deferred revenues, noncurrent	5,211	3,845
Other liabilities	4,900	5,212
Total liabilities	87,402	83,841
STOCKHOLDERS’ EQUITY:
Common stock	7	6
Additional paid-in capital	650,148	237,769
Accumulated other comprehensive loss	(1,971)	(1,558)
Accumulated deficit	(19,295)	(7,788)
Total stockholders’ equity	628,889	228,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,291	$312,270
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Revenues:
License	$35,215	$30,752	$54,085	$51,564
Maintenance	9,890	9,210	19,529	18,580
Services	38,370	32,226	76,390	65,345
Total revenues	83,475	72,188	150,004	135,489
Cost of revenues:
License	1,646	130	2,549	297
Maintenance	2,051	1,787	3,954	3,351
Services	35,024	29,471	72,138	55,297
Total cost of revenues	38,721	31,388	78,641	58,945
Gross profit:
License	33,569	30,622	51,536	51,267
Maintenance	7,839	7,423	15,575	15,229
Services	3,346	2,755	4,252	10,048
Total gross profit	44,754	40,800	71,363	76,544
Operating expenses:
Research and development	19,060	15,885	37,810	30,649
Sales and marketing	18,769	12,389	35,903	24,765
General and administrative	9,213	7,445	18,078	16,111
Total operating expenses	47,042	35,719	91,791	71,525
Income (loss) from operations	(2,288)	5,081	(20,428)	5,019
Interest income, net	346	132	504	222
Other income (expense), net	(22)	23	182	164
Income (loss) before benefit from income taxes	(1,964)	5,236	(19,742)	5,405
Benefit from income taxes	(1,072)	(265)	(8,235)	(543)
Net income (loss)	$(892)	$5,501	$(11,507)	$5,948
Earnings (loss) per share:
Basic	$(0.01)	$0.10	$(0.18)	$0.11
Diluted	$(0.01)	$0.09	$(0.18)	$0.10
Shares used in computing earnings (loss) per share:
Basic	67,360,775	55,868,308	63,005,064	55,341,176
Diluted	67,360,775	61,706,457	63,005,064	61,452,245
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$(892)	$5,501	$(11,507)	$5,948
Other comprehensive income (loss):
Foreign currency translation adjustments	(818)	14	(437)	(2)
Unrealized gains on available-for-sale securities, net of tax of $15 and $0; $32 and $0	10	21	44	21
Reclassification adjustment for gains included in net income	(11)	—	(20)	—
Other comprehensive income (loss)	(819)	35	(413)	19
Comprehensive income (loss)	$(1,711)	$5,536	$(11,920)	$5,967
See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,507)	$5,948
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,208	2,045
Stock-based compensation	33,607	20,158
Excess tax benefit from exercise of stock options and vesting of RSUs	(289)	(186)
Deferred taxes	(9,708)	(2,003)
Other noncash items affecting net income (loss)	1,139	83
Changes in operating assets and liabilities:
Accounts receivable	(16,118)	(9,514)
Prepaid expenses and other assets	1,103	708
Accounts payable	(443)	724
Accrued employee compensation	(5,063)	(7,491)
Other liabilities	(685)	3,101
Deferred revenues	10,485	(10,464)
Net cash provided by operating activities	5,729	3,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(354,101)	(115,729)
Sales and maturities of available-for-sale securities	110,228	13,889
Purchase of property and equipment	(2,581)	(5,856)
Acquisition of business, net of cash acquired	(95)	—
Decrease in restricted cash	—	3,520
Net cash used in investing activities	(246,549)	(104,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	4,143	5,631
Taxes remitted on RSU awards vested	(15,198)	(9,197)
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commissions	389,949	—
Costs paid in connection with public offerings	(410)	—
Excess tax benefit from exercise of stock options and vesting of RSUs	289	186
Net cash provided by (used in) financing activities	378,773	(3,380)
Effect of foreign exchange rate changes on cash and cash equivalents	(91)	194
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137,862	(104,253)
CASH AND CASH EQUIVALENTS—Beginning of period	79,767	205,718
CASH AND CASH EQUIVALENTS—End of period	$217,629	$101,465
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,246	$1,564
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$313	$255
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
No customer accounted for 10% or more of the Company’s revenues for the three and six months ended January 31, 2014 or 2013. No customer accounted for 10% or more of the Company's total accounts receivable as of January 31, 2014. The Company had one customer that accounted for 10% of total accounts receivable as of July 31, 2013.
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
If the Company cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable; resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was nil for the three and six months ended January 31, 2014, and $3.2 million for the three and six months ended January 31, 2013, and for service revenues was nil for the three and six months ended January 31, 2014, and $1.7 million for the three and six months ended January 31, 2013.
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
Public Offering
On October 28, 2013, the Company closed its follow-on public offering of 8,306,291 shares of its common stock, including the underwriters’ partial exercise of their over-allotment option from the Company. The public offering price of the shares sold in the offering was $48.75 per share. The Company received aggregate proceeds of approximately $389.9 million from the follow-on offering, net of underwriters’ discounts and commissions applicable to the sale of shares by the Company, but before deduction of offering costs of approximately $0.4 million payable by the Company. No shares were sold by the Company’s shareholders in this follow-on offering.
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

2.	Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	January 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$80,213	$41	$—	$80,254
Asset-backed securities	7,267	—	—	7,267
Commercial paper	208,686	18	(9)	208,695
Corporate bonds	163,975	70	(58)	163,987
U.S. government bonds	10,000	2	—	10,002
Money market funds	80,401	—	—	80,401
Municipal debt securities	15,627	21	(5)	15,643
Total	$566,169	$152	$(72)	$566,249

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$37,087	$21	$(4)	$37,104
Asset-backed securities	4,522	—	(1)	4,521
Commercial paper	35,777	11	(1)	35,787
Corporate bonds	63,281	23	(14)	63,290
Foreign government bonds	776	—	(1)	775
Money market funds	33,216	—	—	33,216
Municipal debt securities	9,105	4	(14)	9,095
Total	$183,764	$59	$(35)	$183,788
The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	January 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$56,166	$(9)	$—	$—	$56,166	$(9)
Corporate bonds	77,183	(58)	—	—	77,183	(58)
Municipal debt securities	6,673	(5)	—	—	6,673	(5)
Total	$140,022	$(72)	$—	$—	$140,022	$(72)

As of January 31, 2014, the Company had 49 investments in an unrealized loss position making up the unrealized losses of $72 thousand. The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believes it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at January 31, 2014 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair market value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Upon sale, amounts of gains and losses reclassified into earnings are determined based on specific identification of the securities sold.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of January 31, 2014:

	Expected maturities for the year ending January 31,
	2015	2016	Total
	(in thousands)
U.S. agency securities	$22,683	$57,571	$80,254
Asset-backed securities	6,340	927	7,267
Commercial paper	208,695	—	208,695
Corporate bonds	82,559	81,428	163,987
U.S. government bonds	10,002	—	10,002
Money market funds	80,401	—	80,401
Municipal debt securities	11,366	4,277	15,643
Total	$422,046	$144,203	$566,249

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
We did not have any Level 3 financial assets or liabilities as of January 31, 2014 or July 31, 2013.

The following tables summarize the Company's financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of January 31, 2014 and July 31, 2013:

	January 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
U.S. agency securities	$—	$8,390	$—	$8,390
Commercial paper	—	101,686	—	101,686
Money market funds	80,401	—	—	80,401
U.S. government bonds	—	5,006	—	5,006
Short-term investments:
U.S. agency securities	—	14,293	—	14,293
Asset-backed securities	—	6,340	—	6,340
Commercial paper	—	107,009	—	107,009
Corporate bonds	—	82,559	—	82,559
U.S. government bonds	—	4,996	—	4,996
Municipal debt securities	—	11,366	—	11,366
Long-term investments:
U.S. agency securities	—	57,571	—	57,571
Asset-backed securities	—	927	—	927
Corporate bonds	—	81,428	—	81,428
Municipal debt securities	—	4,277	—	4,277
Total assets	$80,401	$485,848	$—	$566,249

	July 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Commercial paper	$—	$20,597	$—	$20,597
Corporate bonds	—	2,003	—	2,003
Money market funds	33,216	—	—	33,216
Short-term investments:
U.S. agency securities	—	9,097	—	9,097
Asset-backed securities	—	2,421	—	2,421
Commercial paper	—	15,190	—	15,190
Corporate bonds	—	47,572	—	47,572
Foreign government bonds	—	775	—	775
Municipal debt securities	—	1,877	—	1,877
Long-term investments:
U.S. agency securities	—	28,007	—	28,007
Asset-backed securities	—	2,100	—	2,100
Corporate bonds	—	13,715	—	13,715
Municipal debt securities	—	7,218	—	7,218
Total assets	$33,216	$150,572	$—	$183,788

3.	Balance Sheet Components
Property and equipment consist of the following:

	January 31, 2014	July 31, 2013
	(in thousands)
Computer hardware	$9,846	$8,820
Software	5,466	4,460
Furniture and fixtures	2,664	2,666
Leasehold improvements	6,582	6,536
Total property and equipment	24,558	22,482
Less accumulated depreciation and amortization	(11,907)	(9,568)
Property and equipment, net	$12,651	$12,914
As of January 31, 2014 and July 31, 2013, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation and amortization expense.
The following table presents changes in the carrying amount of goodwill:

Total
(in thousands)
Goodwill, July 31, 2013	$9,048
Changes in carrying value	95
Goodwill, January 31, 2014	$9,143

Intangible assets consist of the following:

	January 31, 2014	July 31, 2013
Acquired technology:	(in thousands)
Cost	$7,200	$7,200
Accumulated amortization	(1,041)	(321)
Net	$6,159	$6,879
Amortization expense was $0.4 million and $0.7 million for the three and six month period ended January 31, 2014, respectively, and nil for the three and six month period ended January 31, 2013. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2014 (remainder of fiscal year)	$720
2015	1,440
2016	1,440
2017	1,440
2018	1,119
Total	$6,159

Accrued employee compensation consists of the following:

	January 31, 2014	July 31, 2013
	(in thousands)
Accrued bonuses	$7,943	$13,072
Accrued commission	1,694	2,043
Accrued vacation	6,900	7,335
Payroll accruals	4,766	3,852
Total	$21,303	$26,302
Changes in accumulated other comprehensive loss by component during the six month period ended January 31, 2014 were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance as of July 31, 2013	$(1,582)	$24	$(1,558)
Other comprehensive gain (loss) before reclassification	(437)	76	(361)
Amounts reclassified from accumulated other comprehensive gain (loss) to earnings	—	(20)	(20)
Tax effect	—	(32)	(32)
Balance as of January 31, 2014	$(2,019)	$48	$(1,971)

4.	Earnings per Share
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and six months ended January 31, 2014 and 2013:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(892)	$5,501	$(11,507)	$5,948
Earnings (loss) per share:
Basic	$(0.01)	$0.10	$(0.18)	$0.11
Diluted	$(0.01)	$0.09	$(0.18)	$0.10
Denominator:
Weighted average shares used in computing earnings (loss) per share:
Basic	67,360,775	55,868,308	63,005,064	55,341,176
Weighted average effect of diluted stock options	—	3,668,115	—	3,958,906
Weighted average effect of dilutive restricted stock units	—	2,170,034	—	2,152,163
Diluted	67,360,775	61,706,457	63,005,064	61,452,245

The following outstanding shares of common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Stock options to purchase common stock	3,075,071	338,712	3,292,079	269,040
Restricted stock units	4,436,258	—	4,476,335	12,417

5.	Commitments and Contingencies
There has been no material change in the Company's contractual obligations and commitments other than in the ordinary course of business since the Company's fiscal year ended July 31, 2013. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2013 for additional information regarding the Company's contractual obligations.

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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.4 million and $2.9 million during the three and six months ended January 31, 2014, and $1.2 million and $2.4 million for the three and six months ended January 31, 2013.

Letters of Credit
In addition to the unsecured letter of credit noted above, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $3.2 million as of January 31, 2014) to secure contractual commitments and prepayments. No amounts were outstanding under the Company's unsecured letters of credit as of January 31, 2014 or July 31, 2013. The Company had no outstanding secured letters of credit as of January 31, 2014 or July 31, 2013.
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
In May 2011, the Delaware Court granted the Company's motion for summary judgment, finding that Accenture's '284 patent was invalid. In September 2013, the United States Court of Appeals for the Federal Circuit (the "Appeals Court") affirmed the decision of the District Court and held the '284 patent invalid. In December 2013, Accenture's request for a rehearing of the Appeals Court’s affirmation by the full Federal Circuit sitting en banc was denied.  In January 2014, Accenture requested United States Supreme Court review; the Company is opposing the request. If Accenture is allowed to appeal and is ultimately successful, then the Company has agreed to pay Accenture an additional $20.0 million. Otherwise, no further payments would be due in connection with the settlement. The Company will continue to vigorously defend the favorable decision of the District Court and the affirmation of the Appeals Court, by opposing any requests for further review, as well as defending any such appeal if allowed.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of January 31, 2014 and July 31, 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-based Compensation
Stock-based Compensation Expense
Stock-based compensation expense related to all stock-based awards is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014 (2)	2013	2014 (2)	2013 (1)
Stock-based compensation expenses:	(in thousands)
Cost of license and other	$102	$—	$204	$—
Cost of maintenance revenues	344	340	623	601
Cost of services revenues	5,382	3,439	9,942	6,055
Research and development	3,877	2,446	7,072	4,488
Sales and marketing	5,224	1,942	8,713	3,593
General and administrative	3,978	2,207	7,053	5,421
Total stock-based compensation expenses	$18,907	$10,374	$33,607	$20,158

(1) Expenses shown include $1.0 million of expense recognized in 2013 related to the modification of RSUs upon accelerated vesting terms for the retirement of one of the Company's executives.

As of January 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of January 31, 2014
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$63,895	1.3
Stock options	4,464	1.2
	$68,359

RSUs

RSU activity under the Company's equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2013	4,027,601	$19.27
Granted	1,458,640	43.97
Released	(948,612)	16.42
Cancelled	(157,715)	28.41
Balance as of January 31, 2014	4,379,914	$27.78

The fair value of RSUs released during the three and six month periods ended January 31, 2014 was $23.1 million and $43.6 million, respectively, and $14.5 million and $25.5 million for the three and six month periods ended January 31, 2013, respectively.

Stock Options
Stock option activity under the Company's equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2013	3,763,228	$6.74	5.7	$139,315
Granted	213,309	47.03
Exercised	(1,114,438)	3.71
Cancelled	(5,225)	7.24
Balance as of January 31, 2014	2,856,874	$10.93	6.0	$103,723
Vested and expected to vest as of January 31, 2014	2,802,603	$10.53	5.9	$102,875
Exercisable as of January 31, 2014	2,425,735	$6.04	5.4	$99,873

(1)
Aggregate intrinsic value represents the difference between the Company's closing stock price of $47.21 and $43.76 on January 31, 2014 and July 31, 2013, respectively, and the exercise price of outstanding, in-the-money options.

The options exercisable as of January 31, 2014 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $28.5 million and $48.9 million for the three and six months ended January 31, 2014, respectively, and $20.2 million and $53.1 million for the three and six months ended January 31, 2013, respectively.

Valuation of Awards
The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Expected life (in years)	5.0 - 6.1	5.5	5.0 - 6.1	5.1 - 6.0
Risk-free interest rate	1.5% - 1.9%	0.7%	1.5% - 2.0%	0.6% - 0.8%
Expected volatility	41.3% - 45.8%	47.7%	41.3% - 46.2%	45.1% - 48.7%
Expected dividend yield	—%	—%	—%	—%
Common Stock Reserved for Issuance
As of January 31, 2014 and July 31, 2013, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of January 31, 2014 and July 31, 2013, the Company had reserved shares of common stock for issuance as follows:

	January 31, 2014	July 31, 2013
Exercise of stock options to purchase common stock	2,856,874	3,763,228
Vesting of restricted stock units	4,379,914	4,027,601
Issuances of shares available under stock plans	11,386,839	9,194,058
Total common stock reserved for issuance	18,623,627	16,984,887

7.	Income Taxes
The benefit from income taxes for the three and six month periods ended January 31, 2014 was $1.1 million and $8.2 million, respectively. The benefit for income taxes for the three and six month periods ended January 31, 2013 was $0.3 million and $0.5 million, respectively. The change is primarily due to a decrease in profitability in the current periods. The effective tax rate of 54.6% and 41.7% for the three and six month periods ended January 31, 2014 differs from the statutory U.S. federal income tax rate of 35% mainly due to the benefit for the ISO tax deduction, permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and research tax credits.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of January 31, 2014, U.S. income taxes were not provided for on the cumulative total of $14.6 million undistributed earnings from certain foreign subsidiaries. As of January 31, 2014, the unrecognized deferred tax liability for these earnings was approximately $1.4 million.
During the six month period ended January 31, 2014, the change in unrecognized tax benefits from the beginning of the period was $1.4 million. Accordingly, as of January 31, 2014, the Company had unrecognized tax benefits of $4.1 million that, if recognized, would affect the Company’s effective tax rate.

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

The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
United States	$40,707	$36,823	$77,933	$72,210
Canada	11,731	10,984	20,955	21,065
Other Americas	3,420	3,189	5,239	5,215
Total Americas	55,858	50,996	104,127	98,490
United Kingdom	14,799	6,708	20,654	12,079
Other EMEA	8,034	9,502	16,025	12,945
Total EMEA	22,833	16,210	36,679	25,024
Total APAC	4,784	4,982	9,198	11,975
Total revenues	$83,475	$72,188	$150,004	$135,489
No country, other than those presented above, accounted for more than 10% of revenues during the three and six months ended January 31, 2014 and 2013.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	January 31, 2014	July 31, 2013
	(in thousands)
North America	$26,597	$27,280
Europe	1,112	1,276
Asia Pacific	244	285
Total	$27,953	$28,841

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Opportunities, Challenges, & Risks
Since August 2010, our license revenues from new orders and subsequent annual and, in some cases, quarterly payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal years 2013, 2012 and 2011, our license revenues from existing orders have been recognized under three methods: under the residual method when payment is due and payable from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero-gross-margin method as we complete customer implementations of our software. During the three months ended January 31, 2014 and 2013, our license revenues accounted for 42% of our total revenues for each period presented, and our recurring term license revenues accounted for 97% and 96% of our total license revenues, respectively. During the six months ended January 31, 2014 and 2013, our license revenues accounted for 36% and 38% of our total revenues, respectively, and our recurring term license revenues accounted for 97% of our total license revenues for each period presented.

Our maintenance revenues are generally recognized annually over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 12% and 13% of our total revenues during the three months ended January 31, 2014 and 2013, respectively, and 13% and 14% of our total revenues during the six months ended January 31, 2014 and 2013, respectively.
We generally charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. In certain offerings sold as fixed fee arrangements, we recognize services revenues on a proportional performance basis as performance obligations are completed by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 46% and 45% of our total revenues during the three months ended January 31, 2014 and 2013, respectively. Our services revenues accounted for 51% and 48% of our total revenues during the six months ended January 31, 2014 and 2013, respectively.
We enter into multi-year renewable contracts to license our software. Regardless of contract length, we typically invoice our customers for annual or quarterly amounts at the beginning of the corresponding period. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance. Further, we expect to recognize our current deferred services revenue into income but do not expect significant deferrals of services revenue in future periods. Deferred license and service revenues related to projects under contract accounting as of January 31, 2014 were $1.5 million and $2.3 million, respectively, while deferred license and service revenues related to projects under contract accounting as of July 31, 2013 were $2.2 million and $2.0 million, respectively. Such deferral is in accordance with our Revenue Recognition policy as described in Note 1 to the condensed consolidated financial statements.
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
We generated revenues of $83.5 million and $72.2 million in the three months ended January 31, 2014 and 2013, respectively and revenues of $150.0 million and $135.5 million in the six months ended January 31, 2014 and 2013, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the United States and Canada as a percentage of total revenues were 37% and 34% in the three months ended January 31, 2014 and 2013, respectively, and 34% and 31% in the six months ended January 31, 2014 and 2013, respectively. We generated net loss of $0.9 million and net income of $5.5 million in the three months ended January 31, 2014 and 2013, respectively, and net loss of $11.5 million and net income of $5.9 million in the six months ended January 31, 2014 and 2013, respectively. No customer accounted for 10% or more of our revenues for the three and six months ended January 31, 2014 or 2013. Our ten largest customers accounted for 38% of our total revenues for the three months ended January 31, 2014 and 2013, respectively, and 39% and 35% of our total revenues for the six month periods ended January 31, 2014 and 2013, respectively. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.
Key Business Metrics
We use certain key metrics to evaluate and manage our business, including rolling four-quarter recurring revenues from term licenses and maintenance. In addition, we present select GAAP and non-GAAP financial metrics that we use internally to manage the business and that we believe are useful for investors. These metrics include Adjusted EBITDA and operating cash flow.
Four-Quarter Recurring Revenues
We measure four-quarter recurring revenues by adding the total term license revenues and maintenance revenues recognized in the preceding four quarters ended in the stated period and excluding perpetual license revenues, revenues from perpetual buyout rights and services revenues. This metric allows us to better understand the trends in our recurring revenues because it typically reduces the variations in any particular quarter caused by seasonality, the effects of the annual invoicing of our term licenses, the effects of differences in timing of payments, and certain effects of contractual provisions that may accelerate or delay revenue recognition in some cases. Our four-quarter recurring revenues for each of the eight periods presented were:

	Four quarters ended
	1/31/2014	10/31/2013	7/31/2013	4/30/2013	1/31/2013	10/31/2012	7/31/2012	4/30/2012
	(in thousands)
Term license revenues	$115,144	$110,640	$112,863	$95,303	$92,792	$83,114	$74,869	$70,165
Maintenance revenues	38,510	37,830	37,561	35,548	34,207	31,802	29,538	27,581
Total four-quarter recurring revenues	$153,654	$148,470	$150,424	$130,851	$126,999	$114,916	$104,407	$97,746

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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(892)	$5,501	$(11,507)	$5,948
Non-GAAP adjustments:
Benefit from income taxes	(1,072)	(265)	(8,235)	(543)
Other expense (income), net	22	(23)	(182)	(164)
Interest income, net	(346)	(132)	(504)	(222)
Depreciation and amortization	1,617	945	3,208	2,045
Total stock-based compensation	18,907	10,374	33,607	20,158
Adjusted EBITDA	$18,236	$16,400	$16,387	$27,222
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash provided by operations were $5.7 million and $3.1 million for the six months ended January 31, 2014 and 2013, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Revenues:	(in thousands)
License	$35,215	$30,752	$54,085	$51,564
Maintenance	9,890	9,210	19,529	18,580
Services	38,370	32,226	76,390	65,345
Total revenues	83,475	72,188	150,004	135,489
Cost of revenues:
License	1,646	130	2,549	297
Maintenance	2,051	1,787	3,954	3,351
Services	35,024	29,471	72,138	55,297
Total cost of revenues	38,721	31,388	78,641	58,945
Gross profit:
License	33,569	30,622	51,536	51,267
Maintenance	7,839	7,423	15,575	15,229
Services	3,346	2,755	4,252	10,048
Total gross profit	44,754	40,800	71,363	76,544
Operating expenses:
Research and development	19,060	15,885	37,810	30,649
Sales and marketing	18,769	12,389	35,903	24,765
General and administrative	9,213	7,445	18,078	16,111
Total operating expenses	47,042	35,719	91,791	71,525
Income (loss) from operations	(2,288)	5,081	(20,428)	5,019
Interest income, net	346	132	504	222
Other income (expense), net	(22)	23	182	164
Income (loss) before benefit from income taxes	(1,964)	5,236	(19,742)	5,405
Benefit from income taxes	(1,072)	(265)	(8,235)	(543)
Net income (loss)	$(892)	$5,501	$(11,507)	$5,948

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Revenues:
License	42%	42%	36%	38%
Maintenance	12%	13%	13%	14%
Services	46%	45%	51%	48%
Total revenues	100%	100%	100%	100%
Total cost of revenues	46%	44%	52%	43%
Total gross profit	54%	56%	48%	57%
Operating expenses:
Research and development	23%	22%	25%	23%
Sales and marketing	22%	17%	24%	18%
General and administrative	11%	10%	12%	12%
Total operating expenses	56%	49%	61%	53%
Income (loss) from operations	(2)%	7%	(13)%	4%
Interest income, net	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Income (loss) before benefit from income taxes	(2)%	7%	(13)%	4%
Benefit from income taxes	(1)%	(1)%	(5)%	—%
Net income (loss)	(1)%	8%	(8)%	4%

Comparison of the Three and Six Months Ended January 31, 2014 and 2013
Revenues
Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended January 31,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$35,215	42%	$30,752	42%	$4,463	15%
Maintenance	9,890	12%	9,210	13%	680	7%
Services	38,370	46%	32,226	45%	6,144	19%
Total revenues	$83,475	100%	$72,188	100%	$11,287	16%

	Six Months Ended January 31,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$54,085	36%	$51,564	38%	$2,521	5%
Maintenance	19,529	13%	18,580	14%	949	5%
Services	76,390	51%	65,345	48%	11,045	17%
Total revenues	$150,004	100%	$135,489	100%	$14,515	11%

License Revenues
License revenues for the three and six month periods were primarily driven by ClaimCenter, continued adoption of our PolicyCenter software, adoption of our BillingCenter and an increase in customer purchases of our product suite, and expansion of our international reach.

	Three Months Ended January 31,
	2014		2013
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$34,004	97%	$29,501	96%	$4,503	15%
Perpetual	1,211	3%	1,251	4%	(40)	(3)%
Total license revenues	$35,215	100%	$30,752	100%	$4,463	15%

	Six Months Ended January 31,
	2014		2013
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$52,385	97%	$50,104	97%	$2,281	5%
Perpetual	1,700	3%	1,460	3%	240	16%
Total license revenues	$54,085	100%	$51,564	100%	$2,521	5%

The $4.5 million increase in term license revenues during the three month period ended January 31, 2014 was primarily driven by $8.5 million of revenues recognized from new orders and $0.3 million of revenues recognized related to a strategic partnership and from our cloud-based enterprise applications during the three month period ended January 31, 2014. This increase was partially offset by $1.3 million of non-recurring revenues recognized in the prior period upon attainment of revenue recognition criteria met, a net decrease of $2.3 million of revenues due to timing of invoicing and corresponding due dates and a decrease of $0.7 million of revenues due to the net effect of early payments in both periods presented.

The $2.3 million increase in term license revenues during the six month period ended January 31, 2014 was primarily driven by $9.5 million of revenues recognized from new orders during the six months period ended January 31, 2014, and $0.6 million of revenues recognized related to a strategic partnership and from our cloud-based enterprise applications. This increase was partially offset by $4.5 million of non-recurring revenues recognized in the prior period upon attainment of revenue recognition criteria met, a net decrease of $2.6 million of revenues due to timing of invoicing and corresponding due dates and a decrease of $0.7 million of revenues due to the net effect of early payments in both periods presented.

Perpetual license revenues did not fluctuate materially during the three or six month periods ended January 31, 2014.

Maintenance Revenues

The $0.7 million increase in maintenance revenues during the three month period ended January 31, 2014 was primarily driven by new and existing orders.

The $0.9 million increase in maintenance revenues during the six month period ended January 31, 2014 was primarily driven by new and existing orders.

Services Revenues

The $6.1 million increase in service revenues during three month period ended January 31, 2014 was primarily driven by an additional $5.7 million of revenues related to implementation of our software. This is net of a $1.7 million decrease in revenues released upon attainment of revenue recognition criteria when compared to the prior year. In addition, $0.4 million in revenues were recognized related to training and reimbursable travel costs.

The $11.0 million increase in service revenues during the six month period ended January 31, 2014 was primarily driven by an additional $10.1 million of revenues related to implementation of our software. This is net of a $3.4 million decrease in revenues released upon attainment of revenue recognition criteria when compared to the prior year. In addition, $0.9 million in revenues were recognized related to training and reimbursable travel costs.
Deferred Revenues

	As of
	January 31, 2014	July 31, 2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$21,107	$14,435	$6,672	46%
Deferred maintenance revenues	23,828	22,017	1,811	8%
Deferred services revenues	6,549	4,744	1,805	38%
Total deferred revenues	$51,484	$41,196	$10,288	25%
The $6.7 million increase in deferred license revenues compared to the prior year end was primarily driven by $3.5 million of deferred license billings for new orders, $2.5 million of deferred license billings from existing orders that were not due as of January 31, 2014, and $1.1 million deferred due to lack of attainment of revenue recognition criteria.
The $1.8 million increase in deferred maintenance revenues compared to the prior year end was primarily driven by revenues deferred from new and existing orders during the six months ended January 31, 2014. This increase reflects the seasonal nature of the billing of maintenance revenues.
The $1.8 million increase in deferred services revenues compared to the prior year end was primarily driven by $1.2 million of services revenues deferred due to lack of attainment of revenue recognition criteria during the six months ended January 31, 2014.
Included in our deferred license revenues as of January 31, 2014, is $3.5 million of deferred revenue for one customer that is subject to refund in the event of nonperformance of certain project implementation milestones.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit

	Three Months Ended January 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$1,646	$130	$1,516	1,166%
Maintenance	2,051	1,787	264	15%
Services	35,024	29,471	5,553	19%
Total cost of revenues	$38,721	$31,388	$7,333	23%

Includes stock-based compensation of:
Cost of license revenues:	$102	$—	$102
Cost of maintenance revenues:	344	340	4
Cost of services revenues:	5,382	3,439	1,943
Total	$5,828	$3,779	$2,049

	Six Months Ended January 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$2,549	$297	$2,252	758%
Maintenance	3,954	3,351	603	18%
Services	72,138	55,297	16,841	30%
Total cost of revenues	$78,641	$58,945	$19,696	33%

Includes stock-based compensation of:
Cost of license revenues:	204	—	$204
Cost of maintenance revenues:	623	601	22
Cost of services revenues:	9,942	6,055	3,887
Total	$10,769	$6,656	$4,113

The $7.3 million increase in cost of revenues during the three month period was primarily driven by an increase of $2.3 million in personnel-related expenses as a result of 54 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $2.0 million increase in stock-based compensation, a $1.8 million increase in third-party consultant costs and billable expenses, and a $1.2 million increase in royalties and amortization of acquired intangible assets.
The $19.7 million increase in cost of revenues during the six month period was primarily driven by an increase of $6.9 million in personnel-related expenses as a result of 54 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $5.2 million increase in third-party consultant costs and billable expenses, a $4.1 million increase in stock-based compensation, a $1.6 million increase in royalties and amortization of acquired intangible assets, a $1.0 million increase in administrative expenses, and a $0.9 million increase in non-billable travel and professional services.
We expect our cost of revenues in future periods to trend in-line with implementation services provided to our customers.

	Three Months Ended January 31,
	2014		2013		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$33,569	95%	$30,622	100%	$2,947	10%
Maintenance	7,839	79%	7,423	81%	416	6%
Services	3,346	9%	2,755	9%	591	21%
Total gross profit	$44,754	54%	$40,800	56%	$3,954	10%

	Six Months Ended January 31,
	2014		2013		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$51,536	95%	$51,267	99%	$269	1%
Maintenance	15,575	80%	15,229	82%	346	2%
Services	4,252	6%	10,048	15%	(5,796)	(58)%
Total gross profit	$71,363	48%	$76,544	57%	$(5,181)	(7)%

The $4.0 million increase in gross profit during the three month period was primarily due to increases in services and license revenues that were partially offset by increases in corresponding costs of revenues. License margins decreased to 95% in the three month period ended January 31, 2014, from 100% in the three month period ended January 31, 2013, due to amortization of acquired intangibles and royalties owed on third-party licensed technology. Service margin remained flat at 9%, and services revenues as a percentage of total revenues increased to 46% in the three month period ended January 31, 2014, from 45% in the three month period ended January 31, 2013. Gross margin decreased to 54% from 56% for the three month periods ended January 31, 2014 and 2013, respectively, primarily due to the decrease in license margin, as well as a greater percentage of revenues from services.
The $5.2 million decrease in gross profit during the six month period was primarily due to increases in costs of services revenues that were partially offset by an increase in revenues. Service margin decreased to 6% in the six month period ended January 31, 2014, from 15% in the six month period ended January 31, 2013, primarily due to an increase in cost related to 56 additional employees hired during the last twelve months to support expected growth, as well as increases in stock-based compensation and third-party consultant costs in the current fiscal quarter. Additionally, services revenues as a percentage of total revenues increased to 51% in the six month period ended January 31, 2014, from 48% in the six month period ended January 31, 2013. License margins decreased to 95% in the six month period ended January 31, 2014, from 99% in the six month period ended January 31, 2013, due to amortization of acquired intangibles and royalties owed on our acquired technology. Gross margin decreased to 48% from 57% for the six month periods ended January 31, 2014 and 2013, respectively, primarily due to a higher proportion of revenues being attributed to services, which have lower margins than license and maintenance revenues, as well as a decrease in services and license margins.
Operating Expenses

	Three Months Ended January 31,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$19,060	23%	$15,885	22%	$3,175	20%
Sales and marketing	18,769	22%	12,389	17%	6,380	51%
General and administrative	9,213	11%	7,445	10%	1,768	24%
Total operating expenses	$47,042	56%	$35,719	49%	$11,323	32%

Includes stock-based compensation of:
Research and development	$3,877		$2,446		$1,431
Sales and marketing	5,224		1,942		3,282
General and administrative	3,978		2,207		1,771
Total	$13,079		$6,595		$6,484

	Six Months Ended January 31,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$37,810	25%	$30,649	23%	$7,161	23%
Sales and marketing	35,903	24%	24,765	18%	11,138	45%
General and administrative	18,078	12%	16,111	12%	1,967	12%
Total operating expenses	$91,791	61%	$71,525	53%	$20,266	28%

Includes stock-based compensation of:
Research and development	$7,072		$4,488		$2,584
Sales and marketing	8,713		3,593		5,120
General and administrative	7,053		5,421		1,632
Total	$22,838		$13,502		$9,336

The $11.3 million increase in operating expenses during the three month period was primarily driven by a $6.5 million increase in stock-based compensation, a $4.7 million increase in personnel-related expenses as a result of 113 additional employees during the last twelve months, a $0.3 million increase in travel and marketing expenses, and $0.3 million increase in operational expenses, offset by a decrease of $0.4 million in professional services.

The $20.3 million increase in operating expenses during the six month period was primarily driven by a $9.6 million increase in personnel-related expenses as a result of 113 additional employees during the last twelve months, a $9.3 million increase in stock-based compensation, a $1.2 million increase in travel and marketing expenses, and $1.0 million increase in operational expenses, offset by a decrease of $1.0 million in professional services.

We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $3.2 million increase in research and development expenses during the three month period was primarily due to an increase of $1.5 million in personnel-related expenses as a result of 41 additional employees during the last twelve months to support our continued development of new products and services and product improvements, a $1.4 million increase in stock-based compensation and a $0.2 million increase in operational expenses.

The $7.2 million increase in research and development expenses during the six month period was primarily due to an increase of $3.8 million in personnel-related expenses as a result of 41 additional employees during the last twelve months to support our continued development of new products and services and product improvements, a $2.6 million increase in stock-based compensation, a $0.7 million increase in operational expenses, and a $0.2 million increase in travel and marketing expenses, partially offset by a $0.1 million decrease in professional services.

Sales and Marketing

The $6.4 million increase in sales and marketing expenses during the three month period was primarily due to a $3.3 million increase in stock-based compensation, an increase of $2.3 million in personnel-related expenses as a result of 55 additional employees during the last twelve months to support our sales growth and marketing new products and services, a $0.4 million increase in operational expenses, and a $0.3 million increase in employee travel costs and marketing programs.

The $11.1 million increase in sales and marketing expenses during the six month period was primarily due to a $5.1 million increase in stock-based compensation, an increase of $4.0 million in personnel-related expenses as a result of 55 additional employees during the last twelve months to support our sales growth and marketing new products and services, a $1.0 million increase in operational expenses, and a $1.0 million increase in employee travel costs and marketing programs.

General and Administrative

The $1.8 million increase in general and administrative expenses during the three month period was primarily due to a $1.8 million increase in stock-based compensation, a $0.8 million increase in personnel-related expenses as a result of 17 additional employees during the last twelve months to support investment in our infrastructure and general administrative functions, offset by a decrease of $0.4 million in professional services costs, including legal and consultant expenses and a decrease of $0.4 million in operational expenses.

The $2.0 million increase in general and administrative expenses during the six month period was primarily due to a $1.9 million increase in personnel-related expenses as a result of 17 additional employees during the last twelve months to support investment in our infrastructure and general administrative functions, a $1.6 million increase in stock-based compensation, offset by a decrease of $0.9 million in professional services costs, including legal and consultant expenses, and a decrease of $0.6 million in operational expenses.

Other Income (Expense)

	Three Months Ended January 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$346	$132	$214	*
Other income (expense), net	(22)	23	(45)	*
Total	$324	$155	$169	*
* Not meaningful

	Six Months Ended January 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$504	$222	$282	*
Other income (expense), net	182	164	18	*
Total	$686	$386	$300	*
* Not meaningful

Interest Income, Net

Interest income increased $0.2 million and $0.3 million during the three and six month periods ended January 31, 2014, primarily due to higher interest income on our cash, cash equivalents, and investments due to higher balances.

Other Income (Expense), Net

Other income remained flat for the three and six month periods ended January 31, 2014 when compared to the three and six month periods ended January 31, 2013.

Provision for (Benefit from) Income Taxes

We recognized an income tax benefit of $1.1 million and $8.2 million for the three and six month periods ended January 31, 2014, respectively, and a tax benefit of $0.3 million and $0.5 million for the three and six month periods ended January 31, 2013, respectively. The increase in tax benefit recognized in the three and six month periods is primarily due to a decrease in profitability in the current periods. Our effective income tax rate of 54.6% and 41.7% for the three and six month periods ended January 31, 2014, respectively, increased compared to the three and six month periods ended January 31, 2013 of (5.1)% and (10.0)%, respectively, due to a tax benefit on a projected worldwide pretax loss for the three and six month periods ended January 31, 2014, as compared to the tax benefit on a projected worldwide pretax income for the three and six month periods ended January 31, 2013, the benefit from incentive stock options (ISO) tax deduction, permanent differences related to stock-based compensation, the impact of state income taxes, and the tax rate differences between the United States and foreign countries, and tax credits.
Liquidity and Capital Resources
On October 28, 2013, we received proceeds of approximately $389.9 million from our follow-on offering, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $0.4 million payable by the Company.
Cash flows provided by operating activities were $5.7 million and $3.1 million during the six months ended January 31, 2014 and 2013, respectively. We had capital expenditures of $2.6 million and $5.9 million for the six months ended January 31, 2014 and 2013, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. Additionally, cash paid for employee withholding taxes on RSU awards vested was $15.2 million and $9.2 million during the six months ended January 31, 2014 and 2013, respectively. As of January 31, 2014 and July 31, 2013, we had $588.4 million and $207.7 million of cash, cash equivalents and investments, respectively, and working capital of $435.0 million and $135.3 million, respectively.
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
As of January 31, 2014, approximately $16.5 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended January 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$5,729	$3,109
Net cash used in investing activities	(246,549)	(104,176)
Net cash provided by (used in) financing activities	378,773	(3,380)
Cash Flows from Operating Activities
Cash flows provided by operating activities increased $2.6 million for the six month period ended January 31, 2014 when compared to the comparable period ended January 31, 2013, primarily due to current year revenue deferrals where the prior year included significant release from deferrals upon attainment of revenue recognition criteria and a $13.4 million increase in stock-based compensation due to increases in stock prices and number of awards granted. These increases were partially offset by a decrease in net income of $17.5 million and an increase in deferred tax assets which was $7.7 million larger than the increase in the comparable period of the prior year primarily due to the increase in stock-based compensation. Additionally, accounts receivable increased $6.6 million more in the current period than in the comparable period of the prior year due primarily to an increase in billings.
Cash Flows from Investing Activities
Our investing activities consist primarily of investment of excess cash and cash equivalents into short-term and long-term investments, as well as capital expenditures to purchase property and equipment and changes in our restricted cash.
Cash used in investing activities increased $142.4 million for the six month period ended January 31, 2014 when compared to the comparable period ended January 31, 2013, primarily due to the investment of excess cash into available-for-sale securities from our stock issuance in October 2013, as seen in increased net purchases of available-for-sale securities. The prior year included the release of restricted cash related to secured lines of credit. This decrease was partially offset by a $3.3 million decrease in capital expenditures compared to the comparable period of the prior year, as the prior year included payments for our corporate headquarters move.

Cash Flows from Financing Activities
Cash flows from financing activities increased by $382.2 million for the six month period ended January 31, 2014 when compared to the comparable period ended January 31, 2013. During the three months ended October 31, 2013, we received $389.9 million in net proceeds from our follow-on offering, after deducting underwriters' discounts and commissions. These proceeds were offset by a $6.0 million increase in taxes remitted related to the vesting of RSUs held by employees. Additionally, proceeds from stock options exercises decreased by $1.5 million as we have granted more RSUs in recent years to employees than stock options.
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
There were no significant changes in our critical accounting policies and estimates during the six months ended January 31, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 27, 2013 for a more complete discussion of our critical accounting policies and estimates.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of January 31, 2014.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term and long-term investments as of January 31, 2014 and July 31, 2013. Our cash, cash equivalents and short-term and long-term investments as of January 31, 2014 were $588.4 million and consisted primarily of cash, money market funds, commercial paper, agency debt securities, corporate bonds, U.S. government bonds and municipal debt securities with maturities of up to two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
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
In May 2011, the Delaware Court granted the Company's motion for summary judgment, finding that Accenture's '284 patent was invalid. In September 2013, the United States Court of Appeals for the Federal Circuit (the "Appeals Court") affirmed the decision of the District Court and held the '284 patent invalid. In December 2013, Accenture's request for a rehearing of the Appeals Court’s affirmation by the full Federal Circuit sitting en banc was denied.  In January 2014, Accenture requested United States Supreme Court review; the Company is opposing the request. If Accenture is allowed to appeal and is ultimately successful, then the Company has agreed to pay Accenture an additional $20.0 million. Otherwise, no further payments would be due in connection with the settlement. The Company will continue to vigorously defend the favorable decision of the District Court and the affirmation of the Appeals Court, by opposing any requests for further review, as well as defending any such appeal if allowed.
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
In December 2007, we were sued by Accenture, a competitor, in the U.S. District Court for the District of Delaware (the "Delaware Court") over our alleged infringement of certain of their intellectual property rights and related state law claims. Over time, both parties asserted additional claims against each other. In October 2011, we agreed with Accenture to resolve all outstanding litigation. In connection with the settlement, we paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture's pending appeal of the Delaware Court's ruling of invalidity on one of Accenture's patents. In September 2013, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") ruled in our favor, affirming the judgment of the Delaware Court and finding Accenture's patent invalid. Accenture has requested United States Supreme Court review, and, if Accenture is allowed to appeal and is ultimately successful, then we have agreed to pay Accenture an additional $20.0 million. Otherwise, no further payments would be due in connection with the settlement. Our patent litigation with Accenture and the terms of the settlement are further described in “Legal Proceedings” in Item 1 of Part II of this Quarterly Report on Form 10-Q.
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

Date:	March 3, 2014	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Karen Blasing
Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)