Form 10-Q
period 2014-04-30
Guidewire Software, Inc.
filed 2014-06-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On April 30, 2014, the registrant had 68,557,084 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2014	July 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,336	$79,767
Short-term investments	271,033	76,932
Accounts receivable	58,319	40,885
Deferred tax assets, current	2,917	2,897
Prepaid expenses and other current assets	11,589	9,612
Total current assets	503,194	210,093
Long-term investments	169,780	51,040
Property and equipment, net	12,459	12,914
Intangible assets, net	5,799	6,879
Deferred tax assets, noncurrent	31,786	21,091
Goodwill	9,205	9,048
Other assets	1,485	1,205
TOTAL ASSETS	$733,708	$312,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,418	$6,517
Accrued employee compensation	24,214	26,302
Deferred revenues, current	52,746	37,351
Other current liabilities	5,088	4,614
Total current liabilities	88,466	74,784
Deferred revenues, noncurrent	5,552	3,845
Other liabilities	4,695	5,212
Total liabilities	98,713	83,841
STOCKHOLDERS’ EQUITY:
Common stock	7	6
Additional paid-in capital	657,027	237,769
Accumulated other comprehensive loss	(1,386)	(1,558)
Accumulated deficit	(20,653)	(7,788)
Total stockholders’ equity	634,995	228,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$733,708	$312,270
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Revenues:
License	$31,927	$22,918	$86,012	$74,482
Maintenance	10,440	9,110	29,969	27,690
Services	39,668	36,222	116,058	101,567
Total revenues	82,035	68,250	232,039	203,739
Cost of revenues:
License	845	139	3,394	436
Maintenance	2,238	2,079	6,192	5,430
Services	34,259	33,774	106,397	89,071
Total cost of revenues	37,342	35,992	115,983	94,937
Gross profit:
License	31,082	22,779	82,618	74,046
Maintenance	8,202	7,031	23,777	22,260
Services	5,409	2,448	9,661	12,496
Total gross profit	44,693	32,258	116,056	108,802
Operating expenses:
Research and development	20,634	16,854	58,444	47,503
Sales and marketing	17,968	11,915	53,871	36,680
General and administrative	9,489	7,851	27,567	23,962
Total operating expenses	48,091	36,620	139,882	108,145
Income (loss) from operations	(3,398)	(4,362)	(23,826)	657
Interest income, net	415	137	919	359
Other income (expense), net	190	(268)	372	(104)
Income (loss) before benefit from income taxes	(2,793)	(4,493)	(22,535)	912
Benefit from income taxes	(1,435)	(1,823)	(9,670)	(2,366)
Net income (loss)	$(1,358)	$(2,670)	$(12,865)	$3,278
Earnings (loss) per share:
Basic	$(0.02)	$(0.05)	$(0.20)	$0.06
Diluted	$(0.02)	$(0.05)	$(0.20)	$0.05
Shares used in computing earnings (loss) per share:
Basic	68,261,964	57,017,856	64,718,852	55,887,786
Diluted	68,261,964	57,017,856	64,718,852	61,732,623
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$(1,358)	$(2,670)	$(12,865)	$3,278
Other comprehensive income (loss):
Foreign currency translation adjustments	546	(214)	109	(215)
Unrealized gains on available-for-sale securities, net of tax of $10 and $0; $42 and $0	58	38	102	58
Reclassification adjustment for gains realized on available-for-sale securities, included in net income (loss)	(19)	—	(39)	—
Other comprehensive income (loss)	585	(176)	172	(157)
Comprehensive income (loss)	$(773)	$(2,846)	$(12,693)	$3,121
See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,865)	$3,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,978	3,182
Stock-based compensation	47,520	28,430
Excess tax benefit from exercise of stock options and vesting of RSUs	(498)	(323)
Deferred taxes	(10,712)	(4,779)
Other noncash items affecting net income (loss)	2,227	272
Changes in operating assets and liabilities:
Accounts receivable	(17,820)	(15,949)
Prepaid expenses and other assets	(2,187)	403
Accounts payable	135	700
Accrued employee compensation	(2,279)	(5,049)
Other liabilities	382	1,959
Deferred revenues	17,172	(4,012)
Net cash provided by operating activities	26,053	8,112
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(521,005)	(170,513)
Sales and maturities of available-for-sale securities	206,046	57,256
Purchase of property and equipment	(3,669)	(7,061)
Acquisition of business, net of cash acquired	(157)	—
Decrease in restricted cash	—	3,520
Net cash used in investing activities	(318,785)	(116,798)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	7,354	7,964
Taxes remitted on RSU awards vested	(25,654)	(14,695)
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commissions	389,949	—
Costs paid in connection with public offerings	(408)	—
Excess tax benefit from exercise of stock options and vesting of RSUs	498	323
Net cash provided by (used in) financing activities	371,739	(6,408)
Effect of foreign exchange rate changes on cash and cash equivalents	562	(94)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,569	(115,188)
CASH AND CASH EQUIVALENTS—Beginning of period	79,767	205,718
CASH AND CASH EQUIVALENTS—End of period	$159,336	$90,530
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,036	$1,569
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$409	$953
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
No customer accounted for 10% or more of the Company’s revenues for the three and nine months ended April 30, 2014 or 2013. Two customers accounted for 10% or more of the Company's total accounts receivable as of April 30, 2014. The Company had one customer that accounted for 10% of total accounts receivable as of July 31, 2013.
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
If the Company cannot make reliable estimates of total project implementation and it is reasonably assured that no loss will be incurred under such arrangements, the zero profit margin method is applied whereby an amount of revenues equal to the incurred costs of the project is recognized as well as the incurred costs, producing a zero margin until project estimates become reliable. The percentage-of-completion method is applied when project estimates become reliable; resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was nil for the three and nine months ended April 30, 2014, and nil and $3.2 million for the three and nine months ended April 30, 2013, respectively, and for service revenues was nil for the three and nine months ended April 30, 2014, and nil and $1.7 million for the three and nine months ended April 30, 2013, respectively.
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
Recent Accounting Pronouncement
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard will be effective for the Company beginning August 1, 2017. The Company is currently evaluating the impact of the adoption of this accounting standard update on its condensed consolidated financial statements.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit ("UTB"), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

2.	Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	April 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$86,042	$50	$(9)	$86,083
Asset-backed securities	5,173	—	—	5,173
Commercial paper	166,318	17	(1)	166,334
Corporate bonds	237,430	118	(41)	237,507
U.S. government bonds	4,996	2	—	4,998
Foreign government bonds	2,770	—	(17)	2,753
Money market funds	51,837	—	—	51,837
Certificate of deposit	2,700	—	(2)	2,698
Municipal debt securities	14,341	14	(2)	14,353
Total	$571,607	$201	$(72)	$571,736

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$37,087	$21	$(4)	$37,104
Asset-backed securities	4,522	—	(1)	4,521
Commercial paper	35,777	11	(1)	35,787
Corporate bonds	63,281	23	(14)	63,290
Foreign government bonds	776	—	(1)	775
Money market funds	33,216	—	—	33,216
Municipal debt securities	9,105	4	(14)	9,095
Total	$183,764	$59	$(35)	$183,788

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	April 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$11,098	$(1)	$—	$—	$11,098	$(1)
Asset-backed securities	999	—	—	—	999	—
U. S. Agency Securities	27,995	(9)	—	—	27,995	(9)
Corporate bonds	74,350	(41)	—	—	74,350	(41)
Foreign government bonds	2,753	(17)	—	—	2,753	(17)
Certificate of deposit	2,698	(2)	—	—	2,698	(2)
Municipal debt securities	5,895	(2)	—	—	5,895	(2)
Total	$125,788	$(72)	$—	$—	$125,788	$(72)

As of April 30, 2014, the Company had 45 investments in an unrealized loss position making up the unrealized losses of $72 thousand. The unrealized losses on our available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believes it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at April 30, 2014 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair market value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Upon sale, amounts of gains and losses reclassified into earnings are determined based on specific identification of the securities sold.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of April 30, 2014:

	Expected maturities for the year ending April 30,
	2015	2016	Total
	(in thousands)
U.S. agency securities	$27,105	$58,978	$86,083
Asset-backed securities	4,601	572	5,173
Commercial paper	166,334	—	166,334
Corporate bonds	134,731	102,776	237,507
U.S. government bonds	4,998	—	4,998
Foreign government bonds	—	2,753	2,753
Money market funds	51,837	—	51,837
Certificate of deposit	—	2,698	2,698
Municipal debt securities	12,350	2,003	14,353
Total	$401,956	$169,780	$571,736

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
We did not have any Level 3 financial assets or liabilities as of April 30, 2014 or July 31, 2013.

The following tables summarize the Company's financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of April 30, 2014 and July 31, 2013:

	April 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Commercial paper	$—	$79,086	$—	$79,086
Money market funds	51,837	—	—	51,837
Short-term investments:
U.S. agency securities	—	27,105	—	27,105
Asset-backed securities	—	4,601	—	4,601
Commercial paper	—	87,248	—	87,248
Corporate bonds	—	134,731	—	134,731
U.S. government bonds	—	4,998	—	4,998
Municipal debt securities	—	12,350	—	12,350
Long-term investments:
U.S. agency securities	—	58,978	—	58,978
Asset-backed securities	—	572	—	572
Corporate bonds	—	102,776	—	102,776
Foreign Government Bond	—	2,753	—	2,753
Certificate of deposit	—	2,698	—	2,698
Municipal debt securities	—	2,003	—	2,003
Total assets	$51,837	$519,899	$—	$571,736

	July 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Commercial paper	$—	$20,597	$—	$20,597
Corporate bonds	—	2,003	—	2,003
Money market funds	33,216	—	—	33,216
Short-term investments:
U.S. agency securities	—	9,097	—	9,097
Asset-backed securities	—	2,421	—	2,421
Commercial paper	—	15,190	—	15,190
Corporate bonds	—	47,572	—	47,572
Foreign government bonds	—	775	—	775
Municipal debt securities	—	1,877	—	1,877
Long-term investments:
U.S. agency securities	—	28,007	—	28,007
Asset-backed securities	—	2,100	—	2,100
Corporate bonds	—	13,715	—	13,715
Municipal debt securities	—	7,218	—	7,218
Total assets	$33,216	$150,572	$—	$183,788

3.	Balance Sheet Components
Property and equipment consist of the following:

	April 30, 2014	July 31, 2013
	(in thousands)
Computer hardware	$10,972	$8,820
Software	5,447	4,460
Furniture and fixtures	2,676	2,666
Leasehold improvements	6,635	6,536
Total property and equipment	25,730	22,482
Less accumulated depreciation and amortization	(13,271)	(9,568)
Property and equipment, net	$12,459	$12,914
As of April 30, 2014 and July 31, 2013, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation and amortization expense.
The following table presents changes in the carrying amount of goodwill:

Total
(in thousands)
Goodwill, July 31, 2013	$9,048
Changes in carrying value	157
Goodwill, April 30, 2014	$9,205

Intangible assets consist of the following:

	April 30, 2014	July 31, 2013
Acquired technology:	(in thousands)
Cost	$7,200	$7,200
Accumulated amortization	(1,401)	(321)
Net	$5,799	$6,879
Amortization expense was $0.4 million and $1.1 million for the three and nine month period ended April 30, 2014, respectively, and nil for the three and nine month period ended April 30, 2013. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2014 (remainder of fiscal year)	$360
2015	1,440
2016	1,440
2017	1,440
2018	1,119
Total	$5,799
Accrued employee compensation consists of the following:

	April 30, 2014	July 31, 2013
	(in thousands)
Accrued bonuses	$11,257	$13,072
Accrued commission	1,045	2,043
Accrued vacation	7,880	7,335
Payroll accruals	4,032	3,852
Total	$24,214	$26,302
Changes in accumulated other comprehensive loss by component during the nine month period ended April 30, 2014 were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance as of July 31, 2013	$(1,582)	$24	$(1,558)
Other comprehensive gain (loss) before reclassification	109	144	253
Amounts reclassified from accumulated other comprehensive gain (loss) to earnings	—	(39)	(39)
Tax effect	—	(42)	(42)
Balance as of April 30, 2014	$(1,473)	$87	$(1,386)

4.	Earnings per Share
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and nine months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(1,358)	$(2,670)	$(12,865)	$3,278
Earnings (loss) per share:
Basic	$(0.02)	$(0.05)	$(0.20)	$0.06
Diluted	$(0.02)	$(0.05)	$(0.20)	$0.05
Denominator:
Weighted average shares used in computing earnings (loss) per share:
Basic	68,261,964	57,017,856	64,718,852	55,887,786
Weighted average effect of dilutive stock options	—	—	—	3,659,929
Weighted average effect of dilutive restricted stock units	—	—	—	2,184,908
Diluted	68,261,964	57,017,856	64,718,852	61,732,623

The following outstanding shares of common stock equivalents were excluded from the computation of diluted earnings per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Stock options to purchase common stock	2,543,620	4,411,791	3,038,569	302,144
Restricted stock units	3,911,941	4,391,477	4,322,264	46,971

5.	Commitments and Contingencies
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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.5 million and $4.4 million during the three and nine months ended April 30, 2014, and $1.4 million and $3.8 million for the three and nine months ended April 30, 2013.

Letters of Credit
In addition to the unsecured letter of credit noted above, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $3.3 million as of April 30, 2014) to secure contractual commitments and prepayments. No amounts were outstanding under the Company's unsecured letters of credit as of April 30, 2014 or July 31, 2013. The Company had no outstanding secured letters of credit as of April 30, 2014 or July 31, 2013.

Legal Proceedings
In December 2007, Accenture Global Services GmbH and Accenture LLP (collectively, “Accenture”), a competitor, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court") (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture alleged infringement of U.S. Patent No. 7,013,284 (the “ '284 patent”), among others, by the Company's products; trade-secret misappropriation; and tortious interference with business relations. In October 2011, the Company agreed with Accenture to resolve all outstanding litigation concerning the parties' respective insurance claims management software. As part of the settlement, the parties agreed to a royalty free cross license of all then-current patents and patent applications. In connection with the settlement, the Company has paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s appeal regarding the validity of its '284 patent.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of April 30, 2014 and July 31, 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-based Compensation
Stock-based Compensation Expense
Stock-based compensation expense related to all stock-based awards is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013 (1)
Stock-based compensation expenses:	(in thousands)
Cost of license and other	$41	$—	$245	$—
Cost of maintenance revenues	309	313	932	914
Cost of services revenues	3,927	3,150	13,869	9,205
Research and development	3,075	2,056	10,147	6,544
Sales and marketing	3,440	676	12,153	4,269
General and administrative	3,121	2,077	10,174	7,498
Total stock-based compensation expenses	$13,913	$8,272	$47,520	$28,430

(1) Expenses shown include $1.0 million of expense recognized in 2013 related to the modification of RSUs upon accelerated vesting terms for the retirement of one of the Company's executives.

As of April 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of April 30, 2014
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$64,759	1.2
Stock options	4,464	1.1
	$69,223

RSUs

RSU activity under the Company's equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2013	4,027,601	$19.27
Granted	1,543,578	44.47
Released	(1,491,302)	18.04
Cancelled	(245,458)	29.83
Balance as of April 30, 2014	3,834,419	$29.21

The fair value of RSUs released during the three and nine month periods ended April 30, 2014 was $28.0 million and $71.6 million, respectively, and $14.9 million and $40.4 million for the three and nine month periods ended April 30, 2013, respectively.

Stock Options
Stock option activity under the Company's equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2013	3,763,228	$6.74	5.7	$139,315
Granted	215,930	47.10
Exercised	(1,383,388)	5.31
Cancelled	(8,561)	21.75
Balance as of April 30, 2014	2,587,209	$10.82	5.7	$71,667
Vested and expected to vest as of April 30, 2014	2,543,086	$10.44	5.7	$71,281
Exercisable as of April 30, 2014	1,972,111	$5.60	4.9	$63,699

(1)
Aggregate intrinsic value represents the difference between the Company's closing stock price of $37.76 and $43.76 on April 30, 2014 and July 31, 2013, respectively, and the exercise price of outstanding, in-the-money options.

The options exercisable as of April 30, 2014 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $9.9 million and $58.8 million for the three and nine months ended April 30, 2014, respectively, and $23.3 million and $76.4 million for the three and nine months ended April 30, 2013, respectively.
Valuation of Awards
The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Expected life (in years)	5.3	6.1	5.0 - 6.1	5.1 - 6.1
Risk-free interest rate	1.7%	1.2%	1.5% - 2.0%	0.6% - 1.2%
Expected volatility	42.3%	46.9%	41.3% - 46.2%	45.1% - 48.7%
Expected dividend yield	—%	—%	—%	—%
Common Stock Reserved for Issuance
As of April 30, 2014 and July 31, 2013, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. As of April 30, 2014 and July 31, 2013, the Company had reserved shares of common stock for issuance as follows:

	April 30, 2014	July 31, 2013
Exercise of stock options to purchase common stock	2,587,209	3,763,228
Vesting of restricted stock units	3,834,419	4,027,601
Issuances of shares available under stock plans	11,591,985	9,194,058
Total common stock reserved for issuance	18,013,613	16,984,887

7.	Income Taxes

The benefit from income taxes for the three and nine month periods ended April 30, 2014 was $1.4 million and $9.7 million, respectively. The benefit for income taxes for the three and nine month periods ended April 30, 2013 was $1.8 million and $2.4 million, respectively. The decrease in tax benefit recognized in the three month period is primarily due to an increase in profitability in the current period. The increase in tax benefit recognized in the nine month period is primarily due to a decrease in profitability in the nine month period. The effective tax rate of 51.4% and 42.9% for the three and nine month periods ended April 30, 2014 differs from the statutory U.S. federal income tax rate of 35% mainly due to the benefit for the permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and research tax credits.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of April 30, 2014, U.S. income taxes were not provided for on the cumulative total of $14.8 million undistributed earnings from certain foreign subsidiaries. As of April 30, 2014, the unrecognized deferred tax liability for these earnings was approximately $1.5 million.
During the nine month period ended April 30, 2014, the change in unrecognized tax benefits from the beginning of the period was $1.4 million. Accordingly, as of April 30, 2014, the Company had unrecognized tax benefits of $4.1 million that, if recognized, would affect the Company’s effective tax rate.

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
The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
United States	$48,640	$37,751	$126,573	$109,961
Canada	9,084	10,620	30,039	31,685
Other Americas	1,391	1,358	6,630	6,573
Total Americas	59,115	49,729	163,242	148,219
United Kingdom	7,662	5,035	28,316	17,114
Other EMEA	9,624	6,894	25,649	19,839
Total EMEA	17,286	11,929	53,965	36,953
Total APAC	5,634	6,592	14,832	18,567
Total revenues	$82,035	$68,250	$232,039	$203,739
No country, other than those presented above, accounted for more than 10% of revenues during the three and nine months ended April 30, 2014 and 2013.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	April 30, 2014	July 31, 2013
	(in thousands)
North America	$26,183	$27,280
Europe	1,038	1,276
Asia Pacific	242	285
Total	$27,463	$28,841

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
Opportunities, Challenges, & Risks
Since August 2010, our license revenues from new orders and subsequent annual and, in some cases, quarterly payments have generally been recognized when payment is due from our customers. Historically, and to a lesser extent during fiscal years 2013, 2012 and 2011, our license revenues from existing orders have been recognized under three methods: under the residual method when payment is due and payable from our customers, under the percentage-of-completion method as we complete customer implementations of our software, or under the zero-gross-margin method as we complete customer implementations of our software. During the three months ended April 30, 2014 and 2013, our license revenues accounted for 39% and 34% of our total revenues, respectively, and our recurring term license revenues accounted for 88% and 78% of our total license revenues, respectively. During the nine months ended April 30, 2014 and 2013, our license revenues accounted for 37% and 36% of our total revenues, respectively, and our recurring term license revenues accounted for 94% and 91% of our total license revenues, respectively.

Our maintenance revenues are generally recognized annually over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees and generate lower gross margins than our license revenues. Our maintenance revenues accounted for 13% and 13% of our total revenues during the three months ended April 30, 2014 and 2013, respectively, and 13% and 14% of our total revenues during the nine months ended April 30, 2014 and 2013, respectively.
We generally charge services fees on a time and materials basis and revenues are typically recognized upon delivery of our services. In certain offerings sold as fixed fee arrangements, we recognize services revenues on a proportional performance basis as performance obligations are completed by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services. We derive our services revenues primarily from implementation services performed for our customers, revenues related to reimbursable travel expenses and training fees. Our services revenues generate lower gross margins than our license and maintenance revenues and accounted for 48% and 53% of our total revenues during the three months ended April 30, 2014 and 2013, respectively. Our services revenues accounted for 50% and 50% of our total revenues during the nine months ended April 30, 2014 and 2013, respectively.
We enter into multi-year renewable contracts to license our software. Regardless of contract length, we typically invoice our customers for annual or quarterly amounts at the beginning of the corresponding period. Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance. Further, we expect to recognize our current deferred services revenue into income but do not expect significant deferrals of services revenue in future periods. Deferred license and service revenues related to projects under contract accounting as of April 30, 2014 were $1.3 million and $1.9 million, respectively, while deferred license and service revenues related to projects under contract accounting as of July 31, 2013 were $2.2 million and $2.0 million, respectively. Such deferral is in accordance with our Revenue Recognition policy as described in Note 1 to the condensed consolidated financial statements.
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
We generated revenues of $82.0 million and $68.3 million in the three months ended April 30, 2014 and 2013, respectively and revenues of $232.0 million and $203.7 million in the nine months ended April 30, 2014 and 2013, respectively. We generate the majority of our revenues in the United States and Canada. Our revenues from outside the United States and Canada as a percentage of total revenues were 30% and 29% in the three months ended April 30, 2014 and 2013, respectively, and 33% and 30% in the nine months ended April 30, 2014 and 2013, respectively. We generated a net loss of $1.4 million and $2.7 million in the three months ended April 30, 2014 and 2013, respectively, and a net loss of $12.9 million and net income of $3.3 million in the nine months ended April 30, 2014 and 2013, respectively. No customer accounted for 10% or more of our revenues for the three and nine months ended April 30, 2014 or 2013. Our ten largest customers accounted for 38% and 39% of our total revenues for the three months ended April 30, 2014 and 2013, respectively, and 37% and 34% of our total revenues for the nine month periods ended April 30, 2014 and 2013, respectively. We count as customers distinct buying entities, which may include multiple national or regional subsidiaries of large, global P&C insurance carriers.
Key Business Metrics
We use certain key metrics to evaluate and manage our business, including rolling four-quarter recurring revenues from term licenses and maintenance. In addition, we present select GAAP and non-GAAP financial metrics that we use internally to manage the business and that we believe are useful for investors. These metrics include operating cash flow and non-GAAP measures such as Adjusted EBITDA.
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

	Four quarters ended
	4/30/2014	1/31/2014	10/31/2013	7/31/2013	4/30/2013	1/31/2013	10/31/2012	7/31/2012
	(in thousands)
Term license revenues	$125,485	$115,144	$110,640	$112,863	$95,303	$92,792	$83,114	$74,869
Maintenance revenues	39,836	38,510	37,830	37,561	35,548	34,207	31,802	29,538
Total four-quarter recurring revenues	$165,321	$153,654	$148,470	$150,424	$130,851	$126,999	$114,916	$104,407

Adjusted EBITDA
We believe Adjusted EBITDA, a non-GAAP measure, is useful, in addition to other financial measures presented in accordance with GAAP, in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
it is useful to exclude non-cash charges, such as depreciation and amortization, stock-based compensation and one-time cash or non-cash charges because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.

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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(1,358)	$(2,670)	$(12,865)	$3,278
Non-GAAP adjustments:
Benefit from income taxes	(1,435)	(1,823)	(9,670)	(2,366)
Other expense (income), net	(190)	268	(372)	104
Interest income, net	(415)	(137)	(919)	(359)
Depreciation and amortization	1,770	1,137	4,978	3,182
Total stock-based compensation	13,913	8,272	47,520	28,430
Adjusted EBITDA	$12,285	$5,047	$28,672	$32,269
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash provided by operations was $26.1 million and $8.1 million for the nine months ended April 30, 2014 and 2013, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Revenues:	(in thousands)
License	$31,927	$22,918	$86,012	$74,482
Maintenance	10,440	9,110	29,969	27,690
Services	39,668	36,222	116,058	101,567
Total revenues	82,035	68,250	232,039	203,739
Cost of revenues:
License	845	139	3,394	436
Maintenance	2,238	2,079	6,192	5,430
Services	34,259	33,774	106,397	89,071
Total cost of revenues	37,342	35,992	115,983	94,937
Gross profit:
License	31,082	22,779	82,618	74,046
Maintenance	8,202	7,031	23,777	22,260
Services	5,409	2,448	9,661	12,496
Total gross profit	44,693	32,258	116,056	108,802
Operating expenses:
Research and development	20,634	16,854	58,444	47,503
Sales and marketing	17,968	11,915	53,871	36,680
General and administrative	9,489	7,851	27,567	23,962
Total operating expenses	48,091	36,620	139,882	108,145
Income (loss) from operations	(3,398)	(4,362)	(23,826)	657
Interest income, net	415	137	919	359
Other income (expense), net	190	(268)	372	(104)
Income (loss) before benefit from income taxes	(2,793)	(4,493)	(22,535)	912
Benefit from income taxes	(1,435)	(1,823)	(9,670)	(2,366)
Net income (loss)	$(1,358)	$(2,670)	$(12,865)	$3,278

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Revenues:
License	39%	34%	37%	36%
Maintenance	13%	13%	13%	14%
Services	48%	53%	50%	50%
Total revenues	100%	100%	100%	100%
Total cost of revenues	46%	52%	50%	47%
Total gross profit	54%	48%	50%	53%
Operating expenses:
Research and development	25%	25%	25%	23%
Sales and marketing	22%	17%	23%	18%
General and administrative	12%	12%	12%	12%
Total operating expenses	59%	54%	60%	53%
Income (loss) from operations	(5)%	(6)%	(10)%	—%
Interest income, net	1%	—%	—%	1%
Other income (expense), net	—%	(1)%	—%	—%
Income (loss) before benefit from income taxes	(4)%	(7)%	(10)%	1%
Benefit from income taxes	(2)%	(3)%	(4)%	(1)%
Net income (loss)	(2)%	(4)%	(6)%	2%

Comparison of the Three and Nine Months Ended April 30, 2014 and 2013
Revenues
Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended April 30,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$31,927	39%	$22,918	34%	$9,009	39%
Maintenance	10,440	13%	9,110	13%	1,330	15%
Services	39,668	48%	36,222	53%	3,446	10%
Total revenues	$82,035	100%	$68,250	100%	$13,785	20%

	Nine Months Ended April 30,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$86,012	37%	$74,482	36%	$11,530	15%
Maintenance	29,969	13%	27,690	14%	2,279	8%
Services	116,058	50%	101,567	50%	14,491	14%
Total revenues	$232,039	100%	$203,739	100%	$28,300	14%

License Revenues
License revenues for the three and nine month periods were primarily driven by ClaimCenter, continued adoption of our PolicyCenter software, adoption of our BillingCenter and an increase in customer purchases of our product suite, and expansion of our international reach.

	Three Months Ended April 30,
	2014		2013
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$28,213	88%	$17,877	78%	$10,336	58%
Perpetual	3,714	12%	5,041	22%	(1,327)	(26)%
Total license revenues	$31,927	100%	$22,918	100%	$9,009	39%

	Nine Months Ended April 30,
	2014		2013
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$80,598	94%	$67,981	91%	$12,617	19%
Perpetual	5,414	6%	6,501	9%	(1,087)	(17)%
Total license revenues	$86,012	100%	$74,482	100%	$11,530	15%

The $10.3 million increase in term license revenues during the three month period ended April 30, 2014, was primarily driven by $2.8 million of revenues recognized from new orders or expanded orders from existing customers, $7.1 million of revenues recognized due to timing of invoicing and corresponding due dates, early payments made by our customers or other contractual terms that affected license revenue recognition from customer contracts.

The $12.6 million increase in term license revenues during the nine month period ended April 30, 2014, was primarily driven by $12.9 million of revenues recognized from new orders or expanded orders from existing customers offset by a net $0.3 million of revenues due to timing of invoicing and corresponding due dates, early payments made by our customers or other contractual terms that affected license revenue recognition from customer contracts.

The $1.3 million decrease in perpetual license revenues during the three month period ended April 30, 2014, was primarily driven by new customers' increasingly signing term license agreements. This decrease was net of a $1.0 million increase in revenues for one customer who exercised a perpetual buyout option in the current period.

The $1.1 million decrease in perpetual license revenues during the nine month period ended April 30, 2014, was primarily driven by new customers' increasingly signing term license agreements. This decrease was net of a $1.0 million increase in revenues for one customer who exercised a perpetual buyout option in the current period.

Maintenance Revenues

The $1.3 million increase in maintenance revenues during the three month period ended April 30, 2014, was primarily driven by new and existing orders.

The $2.3 million increase in maintenance revenues during the nine month period ended April 30, 2014, was primarily driven by new and existing orders.

Services Revenues

The $3.4 million increase in services revenues during three month period ended April 30, 2014, was primarily driven by an additional $2.9 million of revenues related to implementation of our software. Also, an additional $0.5 million in revenues were recognized related to training and reimbursable travel costs.

The $14.5 million increase in services revenues during the nine month period ended April 30, 2014, was primarily driven by an additional $13.1 million of revenues related to implementation of our software and $1.4 million of revenues related to training and reimbursable travel costs. This increase is net of $1.9 million of services billings that were deferred due to certain contractual terms and $0.9 million of services revenues were deferred due to specified terms for future product functionality during the nine months ended April 30, 2014.

Deferred Revenues

	As of
	April 30, 2014	July 31, 2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$24,907	$14,435	$10,472	73%
Deferred maintenance revenues	25,157	22,017	3,140	14%
Deferred services revenues	8,234	4,744	3,490	74%
Total deferred revenues	$58,298	$41,196	$17,102	42%
The $10.5 million increase in deferred license revenues compared to the prior year end was primarily driven by $4.7 million of deferred license billings for new deals during nine months ended April 30, 2014, and remaining deferred revenues related to billings on existing orders as of April 30, 2014.
The $3.1 million increase in deferred maintenance revenues compared to the prior year end was primarily driven by revenues deferred from new and existing orders during the nine months ended April 30, 2014. This increase reflects the seasonal nature of the billing of maintenance revenues.
The $3.5 million increase in deferred services revenues compared to the prior year end was primarily driven by $1.9 million of services billings deferred due to certain contractual terms and $0.9 million of services revenues deferred due to specified terms for future product functionality during the nine months ended April 30, 2014.
Included in our deferred license revenues as of April 30, 2014, is $4.0 million of deferred revenue for one customer that is subject to refund in the event of nonperformance of certain project implementation milestones.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit

	Three Months Ended April 30,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$845	$139	$706	508%
Maintenance	2,238	2,079	159	8%
Services	34,259	33,774	485	1%
Total cost of revenues	$37,342	$35,992	$1,350	4%

Includes stock-based compensation of:
Cost of license revenues:	$41	$—	$41
Cost of maintenance revenues:	309	313	(4)
Cost of services revenues:	3,927	3,150	777
Total	$4,277	$3,463	$814

	Nine Months Ended April 30,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$3,394	$436	$2,958	678%
Maintenance	6,192	5,430	762	14%
Services	106,397	89,071	17,326	19%
Total cost of revenues	$115,983	$94,937	$21,046	22%

Includes stock-based compensation of:
Cost of license revenues:	245	—	$245
Cost of maintenance revenues:	932	914	18
Cost of services revenues:	13,869	9,205	4,664
Total	$15,046	$10,119	$4,927

The $1.4 million increase in cost of revenues during the three month period was primarily driven by an increase of $1.1 million in personnel-related expenses as a result of 9 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $0.8 million increase in stock-based compensation, and a $0.4 million increase in royalties and amortization of acquired intangible assets, which was offset by a $0.9 million decrease in third-party consultant costs and billable expenses.
The $21.0 million increase in cost of revenues during the nine month period was primarily driven by an increase of $8.0 million in personnel-related expenses as a result of 9 additional employees hired during the last twelve months primarily to provide implementation services to our customers, a $4.9 million increase in stock-based compensation, a $4.1 million increase in third-party consultant costs and billable expenses, a $2.0 million increase in royalties and amortization of acquired intangible assets, a $1.2 million increase in operating expenses, and a $0.8 million increase in non-billable travel and professional services.
We expect our cost of revenues in future periods to trend in-line with implementation services provided to our customers.

	Three Months Ended April 30,
	2014		2013		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$31,082	97%	$22,779	99%	$8,303	36%
Maintenance	8,202	79%	7,031	77%	1,171	17%
Services	5,409	14%	2,448	7%	2,961	121%
Total gross profit	$44,693	55%	$32,258	48%	$12,435	39%

	Nine Months Ended April 30,
	2014		2013		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$82,618	96%	$74,046	99%	$8,572	12%
Maintenance	23,777	79%	22,260	80%	1,517	7%
Services	9,661	8%	12,496	12%	(2,835)	(23)%
Total gross profit	$116,056	50%	$108,802	53%	$7,254	7%

The $12.4 million increase in gross profit during the three month period was primarily due to increases in services and license revenues that were partially offset by increases in corresponding costs of revenues. License margins decreased to 97% in the three month period ended April 30, 2014, from 99% in the three month period ended April 30, 2013, due to amortization of acquired intangibles and royalties owed on third-party licensed technology. Service margin increased to 14% when compared to the three month period ended April 30, 2013, primarily due to increased services revenues, while cost of revenues for services remain flat. Gross margin increased to 55% from 48% for the three month periods ended April 30, 2014 and 2013, respectively, primarily due to the increase in maintenance and service margin, as well as a greater percentage of revenues from services.
The $7.3 million increase in gross profit during the nine month period was primarily due to increases in license and services revenues that were partially offset by increases in corresponding costs of revenues. Service margin decreased to 8% in the nine month period ended April 30, 2014, from 12% in the nine month period ended April 30, 2013, primarily due to an increase in cost related to 9 additional employees hired during the last twelve months to support expected growth, as well as increases in stock-based compensation and third-party consultant costs. License margins decreased to 96% in the nine month period ended April 30, 2014, from 99% in the nine month period ended April 30, 2013, due to amortization of acquired intangibles and royalties owed on our acquired technology. Gross margin decreased to 50% from 53% for the nine month periods ended April 30, 2014 and 2013, respectively, primarily due to a higher proportion of revenues being attributed to services, which have lower margins than license and maintenance revenues, as well as a decrease in services and license margins.
Operating Expenses

	Three Months Ended April 30,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$20,634	25%	$16,854	25%	$3,780	22%
Sales and marketing	17,968	22%	11,915	17%	6,053	51%
General and administrative	9,489	12%	7,851	12%	1,638	21%
Total operating expenses	$48,091	59%	$36,620	54%	$11,471	31%

Includes stock-based compensation of:
Research and development	$3,075		$2,056		$1,019
Sales and marketing	3,440		676		2,764
General and administrative	3,121		2,077		1,044
Total	$9,636		$4,809		$4,827

	Nine Months Ended April 30,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$58,444	25%	$47,503	23%	$10,941	23%
Sales and marketing	53,871	23%	36,680	18%	17,191	47%
General and administrative	27,567	12%	23,962	12%	3,605	15%
Total operating expenses	$139,882	60%	$108,145	53%	$31,737	29%

Includes stock-based compensation of:
Research and development	$10,147		$6,544		$3,603
Sales and marketing	12,153		4,269		7,884
General and administrative	10,174		7,498		2,676
Total	$32,474		$18,311		$14,163

The $11.5 million increase in operating expenses during the three month period was primarily driven by a $5.0 million increase in personnel-related expenses as a result of 101 additional employees during the last twelve months, a $4.8 million increase in stock-based compensation, a $1.2 million increase in travel and marketing expenses, and $0.5 million increase in other operational expenses.

The $31.7 million increase in operating expenses during the nine month period was primarily driven by a $14.6 million increase in personnel-related expenses as a result of 101 additional employees during the last twelve months, a $14.2 million increase in stock-based compensation, a $1.5 million increase in travel and marketing expenses, and $1.4 million increase in other operational expenses.

We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $3.8 million increase in research and development expenses during the three month period was primarily due to an increase of $1.7 million in personnel-related expenses as a result of 34 additional employees during the last twelve months to support our continued development of new products and services and product improvements, a $1.1 million increase in other operational expenses, and a $1.0 million increase in stock-based compensation.

The $10.9 million increase in research and development expenses during the nine month period was primarily due to an increase of $5.5 million in personnel-related expenses as a result of 34 additional employees during the last twelve months to support our continued development of new products and services and product improvements, a $3.6 million increase in stock-based compensation, a $1.3 million increase in other operational expenses, and a $0.5 million increase in travel and marketing expenses.

Sales and Marketing

The $6.1 million increase in sales and marketing expenses during the three month period was primarily due to a $2.8 million increase in stock-based compensation, an increase of $2.0 million in personnel-related expenses as a result of 46 additional employees during the last twelve months to support our sales growth and marketing new products and services, a $0.8 million increase in employee travel costs and marketing programs, and a $0.5 million increase in other operational expenses.

The $17.2 million increase in sales and marketing expenses during the nine month period was primarily due to a $7.9 million increase in stock-based compensation, an increase of $6.0 million in personnel-related expenses as a result of 46 additional employees during the last twelve months to support our sales growth and marketing new products and services, a $1.9 million increase in employee travel costs and marketing programs, and a $1.4 million increase in other operational expenses.

General and Administrative

The $1.6 million increase in general and administrative expenses during the three month period was primarily due to a $1.2 million increase in personnel-related expenses as a result of 21 additional employees during the last twelve months to support investment in our infrastructure and general administrative functions, and a $1.0 million increase in stock-based compensation, offset by a decrease of $0.6 million in other operational expenses.

The $3.6 million increase in general and administrative expenses during the nine month period was primarily due to a $3.1 million increase in personnel-related expenses as a result of 21 additional employees during the last twelve months to support investment in our infrastructure and general administrative functions, and a $2.7 million increase in stock-based compensation, offset by a decrease of $0.9 million in professional services costs, including legal and consultant expenses, and a decrease of $1.3 million in other operational expenses.

Other Income (Expense)

	Three Months Ended April 30,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$415	$137	$278	*
Other income (expense), net	190	(268)	458	*
Total	$605	$(131)	$736	*
* Not meaningful

	Nine Months Ended April 30,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$919	$359	$560	*
Other income (expense), net	372	(104)	476	*
Total	$1,291	$255	$1,036	*
* Not meaningful

Interest Income, Net

Interest income increased $0.3 million and $0.6 million during the three and nine month periods ended April 30, 2014, primarily due to higher interest income on our cash, cash equivalents, and investments due to higher balances.

Other Income (Expense), Net

Other income remained insignificant for the three and nine month periods ended April 30, 2014, when compared to the three and nine month periods ended April 30, 2013.

Provision for (Benefit from) Income Taxes

We recognized an income tax benefit of $1.4 million and $9.7 million for the three and nine month periods ended April 30, 2014, respectively, and an income tax benefit of $1.8 million and $2.4 million for the three and nine month periods ended April 30, 2013, respectively. The decrease in tax benefit recognized in the three month period is primarily due to an increase in profitability in the current period. The increase in tax benefit recognized in the nine month period is primarily due to a decrease in profitability in the nine month period. Our effective income tax rate of 51.4% and 42.9% for the three and nine month periods ended April 30, 2014, respectively, increased compared to the three and nine month periods ended April 30, 2013 of 40.6% and (259.4)%, respectively, due to a tax benefit on a projected worldwide pretax loss for the three and nine month periods ended April 30, 2014, as compared to the tax benefit on a projected worldwide pretax income for the three and nine month periods ended April 30, 2013, the benefit from permanent differences related to stock-based compensation, the impact of state income taxes, and the tax rate differences between the United States and foreign countries, and tax credits.
Liquidity and Capital Resources
On October 28, 2013, we received proceeds of approximately $389.9 million from our follow-on offering of common stock, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $0.4 million payable by the Company.
Cash flows provided by operating activities were $26.1 million and $8.1 million during the nine months ended April 30, 2014 and 2013, respectively. We had capital expenditures of $3.7 million and $7.1 million for the nine months ended April 30, 2014 and 2013, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. Additionally, cash paid for employee withholding taxes on RSU awards vested was $25.7 million and $14.7 million during the nine months ended April 30, 2014 and 2013, respectively. As of April 30, 2014 and July 31, 2013, we had $600.1 million and $207.7 million of cash, cash equivalents and investments, respectively, and working capital of $414.7 million and $135.3 million, respectively.
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
Our long-term capital requirements will depend on many factors, including our rate of revenues growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets.
We may also seek to invest in, or acquire complementary businesses, applications or technologies for which we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
As of April 30, 2014, approximately $14.1 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$26,053	$8,112
Net cash used in investing activities	(318,785)	(116,798)
Net cash provided by (used in) financing activities	371,739	(6,408)
Cash Flows from Operating Activities
Cash flows provided by operating activities increased $17.9 million for the nine month period ended April 30, 2014 when compared to the comparable period ended April 30, 2013, primarily due to current year revenue deferrals where the prior year included significant release from deferrals upon attainment of revenue recognition criteria and a $19.1 million increase in stock-based compensation due to increases in stock prices and number of awards granted. These increases were partially offset by a decrease in net income of $16.1 million and an increase in deferred tax assets which was $5.9 million greater than the increase in the comparable period of the prior year primarily due to the increase in stock-based compensation. Additionally, accounts receivable increased $1.9 million more in the current period than in the comparable period of the prior year due primarily to an increase in billings.
Cash Flows from Investing Activities
Our investing activities consist primarily of investment of excess cash and cash equivalents into short-term and long-term investments, as well as capital expenditures to purchase property and equipment and changes in our restricted cash.
Cash used in investing activities increased $202.0 million for the nine month period ended April 30, 2014 when compared to the comparable period ended April 30, 2013, primarily due to the investment of excess cash into available-for-sale securities from our stock issuance in October 2013, as seen in increased net purchases of available-for-sale securities. The prior year included the release of restricted cash related to secured lines of credit. This decrease was partially offset by a $3.4 million decrease in capital expenditures compared to the comparable period of the prior year, as the prior year included payments for our corporate headquarters move.

Cash Flows from Financing Activities
Cash flows from financing activities increased by $378.1 million for the nine month period ended April 30, 2014 when compared to the comparable period ended April 30, 2013. During the three months ended October 31, 2013, we received $389.9 million in net proceeds from our follow-on offering of common stock, after deducting underwriters' discounts and commissions. These proceeds were offset by a $10.9 million increase in taxes remitted related to the vesting of RSUs held by employees. Additionally, proceeds from stock options exercises decreased by $0.6 million as we have granted more RSUs than stock options in recent years to employees.
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
There were no significant changes in our critical accounting policies and estimates during the nine months ended April 30, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 27, 2013 for a more complete discussion of our critical accounting policies and estimates.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of April 30, 2014.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term and long-term investments as of April 30, 2014 and July 31, 2013. Our cash, cash equivalents and short-term and long-term investments as of April 30, 2014 were $600.1 million and consisted primarily of cash, money market funds, commercial paper, agency debt securities, corporate bonds, U.S. government bonds and municipal debt securities with maturities of up to two years from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the Canadian dollar, Australian dollar, EU Euro, British pound, and Japanese yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application. Although we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have entered into one foreign currency hedging contract, but may consider entering into more such contracts in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
In December 2007, Accenture Global Services GmbH and Accenture LLP (collectively, “Accenture”), a competitor, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware (the “Delaware Court") (Accenture Global Services GmbH and Accenture LLP v. Guidewire Software, Inc., Case No 07-826-SLR). Accenture alleged infringement of U.S. Patent No. 7,013,284 (the “ '284 patent”), among others, by the Company's products; trade-secret misappropriation; and tortious interference with business relations. In October 2011, the Company agreed with Accenture to resolve all outstanding litigation concerning the parties' respective insurance claims management software. As part of the settlement, the parties agreed to a royalty free cross license of all then-current patents and patent applications. In connection with the settlement, the Company has paid $10.0 million to Accenture with a potential additional payment based on the final outcome of Accenture’s appeal regarding the validity of its '284 patent.
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

Date:	June 2, 2014	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Karen Blasing
Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)