Form 10-K
period 2014-07-31
Guidewire Software, Inc.
filed 2014-09-17
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $2.3 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2014, the registrant had 69,118,468 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Guidewire Software, Inc.

i

FORWARD-LOOKING STATEMENTS
The Business section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Examples of forward-looking statements include statements regarding:

•	growth prospects of the Property & Casualty (“P&C”) insurance industry and our company;

•	trends in our future sales, including seasonality;

•	opportunities for growth by technology leadership;

•	competitive advantages of our platform of software application solutions;

•	our market strategy in relation to our competitors;

•	competitive attributes of our software application solutions;

•	opportunities to further expand our position outside of the United States;

•	our research and development investment and efforts;

•	our gross margins and factors that affect gross margins;

•	our provision for tax liabilities and other critical accounting estimates;

•	our exposure to market risks, and;

•	our ability to satisfy future liquidity requirements.
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

Overview
Guidewire Software, Inc. is a provider of software products for Property & Casualty (“P&C”) insurers. Our software serves as a platform for transformation for P&C insurance carriers, enabling them to replace their legacy systems and transform their business. Guidewire InsuranceSuite™ provides the flexible, core systems essential for the mission-critical operations of P&C carriers: underwriting, policy administration, billing and claims management. Our software provides the flexibility insurers need to deliver insurance the way they want to by rapidly delivering better products and service to their policyholders and agents, while improving underwriting discipline and lowering operational costs.
We have developed an integrated suite of highly configurable applications that support our customers’ most fundamental business processes. Our software product architecture enables extensive configurability of business rules, workflows and user interfaces without modifications to the underlying code base. This approach allows our customers to easily make changes in response to specific, evolving business needs. More recently, we have created, and are investing in, adjacent products to our core products, which provide added value to our customers.
Our solutions are delivered through a web-based interface and can be deployed either on-premise or in cloud environments. Our customers typically choose to deploy our products on-premise due to security requirements and numerous integration points with other systems. To support the global operations of our customers, our software has been localized for use in a variety of international regulatory, language and currency environments.
Our Guidewire InsuranceSuite enables mission-critical P&C insurance operations and is comprised of:

•
Guidewire PolicyCenter—A flexible underwriting and policy administration application that serves as a comprehensive system-of-record for policies and supports the entire policy administration lifecycle;

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

•
Data Management and Business Intelligence—Products to assist insurers to better map and convert data into new core systems and to create a central data hub that can keep downstream processes intact and deliver an enterprise-wide view and insights to fine-tune the business.

•
Guidewire Live —A cloud-based network connecting peer insurers, core system data and external data. Customers access Guidewire Live through applications which enable more informed, context-driven decisions and actions.

•	Mobile and Portals - Products that create real-time, self-service portals for people outside the corporate intranet.
Strong customer relationships are a key component of our business, which supports the long-term nature of our contracts and importance of customer references for new sales. Our customers range from some of the largest global insurance carriers or their subsidiaries such as Tokio Marine & Nichido Fire Insurance Co., Ltd. and Zurich Financial Services Group Ltd., to national carriers such as Nationwide Mutual Insurance Company, to regional carriers such as AAA affiliates. As of July 31, 2014, we had 183 customers.
We began our principal business operations in 2001 and sold the initial versions of ClaimCenter in 2003, PolicyCenter in 2004 and BillingCenter in 2006. We conducted our initial public offering of our common stock on January 25, 2012 and follow-on public offerings of our common stock on April 19, 2012 and October 22, 2013. We primarily generate software license revenues through annual license fees that recur during the multi-year term of a customer’s contract. The average initial length of our contracts is approximately five years, and these contracts are renewable on an annual or multi-year basis. We typically invoice our customers annually in advance or, in certain cases, quarterly for both recurring term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and we invoice related maintenance fees annually, in advance. We primarily derive our services revenues from implementation and training services performed for our customers. A significant majority of services are billed on a time and materials basis and recognized as revenues upon delivery of the services.

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
These processes involve collecting information from potential policyholders, determining appropriate coverages and terms, pricing the policy, issuing the policy and updating and maintaining the policy over its lifetime. Claims management includes loss report intake, investigation and evaluation of incidents, claims negotiation, payment processing and litigation management. Billing includes account creation, policyholder invoicing, payment collection, commission calculation and disbursement.
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
Products
We provide an integrated suite of software applications built on a unified platform that address the core processes for P&C insurance carriers: underwriting and policy administration, claims management and billing. Additionally, we provide adjacent products, which integrate with our core software applications and address ancillary customer needs. Our customers buy our software applications separately or in combination as a suite.
Guidewire InsuranceSuite
Guidewire InsuranceSuite includes each of our individual applications: PolicyCenter, ClaimCenter and BillingCenter. We have built our suite of applications on a unified technology platform, providing enhanced workflow and functionality between applications.
Guidewire PolicyCenter
Guidewire PolicyCenter is our flexible underwriting and policy administration application that serves as a comprehensive system-of-record supporting the entire policy lifecycle, including product definition, underwriting, quoting, binding, issuances, endorsements, audits, cancellations and renewals.
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
Data Management and Business Intelligence (“BI”)
Guidewire DataHub. Guidewire DataHub is an operational data store that unifies, standardizes and stores data from the patchwork of an insurer’s systems as well as external sources, which also enables carriers to accelerate legacy system replacement.
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
Guidewire Mobile & Portals
Our Mobile & Portals products provide the ability to create real-time, self-service portals for people outside the corporate intranet of our customers. These portals extend business rules and product models already defined in their Guidewire core systems improving speed to market and lowering the cost of portal maintenance.
Technology
We developed our suite of applications on our unified technology platform, which combines standards-based elements and proprietary components. We based our platform on the most common software industry standard, Java EE, and SaaS-based platform to provide flexibility and deployability into P&C insurance carrier enterprise environments worldwide. P&C insurance carrier IT departments can manage and administer our applications through their development, test and production environments by leveraging the broad set of supporting infrastructure and proprietary tools we have built around the Java EE framework.
Services
We provide implementation and integration services to help our customers realize benefits from our software products. Guidewire implementation teams assist customers in building implementation plans, integrating our software with their existing systems and defining business rules and specific requirements unique to each customer and installation. We also partner with several leading system integration consulting firms, certified on our software, to achieve scalable, cost-effective implementations for our customers.
Customers
We market and sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurers to national carriers to regional carriers. We believe strong customer relationships are a key driver of our success given the long-term nature of our contracts and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. As of July 31, 2014, we had 183 customers in 21 countries using one or more of our products.
Strategic Relationships
We have extensive relationships with system integration, consulting and industry partners. Our network of partners has expanded as the interest in and adoption of our products has grown. We encourage our partners to co-market, pursue joint sales initiatives and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our engineering resources on continued innovation and further enhancement of our solutions.

Sales and Marketing
Consistent with our industry focus and the mission-critical needs our products address, our sales and marketing efforts are tailored to communicate effectively to senior executives within the P&C industry. Our sales, marketing and executive teams work together to cultivate long-term relationships with our current and prospective customers in each of the geographies in which we are active.
As of July 31, 2014, we employed 219 employees in a sales and marketing capacity, including 36 direct sales representatives organized by geographic region across the U.S., Canada, U.K., France, Germany, the Nordics, Eastern Europe, Australia, Japan and China. This team serves as both our exclusive sales channel and our account management function. We augment our sales professionals with a presales team possessing insurance domain and technical expertise, who engage customers in sessions to understand their specific business needs and then represent our products through demonstrations tailored to address those needs.
Our marketing team supports sales with competitive analysis and sales tools, while investing to strengthen our brand name and reputation. We participate at industry conferences, are published frequently in the industry press and have active relationships with all of the major industry analysts. We also host Connections, our annual user conference where customers both participate in and deliver presentations on a wide range of Guidewire and insurance technology topics. We invite potential customers and partners to our user conference, as we believe customer references are a key component of driving new sales. Our strong relationships with leading system integrators enhance our direct sales through co-marketing efforts and providing additional market validation of our products’ distinctiveness and quality.
Research and Development
Our research and development efforts reflect the extensive IT needs of P&C insurance carriers. These systems are required to perform millions of complex transactions that must balance on a daily basis. This accuracy must be maintained not only during normal business operations, but also during extraordinary events such as catastrophes, which may result in extremely high transaction volume in a short period of time. Our research and development efforts focus on enhancing our products to meet the increasingly complex requirements of P&C insurance carriers and broadening our suite of applications with new product initiatives to form an end-to-end software platform for P&C insurance carriers.
As of July 31, 2014, our research and development department had 328 employees. We incurred $76.2 million, $63.0 million and $49.1 million in research and development expenses for fiscal years 2014, 2013 and 2012, respectively.
Competition
The market to provide core system software to the P&C insurance industry is highly competitive and fragmented. This market is subject to changing technology, shifting customer needs and introductions of new products and services. Our competitors vary in size and in the breadth and scope of the products and services offered. Our current principal competitors include:

Internally developed software	Many large insurance companies have sufficient IT resources to maintain and augment their own proprietary internal systems, or consider developing new custom systems;
IT services firms	Firms such as Accenture, CSC, MajescoMastek and Tata Consultancy Services Limited offer software and systems or develop custom, proprietary solutions for the P&C insurance industry;
P&C insurance software vendors
Vendors such as Accenture, Majesco Mastek, FINEOS, Innovation Group, ISCS, OneShield, Inc., StoneRiver, Inc., Sapiens International Corporation, Exigen, and TIA Technology A/S provide software solutions that are specifically designed to meet the needs of P&C insurance carriers; and

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

Intellectual Property
Our success and ability to compete depend in part upon our ability to protect our proprietary technology, to establish and adequately protect our intellectual property rights, and to protect against third claims and litigation related to intellectual property. To accomplish these objectives, we rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections. We own or have pending, a significant number of patents and patent applications, which generally apply to our software. Our owned patents have expiration dates starting in 2026. We also rely on several registered and unregistered trademarks, and applications for registrations, to protect our brand, both in the United States and internationally. Given the costs, effort, risks and downside of obtaining patent and trademark protection, including the requirement to ultimately disclose the invention to the public for patent protection, we may choose not to seek protection for certain innovations and marks; however, such protection could later prove to be important to our business.
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the software industry have extensive patent portfolios. From time-to-time, third parties, including certain of these leading companies, may assert patent, copyright, trademark or other intellectual property claims against us or our customers. In this regard, we were previously sued by Accenture, a competitor, in the U.S. District Court for the District of Delaware. Our patent litigation with Accenture has been settled and concluded, and is further described in “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K.
Employees
As of July 31, 2014, we had 1,183 employees, including 219 in sales and marketing, 516 in services and support, 328 in research and development and 120 in a general and administrative capacity. As of July 31, 2014, we had 788 employees in the United States and 395 employees internationally. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
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
Executive Officers of the Registrant
Our current executive officers, and their ages and positions as of September 15, 2014, are set forth below:

Name	Age	Position(s)
Marcus S. Ryu	41	President, Chief Executive Officer, Co-Founder and Director
Karen Blasing	58	Chief Financial Officer
Priscilla Hung	47	Chief Administrative Officer
J. Winston King	42	General Counsel and Secretary
Michael Polelle	50	Chief Customer Officer
Scott Roza	48	Senior Vice President, Worldwide Sales
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
Karen Blasing has served as our Chief Financial Officer since 2009. Prior to joining Guidewire, from 2006 to 2009, Ms. Blasing was Chief Financial Officer at Force10 Networks, Inc., a network solutions provider acquired by Dell Inc. From 2002 to 2005, Ms. Blasing was Chief Financial Officer at Nuance Communications, Inc., a speech and imaging software developer. Ms. Blasing holds a B.A. in Economics and a B.A. in Business Administration, Finance from the University of Montana and an M.B.A. from the University of Washington.
Priscilla Hung has served as our Chief Administrative Officer since September 2014, and Senior Vice President of Operations & Corporate Development since September 2012, Vice President of Operations since 2010, and Vice President of Corporate Development & Alliances from 2005 to 2010. Prior to joining Guidewire in 2005, from 2000 to 2005 Ms. Hung held several management positions at Ariba Inc., including the Director of Operations and Director of Global Channels and Alliances, and prior to that held several channel, business development, and product marketing positions at Sun Microsystems, Uniface/Compuware, Pyramid/Siemens Nixdorf, and Oracle Corporation. Ms. Hung holds an M.Eng Industrial Engineering and Operations Research degree from Cornell University.
J. Winston King has served as our General Counsel and Secretary since January 2013. Before joining Guidewire, Mr. King worked at Infogroup, Inc., a multinational data, marketing services and research firm, from 2007 to 2012, where he most recently was EVP, General Counsel and Secretary. Prior to that, Mr. King practiced with the WilmerHale law firm, in their Washington, DC office. Mr. King holds a A.B. in economics from Duke University and a J.D. from Vanderbilt University School of Law.
Michael Polelle has served as our Chief Customer Officer since April 2014, responsible for Guidewire’s professional services including Consulting, Education and Support. Prior to joining Guidewire, Mr. Polelle was Senior Vice President for Americas Services for JDA, a leading supplier of enterprise supply chain systems, where he led the organization through several transformations including the merger with Red Prairie, from May 2010 to April 2014. Prior to that, Mr. Polelle served as Vice President of North American Services for both Manugistics, a supplier of resource planning and supply chain software, from March 2000 to May 2005, and QAD, an Enterprise Resource Planning software provider, from May 2005 to May 2010. He holds B.S. in Applied Math, Engineering, and Physics from the University of Wisconsin and an M.B.A. in Operations Management from the University of Minnesota.
Scott Roza has served as our Senior Vice President, Worldwide Sales since November 2013, responsible for Guidewire’s worldwide sales and pre-sales consulting teams. Prior to joining Guidewire, Mr. Roza served as Chief Executive Officer of Skytap, Inc., a provider of Environments as a Service, from February 2008 to July 2013. Prior to Skytap, he was Vice President of Worldwide OEM and Channel Sales for Hewlett Packard/Opsware’s Business Service Automation business unit from April 2007 to February 2008, as well as Vice President of Marketing and Business Development for iConclude, an automation services company, from January 2006 to April 2007. Prior to iConclude, Mr. Roza served as Vice President, Sales and Marketing, for Advanced Digital Information Corporation, a public data storage company, from September 2001 to January 2006. He has also worked as a consultant for McKinsey and Co., and served five years in the United States Navy as a Submarine Officer. Mr. Roza holds a B.S. degree in Marine Engineering from the United States Naval Academy, an M.S. degree in Mechanical Engineering from University of Maryland, an M.S. degree in Mechanical Engineering from Massachusetts Institute of Technology, and an M.B.A. from Massachusetts Institute of Technology’s Sloan School.
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
Factors that may affect our results of operations include:

•	the timing of new orders and revenue recognition for new and prior year orders;

•	seasonal buying patterns of our customers;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers, at comparable prices;

•	our ability to renew existing contracts for multiple year terms versus annual automatic renewals;

•	our ability to attract new customers, particularly larger customers, in both domestic and international markets;

•	structure of our licensing contracts, including fluctuations in perpetual licenses from period to period;

•	our ability to enter into contracts on favorable terms, including terms related to price, payment timing and product delivery;

•	volatility in the sales of our products and timing of the execution of new and renewal agreements within such periods;

•	commissions expense related to large transactions;

•	bonus expense based on the bonus attainment rate;

•	the lengthy and variable nature of our product implementation cycles;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing and cost of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	stock-based compensation expenses and related payroll taxes, which vary along with changes to our stock price;

•	general domestic and international economic conditions, in the insurance industry in particular;

•	fluctuations in foreign currency exchange rates;

•	future accounting pronouncements or changes in our accounting policies; and

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
Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a majority of our revenues. In fiscal years 2014, 2013 and 2012, our ten largest customers accounted for 35%, 33% and 35% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.
Our services revenues produce lower gross margins than our license or maintenance revenues, and an increase in services revenues as a percentage of total revenues could adversely affect our overall gross margins and profitability.
Our services revenues were 45%, 46% and 45% of total revenues for each of fiscal years 2014, 2013 and 2012, respectively. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 13%, 16% and 20% for fiscal years 2014, 2013 and 2012, respectively, while the gross margin for license revenues was 97%, 99% and 99% for the respective periods. An increase in the percentage of total revenues represented by services revenues could reduce our overall gross margins.
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
Our business strategy may include additional acquisitions of complementary software, technologies or businesses or alliances with other companies offering the same. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies, if the key personnel of the acquired company choose not to work for us, or we may have difficulty retaining the existing customers or signing new customers of any acquired business. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, if we have not established vendor-specific objective evidence (“VSOE”) for the undelivered elements in the arrangement. A delay in the recognition of revenues from sales of acquired or alliance products, or bundles that include the same, may cause fluctuations in our quarterly financial results and may adversely affect our operating margins.
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
Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Current or potential competitors may be acquired by third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such acquisitions. If we are unable to compete effectively for a share of our market, our business, results of operations and financial condition could be materially and adversely affected.

Certain of our software products may be deployed through cloud-based implementations, and if such implementations are compromised by data security breaches or other disruptions, our reputation could be harmed, and we could lose customers or be subject to significant liabilities.
Although our software products typically are deployed on our customers’ premises, some of our products are deployed in cloud-based environments we maintain and some of our products may be deployed in our customers’ cloud-based environments, in which our products and associated services are made available using an Internet-based infrastructure. In cloud deployments, our infrastructure and the infrastructure of third-party service providers used by both ourselves and our customers may be vulnerable to hacking incidents, other security breaches, computer viruses, telecommunications failures, power loss, other system failures and similar disruptions. These same vulnerabilities may exist in our customers’ internal computing environments as well.
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
Our products are used by our customers to manage and store proprietary information and sensitive or confidential data relating to their businesses. Although we maintain security features in our products and our customers maintain their own security measures for their operating environments, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, and other disruptions that may jeopardize the security of information stored in and transmitted by our products. A party that is able to circumvent our or our customers’ security measures could misappropriate our or our customers’ proprietary or confidential information, cause interruption in operations, damage or misuse of computer systems, and misuse any information misappropriated.
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
Privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.
Certain of our product solutions collect, process, store, and use of transaction-level data aggregated across insurers using Guidewire’s common data model. Personal privacy has become a significant issue in the United States, Europe, and many other countries where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liability on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. Privacy concerns, whether valid or not, may also inhibit market adoption of our solutions in some situations, harming our growth. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations.
The costs of compliance with and other burdens imposed by privacy-related laws, regulations and standards may limit the use and adoption of our product solutions and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance.
Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our product solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our solutions.
Weakened global economic conditions may adversely affect the P&C insurance industry, including the rate of information technology spending, which could cause our customers to defer or forego purchases of our products or services.

Our business depends on the overall demand for information technology from, and on the economic health of, our current and prospective customers. In addition, the purchase of our products is discretionary and involves a significant commitment of capital and other resources. Our customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our products or services. Challenging global economic conditions, or a reduction in information technology spending even in improving economic conditions, could adversely impact our business, results of operations and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, material default rates among our customers, reduced sales of our products and services and lower or no growth.
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
We believe our future growth also will depend on the expansion of successful relationships with system integrators. Our system integrators as channel partners help us reach additional customers. Our growth in revenues, particularly in international markets, will be influenced by the development and maintenance of this indirect sales channel. Although we have established relationships with some of the leading system integrators, our products and services compete directly against the products and services of other leading system integrators, as well as various software producers who partner with system integrators. We are unable to control the resources that our system integrator partners commit to implementing our products or the quality of such implementation. If they do not commit sufficient resources to these activities, our business and results of operations could fail to grow in line with our projections.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our operating results.
Some of our customers include the largest P&C insurance carriers with significant bargaining power in negotiations with us, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to offset any reductions in our average selling prices or increases in our average costs with increased sales volumes and reduced costs, our results of operations could be harmed.

Our limited operating history and the evolving nature of the industry in which we operate may make it difficult to evaluate our business.
We were incorporated in 2001, and since that time have been developing products to meet the evolving demands of customers in the markets in which we operate. We sold the initial versions of ClaimCenter in 2003, PolicyCenter in 2004 and BillingCenter in 2006. This limited operating history makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. We expect to make significant investments and our expenses will increase in future periods as we implement initiatives designed to grow our business, including, among other things, improvement of our current products, development and marketing of new services and products, stock-based compensation expense, international expansion, investment in our infrastructure, and increased general and administrative functions. If our revenues do not sufficiently increase to offset these expected increases in operating expenses, we will incur significant losses and will not be profitable. Our growth in revenues in recent periods should not be considered indicative of our future performance. Any failure to continue profitability may harm our business, results of operations and financial condition.
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
Our customers have no obligation to renew their term licenses after their license period expires, and these licenses may not be renewed on the same or more favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their license agreements before they expire. We have limited historical data with respect to rates of customer license renewals, upgrades and expansions so we may not accurately predict future trends in customer renewals. In addition, our term and perpetual license customers have no obligation to renew their maintenance arrangements after the expiration of the initial contractual period. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. In addition, in some cases, our customers have a right to exercise a perpetual buyout of their term licenses at the end of the initial contract term. If our customers do not renew their term licenses for our solutions or renew on less favorable terms, our revenues may decline or grow more slowly than expected and our profitability may be harmed.
Our implementation cycle is lengthy and variable, depends upon factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues.
The implementation and testing of our products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ systems, as well as adding their data to our platform. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. Depending upon the nature and complexity of our customers’ systems and the time and resources that our customers are willing to devote to implementation of our products, the implementation and testing of our products may take significantly longer than 24 months. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.
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
We provide our customers with upfront estimates regarding the duration, budget and costs associated with the implementation of our products. Failing to meet these upfront estimates and the expectations of our customers for the implementation of our products could result in a loss of customers and negative publicity regarding us and our products and services, which could adversely affect our ability to attract new customers and sell additional products and services to existing customers. Such failure could result from our product capabilities or service engagements by us, our system integrator partners or our customers’ IT employees, the latter two of which are beyond our direct control. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.
Failure to protect our intellectual property could substantially harm our business and results of operations.
Our success depends in part on our ability to enforce and defend our intellectual property rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to do so.
We have filed, and may in the future file, patent applications related to certain of our innovations. We do not know whether those patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our patents and other intellectual property. Our existing patents and any patents granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of the protection of these patents cannot be predicted with certainty. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business.
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
Our ability to sell our products is highly dependent on the quality of our professional services and technical support services and the support of our system integration providers, and the failure of us or our system integration providers to offer high-quality professional services or technical support services could damage our reputation and adversely affect our ability to sell our products and services to new customers and renew our licenses to existing customers.
If we or our system integration providers do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology investments and data, our customers may depend on our technical support services and/or the support of system integrators or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to increase our penetration with larger customers, a key group for the growth of our revenues and profitability. As we rely more on system integrators to provide deployment and on-going support, our ability to ensure a high level of quality in addressing customer issues is diminished. Our failure to maintain high-quality implementation and support services, or to ensure that system integrators provide the same, could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
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
We may be subject to significant liability claims if our core system software fails, and the limitation of liability provided in our license agreements may not protect us, which may adversely impact our financial condition.
The license and support of our core system software creates the risk of significant liability claims against us. Our license agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could have a material and adverse impact on our results of operations and financial condition.
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly our management team, sales and marketing personnel, professional services personnel and software engineers. Each of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. In addition, a number of our senior management personnel are substantially vested in their stock option grants or other equity compensation. While we periodically grant additional equity awards to management personnel and other key employees to provide additional incentives to remain employed by us, employees may be more likely to leave us if a significant portion of their equity compensation is fully vested, especially if the shares underlying the equity awards have significantly appreciated in value. Our inability to attract and retain qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations and financial condition.
We face competition for qualified individuals, which are in high demand, from numerous software and other technology companies. In addition, competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Often, significant amounts of time and resources are required to train technical, sales and other personnel. Further, qualified individuals are in high demand. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. We have a limited number of sales people and the loss of some of these in a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. Because of the technical nature of our products and services and the dynamic market in which we compete, any failure to attract, integrate and retain qualified direct sales, professional services and product development personnel, as well as our contract workers, could have a material adverse effect on our ability to generate sales or successfully develop new products, customer and consulting services and enhancements of existing products. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
Our ability to effectively use equity compensation to help attract and retain qualified personnel may be limited by our stockholders, and equity compensation arrangements may negatively impact our results of operations.
We intend to continue to issue restricted stock units and stock options as key components of our overall compensation and employee attraction and retention efforts. We may face pressure from stockholders, who must approve extraordinary increases in our equity compensation pool, to limit the use of equity-based compensation so as to minimize its dilutive effect on stockholders. In addition, we are required under U. S. GAAP to recognize compensation expense in our results of operations for employee share-based equity compensation under our equity grants, which may negatively impact our results of operations and may increase the pressure to limit equity-based compensation. These factors may make it more difficult or unlikely for us to continue granting attractive equity-based compensation packages to our employees, which could adversely impact our ability to attract and retain key employees. If we lose any senior executive or other key employee, our business and results of operations could be materially and adversely affected.
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
We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2014, 2013 and 2012, 31%, 28% and 30% of our revenues, respectively, were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

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
The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principles ("GAAP") is uncertain and significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.
The accounting rules and regulations that we must comply with are complex. Recent actions and public comments from the Financial Accounting Standards Board (the "FASB") and the Securities and Exchange Commission have focused on the integrity of financial reporting. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued a new accounting guidance on revenue recognition, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that becomes effective for us beginning August 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method.
We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our financial condition and results of operations. Regardless of the transition method, the application of this new guidance may result in exclusion of certain future licensing revenues in the statement of income after the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our net income.
While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our results of operations could be significantly impacted.
We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange, impose additional requirements on public companies, including specific corporate governance practices. We are required to comply with Section 404 of the Sarbanes-Oxley Act and we have incurred costs to implement additional internal controls as well as to obtain an independent auditors report on our internal control over financial reporting. Additionally, the listing requirements of the New York Stock Exchange require that we satisfy numerous corporate governance requirements. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal, accounting and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man made problems such as computer viruses or terrorism.
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
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, have and may continue to negatively affect the market price of our common stock.
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
The trading market for our common stock depends in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if one or more analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and/or trading volume to decline.
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
Our corporate headquarters are located in Foster City, California, where we currently have a seven year lease for approximately 97,674 square feet of space that commenced on August 1, 2012. We also lease facilities for our distributed sales and international operations in Exton, Pennsylvania; Dublin, Ireland; Edina, Minnesota; London, United Kingdom; Mississauga, Ontario, Canada; Munich, Germany; Paris, France; Sydney, Australia; Tokyo, Japan; Moscow, Russia; and Warsaw, Poland.
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
In December 2007, we were the subject of a lawsuit by a competitor, Accenture Global Services GmbH and Accenture LLP (collectively “Accenture”). In May 2011, we prevailed in the U.S. District Court for the District of Delaware regarding the invalidity of one of Accenture’s patents. In October 2011, the parties agreed to resolve the litigation, subject to a potential additional payment by us if Accenture was successful in appealing the validity of its patent. In September 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision in our favor and, in June 2014, the U.S. Supreme Court denied Accenture’s final appeal, ending the litigation. We will have no additional payments relating to the settlement.
In addition to the matters described above, from time-to-time, we are involved in various other legal proceedings and receive claims, arising from the normal course of business activities.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “GWRE”. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
First Quarter	$51.01	$42.80	$33.15	$24.00
Second Quarter	$50.66	$43.83	$34.54	$25.46
Third Quarter	$57.38	$37.42	$41.20	$30.25
Fourth Quarter	$41.98	$34.85	$45.73	$37.31
On July 31, 2014, the last reported sale price of our common stock on the New York Stock Exchange was $40.50 per share. As of July 31, 2014, we had 99 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison from January 25, 2012, (the date our common stock commenced trading on the NYSE) through July 31, 2014, of the cumulative total return for our common stock, the NASDAQ Composite Total Returns Index and the Zacks Computer Software Services Total Return Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Zacks Computer Software Services Total Return Index assume reinvestment of dividends.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no repurchases of shares of our common stock made during the three months ended July 31, 2014.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated statements of income data for the years ended July 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of July 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income for the years ended July 31, 2011 and 2010 and the consolidated balance sheet data as of July 31, 2012, 2011 and 2010 are derived from our unaudited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future annual or interim period. You should read the following selected consolidated historical financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
In July of fiscal 2014, we elected to change our accounting policy to recognize stock-based compensation expense from the accelerated attribution method of accounting to the straight-line method of accounting for our time-based units (or service-only awards). We believe the straight-line method of accounting for stock-based compensation expense for service-only awards better reflects the employees’ pattern of service. Comparative financial information, including stock-based compensation information and Adjusted EBITDA, for prior periods have been adjusted to apply the straight-line method retrospectively. See Note 2 “Change in Accounting Policy - Stock-based Compensation” to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

	Fiscal years ended July 31,
	2014	2013	2012	2011	2010
				(unaudited)	(unaudited)
	(in thousands, except share and per share data)
Total revenues	$350,246	$300,649	$232,061	$172,472	$144,691
Total cost of revenues (1) (3)	148,947	125,651	90,005	68,072	55,325
Total gross profit	201,299	174,998	142,056	104,400	89,366
Operating expenses: (1)
Research and development (3)	76,178	62,991	49,056	34,418	28,220
Sales and marketing (3)	71,295	50,948	36,781	28,820	26,766
General and administrative (3)	35,404	31,320	27,285	22,554	15,829
Litigation provision	—	—	—	10,000	—
Total operating expenses	182,877	145,259	113,122	95,792	70,815
Income (loss) from operations	18,422	29,739	28,934	8,608	18,551
Interest income, net	1,350	498	308	156	95
Other income (expenses), net	174	(114)	(726)	1,269	(391)
Income before provision for income taxes (1)	19,946	30,123	28,516	10,033	18,255
Provision for (benefit from) income taxes (1)	5,225	5,465	9,852	(26,175)	2,199
Net income (1)	$14,721	$24,658	$18,664	$36,208	$16,056
Earnings per share: (1)
Basic	$0.22	$0.44	$0.36	$0.85	$0.33
Diluted	$0.21	$0.40	$0.32	$0.78	$0.31
Shares used in computing earnings per share: (1) (2)
Basic	65,748,896	56,331,018	34,774,983	14,064,055	13,535,736
Diluted	69,112,733	61,569,195	41,759,338	17,288,637	16,300,661

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” in Notes to Consolidated Financial Statements.

(2)	See Note 5 to our consolidated financial statements for an explanation of the calculations of our basic and diluted earnings per share attributable to common stockholders.

(3)	Includes stock-based compensation as follows:

	Fiscal years ended July 31,
	2014	2013	2012	2011	2010
				(unaudited)	(unaudited)
	(in thousands)
Cost of license and other	$184	$—	$—	$—	$—
Cost of maintenance revenue	797	830	288	111	40
Cost of services revenue	11,929	6,910	2,461	1,001	739
Research and development	9,008	5,843	2,385	1,018	715
Sales and marketing	10,744	3,672	1,496	772	781
General and administrative	9,876	8,250	6,293	2,041	542
Total stock-based compensation expenses (1)	$42,538	$25,505	$12,923	$4,943	$2,817

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.

	As of July 31,
	2014	2013	2012	2011	2010
			(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Cash and cash equivalents	$148,101	$79,767	$205,718	$59,625	$37,411
Working capital (deficit)	421,044	135,309	169,278	12,540	(5,382)
Short-term and long-term investments	499,680	127,972	—	—	—
Total assets	757,227	305,673	281,286	125,451	60,055
Total stockholders’ equity (deficit) (1)	650,686	221,832	181,000	17,061	(25,145)

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
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
The following provides a reconciliation of net income to Adjusted EBITDA:

	Fiscal years ended July 31,
	2014	2013	2012	2011	2010
	(unaudited, in thousands)
Net income (1)	$14,721	$24,658	$18,664	$36,208	$16,056
Non-GAAP adjustments:
Provision for (benefit from) income taxes (1)	5,225	5,465	9,852	(26,175)	2,199
Other (income) expense, net	(174)	114	726	(1,269)	391
Interest income, net	(1,350)	(498)	(308)	(156)	(95)
Litigation provision	—	—	—	10,000	—
Depreciation and amortization	6,751	4,821	2,917	2,226	1,376
Stock-based compensation (1)	42,538	25,505	12,923	4,943	2,817
Adjusted EBITDA (1)	$67,711	$60,065	$44,774	$25,777	$22,744

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of software products that help Property & Casualty (“P&C”) insurers replace their legacy core systems and transform their business. Designed to be flexible and scalable, Guidewire InsuranceSuiteTM enables insurers to deliver excellent service, increase market share and lower operating costs. We also sell additional products in the areas of data management, mobile and portals, and hosted analytic applications which complement Guidewire InsuranceSuite and align with our mission to build software products that transform the P&C industry.
We sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurance carriers or their subsidiaries to national carriers to regional carriers. We continue to expand our global reach with sales and marketing growth in Europe and Asia Pacific, geographies in which we are building pipeline and strengthening our presence. Our customer engagement is led by our direct sales model and supported by our System Integrator (“SI”) partners. Customers can buy our software applications, PolicyCenter, ClaimCenter and BillingCenter, either separately or in combination as a suite. Strong customer relationships are a key driver of our success given the long-term nature of our contracts and the importance of customer references for new sales. We continue to focus on developing and maintaining our customer relationships through customer service and account management.
We see opportunities for orders from new customers, but our sales cycles remain long as customers are deliberate and the decision making process is long. We must also earn creditability as we expand our sales operations and enter new markets which involves extensive customer due diligence and reference checks. Finally, our new products are sold as complementary or adjacent to our InsuranceSuite which naturally limits the quantity of potential customers. We also see upsell opportunities with our existing customers for both InsuranceSuite and our newer products in data management, mobile and portals and hosted analytic applications. We continue to invest in sales and marketing as well as our SI partnerships and we work to align with each insurer’s strategic goals in order to address any sales cycle risk.
We primarily enter into term based licenses ranging from 3 to 7 years. These contracts are renewable on an annual or multi-year basis. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. We typically invoice our customers annually in advance or, in certain cases, quarterly for both recurring term license and maintenance fees. Our sales and marketing efforts are affected by seasonal variations in which our customer orders are higher in the second and fourth quarters of our fiscal year. We primarily derive our services revenues from implementation, integration and training services. Guidewire implementation teams assist customers in building implementation plans, integrating our software with their existing systems, and defining business rules and specific requirements unique to each customer and installation.
To extend our technology leadership position in the global market, we continue to focus on product innovation through our investment in research and development. We continue to invest in Guidewire InsuranceSuite - PolicyCenter, ClaimCenter and BillingCenter. Further, we are also investing in new technologies and offerings, such as data management, mobile and portals and hosted analytic applications. These investments complement Guidewire InsuranceSuite and enable our customers to accelerate the pace and impact of their transformation initiatives. New technology and product development is central to our core strategy and our commitment to our customers. Our product innovation strategy is critical to our growth and global expansion or otherwise responding to competitive pressures which could limit our ability to capture the global P&C market share. Our success depends on our continued ability to develop new or enhanced versions of our existing products to meet evolving customer requirements and enabling successful transformations.
We also partner with leading SI consulting firms to achieve scalable, cost-effective implementations for our customers. Our extensive relationships with SIs and industry partners have strengthened and expanded in line with the interest in and adoption of our products. We encourage our partners to co-market, pursue joint sales initiatives and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our engineering resources on continued innovation and further enhancement of our solutions. Our track record of success with customers and their implementations is central to our strategy. We continue to focus and invest time and resources recruiting SI partners in new markets and ensuring that all partners are ready to assist with implementing our new products.

We face a number of risks in the execution of our strategy including expanding to new markets, lengthy sales cycles, intense competition in the global market, reliance on sales to a relatively small number of large customers, product development, customer buying patterns, and the overall adoption of our products. In response to these risks and factors as well as others we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing markets and new markets. Further, our sales investments also enable us to maintain a persistent, consultative relationship with our existing customers in order to sell new products and solutions. Our investments in technology and product development allow us to sell in more markets and address a broader spectrum of customer needs as they embark on transformation initiatives. We will also continue to invest in our consulting services and our SI partner ecosystem with a goal of ensuring that all customers are successful in their transformation journey.
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

	Four quarters ended
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012
	(in thousands)
Term license revenues	$139,902	$125,485	$115,144	$110,640	$112,863	$95,303	$92,792	$83,114	$74,869
Total maintenance revenues	41,888	39,836	38,510	37,830	37,561	35,548	34,207	31,802	29,538
Total four-quarter recurring revenues	$181,790	$165,321	$153,654	$148,470	$150,424	$130,851	$126,999	$114,916	$104,407
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
The following table provides a reconciliation of Net income to Adjusted EBITDA:

	Fiscal years ended July 31,
	2014	2013	2012
	(unaudited, in thousands)
Net income (1)	$14,721	$24,658	$18,664
Non-GAAP Adjustments:
Provision for income taxes (1)	5,225	5,465	9,852
Other (income) expense, net	(174)	114	726
Interest income, net	(1,350)	(498)	(308)
Depreciation and amortization	6,751	4,821	2,917
Stock-based compensation (1)	42,538	25,505	12,923
Adjusted EBITDA (1)	$67,711	$60,065	$44,774

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.

Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. They were also impacted by the payment of a litigation settlement during the three months ended October 31, 2011. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Operating cash flows were $75.5 million, $32.5 million and $17.1 million for fiscal years 2014, 2013 and 2012, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosures for contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements which, in turn, could change the results from those reported. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.
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
Revenues are derived from three sources:

(i)	License fees, related to term (or time-based) licenses, perpetual software licenses, and other;

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

VSOE of fair value does not exist for our software licenses; therefore, we allocate revenues to software licenses using the residual method. Under the residual method, the amount recognized for license fees is the difference between the total fixed and determinable fees and the VSOE of fair value for the undelivered elements under the arrangement.
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
In cases where professional services are deemed to be essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If reliable estimates of total project costs can be made, we apply the percentage-of-completion method whereby percentage toward completion is measured by using the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are generally billed monthly on a time and material basis. The fees related to the maintenance are recognized over the period the maintenance is provided.
If reliable estimates of total project costs cannot be made or VSOE for maintenance has not been established and it is reasonably assured that no loss will be incurred under the arrangement, revenues are recognized pursuant to the zero gross margin method. Under this method, revenues recognized are limited to the costs incurred for the implementation services. When zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, we switch to the percentage-of-completion; resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was zero, $3.2 million and $0.9 million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively, and for service revenues was zero, $1.7 million and $0.9 million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.
Deferred Revenues
Deferred revenues represent license, maintenance and professional services amounts, which are billed to or collected from customers for which the related revenues have not been recognized. The revenues are deferred when one or more of the revenue recognition criteria have not been met. The current portion of deferred revenues represents the amount that is expected to be recognized as revenues within one year from the balance sheet date. We generally invoice fees for licenses and maintenance to our customers in annual or, in certain cases, quarterly installments payable in advance. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.
Stock-Based Compensation
We recognize compensation expense related to stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of four years. If an employee terminates employment from us prior to the occurrence of the performance-based condition, the employee does not forfeit the RSUs to the extent the time-based vesting requirements were satisfied prior to termination. The awards expire 10 years from the grant date. We estimate the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. We recognize the fair value of stock-based compensation for awards which contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We recognize the compensation cost for awards which contain performance conditions based upon the probability of that performance condition being met, net of estimated forfeitures, using the graded method. Compensation cost for RSUs is generally recognized over the time-based vesting period.
In the fourth quarter of fiscal 2014, we changed our policy for recognizing stock-based compensation expense from the accelerated attribution method of accounting to the straight-line method of accounting for certain share-based compensation awards. Comparative financial information for prior periods have been adjusted to apply the straight-line method retrospectively. See Note 2 “Change in Accounting Policy - Stock-based Compensation” to the consolidated financial statements included in this Annual Report on Form 10-K for further information.
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
Recent Accounting Pronouncement
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.

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

	Fiscal years ended July 31,
	2014	2013	2012
Revenues:	(in thousands)
License	$151,921	$123,560	$97,136
Maintenance	41,888	37,561	29,538
Services	156,437	139,528	105,387
Total revenues	350,246	300,649	232,061
Cost of revenues: (1)
License	4,442	920	762
Maintenance	8,118	7,216	5,193
Services	136,387	117,515	84,050
Total cost of revenues	148,947	125,651	90,005
Gross profit: (1)
License	147,479	122,640	96,374
Maintenance	33,770	30,345	24,345
Services	20,050	22,013	21,337
Total gross profit	201,299	174,998	142,056
Operating expenses: (1)
Research and development	76,178	62,991	49,056
Sales and marketing	71,295	50,948	36,781
General and administrative	35,404	31,320	27,285
Total operating expenses	182,877	145,259	113,122
Income from operations	18,422	29,739	28,934
Interest income, net	1,350	498	308
Other income (expenses), net	174	(114)	(726)
Income before provision for income taxes (1)	19,946	30,123	28,516
Provision for income taxes (1)	5,225	5,465	9,852
Net income (1)	$14,721	$24,658	$18,664

Revenues:
License	43%	41%	42%
Maintenance	12	13	13
Services	45	46	45
Total revenues	100	100	100
Total cost of revenues (1)	42	42	39
Total gross profit (1)	58	58	61
Operating expenses: (1)
Research and development	22	21	21
Sales and marketing	20	17	16
General and administrative	10	10	12
Litigation provision	—	—	—
Total operating expenses	52	48	49
Income from operations	6	10	12
Interest income, net	—	—	—
Other income (expenses), net	—	—	—
Income before provision for income taxes (1)	6	10	12
Provision for income taxes (1)	2	2	4
Net Income (1)	4%	8%	8%

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.

Comparison of the Fiscal Years Ended July 31, 2014 and 2013
Revenues
Please refer to Note 1 of Notes to Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Fiscal years ended July 31,
	2014		2013		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$151,921	43%	$123,560	41%	$28,361	23%
Maintenance	41,888	12	37,561	13	4,327	12
Services	156,437	45	139,528	46	16,909	12
Total revenues	$350,246	100%	$300,649	100%	$49,597	17%
License Revenues
The $28.4 million increase in license revenues during fiscal year 2014 was primarily driven by increased adoption of our InsuranceSuite software, and increased sales and marketing efforts in North America and Europe.

	Fiscal years ended July 31,
	2014		2013		Change
		% of license		% of license
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
License revenues:
Term	$139,902	92%	$112,863	91%	$27,039	24%
Perpetual	12,019	8	10,697	9	1,322	12
Total license revenues	$151,921	100%	$123,560	100%	$28,361	23%
The $27.0 million increase in term license revenues during the fiscal year 2014 was primarily driven by $31.3 million of revenues recognized from new orders or expanded orders from existing customers, offset by a net decrease of $4.3 million of revenues due to contractual terms that affected license revenue recognition from customer contracts.
The $1.3 million increase in perpetual license revenues during the fiscal year 2014 was primarily driven by revenues from existing customers for additional products in the current period.
Maintenance Revenues
The $4.3 million increase in maintenance revenues during the fiscal year 2014 reflects our growing customer base.
Services Revenues
The $16.9 million increase in service revenues during the fiscal year 2014 was primarily driven by an additional $14.4 million of revenues related to implementation of our software and $2.5 million revenues related to training and reimbursable travel costs. This increase is net of $2.3 million of services billings that were deferred due to certain contractual terms during the fiscal year 2014.
Deferred Revenues

	As of July 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license revenues	$19,295	$14,435	$4,860	34%
Deferred maintenance revenues	28,702	22,017	6,685	30
Deferred services revenues	7,335	4,744	2,591	55
Total deferred revenues	$55,332	$41,196	$14,136	34%
The $4.9 million increase in deferred license revenues compared to prior year end was primarily driven by $3.7 million of deferred license billings for new deals during the fiscal year 2014 and remaining revenues are deferred due to other contractual terms that affected license revenue recognition.
The $6.7 million increase in deferred maintenance revenues compared to the prior year end was primarily driven by our growing customer base and reflects the seasonal nature of the billing of maintenance revenues.
The $2.6 million increase in deferred services revenues compared to the prior year end was primarily driven by $2.3 million of services billings deferred due to certain contractual terms during the fiscal year 2014.
Included in our long-term deferred revenues as of July 31, 2014, is $4.4 million of deferred revenue for one customer. The contractual obligation for this customer will be met in the first quarter of fiscal year 2015 and the revenue will be recognized in the first quarter of fiscal year 2015.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit

	Fiscal years ended July 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Cost of revenues: (1)
License	$4,442	$920	$3,522	383%
Maintenance	8,118	7,216	902	13
Services	136,387	117,515	18,872	16
Total cost of revenues	$148,947	$125,651	$23,296	19%
Includes stock-based compensation of: (1)
Cost of license revenues	$184	$—	$184
Cost of maintenance revenues	797	830	(33)
Cost of services revenues	11,929	6,910	5,019
Total	$12,910	$7,740	$5,170

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
The $23.3 million increase in cost of revenues was primarily due to a 17% increase in revenues for fiscal year 2014. The increased costs were primarily driven by an increase of $10.4 million in personnel-related expenses as a result of an average increase of 47 additional employees hired during the fiscal year 2014 primarily to provide implementation services to our customers, a $5.2 million increase in stock-based compensation expenses, a $4.4 million increase in non-billable travel related expenses, professional services, administrative expenses and royalties owed on third-party licensed technology, and $3.3 million increase in billable expenses and third-party consultant costs.
We expect our cost of revenues to increase in absolute dollars in future periods to provide additional implementation services to our growing customer base.

	Fiscal years ended July 31,
	2014		2013		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit: (1)
License	$147,479	97%	$122,640	99%	$24,839	20%
Maintenance	33,770	81	30,345	81	3,425	11
Services	20,050	13	22,013	16	(1,963)	(9)
Total gross profit	$201,299	57%	$174,998	58%	$26,301	15%

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
The $26.3 million increase in gross profit during the fiscal year 2014 was primarily due to increases in license and service revenues that were partially offset by increases in corresponding costs of revenues. License margins decreased to 97% for the fiscal year 2014 from 99% in the fiscal year 2013, due to amortization of acquired intangibles and royalties owed on third-party licensed technology. Service margin decreased to 13% for the fiscal year 2014 from 16% in the fiscal year 2013, primarily due to an increase in personnel-related costs, as well as increases in stock-based compensation and third-party consultant costs. Gross margin decreased slightly to 57% for the fiscal year 2014 from 58% for the fiscal year 2013, primarily due to an increase in revenues being attributed to services, which have lower margins than license and maintenance revenues, as well as a decrease in service margin.
We expect our quarterly gross margin to vary in percentage terms in future periods as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.
Operating Expenses

	Fiscal years ended July 31,
	2014		2013		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
Operating expenses: (1)
Research and development	$76,178	22%	$62,991	21%	$13,187	21%
Sales and marketing	71,295	20	50,948	17	20,347	40
General and administrative	35,404	10	31,320	10	4,084	13
Total operating expenses	$182,877	52%	$145,259	48%	$37,618	26%
Includes stock-based compensation of: (1)
Research and development	$9,008		$5,843		$3,165
Sales and marketing	10,744		3,672		7,072
General and administrative	9,876		8,250		1,626
Total	$29,628		$17,765		$11,863

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
The $37.6 million increase in operating expenses was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, travel-related costs, marketing programs, professional services costs including consulting, as a result of hiring 46 additional employees during the fiscal year 2014 in these functional areas.
We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.
Research and Development
The $13.2 million increase in research and development expenses was primarily due to an increase of $7.1 million in personnel-related expenses as a result of an average of 32 additional employees during the fiscal year 2014, a $3.2 million increase in stock-based compensation and a $2.9 million increase in other professional services expenses and operational costs.
Sales and Marketing

The $20.3 million increase in sales and marketing expenses was primarily due to a $9.6 million increase in personnel-related expenses primarily as a result of an average of 52 additional employees during the fiscal year 2014, a $7.1 million increase in stock-based compensation, a $1.8 million increase in travel-related costs and marketing programs, and a $1.8 million increase in operational costs.
General and Administrative
The $4.1 million increase in general and administrative expenses was primarily due to a $4.8 million increase in personnel-related expenses primarily as a result of an average of 19 additional employees during the fiscal year 2014, and a $1.6 million increase in stock-based compensation. These increases were offset by a $2.3 million decrease in operational costs.
Other Income (Expense)

	Fiscal years ended July 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income, net	$1,350	$498	$852	*
Other expense, net	174	(114)	288	*
Total	$1,524	$384	$1,140	*

*	Not meaningful
Interest Income, Net
Interest income increased by $0.9 million primarily due to higher interest income from the yield earned on the proceeds of our follow-on public offering and the investment of excess cash in the fiscal year 2014.
Other Expense, Net
Other expense increased by $0.3 million primarily due to higher currency exchange losses resulting from the U.S. dollar strengthening against the Australian dollar, Canadian dollar, Euro, and British pound during the fiscal year 2014 compared to the fiscal year 2013.
Provision for Income Taxes
We recognized an income tax provision of $5.2 million for the fiscal year 2014 compared to $5.5 million for the fiscal year 2013. Our effective income tax rate increased to 26.2% for the fiscal year 2014 compared to 18.1% for the fiscal year 2013, which was primarily due to a decrease in tax credits.
Comparison of the Fiscal Years Ended July 31, 2013 and 2012
Revenues
Please refer to Note 1 of Notes to Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Fiscal years ended July 31,
	2013		2012		Change
		% of total revenues		% of total revenues
	Amount		Amount		($)	(%)
	(in thousands, except percentages)
Revenues:
License	$123,560	41%	$97,136	42%	$26,424	27%
Maintenance	37,561	13	29,538	13	8,023	27
Services	139,528	46	105,387	45	34,141	32
Total revenues	$300,649	100%	$232,061	100%	$68,588	30%

License Revenues

The $26.4 million increase in license revenues during the fiscal year 2013 was primarily driven by continued adoption of our PolicyCenter software, increased adoption of our BillingCenter and InsuranceSuite software, and increased sales and marketing efforts in North America and Europe.

	Fiscal years ended July 31,
	2013		2012		Change
		% of license revenues		% of license revenues
	Amount		Amount		($)	(%)
	(In thousands, except percentages)
License revenues:
Term	$112,863	91%	$74,869	77%	$37,994	51%
Perpetual	10,697	9	22,267	23	(11,570)	(52)
Total license revenues	$123,560	100%	$97,136	100%	$26,424	27%
The $38.0 million increase in term license revenues during the fiscal year 2013 was driven by $32.0 million of additional revenues recognized during the fiscal year 2013 from new orders, $5.8 million of additional revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the fiscal year 2013, and $2.7 million of revenues recognized due to timing of invoicing and corresponding due dates. In addition, there was $0.9 million of additional revenues recognized when VSOE of fair value of maintenance was established for one customer during the fiscal year 2013. These increases were partially offset by a decrease of $2.5 million of revenues recognized due to completion of project implementations in prior periods, and a decrease of $1.1 million of revenues recognized for one customer that exercised a perpetual buyout option in the prior period.
The $11.6 million decrease in perpetual license revenues during the fiscal year 2013 was primarily driven by new customers increasingly signing term license agreements in the current period. This decrease was net of a $3.0 million increase in revenues related to new orders, and $2.5 million of revenues recognized for one customer from milestone billing upon completion of a project.
Maintenance Revenues
The $8.0 million increase in maintenance revenues was primarily driven by $6.8 million of additional revenues recognized from new and existing orders, and $1.1 million of revenues recognized upon attainment of the required revenue recognition criteria related to prior year orders during the period.
Services Revenues
The $34.1 million increase in services revenues was primarily driven by an additional $29.4 million of revenues related to implementation of our software. Included in this increase is $1.7 million of revenues recognized when reliable estimates were obtained from one customer during the prior period, $4.0 million of revenues recognized upon completion of implementation projects continued from prior fiscal years, and $0.7 million of revenues recognized when VSOE of fair value of maintenance was established for one customer during the fiscal year 2013. In addition, an increase of $2.5 million was recognized related to training and an increase of $2.2 million in revenues were recognized related to reimbursable travel expenses.
Deferred Revenues

	As of July 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license revenues	$14,435	$25,766	$(11,331)	(44)%
Deferred maintenance revenues	22,017	21,536	481	2
Deferred services revenues	4,744	8,214	(3,470)	(42)
Total deferred revenues	$41,196	$55,516	$(14,320)	(26)%
The $11.3 million decrease in deferred license revenues was primarily driven by $5.8 million of revenues recognized from existing orders entered into in prior fiscal years where we attained the required revenue recognition criteria during the fiscal year 2013, of which $3.2 million of revenues was due to the attainment of reliable estimates for one customer. In addition, $5.2 million of revenues were recognized during the fiscal year 2013 related to implementation projects completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE, $1.4 million of revenues recognized from prior fiscal year orders and $0.9 million of revenues recognized when VSOE of fair value of maintenance was established for one customer during the fiscal year 2013. This decrease was partially offset by $2.0 million of deferred license billings for new deals during the fiscal year 2013, including $0.9 million deferred due to lack of attainment of revenue recognition criteria as of July 31, 2013.
The $0.5 million increase in deferred maintenance revenues during the fiscal year 2013 was primarily driven by $1.6 million of revenues deferred for billings of new and existing orders during the fiscal year 2013, partially offset by $1.1 million of revenues recognized upon attainment of the required revenue recognition criteria during fiscal year 2013.
The $3.5 million decrease in deferred services revenues was primarily driven by $4.0 million of revenues recognized related to an implementation project completed in prior fiscal years and for which revenue is recognized over the related maintenance term due to lack of VSOE. Further, $1.7 million of revenues were recognized upon obtainment of reliable estimates for one customer during the fiscal year 2013 and $0.7 million of revenues were recognized when VSOE of fair value of maintenance was established for one customer during fiscal year 2013. This decrease was partially offset by $1.2 million of services revenues deferred during the fiscal year 2013 due to lack of attainment of revenue recognition and $2.0 million of services revenues deferred for contracts where revenue is recognized based on completion of a services performance obligation during the period.
Included in our deferred revenues as of July 31, 2013, is $1.8 million of deferred revenue for one customer that is subject to refund in the event of nonperformance of certain project implementation milestones.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit

	Fiscal years ended July 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Cost of revenues: (1)
License	$920	$762	$158	21%
Maintenance	7,216	5,193	2,023	39
Services	117,515	84,050	33,465	40
Total cost of revenues	$125,651	$90,005	$35,646	40%
Includes stock-based compensation of: (1)
Cost of license revenues	$—	$—	$—
Cost of maintenance revenues	830	288	542
Cost of services revenues	6,910	2,461	4,449
Total	$7,740	$2,749	$4,991

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
The $35.6 million increase in cost of revenues was primarily due to a 30% increase in revenues for the fiscal year 2013. The increased costs were primarily driven by an increase of $16.8 million in personnel-related expenses as a result of 146 additional employees hired during the fiscal year 2013 primarily to provide implementation services to our customers, a $8.4 million increase in billable expenses and third-party consultant costs, a $5.6 million increase in non-billable travel-related expenses, professional services and administrative expenses and a $4.9 million increase in stock-based compensation expenses.

	Fiscal years ended July 31,
	2013		2012		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit: (1)
License	$122,640	99%	$96,374	99%	$26,266	27%
Maintenance	30,345	81	24,345	82	6,000	25
Services	22,013	16	21,337	20	676	3
Total gross profit	$174,998	58%	$142,056	61%	$32,942	23%

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
Gross profit increased by $32.9 million primarily due to increased license revenues during the fiscal year 2013. Gross margin decreased to 58% for the fiscal year 2013 from 61% for the fiscal year 2012, primarily due to the increase in lower gross margin services revenues as a percentage of total revenues. The decrease in services margin in the current fiscal year is due to the increases in personnel-related expenses and stock-based compensation expenses discussed above, which outpaced the increase in revenues.
Operating Expenses

	Fiscal years ended July 31,
	2013		2012		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
Operating expenses: (1)
Research and development	$62,991	21%	$49,056	21%	$13,935	28%
Sales and marketing	50,948	17	36,781	16	14,167	39
General and administrative	31,320	10	27,285	12	4,035	15
Total operating expenses	$145,259	48%	$113,122	49%	$32,137	28%
Includes stock-based compensation of: (1)
Research and development	$5,843		$2,385		$3,458
Sales and marketing	3,672		1,496		2,176
General and administrative	8,250		6,293		1,957
Total	$17,765		$10,174		$7,591

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
The $32.1 million increase in operating expenses was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, professional services costs including consulting and other professional service cost, travel-related costs, marketing programs, professional services costs including consulting, as a result of hiring 166 additional employees during the fiscal year 2013 in these functional areas.
We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.
Research and Development
The $13.9 million increase in research and development expenses was primarily due to an increase of $6.8 million in personnel-related expenses as a result of 75 additional employees during the fiscal year 2013, a $3.7 million increase in administrative and other professional services expenses and a $3.4 million increase in stock-based compensation.
Sales and Marketing
The $14.2 million increase in sales and marketing expenses was primarily due to a $6.6 million increase in personnel-related expenses primarily as a result of 55 additional employees during the fiscal year 2013, a $2.7 million increase in travel-related costs, marketing programs and professional services, a $2.7 million increase in operations costs, and a $2.2 million increase in stock-based compensation.

General and Administrative
The $4.0 million increase in general and administrative expenses was primarily due to a $4.0 million increase in personnel-related expenses primarily as a result of 36 additional employees during the fiscal year 2013, a $2.0 million increase in stock-based compensation, and a $1.6 million increase in professional services. These increases were offset by a $3.6 million decrease in operational expenses.
Other Income (Expense)

	Fiscal years ended July 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income, net	$498	$308	$190	*
Other expense, net	(114)	(726)	612	*
Total	$384	$(418)	$802	*
* Not meaningful
Interest Income, Net
Interest income increased by $0.2 million primarily due to higher interest income from the yield earned on the initial public offering (“IPO”) proceeds and the investment of excess cash in the fiscal year 2013.
Other Income (Expense), Net
Other expense decreased by $0.6 million primarily due to lower currency exchange losses resulting from the U.S. dollar strengthening against the Australian dollar, Canadian dollar and British pound during fiscal year 2013 compared to fiscal year 2012.
Provision for Income Taxes
We recognized an income tax provision of $5.5 million for the fiscal year 2013 compared to $9.9 million for the fiscal year 2012. Our effective income tax rate decreased to 18.1% for the fiscal year 2013 increased compared to 34.5% for the fiscal year 2012, which was primarily due to the increase in tax credits.
Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended July 31, 2014. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period. The following two tables present our unaudited quarterly consolidated statements of operations data first in dollars and then as a percentage of total revenues for the periods presented.
In the fourth quarter of fiscal 2014, we changed our policy for recognizing stock-based compensation expense from the accelerated attribution method of accounting to the straight-line method of accounting for certain stock-based compensation awards. Comparative quarterly data for prior periods have been adjusted to apply the straight-line method retrospectively. See Note 2 “Change in Accounting Policy - Stock-based Compensation” footnote to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

	Fiscal quarters ended
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012
	(unaudited) (in thousands, except per share amounts)
Revenues:
License	$65,909	$31,927	$35,215	$18,870	$49,078	$22,918	$30,752	$20,812
Maintenance	11,919	10,440	9,890	9,639	9,871	9,110	9,210	9,370
Services	40,379	39,668	38,370	38,020	37,961	36,222	32,226	33,119
Total revenues	118,207	82,035	83,475	66,529	96,910	68,250	72,188	63,301
Cost of revenues: (1)
License	1,154	849	1,593	846	484	139	130	167
Maintenance	2,301	2,133	1,902	1,782	2,096	1,980	1,670	1,470
Services	35,193	33,293	32,672	35,229	32,873	32,437	27,731	24,474
Total cost of revenues (2)	38,648	36,275	36,167	37,857	35,453	34,556	29,531	26,111
Gross profit: (1)
License	64,755	31,078	33,622	18,024	48,594	22,779	30,622	20,645
Maintenance	9,618	8,307	7,988	7,857	7,775	7,130	7,540	7,900
Services	5,186	6,375	5,698	2,791	5,088	3,785	4,495	8,645
Total gross profit	79,559	45,760	47,308	28,672	61,457	33,694	42,657	37,190
Operating expenses: (1)
Research and development (2)	21,365	19,761	17,525	17,527	18,311	16,163	14,762	13,755
Sales and marketing (2)	21,609	16,735	17,278	15,673	15,783	12,155	11,473	11,537
General and administrative (2)	10,164	9,117	8,024	8,099	8,231	7,575	7,296	8,218
Total operating expenses	53,138	45,613	42,827	41,299	42,325	35,893	33,531	33,510
Income (loss) from operations	26,421	147	4,481	(12,627)	19,132	(2,199)	9,126	3,680
Interest income, net	431	415	346	158	139	137	132	90
Other income (expenses), net	2	115	(58)	115	(31)	(246)	27	136
Income (loss) before provision for (benefit from) income taxes (1)	26,854	677	4,769	(12,354)	19,240	(2,308)	9,285	3,906
Provision for (benefit from) income taxes (1)	7,097	2,590	1,437	(5,899)	5,406	(2,596)	6,073	(3,418)
Net income (loss) (1)	$19,757	$(1,913)	$3,332	$(6,455)	$13,834	$288	$3,212	$7,324
Basic net income (loss) per share (1)	$0.29	$(0.03)	$0.05	$(0.11)	$0.24	$0.01	$0.06	$0.13
Diluted net income (loss) per share (1)	$0.28	$(0.03)	$0.05	$(0.11)	$0.22	$—	$0.05	$0.12

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.

(2)	Includes stock-based compensation as follows:

	Fiscal quarters ended
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012
	(unaudited) (in thousands)
Stock based compensation expenses: (1)
Cost of license revenues	$43	$45	$51	$45	$—	$—	$—	$—
Cost of maintenance revenues	225	211	201	160	218	216	225	171
Cost of services revenues	3,067	3,028	3,120	2,714	2,049	1,829	1,735	1,297
Research and development	2,351	2,260	2,402	1,995	2,066	1,374	1,345	1,058
Marketing and sales	2,604	2,291	3,790	2,059	880	913	1,047	832
General and administrative	2,556	2,532	2,575	2,213	1,811	1,778	1,976	2,685
Total stock-based compensation expenses	$10,846	$10,367	$12,139	$9,186	$7,024	$6,110	$6,328	$6,043
(1)    See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
The impact of this accounting policy change revised our previously reported information by the following (in thousands, except per share amounts):

	Fiscal quarters ended
	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012
	(unaudited) (in thousands, except share amounts)
Cost of license revenue	$4	$(53)	$(57)	$—	$—	$—	$—
Cost of maintenance revenue	(105)	(149)	(121)	(87)	(99)	(117)	(94)
Cost of services revenue	(966)	(2,352)	(1,885)	(1,266)	(1,337)	(1,740)	(1,352)
Research and development	(873)	(1,535)	(1,223)	(532)	(691)	(1,123)	(1,009)
Sales and marketing	(1,233)	(1,491)	(1,461)	(838)	240	(916)	(839)
General and administrative	(372)	(1,189)	(766)	(221)	(276)	(149)	(448)
Income before provision for income taxes	3,470	6,733	5,424	2,940	2,185	4,049	3,737
Provision for (benefit from) income taxes	4,025	2,509	1,264	1,211	(773)	6,338	(3,140)
Net income (loss)	(555)	4,224	4,160	1,729	2,958	(2,289)	6,877
Basic net income (loss) per share	$(0.01)	$0.06	$0.07	$0.03	$0.06	$(0.04)	$0.12
Diluted net income (loss) per share	$(0.01)	$0.06	$0.07	$0.03	$0.05	$(0.04)	$0.11

	Fiscal quarters ended
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012
	(unaudited)
	(percentage of total revenues)
Revenues:
License	56%	39%	42%	28%	51%	34%	42%	33%
Maintenance	10	13	12	15	10	13	13	15
Services	34	48	46	57	39	53	45	52
Total revenues	100	100	100	100	100	100	100	100
Total cost of revenues (1)	33	44	43	57	37	51	41	41
Total gross profit (1) (2)	67	56	57	43	63	49	59	59
Operating expenses: (1)
Research and development	18	24	21	26	19	24	20	22
Sales and marketing	18	21	21	24	16	18	16	18
General and administrative	9	11	9	12	8	11	10	13
Total operating expenses	45	56	51	62	43	53	46	53
Income (loss) from operations	22	—	6	(19)	20	(4)	13	6
Interest income, net	—	1	—	—	—	—	—	—
Other income (expenses), net	—	—	—	—	—	—	—	—
Income (loss) before provision for (benefit from) income taxes (1)	22	1	6	(19)	20	(4)	13	6
Provision for (benefit from) income taxes (1)	6	3	2	(9)	6	(4)	8	(5)
Net income (loss) (1)	16%	(2)%	4%	(10)%	14%	—%	5%	11%

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.

(2)	The table below shows gross profit as a percentage of each component of revenues, referred to as gross margin:

	Fiscal quarters ended
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012
	(unaudited) (gross margin by component of revenues)
Gross margin (1)
License	98%	97%	95%	96%	99%	99%	100%	99%
Maintenance	81	80	81	82	79	78	82	84
Services	13	16	15	7	13	10	14	26
Total gross margin	67%	56%	57%	43%	63%	49%	59%	59%

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
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
In most of the quarters presented, our operating expenses increased as a result of an increase in the number of total employees. From July 31, 2012 to July 31, 2014, we added 343 additional employees in order to drive our sales efforts and increase our technical support, services, research and development and administrative personnel to support our growth.
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
Sales and marketing expenses in absolute dollars varied from quarter-to-quarter in the quarters presented. Increases were primarily a result of increasing headcount in our direct sales teams, as well as increased marketing programs and events and timing of the programs. Sales and marketing expenses as a percentage of revenues varied from quarter-to-quarter primarily due to the timing of revenues recognized, marketing programs and commissions earned and expensed, but increased year-over-year as sales and marketing expenses grew along with our revenues.
General and administrative expenses in absolute dollars varied from quarter-to-quarter in the quarters presented. Increases were primarily a result of increasing headcount to support the growth of our business. General and administrative expenses varied as a percentage of revenues due to the timing of revenues recognized and the timing of professional service fees.
In the first quarter of fiscal 2014, and first and third quarters of fiscal 2013, we recorded an income tax benefit primarily resulting from the reinstatement of federal research and development credits, the benefit from incentive stock option (ISO) tax deductions, and permanent differences related to stock-based compensation.
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
Liquidity and Capital Resources
Cash flows provided by operating activities were $75.5 million, $32.5 million and $17.1 million during the years ended July 31, 2014, 2013 and 2012, respectively. The year ended July 31, 2012 included the payment by us of a $10.0 million litigation settlement payment. We had capital expenditures of $5.0 million, $9.2 million and $5.6 million for the years ended July 31, 2014, 2013 and 2012, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. As of July 31, 2014, 2013 and 2012, we had $148.1 million, $79.8 million and $205.7 million of cash and cash equivalents, respectively, and working capital of $421.0 million, $135.3 million and $169.3 million, respectively.
We experienced positive cash flows from operations during fiscal years 2014, 2013 and 2012. Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased orders in our fourth fiscal quarter. As such, we believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenues growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K:

	Fiscal years ended July 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$75,491	$32,547	$17,094
Net cash used in investing activities	(380,420)	(148,913)	(3,296)
Net cash provided by (used in) financing activities	372,564	(8,621)	133,007
Cash Flows from Operating Activities
Net cash provided by operating activities increased in fiscal year 2014 from fiscal year 2013 primarily due to larger adjustments for non-cash items consisting of $17.0 million from stock-based compensation expenses, other non-cash items of $3.0 million, and $1.9 million from depreciation and amortization. These increases were partially offset by a decrease in net income of $9.9 million and adjustments for non-cash items of $4.5 million from excess tax benefits related to the exercise of stock options and $2.4 million from deferred taxes. Changes in assets and liabilities provided additional cash of $37.8 million due to increases in deferred revenues of $28.2 million, accounts payable, accruals and other liabilities of $9.1 million, and an increase in assets of $0.5 million in the fiscal year 2014 compared to fiscal year 2013.

Net cash provided by operating activities increased in fiscal year 2013 from fiscal year 2012 primarily due to a $6.0 million increase in net income, a $12.6 million increase in stock-based compensation expenses, $1.9 million from depreciation and amortization, and other non-cash items of $0.5 million. These increases were partially offset by increases in deferred tax assets of $7.5 million in fiscal year 2013, whereas deferred tax assets were being utilized in fiscal year 2012. Additionally, excess tax benefits increased by $2.1 million in fiscal year 2013 compared to fiscal year 2012. Changes in assets and liabilities provided additional cash of $4.0 million due to increases in deferred revenues of $3.7 million, and an increase of $0.6 million in accounts receivable and prepaid expenses, offset by a decrease of $0.3 million in accounts payable, accruals and other liabilities.
Cash Flows from Investing Activities
Our investing activities consist primarily of purchase and sales of short-term and long-term investments, capital expenditures to purchase property and equipment, and changes in our restricted cash. In the future, we expect we will continue to invest in capital expenditures to support our expanding operations.
Cash used in investing activities increased by $231.5 million in fiscal year 2014 from fiscal year 2013 primarily due to the investment of excess cash into available-for-sale securities from our stock issuance in October 2013, through net purchases of available-for-sale securities of $246.8 million. The increase was offset by the absence of a business acquisition in fiscal 2014 of $14.6 and decrease in capital expenditures of $4.2 million. The prior year included the release of restricted cash related to secured lines of credit for $3.5 million.
Net cash used in investing activities increased in fiscal year 2013 from fiscal year 2012 primarily due to the investment of excess cash after our IPO. Net purchases of available-for-sale securities were $128.5 million. Additionally, fiscal year 2013 included the acquisition of Millbrook, Inc. for $14.7 million and an increase in capital expenditures driven by the final payments related to our headquarters move which were accrued as of July 31, 2012.
Cash Flows from Financing Activities
Our financing activities consist primarily of cash receipts from the exercise of stock options, payments of taxes withheld from vesting of RSUs and excess tax benefits realized on the exercise or release of each of these items. In fiscal year 2014 and 2012, we received net inflows of cash from financing activities related to public offerings.
Net cash provided by financing activities increased by $381.2 million in fiscal year 2014 from fiscal year 2013 due to our follow-on offering of common stock for $389.5 million in net proceeds, after deducting underwriters’ discounts and commissions and $4.5 million increase in excess tax benefit from exercise of stock options and vesting of RSUs. These proceeds were offset by a $12.5 million increase in taxes remitted related to the vesting of RSUs held by employees. Additionally, proceeds from stock options exercises decreased by $0.3 million as we have granted more RSUs than stock options in recent years to employees.
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
Anticipated Cash Flows
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
Contractual Obligations
The following summarizes our contractual obligations as of July 31, 2014:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$5,786	$11,545	$10,765	$—	$28,096
Royalty obligations (2)	398	577	110	—	1,085
Purchase commitments (3)	6,141	1,865	—	—	8,006
Total	$12,325	$13,987	$10,875	$—	$37,187

(1)	Operating lease agreements primarily represent our obligations to make payments under our non-cancellable lease agreements for our corporate headquarters and offices through 2019.

(2)	Royalty obligations primarily represent our obligations under our non-cancellable agreements related to certain revenue-generating agreements.

(3)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancellable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

As of July 31, 2014, we had unrecognized tax benefits of $8.0 million associated with our U.S. federal and California research and development tax credits. We are unable to estimate when any cash settlement with a taxing authority might occur.
Off-Balance Sheet Arrangements
Through July 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of July 31, 2014, and 2013. Our cash, cash equivalents, and investments as of July 31, 2014, and 2013 were $647.8 million and $207.7 million, respectively, and consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds, and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
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

We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2014. We also have audited the Company’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidewire Software, Inc. and subsidiaries as of July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.
As discussed in Note 2 to the consolidated financial statements, in the year ended July 31, 2014, the Company has elected to change its method of accounting for recognizing stock-based compensation expense.
/s/ KPMG LLP
Santa Clara, California
September 17, 2014

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2014	July 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,101	$79,767
Short-term investments	296,231	76,932
Accounts receivable	49,839	40,885
Deferred tax assets, current	11,431	2,897
Prepaid expenses and other current assets	10,828	9,612
Total current assets	516,430	210,093
Long-term investments	203,449	51,040
Property and equipment, net	12,607	12,914
Intangible assets, net	5,439	6,879
Deferred tax assets, noncurrent (1)	8,681	14,494
Goodwill	9,205	9,048
Other assets	1,416	1,205
TOTAL ASSETS	$757,227	$305,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,030	$6,517
Accrued employee compensation	34,912	26,302
Deferred revenues, current	48,937	37,351
Other current liabilities	4,507	4,614
Total current liabilities	95,386	74,784
Deferred revenues, noncurrent	6,395	3,845
Other liabilities	4,760	5,212
Total liabilities	106,541	83,841
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2014 and 2013, respectively; 69,082,261 and 57,909,277 shares issued and outstanding as of July 31, 2014 and 2013, respectively	7	6
Additional paid-in capital (1)	629,076	215,151
Accumulated other comprehensive loss	(1,367)	(1,574)
Retained earnings (1)	22,970	8,249
Total stockholders’ equity	650,686	221,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$757,227	$305,673

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2014	2013	2012
Revenues:
License	$151,921	$123,560	$97,136
Maintenance	41,888	37,561	29,538
Services	156,437	139,528	105,387
Total revenues	350,246	300,649	232,061
Cost of revenues: (1)
License	4,442	920	762
Maintenance	8,118	7,216	5,193
Services	136,387	117,515	84,050
Total cost of revenues	148,947	125,651	90,005
Gross profit: (1)
License	147,479	122,640	96,374
Maintenance	33,770	30,345	24,345
Services	20,050	22,013	21,337
Total gross profit	201,299	174,998	142,056
Operating expenses: (1)
Research and development	76,178	62,991	49,056
Sales and marketing	71,295	50,948	36,781
General and administrative	35,404	31,320	27,285
Total operating expenses	182,877	145,259	113,122
Income from operations	18,422	29,739	28,934
Interest income, net	1,350	498	308
Other income (expenses), net	174	(114)	(726)
Income before provision for income taxes (1)	19,946	30,123	28,516
Provision for income taxes (1)	5,225	5,465	9,852
Net income (1)	$14,721	$24,658	$18,664
Earnings per share: (1)
Basic	$0.22	$0.44	$0.36
Diluted	$0.21	$0.40	$0.32
Shares used in computing earnings per share: (1)
Basic	65,748,896	56,331,018	34,774,983
Diluted	69,112,733	61,569,195	41,759,338

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal years ended July 31,
	2014	2013	2012
Net income (1)	$14,721	$24,658	$18,664
Other comprehensive income (loss):
Foreign currency translation adjustments	288	(1,102)	(287)
Unrealized (loss) gain on available-for-sale securities, net of tax expense (benefit) of $(7), $0 and $0	(42)	24	—
Reclassification adjustment for gains included in net income	(39)	—	—
Other comprehensive income (loss)	207	(1,078)	(287)
Comprehensive income	$14,928	$23,580	$18,377

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of July 31, 2011 (1)	25,357,721	$36,500	14,422,557	$1	$15,842	$(209)	$(35,073)	$17,061
Proceeds from issuance of common stock in connection with public offerings, net of underwriting discounts and commission	—	—	10,927,500	1	143,385	—	—	143,386
Costs incurred in connection with public offerings	—	—	—	—	(3,502)	—	—	(3,502)
Conversion of preferred stock to common stock	(25,357,721)	(36,500)	25,357,721	3	36,497	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,211,967	—	5,067	—	—	5,067
Issuance of common stock upon RSU release, net of shares withheld for taxes	—	—	1,018,228	—	(12,798)	—	—	(12,798)
Repurchase of unvested common stock	—	—	(3,005)	—	—	—	—	—
Conversion of warrants to common stock	—	—	21,640	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,923	—	—	12,923
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	—	—	486	—	—	486
Net income	—	—	—	—	—	—	18,664	18,664
Foreign currency translation adjustment	—	—	—	—	—	(287)	—	(287)
Balance as of July 31, 2012	—	—	53,956,608	5	197,900	(496)	(16,409)	181,000
Issuance of common stock upon exercise of stock options	—	—	2,904,248	1	9,123	—	—	9,124
Issuance of common stock upon RSU release, net of shares withheld for taxes	—	—	1,048,421	—	(19,963)	—	—	(19,963)
Stock-based compensation	—	—	—	—	25,505	—	—	25,505
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	—	—	2,586	—	—	2,586
Net income	—	—	—	—	—	—	24,658	24,658
Foreign currency translation adjustment	—	—	—	—	—	(1,102)	—	(1,102)
Unrealized gains on available-for-sale securities	—	—	—	—	—	24	—	24
Balance as of July 31, 2013	—	—	57,909,277	6	215,151	(1,574)	8,249	221,832
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	—	—	8,306,291	1	389,948	—	—	389,949
Costs incurred in connection with public offering	—	—	—	—	(408)	—	—	(408)
Issuance of common stock upon exercise of stock options	—	—	1,579,469	—	8,755	—	—	8,755
Issuance of common stock upon RSU release, net of shares withheld for taxes	—	—	1,287,224	—	(32,799)	—	—	(32,799)
Stock-based compensation	—	—	—	—	42,538	—	—	42,538
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	—	—	5,891	—	—	5,891
Net income	—	—	—	—	—	—	14,721	14,721
Foreign currency translation adjustment	—	—	—	—	—	288	—	288
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	(42)	—	(42)
Reclassification adjustment for gains included in net income	—	—	—	—	—	(39)	—	(39)
Balance as of July 31, 2014	—	$—	69,082,261	$7	$629,076	$(1,367)	$22,970	$650,686

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (1)	$14,721	$24,658	$18,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,751	4,821	2,917
Stock-based compensation (1)	42,538	25,505	12,923
Excess tax benefit from exercise of stock options and vesting of RSUs	(7,067)	(2,586)	(486)
Deferred taxes (1)	(2,718)	(265)	7,235
Other noncash items affecting net income	3,589	554	—
Changes in operating assets and liabilities:
Accounts receivable	(9,276)	(8,478)	(9,325)
Prepaid expenses and other assets	(1,372)	(2,690)	(2,442)
Accounts payable	393	355	1,059
Accrued employee compensation	8,463	147	8,244
Other liabilities	5,288	4,574	(3,907)
Deferred revenues	14,181	(14,048)	(17,788)
Net cash provided by operating activities	75,491	32,547	17,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(687,419)	(212,035)	—
Sales and maturities of available-for-sale securities	312,149	83,567	—
Acquisition, net of cash acquired	(157)	(14,749)	—
Purchase of property and equipment	(4,993)	(9,228)	(5,619)
Decrease in restricted cash	—	3,532	2,323
Net cash used in investing activities	(380,420)	(148,913)	(3,296)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	8,755	9,123	5,067
Taxes remitted on RSU awards vested	(32,799)	(20,330)	(12,430)
Proceeds from issuance of common stock in connection with stock offerings, net of underwriting discounts and commission	389,949	—	143,386
Costs paid in connection with stock offerings	(408)	—	(3,502)
Excess tax benefit from exercise of stock options and vesting of RSUs	7,067	2,586	486
Net cash provided by (used in) financing activities	372,564	(8,621)	133,007
Effect of foreign exchange rate changes on cash and cash equivalents	699	(964)	(712)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,334	(125,951)	146,093
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	79,767	205,718	59,625
CASH AND CASH EQUIVALENTS—END OF YEAR	$148,101	$79,767	$205,718
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4	$—	$7
Cash paid for income taxes	$2,141	$2,266	$2,058
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Conversion of convertible preferred stock and warrants into common stock upon initial public offering	$—	$—	$36,506
Accruals for purchase of property and equipment	$768	$693	$4,387

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
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
Public Offerings
On January 30, 2012, the Company closed its initial public offering (“IPO”) whereby 10,177,500 shares of common stock were sold to the public, including the underwriters’ full exercise of their overallotment option of 1,327,500 shares of common stock, at a price of $13.00 per share. The Company received aggregate proceeds of approximately $123.0 million from the IPO, including the exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $3.5 million, including $2.8 million of capitalized costs. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 25,357,721 shares of common stock. Outstanding warrants to purchase 69,529 shares of convertible preferred stock at $5.03 per share were contractually adjusted to purchase 69,529 shares of common stock at $5.03 per share. Subsequent to the Company’s IPO and during April 2012 all eligible warrants were converted for 21,640 shares of the Company’s common stock and the remainder was canceled.
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
On October 28, 2013, the Company closed its follow-on public offering of 8,306,291 shares of its common stock, including the underwriters’ partial exercise of their over-allotment option from the Company. The public offering price of the shares sold in the offering was $48.75 per share. The Company received aggregate proceeds of approximately $389.9 million from the follow-on offering, net of underwriters’ discounts and commissions applicable to the sale of shares by the Company, but before deduction of offering costs of approximately $0.4 million payable by the Company. No shares were sold by the Company’s shareholders in this follow-on public offering.
Basis of Presentation
The consolidated financial statements include the Company and its wholly-owned subsidiaries, and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the periods presented. All inter-company balances and transactions have been eliminated in consolidation.
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

Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. The effects of foreign currency translations are recorded in accumulated other comprehensive loss as a separate component of stockholders’ deficit in the accompanying consolidated statement of stockholders’ equity. Realized gains and losses from foreign currency transactions are recorded as other income (expense) in the consolidated statements of income.

Cash, Cash Equivalents, Investments and Restricted Cash
Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist of commercial paper and money market funds. Restricted cash is held in certificates of deposit pursuant to lease agreements, and, in prior periods, pursuant to secured letter of credit agreements. The Company classifies investments as short-term when they have remaining contractual maturities of less than one year from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. The Company’s investment policy is consistent with the definition of available-for-sale securities. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price.
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
Product Development Costs
Certain software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through July 31, 2014, costs incurred subsequent to the establishment of technological feasibility have been immaterial, and therefore, all software development costs have been charged to research and development expense in the accompanying consolidated statements of income as incurred.

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
The Company tests goodwill for impairment annually during the fourth quarter of each fiscal year and in the interim whenever events or changes in circumstances indicate that the carrying amount may be impaired. An entity may first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.
In performing the qualitative assessment, the Company would consider events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets and changes in the price of our common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.
If the two-step goodwill test is performed, the Company would evaluate and test our goodwill for impairment at a reporting-unit level using expected future cash flows to be generated by the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the calculated fair value of the goodwill.
The Company acquired goodwill during the fourth quarter of fiscal 2013. The Company did not recognize any goodwill impairment losses in fiscal 2014.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).
No customer accounted for 10% or more of the Company’s revenues for the years ended July 31, 2014, 2013 and 2012. The Company had one customer that accounted for 10% of total accounts receivable as of July 31, 2014 and 2013, respectively.
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
Revenues are derived from three sources:

(i)	License fees, related to term (or time-based) licenses, perpetual software licenses, and other;

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

VSOE of fair value does not exist for the Company’s software licenses; therefore, the Company allocates revenues to software licenses using the residual method. Under the residual method, the amount recognized for license fees is the difference between the total fixed and determinable fees and the VSOE of fair value for the undelivered elements under the arrangement.
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
In cases where professional services are deemed to be essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If reliable estimates of total project costs can be made, the Company applies the percentage-of-completion method whereby percentage toward completion is measured by using the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are generally billed monthly on a time and material basis. The fees related to the maintenance are recognized over the period the maintenance is provided.
If reliable estimates of total project costs cannot be made or VSOE for maintenance has not been established and it is reasonably assured that no loss will be incurred under the arrangement, revenues are recognized pursuant to the zero gross margin method. Under this method, revenues recognized are limited to the costs incurred for the implementation services. When zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, the Company switches to the percentage-of-completion; resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. Such cumulative effect adjustment for license revenues was zero, $3.2 million and $0.9 million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively, and for service revenues was zero, $1.7 million and $0.9 million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.
Deferred Revenues
Deferred revenues represent license, maintenance and professional services amounts, which are billed to or collected from customers for which the related revenues have not been recognized. The revenues are deferred when one or more of the revenue recognition criteria have not been met. The current portion of deferred revenues represents the amount that is expected to be recognized as revenues within one year from the balance sheet date. The Company generally invoices fees for licenses and maintenance to its customers in annual or, in certain cases, quarterly installments payable in advance. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.
Sales Commissions
Sales commissions are recognized as an expense when earned by the sales representative, generally occurring at the time the customer order is signed. Substantially all of the effort by the sales force is expended through the time of closing the sale, with limited to no involvement thereafter.

Warranties
The Company generally provides a warranty for its software products and services to its customers for periods ranging from 3 to 12 months. The Company’s software products are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in published documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer’s remedy is generally limited to refund of the fees paid for the nonconforming product or services. Warranty expense has been insignificant.
Advertising Costs
Advertising costs are expensed as incurred and amounted to approximately $0.2 million, $0.1 million and $0.1 million during the years ended July 31, 2014, 2013 and 2012, respectively.
Stock-Based Compensation
The Company recognizes compensation expense related to stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of four years. The awards expire 10 years from the grant date. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, of the Company’s stock options using the Black-Scholes option-pricing model. The Company recognizes the fair value of stock-based compensation for awards which contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards which contain performance conditions based upon the probability of that performance condition being met, net of estimated forfeitures, using the graded method. Compensation cost for RSUs is generally recognized over the time-based vesting period.
In the fourth quarter of fiscal 2014, the Company changed its policy for recognizing stock-based compensation expense from the accelerated attribution method of accounting to the straight-line method of accounting for certain share-based compensation awards. Comparative financial statements for prior periods have been adjusted to apply the straight-line method retrospectively. See Note 2 “Change in Accounting Policy - Stock-based Compensation” for further information.
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
Recent Accounting Pronouncement
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for the Company beginning July 31, 2017. The Company is evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.
Stock-Based Compensation
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). This ASU provides authoritative guidance for share-based payments with a performance condition that could be achieved after the requisite service period when an employee is eligible to retire or otherwise terminate employment before the end of the period in which the performance target could be achieved and still be eligible. The standard will be effective for the Company beginning August 1, 2016. The Company is evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard will be effective for the Company beginning August 1, 2017. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU provides authoritative guidance that requires an entity to present an unrecognized tax benefit (“UTB”), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
2. Change in Accounting Policy - Stock-Based Compensation
In the fourth quarter of fiscal 2014, the Company changed its policy for recognizing stock-based compensation expense from the accelerated attribution method of accounting to the straight-line method of accounting for its time-based units (or service-only awards). The Company believes the straight-line method of accounting for stock-based compensation expense for service-only awards better reflects the employees’ pattern of service. The change in accounting method has been retrospectively applied to all prior periods presented herein. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. As a result of the accounting change, retained earnings increased by $38.5 million at July 31, 2014. The following tables summarize the impact of the change in accounting method on line items in the previously issued consolidated balance sheet as of July 31, 2013, consolidated statements of income for the years ended July 31, 2013, and 2012, and the consolidated statements of cash flows for the years ended July 31, 2013, and 2012.

	As of July 31, 2013
CONSOLIDATED BALANCE SHEET	As previously reported	As adjusted	Effect of change
	(in thousands)
Deferred tax assets, non-current	21,091	14,494	(6,597)
Additional paid-in capital	237,769	215,151	(22,618)
Retained earnings (accumulated deficit)	(7,788)	8,249	16,037

	Fiscal years ended July 31,
	2013			2012
CONSOLIDATED STATEMENTS OF INCOME	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
	(in thousands, except share and per share amounts)
Cost of maintenance revenue	$7,613	7,216	(397)	$5,288	$5,193	$(95)
Cost of services revenue	123,210	117,515	(5,695)	85,360	84,050	(1,310)
Research and development	66,346	62,991	(3,355)	50,462	49,056	(1,406)
Sales and marketing	53,301	50,948	(2,353)	38,254	36,781	(1,473)
General and administrative	32,414	31,320	(1,094)	28,336	27,285	(1,051)
Income before provision for income taxes	17,212	30,123	12,911	23,179	28,516	5,337
Provision for income taxes	1,829	5,465	3,636	7,979	9,852	1,873
Net income	$15,383	$24,658	$9,275	$15,200	$18,664	$3,464
Basic earnings per share	$0.27	$0.44	$0.17	$0.29	$0.36	$0.07
Diluted earnings per share	$0.25	$0.40	$0.15	$0.25	$0.32	$0.07
Shares used in computing basic earnings per share	56,331,018	56,331,018	—	34,774,983	34,774,983	—
Shares used in computing diluted earnings per share	61,943,087	61,569,195	(373,892)	41,509,185	41,759,338	250,153

	Fiscal years ended July 31,
	2013			2012
CONSOLIDATED STATEMENTS OF CASH FLOWS	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
	(in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,383	$24,658	$9,275	$15,200	18,664	3,464
Stock-based compensation	38,399	25,505	(12,894)	18,258	12,923	(5,335)
Deferred taxes	(3,901)	(265)	3,636	5,362	7,235	1,873

3. Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$94,048	$30	$(21)	$94,057
Asset-backed securities	1,363	—	(2)	1,361
Commercial paper	132,442	14	(4)	132,452
Corporate bonds	297,731	104	(182)	297,653
U.S. government bonds	17,991	3	(3)	17,991
Foreign government bonds	2,755	—	(1)	2,754
Certificate of deposit	6,709	—	(1)	6,708
Money market funds	53,959	—	—	53,959
Municipal debt securities	12,985	13	(1)	12,997
Total	$619,983	$164	$(215)	$619,932

	July 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$37,087	$21	$(4)	$37,104
Asset-backed securities	4,522	—	(1)	4,521
Commercial paper	35,777	11	(1)	35,787
Corporate bonds	63,281	23	(14)	63,290
Foreign government bonds	776	—	(1)	775
Money market funds	33,216	—	—	33,216
Municipal debt securities	9,105	4	(14)	9,095
Total	$183,764	$59	$(35)	$183,788
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	July 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$46,980	$(21)	$—	$—	$46,980	$(21)
Asset-backed securities	1,361	(2)	—	—	1,361	(2)
Commercial paper	14,389	(4)	—	—	14,389	(4)
Corporate bonds	176,742	(182)	—	—	176,742	(182)
U. S. government bonds	9,489	(3)	—	—	9,489	(3)
Foreign government bonds	2,754	(1)	—	—	2,754	(1)
Certificate of deposit	2,699	(1)	—	—	2,699	(1)
Municipal debt securities	—	—	2,200	(1)	2,200	(1)
Total	$254,414	$(214)	$2,200	$(1)	$256,614	$(215)

As of July 31, 2014, the Company had 93 investments in an unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at July 31, 2014 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were immaterial.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of July 31, 2014:

	Expected maturities for the year ending July 31,
	2015	2016	Total
	(in thousands)
U.S. agency securities	$29,062	$64,995	$94,057
Asset-backed securities	1,361	—	1,361
Commercial paper	132,452	—	132,452
Corporate bonds	172,648	125,005	297,653
U.S. government bonds	9,995	7,996	17,991
Foreign government bonds	—	2,754	2,754
Certificate of deposit	4,009	2,699	6,708
Money market funds	53,959	—	53,959
Municipal debt securities	12,997	—	12,997
Total	$416,483	$203,449	$619,932

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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying value of the Company’s accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments and is based on Level 2 inputs.
The Company bases the fair value of our Level 1 financial instruments, which are in active markets, using quoted market prices for identical instruments.
The Company obtains the fair value of our Level 2 financial instruments, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company’s professional pricing service gathers observable inputs for all of our fixed income securities from a variety of industry data providers (e.g. large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered and an average price is determined.
The Company validates the quoted market prices provided by our primary pricing service by comparing their assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. Our investment managers use similar techniques to our professional pricing service to derive pricing as described above.
The Company did not own any Level 3 financial assets or liabilities as of July 31, 2014, or 2013.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	July 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$66,293	$—	$66,293
Money market funds	53,959	—	—	53,959
Short-term investments:
U.S. agency securities	—	29,062	—	29,062
Asset-backed securities	—	1,361	—	1,361
Commercial paper	—	66,159	—	66,159
U. S. government bonds	—	9,995	—	9,995
Corporate bonds	—	172,648	—	172,648
Certificate of deposit	—	4,009	—	4,009
Municipal debt securities	—	12,997	—	12,997
Long-term investments:
U.S. agency securities	—	64,995	—	64,995
Certificate of deposit	—	2,699	—	2,699
Corporate bonds	—	125,005	—	125,005
U.S. government bonds	—	7,996	—	7,996
Foreign government bonds	—	2,754	—	2,754
Total assets	$53,959	$565,973	$—	$619,932

	July 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$20,597	$—	$20,597
Corporate bonds	—	2,003	—	2,003
Money market funds	33,216	—	—	33,216
Short-term investments:
U.S. agency securities	—	9,097	—	9,097
Asset-backed securities	—	2,421	—	2,421
Commercial paper	—	15,190	—	15,190
Corporate bonds	—	47,572	—	47,572
Foreign government bonds	—	775	—	775
Municipal debt securities	—	1,877	—	1,877
Long-term investments:
U.S. agency securities	—	28,007	—	28,007
Asset-backed securities	—	2,100	—	2,100
Corporate bonds	—	13,715	—	13,715
Municipal debt securities	—	7,218	—	7,218
Total assets	$33,216	$150,572	$—	$183,788

4. Balance Sheet Components
Property and Equipment
Property and equipment consist of the following:

	July 31, 2014	July 31, 2013
	(in thousands)
Computer hardware	$11,882	$8,820
Software	4,605	4,460
Furniture and fixtures	2,732	2,666
Leasehold improvements	7,069	6,536
Total property and equipment	26,288	22,482
Less accumulated depreciation	(13,681)	(9,568)
Property and equipment, net	$12,607	$12,914
As of July 31, 2014, and 2013, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $5.3 million, $4.5 million and $2.6 million during the years ended July 31, 2014, 2013 and 2012, respectively.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill:

Total
(in thousands)
Goodwill, July 31, 2013	$9,048
Changes in carrying value	157
Goodwill, July 31, 2014	$9,205
Refer to Note 11, Acquisition, for further details on goodwill acquired during the period.
Intangible assets consist of the following:

	July 31, 2014	July 31, 2013
	(in thousands)
Acquired technology:
Cost	$7,200	$7,200
Accumulated amortization	(1,761)	(321)
Net	$5,439	$6,879
Amortization expense was $1.4 million, $0.3 million and $0.3 million during the years ended July 31, 2014, 2013 and 2012, respectively. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
Fiscal Year Ending July 31,	(in thousands)
2015	$1,440
2016	1,440
2017	1,440
2018	1,119
Total	$5,439
Accrued Employee Compensation
Accrued employee compensation consists of the following:

	July 31, 2014	July 31, 2013
	(in thousands)
Accrued bonuses	$19,213	$13,072
Accrued commission	3,593	2,043
Accrued vacation	8,100	7,335
Payroll accruals	4,006	3,852
Total	$34,912	$26,302
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive losses by component were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(In thousands)
Balance as of July 31,2012	$(496)	$—	$(496)
Other comprehensive income (loss) before reclassification adjustments:	(1,102)	24	(1,078)
Tax effect	—	—	—
Balance as of July 31, 2013	(1,598)	24	(1,574)
Other comprehensive income (loss) before reclassification adjustments:	288	(49)	239
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	(39)	(39)
Tax effect	—	7	7
Balance as of July 31, 2014	$(1,310)	$(57)	$(1,367)

5. Net Income per Share
For the years ended July 31, 2014, and 2013, the Company calculated basic earnings per share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents.
For the year ended July 31, 2012, the Company’s basic and diluted earnings per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in dividends with the common stock (“participating securities”), to compute the earnings per share attributable to common stockholders. The Company determined that it had participating securities in the form of noncumulative convertible preferred stock for the periods up to their conversion immediately prior to the closing of the Company’s IPO on January 30, 2012 when all convertible preferred stock was converted to common stock.
The two-class method requires that the Company calculate the earnings per share using net income attributable to the common stockholders, which will differ from the Company’s net income. Net income attributable to the common stockholders is generally equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro-rata basis between the outstanding common and preferred stock as of the end of each period. The basic earnings per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and restricted stock units are considered to be common stock equivalents.
In the fourth quarter of fiscal 2014, the Company changed its policy for recognizing stock-based compensation expense from the accelerated attribution method of accounting to the straight-line method of accounting for its time-based units (or service-only awards). This change was applied retroactively to all historical periods and all historical basic and diluted net income per share figures have been adjusted to reflect this change. See Note 2 “Change in Accounting Policy - Stock-based Compensation” for additional discussion.

The following table sets forth the computation of the Company’s basic and diluted net income per share for the years ended July 31, 2014, 2013 and 2012:

	Fiscal years ended July 31,
	2014	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Net income (1)	$14,721	$24,658	$18,664
Non-cumulative dividends to preferred stockholders	—	—	(1,574)
Undistributed earnings allocated to preferred stockholders	—	—	(4,444)
Net income, basic	14,721	24,658	12,646
Adjustments to net income for dilutive options and restricted stock options	—	—	574
Net income, diluted	$14,721	$24,658	$13,220
Net income per share: (1)
Basic	$0.22	$0.44	$0.36
Diluted	$0.21	$0.40	$0.32

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.

	Fiscal years ended July 31,
	2014	2013	2012
	(in thousands, except share and per share amounts)
Denominator: (1)
Weighted average shares used in computing net income per share:
Basic	65,748,896	56,331,018	34,774,983
Weighted average effect of diluted stock options	1,896,766	3,392,797	5,082,507
Weighted average effect of dilutive restricted stock units	1,467,071	1,845,380	1,871,982
Weighted average effect of dilutive stock warrants (2)	—	—	29,866
Diluted	69,112,733	61,569,195	41,759,338

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.

(2)
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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Fiscal years ended July 31,
	2014	2013	2012
Stock options to purchase common stock (1)	206,136	320,325	5,037
Restricted stock units (1)	76,840	64,397	136,905

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements

6. Commitments and Contingencies
The following table presents a summary of the Company’s contractual obligations and commitments as of July 31, 2014:

	Lease Obligations	Royalty Obligations (1)	Purchase Commitments (2)	Total
Fiscal Year Ending July 31,	(in thousands)
2015	$5,786	$398	$6,141	$12,325
2016	5,835	365	1,589	7,789
2017	5,710	212	276	6,198
2018	5,663	110	—	5,773
2019	5,102	—	—	5,102
Total	$28,096	$1,085	$8,006	$37,187

(1)	Royalty obligations primarily represent our obligations under our non-cancellable agreements related to software used in certain revenue-generating agreements.

(2)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancellable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

Leases
The Company leases certain facilities and equipment under operating leases. The Company entered into an operating lease agreement in September 2007 for its corporate headquarters in California that expired in July 2012. In connection with the lease, the Company opened a letter of credit which expired upon the expiration of the lease in July 2012. On November 23, 2009, the Company entered into a sublease agreement for additional conference space expiring in July 2012. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its new corporate headquarters, located in Foster City, California, for approximately 97,674 square feet of space commencing August 1, 2012. In connection with the new lease, the Company opened an unsecured letter of credit with Silicon Valley Bank for $1.2 million. On August 1, 2014, the Company amended its operating lease agreement to reduce the unsecured letter of credit to $0.8 million.
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $5.8 million, $5.3 million and $4.0 million during the years ended July 31, 2014, 2013 and 2012, respectively. This expense is net of sublease income of $1.2 million for the year ended July 31, 2012.
Letters of Credit
The Company had two and three outstanding letters of credit required to secure contractual commitments and prepayments as of July 31, 2014 and 2013, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for PLN 10.0 million (approximately $3.2 million as of July 31, 2014) to secure contractual commitments and prepayments. No amounts were outstanding under our unsecured letters of credit as of July 31, 2014 or July 31, 2013.
Legal Proceedings
In December 2007, the Company was the subject of a lawsuit by a competitor, Accenture Global Services GmbH and Accenture LLP (collectively “Accenture”). In May 2011, the Company prevailed in the U.S. District Court for the District of Delaware regarding the invalidity of one of Accenture’s patents. In October 2011, the parties agreed to resolve the litigation, subject to a potential additional payment by the Company if Accenture was successful in appealing the validity of its patent. In September 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision in the Company’s favor and, in June 2014, the U.S. Supreme Court denied Accenture’s final appeal, ending the litigation. The Company will have no additional payments relating to the settlement.
In addition to the matters described above, from time to time, the Company is involved in various other legal proceedings and receives claims, arising from the normal course of business activities. The Company has accrued for estimated losses in the accompanying consolidated financial statements for matters with respect to which the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of July 31, 2014 and 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
7. Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards is as follows:

	Fiscal years ended July 31,
	2014	2013	2012
Stock-based compensation expense: (1)	(in thousands)
Cost of license revenues	$184	$—	$—
Cost of maintenance revenues	797	830	288
Cost of services revenues	11,929	6,910	2,461
Research and development	9,008	5,843	2,385
Sales and marketing	10,744	3,672	1,496
General and administrative	9,876	8,250	6,293
Total stock-based compensation expense	42,538	25,505	12,923
Tax benefit from stock-based compensation	15,905	9,902	5,061
Total stock-based compensation expense, net of tax effect	$26,633	$15,603	$7,862

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements

Included in fiscal 2014 stock-based compensation was $1.6 million of expense for performance-based awards, which were tied to fiscal year 2014 financial results. Stock-based compensation for the year ended July 31, 2013, includes $1.0 million of expense related to the modification of RSUs upon accelerated vesting terms for the retirement of one of the Company’s executives, $0.2 million reversal of previously recognized expense for unvested awards upon termination of one of the Company’s officers, and $1.7 million of expense for multiple performance-based awards, which were mainly tied to fiscal year 2013 financial results. Amounts for the year ended July 31, 2012, include a stock compensation expense of $1.2 million related to service performed prior to the IPO for RSUs granted to the Company’s Chief Executive Officer whereby the performance condition for these grants was satisfied upon the Company’s IPO closing, and a $0.9 million related to a change in estimated forfeiture rate upon the IPO event.

As of July 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of July 31, 2014
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$83,505	2.2
Stock options	6,019	2.0
	$89,524
RSUs
RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2013	4,027,601	$19.27
Granted	1,667,433	43.87
Released	(2,007,423)	18.59
Canceled	(303,390)	31.48
Balance as of July 31, 2014	3,384,221	$30.70
The weighted average per share grant date fair value of RSUs granted during each of the fiscal years ended July 31, 2014, 2013 and 2012was $43.87, $33.68 and $13.65, respectively. The fair value of RSUs released during the years ended July 31, 2014, 2013 and 2012 was $91.3 million, $56.2 million and $41.2 million, respectively.
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

•	The RSUs covering 125,500 shares of common stock were subject to satisfaction of a pre-established revenue target for fiscal year 2012, which was satisfied upon close of fiscal year 2012.
Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2013	3,763,228	$6.74	5.7	$139,315
Granted	225,930	46.63
Exercised	(1,580,344)	5.53
Canceled	(8,561)	21.75
Balance as of July 31, 2014	2,400,253	$11.24	5.5	$71,640
Vested and expected to vest as of July 31, 2014	2,376,443	$10.96	5.4	$71,503
Exercisable as of July 31, 2014	2,040,125	$6.32	5.5	$70,039

(1)
Aggregate intrinsic value represents the difference between the exercise price of the option and the Company’s closing stock price of $40.50 and $43.76 on July 31, 2014, and July 31, 2013, respectively.

The options exercisable as of July 31, 2014, include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $65.3 million, $86.0 million and $31.2 million for the years ended July 31, 2014, 2013 and 2012, respectively. The weighted average grant date fair value of options granted was $46.63, $14.06 and $4.51 for the years ended July 31, 2014, 2013 and 2012, respectively.

Additional information regarding options outstanding as of July 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Remaining Contractual Life (Years)	Exercise Price per Share	Number of Options Exercisable	Exercise Price per Share
$0.16—1.00	99,010	1.4	$0.68	99,010	$0.68
1.25—2.56	71,150	2.1	2.17	71,150	2.17
2.74	423,312	3.0	2.74	423,312	2.74
3.50	124,860	3.7	3.50	124,860	3.50
3.73	351,886	4.7	3.73	351,886	3.73
3.92	338,523	5.4	3.92	338,523	3.92
4.50—7.50	309,954	6.8	7.14	304,954	7.13
8.65—11.00	210,337	7.1	8.78	208,878	8.78
29.03—32.25	221,476	8.1	31.99	67,905	31.41
35.00—53.15	249,745	9.1	45.53	49,647	46.07
	2,400,253	5.5	$11.24	2,040,125	$6.32
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

Summary of Assumptions—The fair value of the employee stock options were estimated on the grant dates using a Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal years ended July 31,
	2014	2013	2012
Expected life (in years)	5.0 - 6.1	5.1 - 6.1	5.3 - 6.3
Risk-free interest rate	1.5% - 2.0%	0.6% - 1.2%	1.2% - 1.5%
Expected volatility	41.3% - 46.2%	45.1% - 48.7%	44.1% - 46.4%
Expected dividend yield	—%	—%	—%
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
In the fourth quarter of fiscal 2014, the Company changed its policy for recognizing stock-based compensation expense from the accelerated attribution method of accounting to the straight-line method of accounting for certain share-based compensation awards. See Note 2 “Change in Accounting Policy - Stock-based Compensation” for additional discussion.
Convertible Preferred Stock
Upon the closing of the Company’s IPO on January 30, 2012, all outstanding convertible preferred stock was converted into 25,357,721 shares of common stock on a one-to-one basis. As of July 31, 2014 and 2013, the Company was authorized to issue 25,000,000 shares of convertible preferred stock, respectively, with a par value of $0.0001 per share. As of July 31, 2014 and 2013, no shares of convertible preferred stock were issued and outstanding.

Common Stock Reserved for Future Issuance
As of July 31, 2014 and 2013, the Company was authorized to issue 500,000,000 common shares with a par value of $0.0001 per share, respectively, and 69,082,261 and 57,909,277 common shares were issued and outstanding, respectively. As of July 31, 2014 and 2013, the Company had reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	July 31, 2014	July 31, 2013
Exercise of stock options to purchase common stock	2,400,253	3,763,228
Vesting of restricted stock units	3,384,221	4,027,601
Issuances of shares available under stock plans	11,703,962	9,194,058
Total common stock reserved for issuance	17,488,436	16,984,887
Equity Incentive Plans
In February 2007, the Company’s board of directors (“Board”) adopted and the stockholders approved the 2006 Stock Plan (“2006 Plan”) as an amendment and restatement of the stockholder-approved 2002 Stock Option/Stock Issuance Plan, as amended, which provided for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company.
In July 2009, the Board adopted and the stockholders approved the 2009 Stock Plan (“French Plan”), which provided for nonstatutory options to employees.
In June 2010, the Board adopted and the stockholders approved the 2010 Restricted Stock Unit Plan (“2010 Plan”), which provided for the issuance of restricted and performance stock units to employees and nonemployees.
On September 14, 2011, the Board, upon the recommendation of the Compensation Committee of the Board (“Committee”), adopted the 2011 Stock Plan (“2011 Plan”), which was subsequently approved by the Company’s stockholders in January 2012. The 2011 Plan provides flexibility to the Committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company had initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. In addition, the number of shares remaining available for grant under the 2006 Plan and 2010 Plan immediately prior to the closing of the IPO were added to the shares available under the 2011 Plan. The number of shares remaining available for grant under the French Plan expired upon the IPO. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization. With the adoption of the 2011 Plan upon the completion of the Company’s IPO, both option and RSU grants now reduce the 2011 Plan reserve. As of July 31, 2014, the Company had reserved 11,703,962 shares of common stock for issuance under the 2011 Plan.
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

8. Income Taxes
The Company’s income before provision for income taxes for the years ended July 31, 2014, 2013 and 2012 is as follows:

	Fiscal years ended July 31,
	2014	2013	2012
	(in thousands)
Domestic	$11,956	$25,725	$22,370
International	7,990	4,398	6,146
Income before provision for income taxes (1)	$19,946	$30,123	$28,516

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
The provision for income taxes consists of the following:

	Fiscal years ended July 31,
	2014	2013	2012
	(in thousands)
Current:
U.S. federal	$5,235	$1,296	$—
State	1,326	999	544
Foreign	2,509	3,479	1,522
Total current	9,070	5,774	2,066
Deferred:
U.S. federal	(4,277)	(258)	6,968
State	78	483	(69)
Foreign	354	(534)	887
Total deferred	(3,845)	(309)	7,786
Total provision for income taxes (1)	$5,225	$5,465	$9,852

(1)	See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 35% during the years ended July 31, 2014, 2013 and 2012 as follows:

	Fiscal years ended July 31,
	2014	2013	2012
	(in thousands)
Computed tax expense	$6,977	$10,538	$9,972
Nondeductible items and other	1,164	(577)	694
State taxes, net of federal benefit	840	(858)	(644)
Foreign income taxed at different rates	(207)	1,405	258
Tax credits	(3,612)	(7,199)	(1,356)
Change in valuation allowance	63	2,156	928
Total provision for income taxes (1)	$5,225	$5,465	$9,852
(1) See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements.
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2014	2013
	(in thousands)
Accruals and reserves	$8,487	$3,646
Stock-based compensation	4,347	5,076
Deferred revenues	1,485	510
Property and equipment	298	—
State taxes	1	—
Net operating loss carryforwards	1,161	2,244
Tax credits	11,699	14,233
Total deferred tax assets	27,478	25,709
Less valuation allowance	4,938	4,874
Net deferred tax assets	22,540	20,835
Less deferred tax liabilities:
Property and equipment	—	440
Intangible assets	1,701	2,268
Foreign deferred revenue	727	736
Total net deferred tax assets	$20,112	$17,391
During the years ended July 31, 2014, 2013 and 2012, the Company was able to consider positive evidence in determining the realizability of its deferred tax assets, including projections for future growth, and determined a significant portion of the valuation allowance was not required. A valuation allowance of $4.9 million and $4.9 million remained as of July 31, 2014 and 2013, respectively, for California research and development credits that were not more likely than not realizable.
As of July 31, 2014, the Company had U. S. federal, California and other states net operating loss (“NOL”) carryforwards of $177.5 million, $83.2 million, and $7.0 million, respectively. The U. S. federal and California NOL carryforwards will start to expire in 2026 and 2016, respectively.
The Company had research and development tax credit (“R&D credit”) carryforwards of the following:

	Fiscal years ended July 31,
	2014	2013	2012
	(in thousands)
U.S. federal	$15,956	$12,973	$6,565
California	11,657	11,980	7,558
Total R&D credit carryforwards	$27,613	$24,953	$14,123

The U.S. federal R&D credit will start to expire in 2023. California R&D tax credits have no expiration.
The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized through reduction to income tax payable on the tax returns. As a result, the pre-tax excess tax benefits included in federal and California net operating loss carryforwards on the tax returns but not reflected in deferred tax assets for fiscal year 2014 are $176.3 million and $74.3 million, respectively.
Federal and California laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an “ownership change” as defined by Internal Revenue Code Sections 382 and 383. The Company experienced an ownership change in the past that does not materially impact the availability of its net operating losses and tax credits. Nevertheless, should there be an ownership change in the future; the Company’s ability to utilize existing carryforwards could be substantially restricted.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of July 31, 2014, U.S. income taxes were not provided for on the cumulative total of $19.4 million of undistributed earnings from certain foreign subsidiaries. As of July 31, 2014, the unrecognized deferred tax liability for these earnings was approximately $2.3 million.
Unrecognized Tax Benefits
The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal years ended July 31,
	2014	2013	2012
	(in thousands)
Unrecognized benefit - beginning of period	$6,727	$3,937	$2,419
Gross increases - prior period tax positions	(368)	370	478
Gross increases - current period tax positions	1,617	2,420	1,040
Unrecognized benefit - end of period	$7,976	$6,727	$3,937
During the year ended July 31, 2014, the Company’s unrecognized tax benefits increased by $1.2 million, primarily associated with the Company’s federal and California R&D credits. As of July 31, 2014, the Company had unrecognized tax benefits of $4.3 million that, if recognized, would affect the Company’s effective tax rate.
The Company or one of its subsidiaries files income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. If the Company utilizes net operating losses or tax credits in future years, the U.S. federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2014. Substantially all material foreign income tax matters in Australia have been concluded through the year ended July 31, 2007. The Company has been audited in Canada and substantially concluded all material income tax matters through July 31, 2009.
As of July 31, 2014, the Company has tax audits in progress in certain foreign jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of income. While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty.

9. Employee 401(k) Plan
The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. Beginning January 1, 2014, the Company increased its matching for employees’ contributions up to $4,000 per participant per calendar year.

10. Segment Information
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
The following table sets forth revenues by country based on the billing address of the customer:

	Fiscal years ended July 31,
	2014	2013	2012
	(in thousands)
United States	$203,791	$172,793	$127,484
Canada	39,100	42,632	35,690
Other Americas	8,106	6,932	3,850
Total Americas	250,997	222,357	167,024
United Kingdom	37,890	20,660	16,212
Other EMEA	35,149	27,543	14,672
Total EMEA	73,039	48,203	30,884
APAC	26,210	30,089	34,153
Total revenues	$350,246	$300,649	$232,061
No country other than those listed above accounted for more than 10% of revenues during the years ended July 31, 2014, 2013 and 2012.
The following table sets forth the Company’s long-lived assets, including goodwill and intangibles, net by geographic region:

	July 31, 2014	July 31, 2013
	(in thousands)
Americas	$25,573	$27,280
Europe	950	1,276
Asia Pacific	728	285
Total	$27,251	$28,841

11.	Acquisition
On May 10, 2013, the Company purchased all of the outstanding equity interests of Millbrook, Inc., a privately held provider of data models and platforms, technology accelerators and business intelligence solutions for P&C insurers. The aggregate cost of the acquisition was $14.7 million net of acquired cash. In addition, the Company issued $3.7 million in RSUs, vesting of which is subject to time-based vesting requirements and therefore is excluded from the purchase consideration. The related value is recognized as compensation expense over the requisite service period. The Company believes that the acquisition of Millbrook will enhance reporting capabilities of our software. The results of Millbrook’s operations from May 10, 2013 to July 31, 2013 are included in the Company’s results for the fourth quarter of fiscal year 2013 and were not material. Transaction expenses of $0.7 million were expensed as incurred.
The aggregate cost of the acquisition, net of acquired cash, was allocated as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Assets acquired, net	$590	n/a
Developed technology	7,200	5.0
Deferred tax liability	(2,094)	n/a
Goodwill	9,048	n/a
Total purchase price	$14,744
Management assigned fair values to the identifiable intangible assets by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including pricing projections of future products, expected customer interest, a discount rate that is representative of the weight average cost of capital, and a long-term sustainable growth rate based on market analysis. The Company is amortizing the acquired intangible asset on a straight-line basis over its estimated useful life.
The pro-forma results of operations have not been presented because the effects of the business combination described above were not material to our consolidated results of operations.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (1992). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of July 31, 2014.

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
In September 2014, the Compensation Committee of the Board of Directors approved a new form of employment agreement for our executive officers (the “New Form of Executive Agreement”). The terms of the New Form of Executive Agreement are substantially similar to those in the prior form of employment agreement for our executive officers, except that the New Form of Executive Agreement provides each executive officer with, among other things, 100% (rather than 12 months’) accelerated vesting of all outstanding equity awards upon a qualifying termination that occurs within two months before or within twelve months following a change in control of the company. The New Form of Executive Agreement is also an “at will” agreement and no longer has a three-year term. This new form will replace any existing employment agreements in place with our executive officers. We have filed the form of Executive Agreement as Exhibit 10.6 to this Annual Report on Form 10-K.
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2014, and is incorporated in this report by reference.

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
Marcus S. Ryu
President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Marcus S. Ryu, Karen Blasing, and Winston King, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARCUS S. RYU	President, Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2014
Marcus S. Ryu

/S/ KAREN BLASING	Chief Financial Officer (Principal Financial and Accounting Officer)	September 17, 2014
Karen Blasing

/S/ John Cavoores	Director	September 17, 2014
John Cavoores

/S/ Craig Conway	Director (Chairman of the Board)	September 17, 2014
Craig Conway

/S/ Andrew Brown	Director	September 17, 2014
Andrew Brown

/S/ Guy Dubois	Director	September 17, 2014
Guy Dubois

/S/ Paul Lavin	Director	September 17, 2014
Paul Lavin

/S/ Clifton Thomas Weatherford	Director	September 17, 2014
Clifton Thomas Weatherford

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws.	8-K	3.1	January 22, 2013
4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	January 9, 2012
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	10.1	October 28, 2011
10.2	2006 Stock Plan and forms of agreements thereunder.	S-1	10.2	September 2, 2011
10.3	2009 Stock Plan and forms of agreements thereunder.	S-1	10.3	September 2, 2011
10.4	2010 Restricted Stock Unit Plan and forms of agreements thereunder.	S-1	10.4	September 2, 2011
10.5	2011 Stock Plan and forms of agreements thereunder.	S-1/A	10.5	December 13, 2011
10.6	Form of Executive Agreement.	Filed herewith	—	—
10.7	Senior Executive Incentive Bonus Plan.	S-1/A	10.12	December 13, 2011
10.8	Lease Agreement between Parkside Towers, L.P. and the Registrant dated as of December 5, 2011.	S-1/A	10.13	December 13, 2011
18.1	KPMG, LLP Preferability Letter.	Filed herewith	—	—
21.1	Subsidiaries of the Registrant.	10-K	21.1	September 26, 2013
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	—	—
101.INS**	XBRL Instance Document.	Filed herewith	—
101.SCH**	XBRL Taxonomy Extension Schema Document.	Filed herewith	—
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith	— —
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith	—
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith	— —
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith	—

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