Form 10-Q
period 2014-10-31
Guidewire Software, Inc.
filed 2014-12-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On October 31, 2014, the registrant had 69,588,873 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:
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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2014	July 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,510	$148,101
Short-term investments	378,725	296,231
Accounts receivable	40,118	49,839
Deferred tax assets, current	11,394	11,431
Prepaid expenses and other current assets	11,581	10,828
Total current assets	563,328	516,430
Long-term investments	130,769	203,449
Property and equipment, net	12,401	12,607
Intangible assets, net	5,079	5,439
Deferred tax assets, noncurrent	9,667	8,681
Goodwill	9,205	9,205
Other assets	1,333	1,416
TOTAL ASSETS	$731,782	$757,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,106	$7,030
Accrued employee compensation	17,271	34,912
Deferred revenues, current	44,897	48,937
Other current liabilities	4,617	4,507
Total current liabilities	73,891	95,386
Deferred revenues, noncurrent	1,975	6,395
Other liabilities	4,603	4,760
Total liabilities	80,469	106,541
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	633,939	629,076
Accumulated other comprehensive loss	(2,606)	(1,367)
Retained earnings	19,973	22,970
Total stockholders’ equity	651,313	650,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$731,782	$757,227
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended October 31,
	2014	2013
Revenues:
License	$28,820	$18,870
Maintenance	12,520	9,639
Services	38,394	38,020
Total revenues	79,734	66,529
Cost of revenues: (1)
License	1,082	846
Maintenance	2,242	1,782
Services	32,447	35,229
Total cost of revenues	35,771	37,857
Gross profit: (1)
License	27,738	18,024
Maintenance	10,278	7,857
Services	5,947	2,791
Total gross profit	43,963	28,672
Operating expenses: (1)
Research and development	20,310	17,527
Sales and marketing	17,529	15,673
General and administrative	9,762	8,099
Total operating expenses	47,601	41,299
Loss from operations	(3,638)	(12,627)
Interest income, net	512	158
Other income (expense), net	(483)	115
Loss before benefit from income taxes (1)	(3,609)	(12,354)
Benefit from income taxes (1)	(612)	(5,899)
Net loss (1)	$(2,997)	$(6,455)
Net loss per share: (1)
Basic	$(0.04)	$(0.11)
Diluted	$(0.04)	$(0.11)
Shares used in computing net loss per share: (1)
Basic	69,316,700	58,649,353
Diluted	69,316,700	58,649,353
(1) See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements for the fiscal year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K.

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Net loss (1)	$(2,997)	$(6,455)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(1,269)	471
Unrealized gains on available-for-sale securities, net of tax of $8 and $17	33	34
Reclassification adjustment for gains included in net loss	(3)	(9)
Other comprehensive income (loss)	(1,239)	496
Comprehensive loss	$(4,236)	$(5,959)
(1) See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements for the fiscal year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K.
See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (1)	$(2,997)	$(6,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,773	1,591
Stock-based compensation (1)	11,988	9,186
Excess tax benefit from exercise of stock options and vesting of RSUs	—	(132)
Deferred taxes (1)	(955)	(6,167)
Other noncash items affecting net loss	1,414	316
Changes in operating assets and liabilities:
Accounts receivable	9,493	(6,210)
Prepaid expenses and other assets	(814)	1,335
Accounts payable	87	884
Accrued employee compensation	(17,232)	(9,857)
Other liabilities	10	(1,299)
Deferred revenues	(8,315)	2,225
Net cash used in operating activities	(5,548)	(14,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(113,730)	(43,157)
Sales and maturities of available-for-sale securities	102,539	31,102
Purchase of property and equipment	(1,249)	(1,206)
Acquisition of business, net of cash acquired	—	(95)
Net cash used in investing activities	(12,440)	(13,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,445	2,063
Taxes remitted on RSU awards vested	(8,570)	(7,302)
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commissions	—	389,949
Costs paid in connection with public offerings	—	(107)
Excess tax benefit from exercise of stock options and vesting of RSUs	—	132
Net cash provided by (used in) financing activities	(7,125)	384,735
Effect of foreign exchange rate changes on cash and cash equivalents	(1,478)	582
NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,591)	357,378
CASH AND CASH EQUIVALENTS—Beginning of period	148,101	79,767
CASH AND CASH EQUIVALENTS—End of period	$121,510	$437,145
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$506	$673
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$703	$180
Unpaid offering costs	$—	$299
(1) See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements for the fiscal year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K.

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
The Company offers a suite of applications to enable core property and casualty (“P&C”) insurance operations comprised of the following products: PolicyCenter, ClaimCenter and BillingCenter. The Company also provides maintenance support and professional services to the extent requested by its customers.
Public Offerings
On October 28, 2013, the Company closed its follow-on public offering of 8,306,291 shares of its common stock, including the underwriters’ partial exercise of their over-allotment option from the Company. The public offering price of the shares sold in the offering was $48.75 per share. The Company received aggregate proceeds of approximately $389.9 million from the follow-on offering, net of underwriters’ discounts and commissions applicable to the sale of shares by the Company, but before deduction of offering costs of approximately $0.4 million payable by the Company. No shares were sold by the Company’s stockholders in this follow-on public offering.
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements for the fiscal year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K.
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

Cash, Cash Equivalents and Investments
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).
No customer accounted for 10% or more of the Company’s revenues for the three months ended October 31, 2014 or 2013. One customer accounted for 10% or more of the Company’s total accounts receivable as of October 31, 2014 and July 31, 2014.
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
If reliable estimates of total project costs cannot be made or VSOE for maintenance has not been established and it is reasonably assured that no loss will be incurred under the arrangement, revenues are recognized pursuant to the zero gross margin method. Under this method, revenues recognized are limited to the costs incurred for the implementation services. When the zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, the Company switches to the percentage-of-completion method; resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. There were no such cumulative effect adjustments for revenues for the three months ended October 31, 2014 and 2013.
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
Stock-Based Compensation

The Company recognizes compensation expense related to its stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The RSUs are subject to time-based vesting, which generally occurs over a period of 4 years. The awards expire 10 years from the grant date. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, of the Company’s stock options using the Black-Scholes option-pricing model. The Company determines the grant date fair value of its RSUs based on the closing market price of the Company’s common stock on the date of grant. The Company recognizes the fair value of stock-

based compensation for awards which contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards which contain performance conditions based upon the probability of that performance condition being met, net of estimated forfeitures, using the graded method.

In the fourth quarter of fiscal 2014, the Company changed its policy for recognizing stock-based compensation expense from the accelerated attribution method of accounting to the straight-line method of accounting for certain share-based compensation awards. Comparative financial statements for prior periods have been adjusted to apply the straight-line method retrospectively. See Note 2 “Change in Accounting Policy - Stock-based Compensation” of Notes to Consolidated Financial Statements for the fiscal year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 17, 2014.

Recent Accounting Pronouncement
Stock-Based Compensation
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). This ASU provides authoritative guidance for share-based payments with a performance condition that could be achieved after the requisite service period is achieved. The standard will be effective for the Company beginning August 1, 2016. The Company currently does not have such share-based arrangements and does not expect the adoption of this standard will have material impact on its condensed consolidated financial statements.
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

2.	Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	October 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$93,646	$48	$(2)	$93,692
Asset-backed securities	13	—	—	13
Commercial paper	117,155	14	(2)	117,167
Corporate bonds	315,937	76	(159)	315,854
U.S. government bonds	16,978	2	—	16,980
Foreign government bonds	2,740	6	—	2,746
Money market funds	36,689	—	—	36,689
Certificates of deposit	6,705	2	(1)	6,706
Municipal debt securities	9,740	5	—	9,745
Total	$599,603	$153	$(164)	$599,592

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$94,048	$30	$(21)	$94,057
Asset-backed securities	1,363	—	(2)	1,361
Commercial paper	132,442	14	(4)	132,452
Corporate bonds	297,731	104	(182)	297,653
U.S. government bonds	17,991	3	(3)	17,991
Foreign government bonds	2,755	—	(1)	2,754
Certificates of deposit	6,709	—	(1)	6,708
Money market funds	53,959	—	—	53,959
Municipal debt securities	12,985	13	(1)	12,997
Total	$619,983	$164	$(215)	$619,932

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	October 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$26,491	$(2)	$—	$—	$26,491	$(2)
Asset-backed securities	13	—	—	—	13	—
U. S. Agency Securities	9,848	(2)	—	—	9,848	(2)
Corporate bonds	193,470	(159)	—	—	193,470	(159)
Certificate of deposit	2,699	(1)	—	—	2,699	(1)
Municipal debt securities	1,000	—	—	—	1,000	—
Total	$233,521	$(164)	$—	$—	$233,521	$(164)

As of October 31, 2014, the Company had 89 investments in an unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at October 31, 2014 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amounts of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were immaterial.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of October 31, 2014:

	Expected maturities for the quarter ending October 31,
	2015	2016	Total
	(in thousands)
U.S. agency securities	$31,085	$62,607	$93,692
Asset-backed securities	13	—	13
Commercial paper	117,167	—	117,167
Corporate bonds	257,421	58,433	315,854
U.S. government bonds	9,997	6,983	16,980
Foreign government bonds	—	2,746	2,746
Money market funds	36,689	—	36,689
Certificates of deposit	6,706	—	6,706
Municipal debt securities	9,745	—	9,745
Total	$468,823	$130,769	$599,592

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
The Company bases the fair value of its Level 1 financial instruments, which are in active markets, using quoted market prices for identical instruments.
The Company obtains the fair value of its Level 2 financial instruments, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company’s professional pricing service gathers observable inputs for all of its fixed income securities from a variety of industry data providers (e.g. large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered and an average price is determined.
The Company validates the quoted market prices provided by its primary pricing service by comparing their assessment of the fair values of its Level 2 investment portfolio balance against the fair values of its Level 2 investment portfolio balance provided by its investment managers. Its investment managers use similar techniques to its professional pricing service to derive pricing as described above.
The Company did not have any Level 3 financial assets or liabilities as of October 31, 2014 or July 31, 2014.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of October 31, 2014 and July 31, 2014:

	October 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$53,409	$—	$53,409
Money market funds	36,689	—	—	36,689
Short-term investments:
U.S. agency securities	—	31,085	—	31,085
Asset-backed securities	—	13	—	13
Commercial paper	—	63,758	—	63,758
Corporate bonds	—	257,421	—	257,421
U.S. government bonds	—	9,997	—	9,997
Municipal debt securities	—	9,745	—	9,745
Certificates of deposit	—	6,706	—	6,706
Long-term investments:
U.S. agency securities	—	62,607	—	62,607
U.S. government bonds	—	6,983	—	6,983
Corporate bonds	—	58,433	—	58,433
Foreign government bonds	—	2,746	—	2,746
Total assets	$36,689	$562,903	$—	$599,592

	July 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$66,293	$—	$66,293
Money market funds	53,959	—	—	53,959
Short-term investments:
U.S. agency securities	—	29,062	—	29,062
Asset-backed securities	—	1,361	—	1,361
Commercial paper	—	66,159	—	66,159
U. S. government bonds	—	9,995	—	9,995
Corporate bonds	—	172,648	—	172,648
Certificate of deposit	—	4,009	—	4,009
Municipal debt securities	—	12,997	—	12,997
Long-term investments:				—
U.S. agency securities	—	64,995	—	64,995
Certificate of deposit	—	2,699	—	2,699
Corporate bonds	—	125,005	—	125,005
U.S. government bonds	—	7,996	—	7,996
Foreign government bonds	—	2,754	—	2,754
Total assets	$53,959	$565,973	$—	$619,932

3.	Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following:

	October 31, 2014	July 31, 2014
	(in thousands)
Computer hardware	$12,018	$11,882
Software	4,666	4,605
Furniture and fixtures	2,928	2,732
Leasehold improvements	7,621	7,069
Total property and equipment	27,233	26,288
Less accumulated depreciation	(14,832)	(13,681)
Property and equipment, net	$12,401	$12,607
As of October 31, 2014 and July 31, 2014, no property and equipment was pledged as collateral against borrowings. Depreciation expense was $1.4 million and $1.2 million during the three months ended October 31, 2014 and 2013, respectively.

Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill:

Total
(in thousands)
Goodwill, July 31, 2014	$9,205
Changes in carrying value	—
Goodwill, October 31, 2014	$9,205

Intangible assets consist of the following:

	October 31, 2014	July 31, 2014
Acquired technology:	(in thousands)
Cost	$7,200	$7,200
Accumulated amortization	(2,121)	(1,761)
Intangible assets, net	$5,079	$5,439
Amortization expense was $0.4 million for the three months ended October 31, 2014 and 2013. Estimated aggregate amortization expense for each of the next four fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2015 (remainder of fiscal year)	1,080
2016	1,440
2017	1,440
2018	1,119
Total	$5,079
Accrued Employee Compensation
Accrued employee compensation consists of the following:

	October 31, 2014	July 31, 2014
	(in thousands)
Accrued bonuses	$4,314	$19,213
Accrued commission	977	3,593
Accrued vacation	7,975	8,100
Accrued salaries, payroll taxes and benefits	4,005	4,006
Total	$17,271	$34,912

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three months ended October 31, 2014 were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance as of July 31, 2014	$(1,310)	$(57)	$(1,367)
Other comprehensive gain (loss) before reclassification	(1,269)	41	(1,228)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	(3)	(3)
Tax effect	—	(8)	(8)
Balance as of October 31, 2014	$(2,579)	$(27)	$(2,606)

4.	Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(2,997)	$(6,455)
Net loss per share:
Basic	$(0.04)	$(0.11)
Diluted	$(0.04)	$(0.11)
Denominator:
Weighted average shares used in computing net loss per share:
Basic	69,316,700	58,649,353
Weighted average effect of dilutive stock options	—	—
Weighted average effect of dilutive restricted stock units	—	—
Diluted	69,316,700	58,649,353

The following outstanding shares of common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2014	2013
Stock options to purchase common stock	2,386,474	3,602,105
Restricted stock units	3,763,160	4,671,772

5.	Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2014. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2014 for additional information regarding the Company’s contractual obligations.

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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.6 million and $1.4 million for the three months ended October 31, 2014 and 2013, respectively.

Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments and prepayments as of October 31, 2014 and July 31, 2014, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $3.0 million as of October 31, 2014) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of October 31, 2014 or July 31, 2014.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company accrues for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of October 31, 2014 and July 31, 2014. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards is as follows:

	Three Months Ended October 31,
	2014	2013
Stock-based compensation expenses:	(in thousands)
Cost of license	$49	$45
Cost of maintenance revenues	277	160
Cost of services revenues	3,513	2,714
Research and development	2,143	1,995
Sales and marketing	2,987	2,059
General and administrative	3,019	2,213
Total stock-based compensation expenses	$11,988	$9,186

As of October 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of October 31, 2014
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$112,718	2.6
Stock options	6,735	2.2
	$119,453

RSUs

RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2014	3,384,221	$30.70
Granted	1,096,112	45.27
Released	(519,154)	21.84
Canceled	(129,085)	32.70
Balance as of October 31, 2014	3,832,094	$36.00

The weighted average per share grant date fair value of RSUs granted during the three months ended October 31, 2014 and 2013 was $45.27 and $43.74, respectively. The fair value of RSUs released during the three months ended October 31, 2014 and 2013 was $23.8 million and $20.6 million, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2014	2,400,253	$11.24	5.5	$71,640
Granted	103,643	45.27
Exercised	(173,842)	8.32
Canceled	(40,803)	24.18
Balance as of October 31, 2014	2,289,251	$12.77	5.3	$85,102
Vested and expected to vest as of October 31, 2014	2,261,137	$12.40	5.3	$84,889
Exercisable as of October 31, 2014	1,887,279	$6.78	5.3	$81,469

(1)
Aggregate intrinsic value represents the difference between the Company's closing stock prices of $49.94 and $40.50 on October 31, 2014 and July 31, 2014, respectively, and the exercise price of outstanding, in-the-money options.

The options exercisable as of October 31, 2014 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $6.7 million and $20.4 million for the three months ended October 31, 2014 and 2013, respectively. The weighted average grant date fair value of options granted was $20.53 and $21.99 for the three months ended October 31, 2014 and 2013, respectively.
Valuation of Awards
The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Three Months Ended October 31,
	2014	2013
Expected life (in years)	6.0	6.0
Risk-free interest rate	1.92%	1.96% - 2.03%
Expected volatility	45.1%	46.1% - 46.2%
Expected dividend yield	—%	—%
Common Stock Reserved for Issuance
As of October 31, 2014 and July 31, 2014, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, and 69,588,873 and 69,082,261 shares of common stock were issued and outstanding, respectively. As of October 31, 2014 and July 31, 2014, the Company had reserved shares of common stock for future issuance as follows:

	October 31, 2014	July 31, 2014
Exercise of stock options to purchase common stock	2,289,251	2,400,253
Vesting of restricted stock units	3,832,094	3,384,221
Shares available under stock plans	10,860,479	11,703,962
Total common stock reserved for issuance	16,981,824	17,488,436

7.	Income Taxes
The benefits from income taxes for the three months ended October 31, 2014 and 2013 were $0.6 million and $5.9 million, respectively. The change is primarily due to a smaller loss before income taxes in the current period, as compared to the same period a year ago. The effective tax rate of 17.0% for the three months ended October 31, 2014 differs from the statutory U.S. federal income tax rate of 35% mainly due to the benefit from incentive stock options tax deduction, permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and tax credits.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of October 31, 2014, U.S. income taxes were not provided for on the cumulative total of $23.6 million undistributed earnings from certain foreign subsidiaries. As of October 31, 2014, the unrecognized deferred tax liability for these earnings was approximately $3.0 million.
During the three months ended October 31, 2014, the change in unrecognized tax benefits from the beginning of the period was $0.2 million. Accordingly, as of October 31, 2014, the Company had unrecognized tax benefits of $4.3 million that, if recognized, would affect the Company’s effective tax rate.

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
The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
United States	$38,948	$37,226
Canada	8,387	9,224
Other Americas	1,858	1,819
Total Americas	49,193	48,269
United Kingdom	12,198	5,855
Other EMEA	11,789	7,991
Total EMEA	23,987	13,846
Total APAC	6,554	4,414
Total revenues	$79,734	$66,529
No country, other than those presented above, accounted for more than 10% of revenues during the three months ended October 31, 2014 and 2013.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	October 31, 2014	July 31, 2014
	(in thousands)
Americas	$24,493	$25,573
EMEA	1,549	950
APAC	643	728
Total	$26,685	$27,251

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
We see opportunities for orders from new customers, but our sales cycles remain long as customers are deliberate and the decision making process is long. We must also earn credibility as we expand our sales operations and enter new markets which involves extensive customer due diligence and reference checks. Finally, our new products are sold as complementary or adjacent to our InsuranceSuite which naturally limits the quantity of potential customers. We also see upsell opportunities with our existing customers for both InsuranceSuite and our newer products in data management, mobile and portals, and hosted analytic applications. We continue to invest in sales and marketing as well as our SI partnerships and we work to align with each insurer’s strategic goals in order to address any sales cycle risk.
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
To extend our technology leadership position in the global market, we continue to focus on product innovation through our investment in research and development. We continue to invest in Guidewire InsuranceSuite - PolicyCenter, ClaimCenter and BillingCenter. Further, we are also investing in new technologies and offerings, such as data management, mobile and portals, and hosted analytic applications. These investments complement Guidewire InsuranceSuite and enable our customers to accelerate the pace and impact of their transformational initiatives. New technology and product development is central to our core strategy and our commitment to our customers. Our product innovation strategy is critical to our growth and global expansion or otherwise responding to competitive pressures which could limit our ability to capture the global P&C market share. Our success depends on our continued ability to develop new or enhanced versions of our existing products to meet evolving customer requirements and enable successful transformations.
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

We face a number of risks in the execution of our strategy including expanding to new markets, lengthy sales cycles, intense competition in the global market, reliance on sales to a relatively small number of large customers, product development, customer buying patterns, and the overall adoption of our products. In response to these risks and factors as well as others we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing markets and new markets. Further, our sales investments also enable us to maintain a persistent, consultative relationship with our existing customers in order to sell new products and solutions. Our investments in technology and product development allow us to sell in more markets and address a broader spectrum of customer needs as they embark on transformational initiatives. We will also continue to invest in our consulting services and our SI partner ecosystem with a goal of ensuring that all customers are successful in their transformation journey.
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

	Four quarters ended
	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012
	(in thousands)
Term license revenues	$150,309	$139,902	$125,485	$115,144	$110,640	$112,863	$95,303	$92,792	$83,114
Maintenance revenues	44,768	41,888	39,836	38,510	37,830	37,561	35,548	34,207	31,802
Total four-quarter recurring revenues	$195,077	$181,790	$165,321	$153,654	$148,470	$150,424	$130,851	$126,999	$114,916

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
The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,997)	$(6,455)
Non-GAAP adjustments:
Benefit from income taxes	(612)	(5,899)
Other expense (income), net	483	(115)
Interest income, net	(512)	(158)
Depreciation and amortization	1,773	1,591
Stock-based compensation	11,988	9,186
Adjusted EBITDA	$10,123	$(1,850)
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash used in operations was $5.5 million and $14.6 million for the three months ended October 31, 2014 and 2013, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies;

•	Deferred revenues;

•	Stock-based compensation; and

•	Income taxes.
There were no significant changes in our critical accounting policies and estimates during the three months ended October 31, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 17, 2014 for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on September 17, 2014.

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Revenues:
License	$28,820	$18,870
Maintenance	12,520	9,639
Services	38,394	38,020
Total revenues	79,734	66,529
Cost of revenues:
License	1,082	846
Maintenance	2,242	1,782
Services	32,447	35,229
Total cost of revenues	35,771	37,857
Gross profit:
License	27,738	18,024
Maintenance	10,278	7,857
Services	5,947	2,791
Total gross profit	43,963	28,672
Operating expenses:
Research and development	20,310	17,527
Sales and marketing	17,529	15,673
General and administrative	9,762	8,099
Total operating expenses	47,601	41,299
Loss from operations	(3,638)	(12,627)
Interest income, net	512	158
Other income (expense), net	(483)	115
Loss before benefit from income taxes	(3,609)	(12,354)
Benefit from income taxes	(612)	(5,899)
Net loss (1)	$(2,997)	$(6,455)

	Three Months Ended October 31,
	2014	2013
	(percentage of total revenues)
Revenues:
License	36%	28%
Maintenance	16%	15%
Services	48%	57%
Total revenues	100%	100%
Cost of revenues:
License	1%	1%
Maintenance	3%	3%
Services	41%	53%
Total cost of revenues	45%	57%
Gross profit:
License	35%	27%
Maintenance	13%	12%
Services	7%	4%
Total gross profit	55%	43%
Operating expenses:
Research and development	26%	26%
Sales and marketing	22%	24%
General and administrative	12%	12%
Total operating expenses	60%	62%
Loss from operations	(5)%	(19)%
Interest income, net	1%	—%
Other income (expense), net	(1)%	—%
Loss before benefit from income taxes	(5)%	(19)%
Benefit from income taxes	(1)%	(9)%
Net loss	(4)%	(10)%

Revenues
Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended October 31,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$28,820	36%	$18,870	28%	$9,950	53%
Maintenance	12,520	16%	9,639	14%	2,881	30%
Services	38,394	48%	38,020	57%	374	1%
Total revenues	$79,734	100%	$66,529	99%	$13,205	20%

License Revenues

The $10.0 million increase in license revenues during the three months ended October 31, 2014 was primarily driven by increased adoption of our InsuranceSuite software, and increased sales and marketing efforts in North America and Europe.

	Three Months Ended October 31,
	2014		2013
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$28,787	100%	$18,380	97%	$10,407	57%
Perpetual	33	—%	490	3%	(457)	(93)%
Total license revenues	$28,820	100%	$18,870	100%	$9,950	53%

The $10.4 million increase in term license revenues during the three months ended October 31, 2014, was primarily driven by $3.1 million of revenues recognized from new orders or expanded orders from existing customers and $7.3 million of revenues recognized due to timing of invoicing and corresponding due dates, early payments made by our customers or other contractual terms that affected license revenue recognition from customer contracts.

The $0.5 million decrease in perpetual license revenues during the three months ended October 31, 2014 reflects a long term trend of our customers increasingly signing term license agreements.

Maintenance Revenues

The $2.9 million increase in maintenance revenues during the three month period ended October 31, 2014 reflects our growing customer base.

Services Revenues

The $0.4 million increase in services revenues during three months ended October 31, 2014 reflects our commitment to transfer an increasing portion of implementation effort to our system integrator partners, as their engagement levels continue to increase.

Deferred Revenues

	As of
	October 31, 2014	July 31, 2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$15,382	$19,295	$(3,913)	(20)%
Deferred maintenance revenues	22,950	28,702	(5,752)	(20)%
Deferred services revenues	8,540	7,335	1,205	16%
Total deferred revenues	$46,872	$55,332	$(8,460)	(15)%
The $3.9 million decrease in deferred license revenues compared to the prior year end was primarily driven by revenues recognized from existing orders which were partially offset by $0.7 million of deferred license billings for new orders during the three months ended October 31, 2014.
The $5.8 million decrease in deferred maintenance revenues compared to the prior year end was primarily driven by revenues recognized from existing orders in excess of new billings during the three months ended October 31, 2014. This decrease reflects the seasonal nature of the billing of maintenance revenues.
The $1.2 million increase in deferred services revenues compared to the prior year end was primarily driven by services billings deferred due to certain contractual terms during the three months ended October 31, 2014.
In the three months ended October 31, 2014, we recognized $3.8 million of revenues when contractual obligations related to project implementation milestones were met for a customer.

Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit

	Three Months Ended October 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$1,082	$846	$236	28%
Maintenance	2,242	1,782	460	26%
Services	32,447	35,229	(2,782)	(8)%
Total cost of revenues	$35,771	$37,857	$(2,086)	(6)%

Includes stock-based compensation of:
Cost of license revenues	$49	$45	$4
Cost of maintenance revenues	277	160	117
Cost of services revenues	3,513	2,714	799
Total	$3,839	$2,919	$920
The $2.1 million decrease in cost of revenues during the three months ended October 31, 2014 was primarily driven by a decrease in third-party consultant costs and billable expenses as a result of transferring portion of implementation effort to our system integrator partners. The decrease was partially offset by increases in stock-based compensation, and royalty expense for the usage of third-party licenses.

	Three Months Ended October 31,
	2014		2013		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$27,738	96%	$18,024	96%	$9,714	54%
Maintenance	10,278	82%	7,857	82%	2,421	31%
Services	5,947	15%	2,791	7%	3,156	113%
Total gross profit	$43,963	56%	$28,672	44%	$15,291	53%
The $15.3 million increase in gross profit during the three months ended October 31, 2014 was primarily due to increases in higher gross margin license and maintenance revenues as a percentage of total revenues and improvement in service revenue margin largely due to decreases in third-party consultant costs and billable expenses.

Operating Expenses

	Three Months Ended October 31,
	2014		2013
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$20,310	25%	$17,527	26%	$2,783	16%
Sales and marketing	17,529	22%	15,673	24%	1,856	12%
General and administrative	9,762	12%	8,099	12%	1,663	21%
Total operating expenses	$47,601	60%	$41,299	62%	$6,302	15%

Includes stock-based compensation of:
Research and development	$2,143		$1,995		$148
Sales and marketing	2,987		2,059		928
General and administrative	3,019		2,213		806
Total	$8,149		$6,267		$1,882

The $6.3 million increase in operating expenses during the three months ended October 31, 2014 was primarily driven by an increase of $3.1 million in personnel-related expenses as a result of 73 additional employees during the last twelve months to support the growth of our business, a $2.1 million increase in professional services, a $1.9 million increase in stock-based compensation, offset by a decrease of $1.0 million in travel and marketing expenses.

We expect all of our operating expense line items to increase in absolute dollars in future periods to support our future growth strategy.

Research and Development

The $2.8 million increase in research and development expenses during the three months ended October 31, 2014 was primarily due to an increase of $1.2 million in consulting expenses, an increase of $0.9 million in personnel-related expenses as a result of 38 additional employees during the last twelve months to support our continued development of new products and services and product improvements, an increase of $0.6 million in operational costs due to headcount increase.

Sales and Marketing

The $1.9 million increase in sales and marketing expenses during the three months ended October 31, 2014 was primarily due to a $1.4 million increase in personnel-related expenses as a result of 27 additional employees during the last twelve months to support our sales growth and marketing new products and services, a $0.9 million increase in stock-based compensation as a result of our increase in headcount and higher stock price, and an increase of $0.5 million in operational costs. These increases were offset by a $0.9 million decrease in employee travel costs and marketing programs largely due to timing of our annual user conference for fiscal year 2015 which occurred after October 31, 2014, while fiscal year 2014’s conference was held during the three months ended October 31, 2013.

General and Administrative

The $1.7 million increase in general and administrative expenses during the three months ended October 31, 2014 was primarily due to an increase of $1.0 million in professional services costs, a $0.8 million increase in personnel-related expenses as a result of 8 additional employees during the last twelve months, and a $0.8 million increase in stock-based compensation. These increases were offset by a decrease of $0.9 million in operational costs.
Other Income (Expense)

	Three Months Ended October 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$512	$158	$354	*
Other income (expense), net	(483)	115	(598)	*
Total	$29	$273	$(244)	*
* Not meaningful

Interest Income, Net

Interest income increased by $0.4 million during the three months ended October 31, 2014, primarily due to higher yields on our cash equivalents and investments and due to higher investment balances.

Other Income (Expense), Net

The $0.6 million decrease in other income (expense), net for the three months ended October 31, 2014 was primarily due to currency exchange loss on British Pound, Euro, Australia and Canadian Dollar, and Japanese Yen transactions during the three months ended October 31, 2014 compared to currency exchange gains on British Pound and Euro transactions in the same period a year ago.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	$(612)	$(5,899)	$5,287	*
* Not meaningful

The benefits from income taxes for the three months ended October 31, 2014 and 2013 were $0.6 million and $5.9 million, respectively. The change is primarily due to a smaller loss before income taxes in the current period, as compared to the same period a year ago. The effective tax rates of 17.0% for the three months ended October 31, 2014 differs from the statutory U.S. federal income tax rate of 35% mainly due to the benefit from incentive stock options tax deduction, permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and tax credits.
Liquidity and Capital Resources
On October 28, 2013, we received proceeds of approximately $389.9 million from our follow-on offering of common stock, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $0.4 million payable by the Company.
Cash flows used in operating activities were $5.5 million and $14.6 million during the three months ended October 31, 2014 and 2013, respectively. We had capital expenditures of $1.2 million for the three months ended October 31, 2014 and 2013. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. As of October 31, 2014 and July 31, 2014, we had $631.0 million and $647.8 million of cash, cash equivalents and investments, respectively, and working capital of $489.4 million and $421.0 million, respectively.
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
As of October 31, 2014, approximately $17.4 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(5,548)	$(14,583)
Net cash used in investing activities	(12,440)	(13,356)
Net cash provided by (used in) financing activities	(7,125)	384,735
Cash Flows from Operating Activities
Net cash provided by operating activities increased $9.0 million for the three months ended October 31, 2014 when compared to the three months ended October 31, 2013, primarily due to a $3.5 million decrease in net loss, a $5.2 million increase in deferred taxes, a $2.8 million increase in stock-based compensation expenses, other non-cash items of $1.1 million, and $0.2 million from depreciation and amortization. Changes in assets and liabilities used additional cash of $3.8 million due to decrease in deferred revenues of $10.5 million, decrease in accounts payable, accruals and other liabilities of $6.9 million, and decrease in prepaid and other assets of $2.1 million, offset by an increase of $15.7 million in accounts receivable in the three months ended October 31, 2014 compared to the three months ended October 31, 2013.
Cash Flows from Investing Activities
Our investing activities consist primarily of investment of excess cash and cash equivalents into short-term and long-term investments, as well as capital expenditures to purchase property and equipment.
Cash used in investing activities decreased $0.9 million for the three months ended October 31, 2014 when compared to the comparable period ended October 31, 2013, primarily due to increase in proceeds from sales and maturity of our available-for-sale securities.

Cash Flows from Financing Activities
Cash flows from financing activities decreased by $391.9 million for the three months ended October 31, 2014 when compared to the comparable period ended October 31, 2013. During the three months ended October 31, 2013, we received $389.9 million in net proceeds from our follow-on offering of common stock, after deducting underwriters’ discounts and commissions. Additionally, payments of taxes related to RSUs vesting increased by $1.3 million and proceeds from stock options exercises decreased by $0.6 million as we have granted more RSUs than stock options in recent years to employees.
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

Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of October 31, 2014.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of October 31, 2014 and July 31, 2014. Our cash, cash equivalents and investments as of October 31, 2014 and July 31, 2014 were $631.0 million and $647.8 million, respectively, consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British pound and Japanese yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a ten percent change in foreign exchange rates would not have a material impact on our results of operations. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
From time to time we are involved in legal proceedings that arise in the ordinary course of our business. Any such proceedings, whether meritorious or not, could be time consuming, costly, and result in the diversion of significant operational resources or management time.
Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any legal proceeding in which the outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business or financial position.

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
Certain of our solutions collect, process, store, and use transaction-level data aggregated across insurers using Guidewire’s common data model. Personal privacy has become a significant issue in the United States, Europe, and many other countries where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liability on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. Privacy concerns, whether valid or not, may also inhibit market adoption of our solutions in some situations, harming our growth. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations.
The costs of compliance with and other burdens imposed by privacy-related laws, regulations and standards may limit the use and adoption of our product solutions and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance.
Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our solutions.
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

ITEM 6.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	8-K	3.1	January 22, 2013
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	December 2, 2014	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Karen Blasing
Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)