Form 10-Q
period 2015-01-31
Guidewire Software, Inc.
filed 2015-03-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On January 31, 2015, the registrant had 70,161,817 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2015	July 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,224	$148,101
Short-term investments	420,161	296,231
Accounts receivable	61,797	49,839
Deferred tax assets, current	12,056	11,431
Prepaid expenses and other current assets	9,279	10,828
Total current assets	628,517	516,430
Long-term investments	81,779	203,449
Property and equipment, net	12,372	12,607
Intangible assets, net	4,719	5,439
Deferred tax assets, noncurrent	11,504	8,681
Goodwill	9,205	9,205
Other assets	924	1,416
TOTAL ASSETS	$749,020	$757,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,008	$7,030
Accrued employee compensation	20,875	34,912
Deferred revenues, current	51,181	48,937
Other current liabilities	5,085	4,507
Total current liabilities	84,149	95,386
Deferred revenues, noncurrent	1,290	6,395
Other liabilities	4,510	4,760
Total liabilities	89,949	106,541
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	640,573	629,076
Accumulated other comprehensive loss	(5,458)	(1,367)
Retained earnings	23,949	22,970
Total stockholders’ equity	659,071	650,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$749,020	$757,227
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Revenues:
License	$43,655	$35,215	$72,475	$54,085
Maintenance	12,163	9,890	24,683	19,529
Services	33,628	38,370	72,022	76,390
Total revenues	89,446	83,475	169,180	150,004
Cost of revenues: (1)
License	1,145	1,593	2,227	2,439
Maintenance	2,271	1,902	4,513	3,684
Services	30,664	32,672	63,111	67,901
Total cost of revenues	34,080	36,167	69,851	74,024
Gross profit: (1)
License	42,510	33,622	70,248	51,646
Maintenance	9,892	7,988	20,170	15,845
Services	2,964	5,698	8,911	8,489
Total gross profit	55,366	47,308	99,329	75,980
Operating expenses: (1)
Research and development	22,282	17,525	42,592	35,052
Sales and marketing	20,176	17,278	37,705	32,951
General and administrative	9,573	8,024	19,335	16,123
Total operating expenses	52,031	42,827	99,632	84,126
Income (loss) from operations	3,335	4,481	(303)	(8,146)
Interest income, net	495	346	1,007	504
Other income (expense), net	(861)	(58)	(1,344)	57
Income (loss) before income taxes (1)	2,969	4,769	(640)	(7,585)
Provision for (benefit from) income taxes (1)	(1,007)	1,437	(1,619)	(4,462)
Net income (loss) (1)	$3,976	$3,332	$979	$(3,123)
Net income (loss) per share: (1)
Basic	$0.06	$0.05	$0.01	$(0.05)
Diluted	$0.06	$0.05	$0.01	$(0.05)
Shares used in computing earnings (loss) per share: (1)
Basic	69,883,622	67,360,775	69,600,161	63,005,064
Diluted	72,056,861	70,904,255	71,914,972	63,005,064
(1) See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements for the fiscal year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K.

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Net income (loss) (1)	$3,976	$3,332	$979	$(3,123)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(2,949)	(783)	(4,218)	(312)
Unrealized gains on available-for-sale securities, net of tax of $64 and $15; $72 and $32	101	10	134	44
Reclassification adjustment for gains included in net income (loss)	(4)	(11)	(7)	(20)
Other comprehensive income (loss)	(2,852)	(784)	(4,091)	(288)
Comprehensive income (loss)	$1,124	$2,548	$(3,112)	$(3,411)
(1) See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements for the fiscal year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K.
See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) (1)	$979	$(3,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,621	3,208
Stock-based compensation (1)	25,486	21,325
Excess tax benefit from exercise of stock options and vesting of RSUs	—	(289)
Deferred taxes (1)	(3,459)	(5,936)
Other noncash items affecting net loss	2,884	1,139
Changes in operating assets and liabilities:
Accounts receivable	(12,775)	(16,118)
Prepaid expenses and other assets	1,727	1,103
Accounts payable	817	(443)
Accrued employee compensation	(13,215)	(4,937)
Other liabilities	457	(685)
Deferred revenues	(2,455)	10,485
Net cash provided by operating activities	4,067	5,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(236,841)	(354,101)
Sales and maturities of available-for-sale securities	231,895	110,228
Purchase of property and equipment	(3,651)	(2,581)
Acquisition of business, net of cash acquired	—	(95)
Net cash used in investing activities	(8,597)	(246,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	3,859	4,143
Taxes remitted on RSU awards vested	(17,848)	(15,198)
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commissions	—	389,949
Costs paid in connection with public offerings	—	(410)
Excess tax benefit from exercise of stock options and vesting of RSUs	—	289
Net cash provided by (used in) financing activities	(13,989)	378,773
Effect of foreign exchange rate changes on cash and cash equivalents	(4,358)	(91)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,877)	137,862
CASH AND CASH EQUIVALENTS—Beginning of period	148,101	79,767
CASH AND CASH EQUIVALENTS—End of period	$125,224	$217,629
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,521	$1,246
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$145	$313

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

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and Summary of Significant Accounting Policies and Estimates
Business
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides Internet-based software platforms for core insurance operations, including underwriting and policy administration, claim management and billing. The Company’s customers include insurance carriers for property and casualty and workers’ compensation insurance. The Company has wholly-owned subsidiaries in Australia, Canada, China, France, Germany, Hong Kong, Ireland, Italy, Japan, Poland, the United Kingdom and Switzerland.
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
No customer accounted for 10% or more of the Company’s revenues for the three and six months ended January 31, 2015 or 2014. One customer accounted for 10% or more of the Company’s total accounts receivable as of January 31, 2015 and July 31, 2014.
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
If reliable estimates of total project costs cannot be made or VSOE for maintenance has not been established and it is reasonably assured that no loss will be incurred under the arrangement, revenues are recognized pursuant to the zero gross margin method. Under this method, revenues recognized are limited to the costs incurred for the implementation services. When the zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, the Company switches to the percentage-of-completion method; resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. There were no such cumulative effect adjustments for revenues for the three and six months ended January 31, 2015 or 2014.
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

2.	Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$92,107	$52	$(3)	$92,156
Commercial paper	99,469	14	(11)	99,472
Corporate bonds	316,905	113	(53)	316,965
U.S. government bonds	20,767	28	—	20,795
Foreign government bonds	2,726	5	—	2,731
Money market funds	60,516	—	—	60,516
Certificates of deposit	6,703	—	(1)	6,702
Municipal debt securities	4,696	4	—	4,700
Total	$603,889	$216	$(68)	$604,037

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$94,048	$30	$(21)	$94,057
Asset-backed securities	1,363	—	(2)	1,361
Commercial paper	132,442	14	(4)	132,452
Corporate bonds	297,731	104	(182)	297,653
U.S. government bonds	17,991	3	(3)	17,991
Foreign government bonds	2,755	—	(1)	2,754
Certificates of deposit	6,709	—	(1)	6,708
Money market funds	53,959	—	—	53,959
Municipal debt securities	12,985	13	(1)	12,997
Total	$619,983	$164	$(215)	$619,932
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	January 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$23,768	$(11)	$—	$—	$23,768	$(11)
U. S. Agency Securities	11,373	(3)	—	—	11,373	(3)
Corporate bonds	122,288	(53)	—	—	122,288	(53)
Certificate of deposit	4,001	(1)	—	—	4,001	(1)
Total	$161,430	$(68)	$—	$—	$161,430	$(68)

As of January 31, 2015, the Company had 59 investments in an unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at January 31, 2015 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amounts of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were immaterial.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of January 31, 2015:

	Expected maturities for the quarter ending January 31,
	2016	2017	Total
	(in thousands)
U.S. agency securities	$63,296	$28,860	$92,156
Commercial paper	99,472	—	99,472
Corporate bonds	272,586	44,379	316,965
U.S. government bonds	14,986	5,809	20,795
Foreign government bonds	—	2,731	2,731
Money market funds	60,516	—	60,516
Certificates of deposit	6,702	—	6,702
Municipal debt securities	4,700	—	4,700
Total	$522,258	$81,779	$604,037

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
The Company did not have any Level 3 financial assets or liabilities as of January 31, 2015 or July 31, 2014.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of January 31, 2015 and July 31, 2014:

	January 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$41,581	$—	$41,581
Money market funds	60,516	—	—	60,516
Short-term investments:
U.S. agency securities	—	63,296	—	63,296
Commercial paper	—	57,891	—	57,891
Corporate bonds	—	272,586	—	272,586
U.S. government bonds	—	14,986	—	14,986
Municipal debt securities	—	4,700	—	4,700
Certificates of deposit	—	6,702	—	6,702
Long-term investments:
U.S. agency securities	—	28,860	—	28,860
U.S. government bonds	—	5,809	—	5,809
Corporate bonds	—	44,379	—	44,379
Foreign government bonds	—	2,731	—	2,731
Total assets	$60,516	$543,521	$—	$604,037

	July 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$66,293	$—	$66,293
Money market funds	53,959	—	—	53,959
Short-term investments:
U.S. agency securities	—	29,062	—	29,062
Asset-backed securities	—	1,361	—	1,361
Commercial paper	—	66,159	—	66,159
U. S. government bonds	—	9,995	—	9,995
Corporate bonds	—	172,648	—	172,648
Certificate of deposit	—	4,009	—	4,009
Municipal debt securities	—	12,997	—	12,997
Long-term investments:
U.S. agency securities	—	64,995	—	64,995
Certificate of deposit	—	2,699	—	2,699
Corporate bonds	—	125,005	—	125,005
U.S. government bonds	—	7,996	—	7,996
Foreign government bonds	—	2,754	—	2,754
Total assets	$53,959	$565,973	$—	$619,932

3.	Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following:

	January 31, 2015	July 31, 2014
	(in thousands)
Computer hardware	$12,577	$11,882
Software	4,666	4,605
Furniture and fixtures	3,017	2,732
Leasehold improvements	7,967	7,069
Total property and equipment	28,227	26,288
Less accumulated depreciation	(15,855)	(13,681)
Property and equipment, net	$12,372	$12,607
As of January 31, 2015 and July 31, 2014, no property and equipment was pledged as collateral against borrowings. Depreciation expense was $1.5 million and $2.9 million for the three and six months ended January 31, 2015, respectively, and $1.3 million and $2.5 million for the three and six months ended January 31, 2014, respectively.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill:

Total
(in thousands)
Goodwill, July 31, 2014	$9,205
Changes in carrying value	—
Goodwill, January 31, 2015	$9,205

Intangible assets consist of the following:

	January 31, 2015	July 31, 2014
Acquired technology:	(in thousands)
Cost	$7,200	$7,200
Accumulated amortization	(2,481)	(1,761)
Intangible assets, net	$4,719	$5,439
Amortization expense was $0.4 million and $0.7 million for the three and six months ended January 31, 2015, respectively, and $0.4 million and $0.7 million for the three and six months ended January 31, 2014, respectively. Estimated aggregate amortization expense for each of the next four fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2015 (remainder of fiscal year)	720
2016	1,440
2017	1,440
2018	1,119
Total	$4,719

Accrued Employee Compensation
Accrued employee compensation consists of the following:

	January 31, 2015	July 31, 2014
	(in thousands)
Accrued bonuses	$8,077	$19,213
Accrued commission	1,811	3,593
Accrued vacation	7,295	8,100
Accrued salaries, payroll taxes and benefits	3,692	4,006
Total	$20,875	$34,912
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the six months ended January 31, 2015 were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance as of July 31, 2014	$(1,310)	$(57)	$(1,367)
Other comprehensive gain (loss) before reclassification	(4,218)	206	(4,012)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	(7)	(7)
Tax effect	—	(72)	(72)
Balance as of January 31, 2015	$(5,528)	$70	$(5,458)

4.	Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and six months ended January 31, 2015 and 2014:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$3,976	$3,332	$979	$(3,123)
Net income (loss) per share:
Basic	$0.06	$0.05	$0.01	$(0.05)
Diluted	$0.06	$0.05	$0.01	$(0.05)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	69,883,622	67,360,775	69,600,161	63,005,064
Weighted average effect of dilutive stock options	1,264,242	2,073,035	1,321,308	—
Weighted average effect of dilutive restricted stock units	908,997	1,470,445	993,503	—
Diluted	72,056,861	70,904,255	71,914,972	63,005,064

The following outstanding shares of common stock equivalents were excluded from the computation of diluted income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Stock options to purchase common stock	302,569	226,542	296,894	3,433,537
Restricted stock units	2,250	141,626	28,611	4,561,515

5.	Commitments and Contingencies
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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.6 million and $3.2 million for the three and six months ended January 31, 2015, respectively, and $1.4 million and $2.9 million for the three and six months ended January 31, 2014, respectively.

Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments and prepayments as of January 31, 2015 and July 31, 2014, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.7 million as of January 31, 2015) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of January 31, 2015 or July 31, 2014.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of January 31, 2015 or July 31, 2014. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Stock-based compensation expenses:	(in thousands)
Cost of license	$55	$51	$104	$96
Cost of maintenance revenues	309	201	586	361
Cost of services revenues	3,878	3,120	7,391	5,834
Research and development	2,662	2,402	4,805	4,397
Sales and marketing	3,442	3,790	6,429	5,849
General and administrative	3,152	2,575	6,171	4,788
Total stock-based compensation expenses	$13,498	$12,139	$25,486	$21,325

As of January 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of January 31, 2015
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$104,415	2.5
Stock options	6,046	2.2
	$110,461

RSUs

RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2014	3,384,221	$30.70
Granted	1,208,223	45.78
Released	(1,053,907)	23.27
Canceled	(204,006)	34.28
Balance as of January 31, 2015	3,334,531	$38.29

The fair value of RSUs released was $25.4 million and $49.2 million during the three and six months ended January 31, 2015, respectively, and $23.1 million and $43.6 million during the three and six months ended January 31, 2014, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2014	2,400,253	$11.24	5.5	$71,640
Granted	103,643	45.27
Exercised	(408,471)	9.45
Canceled	(40,803)	24.18
Balance as of January 31, 2015	2,054,622	$13.05	5.2	$76,128
Vested and expected to vest as of January 31, 2015	2,033,105	$12.74	5.1	$75,968
Exercisable as of January 31, 2015	1,702,642	$7.27	5.2	$72,925

(1)
Aggregate intrinsic value represents the difference between the Company's closing stock prices of $50.10 and $40.50 on January 31, 2015 and July 31, 2014, respectively, and the exercise price of outstanding, in-the-money options.

The options exercisable as of January 31, 2015 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $9.3 million and $16.0 million for the three and six months ended January 31, 2015, respectively, and $28.5 million and $48.9 million for the three and six months ended January 31, 2014, respectively. There were no options granted during the three months ended January 31, 2015. The weighted average grant date fair value of options granted was $20.53 for the six months ended January 31, 2015, and $19.52 and $21.26 for the three and six months ended January 31, 2014, respectively.
Valuation of Awards
The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Expected life (in years)	*	5.0 - 6.1	6.0	5.0 - 6.1
Risk-free interest rate	*	1.5% - 1.9%	1.92%	1.5% - 2.0%
Expected volatility	*	41.3% - 45.8%	45.1%	41.3% - 46.2%
Expected dividend yield	*	—%	—%	—%
* There were no options granted during the three months ended January 31, 2015.
Common Stock Reserved for Issuance
As of January 31, 2015 and July 31, 2014, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, and 70,161,817 and 69,082,261 shares of common stock were issued and outstanding, respectively. As of January 31, 2015 and July 31, 2014, the Company had reserved shares of common stock for future issuance as follows:

	January 31, 2015	July 31, 2014
Exercise of stock options to purchase common stock	2,054,622	2,400,253
Vesting of restricted stock units	3,334,531	3,384,221
Shares available under stock plans	14,523,410	11,703,962
Total common stock reserved for issuance	19,912,563	17,488,436

7.	Income Taxes
The Company recognized income tax benefits of $1.0 million and $1.6 million for the three and six months ended January 31, 2015, respectively, and recognized an income tax provision of $1.4 million for the three months ended January 31, 2014 and an income tax benefit of $4.5 million for the six months ended January 31, 2014. The change for the three months ended January 31, 2015 is primarily due to a decrease in profitability. The change for the six months ended January 31, 2015 is primarily due to an increase in profitability, as compared to the same periods a year ago. On December 19, 2014, President Obama signed H.R.5771, The Tax Increase Prevention Act, extending the federal research and development ("R&D") credit through December 31, 2014. For the three and six months ended January 31, 2015, a tax benefit of $1.2 million was recorded for federal R&D credits for the period from January 1, 2014 through July 31, 2014. The effective tax rate of (33.9)% and 253.0% for the three and six months ended January 31, 2015 differs from the statutory U.S. federal income tax rate of 35% mainly due to the benefit from incentive stock options tax deduction, permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and R&D credits.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of January 31, 2015, U.S. income taxes were not provided for on the cumulative total of $22.3 million undistributed earnings from certain foreign subsidiaries. As of January 31, 2015, the unrecognized deferred tax liability for these earnings was approximately $2.9 million.
During the six months ended January 31, 2015, the change in unrecognized tax benefits from the beginning of the period was $1.3 million. Accordingly, as of January 31, 2015, the Company had unrecognized tax benefits of $5.1 million that, if recognized, would affect the Company’s effective tax rate.

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
The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
United States	$43,928	$40,707	$82,876	$77,933
Canada	10,830	11,731	19,217	20,955
Other Americas	2,755	3,420	4,613	5,239
Total Americas	57,513	55,858	106,706	104,127
United Kingdom	11,815	14,799	24,013	20,654
Other EMEA	8,838	8,034	20,627	16,025
Total EMEA	20,653	22,833	44,640	36,679
Total APAC	11,280	4,784	17,834	9,198
Total revenues	$89,446	$83,475	$169,180	$150,004
No country, other than those presented above, accounted for more than 10% of revenues during the three and six months ended January 31, 2015 and 2014.

The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	January 31, 2015	July 31, 2014
	(in thousands)
Americas	$23,540	$25,573
EMEA	2,208	950
APAC	548	728
Total	$26,296	$27,251

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

	Four quarters ended
	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
	(in thousands)
Term license revenues	$157,542	$150,309	$139,902	$125,485	$115,144	$110,640	$112,863	$95,303	$92,792
Maintenance revenues	47,041	44,768	41,888	39,836	38,510	37,830	37,561	35,548	34,207
Total four-quarter recurring revenues	$204,583	$195,077	$181,790	$165,321	$153,654	$148,470	$150,424	$130,851	$126,999

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
The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$3,976	$3,332	$979	$(3,123)
Non-GAAP adjustments:
Provision for (benefit from) income taxes	(1,007)	1,437	(1,619)	(4,462)
Interest income	495	346	1,007	504
Other expense (income), net	(861)	(58)	(1,344)	57
Depreciation and amortization	1,848	1,617	3,621	3,208
Stock-based compensation	13,498	12,139	25,486	21,325
Adjusted EBITDA	$17,949	$18,813	$28,130	$17,509
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash provided by operations was $4.1 million and $5.7 million for the six months ended January 31, 2015 and 2014, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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
There were no significant changes in our critical accounting policies and estimates during the six months ended January 31, 2015. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 17, 2014 for a more complete discussion of our critical accounting policies and estimates.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Revenues:
License	$43,655	$35,215	$72,475	$54,085
Maintenance	12,163	9,890	24,683	19,529
Services	33,628	38,370	72,022	76,390
Total revenues	89,446	83,475	169,180	150,004
Cost of revenues:
License	1,145	1,593	2,227	2,439
Maintenance	2,271	1,902	4,513	3,684
Services	30,664	32,672	63,111	67,901
Total cost of revenues	34,080	36,167	69,851	74,024
Gross profit:
License	42,510	33,622	70,248	51,646
Maintenance	9,892	7,988	20,170	15,845
Services	2,964	5,698	8,911	8,489
Total gross profit	55,366	47,308	99,329	75,980
Operating expenses:
Research and development	22,282	17,525	42,592	35,052
Sales and marketing	20,176	17,278	37,705	32,951
General and administrative	9,573	8,024	19,335	16,123
Total operating expenses	52,031	42,827	99,632	84,126
Income (loss) from operations	3,335	4,481	(303)	(8,146)
Interest income, net	495	346	1,007	504
Other income (expense), net	(861)	(58)	(1,344)	57
Income (loss) before income taxes	2,969	4,769	(640)	(7,585)
Provision for (benefit from) income taxes	(1,007)	1,437	(1,619)	(4,462)
Net income (loss)	$3,976	$3,332	$979	$(3,123)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(percentage of total revenues)
Revenues:
License	49%	42%	43%	36%
Maintenance	14%	12%	15%	13%
Services	37%	46%	42%	51%
Total revenues	100%	100%	100%	100%
Cost of revenues:
License	1%	2%	1%	2%
Maintenance	3%	2%	3%	2%
Services	34%	39%	37%	45%
Total cost of revenues	38%	43%	41%	49%
Gross profit:
License	48%	40%	42%	34%
Maintenance	11%	10%	12%	11%
Services	3%	7%	5%	6%
Total gross profit	62%	57%	59%	51%
Operating expenses:
Research and development	25%	21%	25%	23%
Sales and marketing	22%	21%	22%	22%
General and administrative	11%	9%	12%	11%
Total operating expenses	58%	51%	59%	56%
Income (loss) from operations	4%	6%	—%	(5)%
Interest income, net	—%	—%	1%	—%
Other income (expense), net	(1)%	—%	(1)%	—%
Income (loss) before income taxes	3%	6%	—%	(5)%
Provision for (benefit from) income taxes	(1)%	2%	(1)%	(3)%
Net income (loss)	4%	4%	1%	(2)%

Revenues
We derive our revenues from our software licensing fees, maintenance support, and professional services, principally consisting of software implementation and training services. Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended January 31,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$43,655	49%	$35,215	42%	$8,440	24%
Maintenance	12,163	14%	9,890	12%	2,273	23%
Services	33,628	37%	38,370	46%	(4,742)	(12)%
Total revenues	$89,446	100%	$83,475	100%	$5,971	7%

	Six Months Ended January 31,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$72,475	43%	$54,085	36%	$18,390	34%
Maintenance	24,683	15%	19,529	13%	5,154	26%
Services	72,022	42%	76,390	51%	(4,368)	(6)%
Total revenues	$169,180	100%	$150,004	100%	$19,176	13%

License Revenues

The $8.4 million and $18.4 million increase in license revenues during the three and six months ended January 31, 2015, respectively, was primarily driven by increased adoption of our InsuranceSuite software and expansion in the international markets.

	Three Months Ended January 31,
	2015		2014
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$41,236	94%	$34,004	97%	$7,232	21%
Perpetual	2,419	6%	1,211	3%	1,208	100%
Total license revenues	$43,655	100%	$35,215	100%	$8,440	24%

	Six Months Ended January 31,
	2015		2014
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$70,023	97%	$52,385	97%	$17,638	34%
Perpetual	2,452	3%	1,700	3%	752	44%
Total license revenues	$72,475	100%	$54,085	100%	$18,390	34%

The $7.2 million increase in term license revenues during the three months ended January 31, 2015 was primarily driven by $6.8 million of revenues recognized from new orders or expanded orders from existing customers and $0.4 million of revenues recognized due to timing of invoicing and corresponding due dates, early payments made by our customers or other contractual terms that affected license revenue recognition from customer contracts.

The $17.6 million increase in term license revenues during the six months ended January 31, 2015 was driven by $9.9 million of revenues recognized from new orders or expanded orders from existing customers and $7.7 million of revenues recognized due to timing of invoicing and corresponding due dates, early payments made by our customers or other contractual terms that affected license revenue recognition from customer contracts.

The $1.2 million and $0.8 million increases in perpetual license revenues during the three and six months ended January 31, 2015, respectively, were primarily driven by one customer electing to convert from term to perpetual license. Perpetual license revenues were insignificant compared to term license revenues and reflect a long term trend of our customers increasingly signing term license agreements.

We expect that our license revenues will continue to grow in absolute dollars and as a percentage of total revenues on an annual basis. However, we expect volatility across quarters for our license revenues as a percentage of total revenues due to the timing of annual billings, timing of perpetual license sales and the exercise of perpetual buyout rights in term licenses.

Maintenance Revenues

The $2.3 million and $5.2 million increases in maintenance revenues during the three and six months ended January 31, 2015, respectively, reflect our growing customer base and increased license revenues.

We expect that our maintenance revenues will continue to grow along with the increase in license revenue and penetration of our customer base.

Services Revenues

The $4.7 million and $4.4 million decreases in services revenues during the three and six months ended January 31, 2015, respectively, were due to completion of a number of major implementation projects and engaging more heavily with our system integrator partners on new contracts.

We expect our services revenues to decrease as a percentage of total revenues as we continue to expand our network of third-party system integrators with whom our customers can contract for services related to our products.

Deferred Revenues

	As of
	January 31, 2015	July 31, 2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$18,508	$19,295	$(787)	(4)%
Deferred maintenance revenues	26,484	28,702	(2,218)	(8)%
Deferred services revenues	7,479	7,335	144	2%
Total deferred revenues	$52,471	$55,332	$(2,861)	(5)%
The $0.8 million decrease in deferred license revenues compared to the prior year end was primarily driven by a net of $1.7 million revenues recognized from existing orders, offset by $0.9 million of deferred license billings for new orders during the six months ended January 31, 2015.
The $2.2 million decrease in deferred maintenance revenues compared to the prior year end was primarily driven by revenues recognized from existing orders in excess of new billings during the six months ended January 31, 2015. This decrease reflects the seasonal nature of the billing of maintenance revenues.
The $0.1 million increase in deferred services revenues compared to the prior year end was primarily driven by $2.0 million services billings deferred due to certain contractual terms, offset by $1.9 million services revenue recognized for one customer that was previously subject to refund in the event of nonperformance of certain project implementation milestones during the six months ended January 31, 2015.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and changes in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit
Our cost of revenues and gross profit are variable and depend on the type of revenues earned in each period. Our cost of license revenues is primarily comprised of royalty fees paid to third parties and fulfillment services personnel costs. Our cost of maintenance revenues is comprised of personnel-related expenses for our technical support team, including stock-based compensation and allocated overhead. Our cost of services revenues is primarily comprised of personnel-related expenses for our professional service employees and contractors, including stock-based compensation, travel-related costs and allocated overhead.
We allocate overhead such as IT support, facility, and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense category.

	Three Months Ended January 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$1,145	$1,593	$(448)	(28)%
Maintenance	2,271	1,902	369	19%
Services	30,664	32,672	(2,008)	(6)%
Total cost of revenues	$34,080	$36,167	$(2,087)	(6)%

Includes stock-based compensation of:
Cost of license revenues	$55	$51	$4	8%
Cost of maintenance revenues	309	201	108	54%
Cost of services revenues	3,878	3,120	758	24%
Total	$4,242	$3,372	$870	26%

	Six Months Ended January 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$2,227	$2,439	$(212)	(9)%
Maintenance	4,513	3,684	829	23%
Services	63,111	67,901	(4,790)	(7)%
Total cost of revenues	$69,851	$74,024	$(4,173)	(6)%

Includes stock-based compensation of:
Cost of license revenues	$104	$96	$8	8%
Cost of maintenance revenues	586	361	225	62%
Cost of services revenues	7,391	5,834	1,557	27%
Total	$8,081	$6,291	$1,790	28%
The $2.1 million decrease in cost of revenues during the three months ended January 31, 2015 was primarily driven by a decrease of $3.3 million in third-party consultant costs and billable expenses and a decrease of $0.5 million in royalty expense, offset by an increase of $0.9 million in stock-based compensation and an increase of $0.7 million in allocated overhead. The decrease in consultant costs and billable expenses was due to completion of a few large implementation projects and our efforts to transfer a portion of the implementation work to our system integrator partners. The decrease in royalty expense was due to lower royalty rate and a change in product mix. The increase in stock-based compensation expense was primarily from the issuance of annual employee equity awards. The increase in allocated overhead costs was due to higher IT support, facility costs, and other administrative costs. Our cost of revenues headcount was 526 at January 31, 2015 compared with 512 at January 31, 2014. The increase in headcount was primarily attributable to hiring in our international locations as we expand our global operations, and most of the increases occurred at latter part of the three months ended January 31, 2015.
The $4.2 million decrease in cost of revenues during the six months ended January 31, 2015 was primarily driven by a decrease of $5.6 million in third-party consultant costs and billable expenses, a decrease of $1.2 million in personnel-related expenses, and a decrease of $0.3 million in royalty expense, offset by an increase of $1.8 million in stock-based compensation and an increase of $1.2 million in allocated overhead. The decrease in consultant costs and billable expenses was due to completion of a few large implementation projects and our efforts to transfer a portion of the implementation work to our system integrator partners. The decrease in personnel-related expenses was due to lower average compensation per headcount as the headcount growth was mostly in our international locations. The decrease in royalty expense was due to lower royalty rate and a change in product mix. The increase in stock-based compensation expense was primarily from the issuance of annual employee equity awards. The increase in allocated overhead costs was due to higher IT support, facility costs, and other administrative costs.

	Three Months Ended January 31,
	2015		2014		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$42,510	97%	$33,622	95%	$8,888	26%
Maintenance	9,892	81%	7,988	81%	1,904	24%
Services	2,964	9%	5,698	15%	(2,734)	(48)%
Total gross profit	$55,366	62%	$47,308	57%	$8,058	17%

	Six Months Ended January 31,
	2015		2014		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$70,248	97%	$51,646	95%	$18,602	36%
Maintenance	20,170	82%	15,845	81%	4,325	27%
Services	8,911	12%	8,489	11%	422	5%
Total gross profit	$99,329	59%	$75,980	51%	$23,349	31%

The $8.1 million and $23.3 million increases in gross profit during the three and six months ended January 31, 2015 were primarily due to product mix, resulting in increases in higher gross margin license and maintenance revenues as a percentage of total revenues.
We expect our quarterly gross margin to vary in percentage terms as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest components of our operating expenses are personnel-related expenses for our employees, including stock-based compensation, and, to a lesser extent, professional services costs, rent and facility costs.

	Three Months Ended January 31,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$22,282	25%	$17,525	21%	$4,757	27%
Sales and marketing	20,176	22%	17,278	21%	2,898	17%
General and administrative	9,573	11%	8,024	9%	1,549	19%
Total operating expenses	$52,031	58%	$42,827	51%	$9,204	21%

Includes stock-based compensation of:
Research and development	$2,662	3%	$2,402	3%	$260	11%
Sales and marketing	3,442	4%	3,790	5%	(348)	(9)%
General and administrative	3,152	4%	2,575	3%	577	22%
Total	$9,256		$8,767		$489

	Six Months Ended January 31,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$42,592	25%	$35,052	23%	$7,540	22%
Sales and marketing	37,705	22%	32,951	22%	4,754	14%
General and administrative	19,335	12%	16,123	11%	3,212	20%
Total operating expenses	$99,632	59%	$84,126	56%	$15,506	18%

Includes stock-based compensation of:
Research and development	$4,805	3%	$4,397	3%	$408	9%
Sales and marketing	6,429	4%	5,849	4%	580	10%
General and administrative	6,171	4%	4,788	3%	1,383	29%
Total	$17,405		$15,034		$2,371

The $9.2 million increase in operating expenses during the three months ended January 31, 2015 was driven by an increase of $3.7 million in personnel-related expenses, an increase of $2.1 million in professional services, an increase of $1.8 million in travel and marketing expenses, an increase of $1.1 million in IT support, facility, and other administrative costs, and an increase of $0.5 million in stock-based compensation.

The $15.5 million increase in operating expenses during the six months ended January 31, 2015 was driven by an increase of $6.9 million in personnel-related expenses, an increase of $4.2 million in professional services, an increase of $2.4 million in stock-based compensation, an increase of $1.1 million in IT support, facility, and other administrative costs, and an increase of $0.9 million in travel and marketing expenses.

Research and Development

Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including stock-based compensation and allocated overhead, as well as professional services costs and engineering costs.

The $4.8 million increase in research and development expenses during the three months ended January 31, 2015 was primarily due to an increase of $2.1 million in personnel-related expenses, an increase of $1.2 million in consulting expenses, an increase of $0.8 million in allocated overhead, an increase of $0.3 million in stock-based compensation expense, and an increase of $0.3 million in recruiting and training expenses. Our research and development headcount was 361 at January 31, 2015 compared with 305 at January 31, 2014, resulting in higher compensation expense, including stock-based compensation, higher recruiting and training expenses, and higher allocated overhead. The increase in consulting expenses was due to an increase in new product enhancements and project developments.

The $7.5 million increase in research and development expenses during the six months ended January 31, 2015 was primarily due to an increase of $3.0 million in personnel-related expenses, an increase of $2.4 million in consulting expenses, an increase of $1.4 million in allocated overhead, an increase of $0.4 million in stock-based compensation expense, and an increase of $0.3 million in recruiting and training expenses. The increases in personnel-related expenses, stock-based compensation expense, recruiting and training expenses and allocated overhead were due to an increase in headcount. The increase in consulting expenses was due to an increase in new product enhancements and projects developments.

We expect our research and development expenses to continue to increase in absolute dollars as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of costs incurred for personnel-related expenses for our sales and marketing employees, including stock-based compensation and allocated overhead, as well as commission payments to our sales employees, sales travel expenses and professional services for marketing costs.

The $2.9 million increase in sales and marketing expenses during the three months ended January 31, 2015 was primarily due to an increase of $1.6 million in marketing events and programs, an increase of $0.9 million in personnel-related expenses and an increase of $0.5 million in allocated overhead. The increase in marketing expenses was largely due to timing of our annual user conferences for fiscal year 2015 which occurred during the second fiscal quarter ended January 31, 2015, while fiscal year 2014’s conferences were held during the first fiscal quarter of 2014. Our sales and marketing headcount was 224 at January 31, 2015 compared with 204 at January 31, 2014, resulting in higher compensation expense and higher allocated overhead.

The $4.8 million increase in sales and marketing expenses during the six months ended January 31, 2015 was primarily due to an increase of $2.3 million in personnel-related expenses, an increase of $0.7 million in employee travel costs and marketing programs, an increase of $0.6 million in stock-based compensation expense, and an increase of $1.0 million in allocated overhead. The increases in personnel-related expenses, stock-based compensation expense and allocated overhead were due to an increase in headcount. The increase in travel expenses was due to an increase in sales and marketing activities and an increase in headcount.

We expect our sales and marketing expenses to continue to increase in absolute dollars as we continue to increase our sales and marketing activities to support business growth.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation, as well as professional services and facility costs related to our executive, finance, human resources, information technology, corporate development and legal functions.

The $1.5 million increase in general and administrative expenses during the three months ended January 31, 2015 was primarily due to an increase of $1.4 million in IT support, facility, and other administrative costs, an increase of $0.8 million in professional services costs, an increase of $0.8 million in personnel-related expenses, and an increase of $0.6 million in stock-based compensation, offset by a higher allocation of $2.0 million in expenses to other functional departments. The increase in professional services costs was due to more initiatives and projects to support business growth and headcount increase. Our general and administrative headcount was 127 at January 31, 2015 compared with 118 at January 31, 2014, resulting in higher compensation expense, including stock-based compensation, and higher allocated overhead.

The $3.2 million increase in general and administrative expenses during the six months ended January 31, 2015 was primarily due to an increase of $1.9 million in IT support, facility, and other administrative costs, an increase of $1.7 million in professional services costs, an increase of $1.6 million in personnel-related expenses, and an increase of $1.4 million in stock-based compensation, partially offset by a higher allocation of $3.5 million in expenses to other functional departments. The increase in IT support, facility, and other administrative costs was due to business growth and headcount increases. The increase in professional services costs was due to more initiatives and projects to support the business growth. The increases in personnel-related expenses, stock based compensation expense and allocated overhead were due to an increase in headcount.

We expect our general and administrative expense to continue to increase in absolute dollars due to increases in personnel costs and infrastructure costs to support the growth of our business.
Other Income (Expense)

	Three Months Ended January 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$495	$346	$149	*
Other income (expense), net	(861)	(58)	(803)	*
Total	$(366)	$288	$(654)	*
* Not meaningful

	Six Months Ended January 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$1,007	$504	$503	*
Other income (expense), net	(1,344)	57	(1,401)	*
Total	$(337)	$561	$(898)	*
* Not meaningful

Interest Income, Net

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income increased by $0.1 million and $0.5 million during the three and six months ended January 31, 2015, respectively, primarily due to higher yields on our cash equivalents and investments as well as higher investment balances.

Other Income (Expense), Net

Other income (expense), net consists primarily of fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

The $0.8 million and $1.4 million increase in other expense for the three and six months ended January 31, 2015, respectively, was primarily from currency exchange loss on British Pound, Euro, Australia and Canadian Dollar, and Japanese Yen transactions during the three and six months ended January 31, 2015 due to a stronger U.S. dollar against these currencies.

Provision for (Benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended January 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(1,007)	$1,437	$(2,444)	*
* Not meaningful

	Six Months Ended January 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(1,619)	$(4,462)	$2,843	*
* Not meaningful
We recognized income tax benefits of $1.0 million and $1.6 million for the three and six months ended January 31, 2015, respectively, and recognized an income tax provision of $1.4 million for the three months ended January 31, 2014 and an income tax benefit of $4.5 million for the six months ended January 31, 2014. The change for the three months ended January 31, 2015 was primarily due to a decrease in profitability. The change for the six months ended January 31, 2015 was primarily due to an increase in profitability, as compared to the same periods a year ago. On December 19, 2014, President Obama signed H.R.5771, The Tax Increase Prevention Act, extending the federal research and development ("R&D") credit through December 31, 2014. For the three and six months ended January 31, 2015, a tax benefit of $1.2 million was recorded for federal R&D credit for the period from January 1, 2014 through July 31, 2014. The effective tax rate of (33.9)% and 253.0% for the three and six months ended January 31, 2015 differs from the statutory U.S. federal income tax rate of 35% mainly due to the benefit from incentive stock options tax deduction, permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and R&D credits.

Liquidity and Capital Resources
On October 28, 2013, we received proceeds of approximately $389.9 million from our follow-on offering of common stock, net of underwriters’ discounts and commissions, but before deduction of offering costs of approximately $0.4 million payable by the Company.
Cash flows provided by operating activities were $4.1 million and $5.7 million during the six months ended January 31, 2015 and 2014, respectively. We had capital expenditures of $3.7 million and $2.6 million for the six months ended January 31, 2015 and 2014, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements. As of January 31, 2015 and July 31, 2014, we had $627.2 million and $647.8 million of cash, cash equivalents and investments, respectively, and working capital of $544.4 million and $421.0 million, respectively.
Our cash flows from operations are significantly impacted by timing of revenues, bonus payments and collections of accounts receivable, as well as by changes in deferred taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased orders in our fourth fiscal quarter. As such, we believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.
As of January 31, 2015, approximately $15.3 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended January 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$4,067	$5,729
Net cash used in investing activities	(8,597)	(246,549)
Net cash provided by (used in) financing activities	(13,989)	378,773
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $1.7 million for the six months ended January 31, 2015 when compared to the six months ended January 31, 2014, primarily due to a $14.8 million decrease from change in assets and liabilities. This decrease was offset by a $4.1 million increase in net income, a $2.5 million increase in deferred taxes, a $4.2 million increase in stock-based compensation expenses, a $1.7 million increase in other non-cash items, and a $0.4 million increase in depreciation and amortization. The decrease from changes in assets and liabilities was due to a decrease in deferred revenues of $12.9 million, a decrease in accounts payable, accruals and other liabilities of $5.8 million, offset by an increase of $3.3 million in accounts receivable fluctuation and an increase of $0.6 million in prepaid and other assets fluctuation in the six months ended January 31, 2015 compared to the six months ended January 31, 2014. Decrease in deferred revenues was due to higher revenues recognized in the six months ended January 31, 2015. Decrease in accounts payable, accruals and other liabilities was due to higher bonuses and commissions payments in the six months ended January 31, 2015 as compared to the same period a year ago. Increase in accounts receivable was attributable to growth in revenues. Increase in prepaid and other assets was due to overall business growth resulting in more prepaid expense items.
Cash Flows from Investing Activities
Our investing activities consist primarily of investment of excess cash and cash equivalents into short-term and long-term investments, as well as capital expenditures to purchase property and equipment.

Cash used in investing activities decreased $238.0 million for the six months ended January 31, 2015, primarily due to a $121.7 million increase in proceeds from sales and maturity of our available-for-sale securities and a $117.3 million decrease in purchases of available-for-sale securities, as compared to the comparable period ended January 31, 2014 when we invested excess cash into available-for-sale securities from our follow-on public offering.

Cash Flows from Financing Activities
Cash flows from financing activities decreased by $392.8 million for the six months ended January 31, 2015 when compared to the comparable period ended January 31, 2014. During the six months ended January 31, 2014, we received $389.9 million in net proceeds from our follow-on offering of common stock, after deducting underwriters’ discounts and commissions. Additionally, in the current period, payments of taxes related to RSUs vesting increased by $2.7 million and proceeds from stock options exercises decreased by $0.3 million as we have granted more RSUs than stock options in recent years to employees.
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
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of January 31, 2015.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of January 31, 2015 and July 31, 2014. Our cash, cash equivalents and investments as of January 31, 2015 and July 31, 2014 were $627.2 million and $647.8 million, respectively, consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound and Japanese Yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended January 31, 2015, we experienced six to twelve percent fluctuations in exchange rates in Euro, British Pound, Australia, Canadian dollar and Japanese Yen and as a result, recorded a foreign currency loss of $0.9 million in our net income. We will continue to experience fluctuations in foreign currency exchange rates, however, we believe that a ten percent change in foreign exchange rates would not have a material impact on our results of operations. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

Date:	March 2, 2015	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Karen Blasing
Karen Blasing
Chief Financial Officer (Principal Financial and Accounting Officer)