Form 10-Q
period 2015-04-30
Guidewire Software, Inc.
filed 2015-06-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On April 30, 2015, the registrant had 70,548,368 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2015	July 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,942	$148,101
Short-term investments	393,051	296,231
Accounts receivable	59,554	49,839
Deferred tax assets, current	12,015	11,431
Prepaid expenses and other current assets	12,770	10,828
Total current assets	634,332	516,430
Long-term investments	93,824	203,449
Property and equipment, net	12,427	12,607
Intangible assets, net	4,359	5,439
Deferred tax assets, noncurrent	15,936	8,681
Goodwill	9,205	9,205
Other assets	817	1,416
TOTAL ASSETS	$770,900	$757,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,205	$7,030
Accrued employee compensation	25,409	34,912
Deferred revenues, current	62,016	48,937
Other current liabilities	5,730	4,507
Total current liabilities	103,360	95,386
Deferred revenues, noncurrent	1,812	6,395
Other liabilities	4,381	4,760
Total liabilities	109,553	106,541
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	645,349	629,076
Accumulated other comprehensive loss	(4,971)	(1,367)
Retained earnings	20,962	22,970
Total stockholders’ equity	661,347	650,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$770,900	$757,227
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Revenues:
License	$33,302	$31,927	$105,777	$86,012
Maintenance	12,183	10,440	36,866	29,969
Services	39,955	39,668	111,977	116,058
Total revenues	85,440	82,035	254,620	232,039
Cost of revenues: (1)
License	1,184	849	3,411	3,288
Maintenance	2,299	2,133	6,812	5,817
Services	34,421	33,293	97,532	101,194
Total cost of revenues	37,904	36,275	107,755	110,299
Gross profit: (1)
License	32,118	31,078	102,366	82,724
Maintenance	9,884	8,307	30,054	24,152
Services	5,534	6,375	14,445	14,864
Total gross profit	47,536	45,760	146,865	121,740
Operating expenses: (1)
Research and development	24,575	19,761	67,167	54,813
Sales and marketing	18,801	16,735	56,506	49,686
General and administrative	10,860	9,117	30,195	25,240
Total operating expenses	54,236	45,613	153,868	129,739
Income (loss) from operations	(6,700)	147	(7,003)	(7,999)
Interest income, net	636	415	1,643	919
Other income (expense), net	77	115	(1,267)	172
Income (loss) before income taxes (1)	(5,987)	677	(6,627)	(6,908)
Provision for (benefit from) income taxes (1)	(3,000)	2,590	(4,619)	(1,872)
Net loss (1)	$(2,987)	$(1,913)	$(2,008)	$(5,036)
Net loss per share: (1)
Basic	$(0.04)	$(0.03)	$(0.03)	$(0.08)
Diluted	$(0.04)	$(0.03)	$(0.03)	$(0.08)
Shares used in computing net loss per share: (1)
Basic	70,348,356	68,261,964	69,844,077	64,718,852
Diluted	70,348,356	68,261,964	69,844,077	64,718,852
(1) See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements for the fiscal year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K.

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Net loss (1)	$(2,987)	$(1,913)	$(2,008)	$(5,036)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	541	621	(3,677)	309
Unrealized gains (losses) on available-for-sale securities, net of tax of $37, $10, $35 and $42	(54)	58	80	102
Reclassification adjustment for gains included in net loss	—	(19)	(7)	(39)
Other comprehensive income (loss)	487	660	(3,604)	372
Comprehensive loss	$(2,500)	$(1,253)	$(5,612)	$(4,664)
(1) See Note 2 “Change in Accounting Policy - Stock-Based Compensation” of Notes to Consolidated Financial Statements for the fiscal year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K.
See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (1)	$(2,008)	$(5,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,550	4,978
Stock-based compensation (1)	37,880	31,692
Excess tax benefit from exercise of stock options and vesting of RSUs	—	(498)
Deferred taxes (1)	(7,856)	(3,353)
Other noncash items affecting net loss	3,989	2,227
Changes in operating assets and liabilities:
Accounts receivable	(10,057)	(17,820)
Prepaid expenses and other assets	(1,656)	(2,187)
Accounts payable	3,763	135
Accrued employee compensation	(8,742)	(2,079)
Other liabilities	991	822
Deferred revenues	8,810	17,172
Net cash provided by operating activities	30,664	26,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(361,141)	(521,005)
Sales and maturities of available-for-sale securities	370,065	206,046
Purchase of property and equipment	(5,076)	(3,669)
Acquisition of business, net of cash acquired	—	(157)
Net cash provided by (used in) investing activities	3,848	(318,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	4,795	7,354
Taxes remitted on RSU awards vested	(26,402)	(25,654)
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commissions	—	389,949
Costs paid in connection with public offerings	—	(408)
Excess tax benefit from exercise of stock options and vesting of RSUs	—	498
Net cash provided by (used in) financing activities	(21,607)	371,739
Effect of foreign exchange rate changes on cash and cash equivalents	(4,064)	562
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,841	79,569
CASH AND CASH EQUIVALENTS—Beginning of period	148,101	79,767
CASH AND CASH EQUIVALENTS—End of period	$156,942	$159,336
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,458	$2,036
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$378	$409

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

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and Summary of Significant Accounting Policies and Estimates
Business
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides Internet-based software platforms for core insurance operations, including underwriting and policy administration, claim management and billing. The Company’s customers include insurance carriers for property and casualty and workers’ compensation insurance. The Company has wholly-owned subsidiaries in Australia, Brazil, Canada, China, France, Germany, Hong Kong, Ireland, Italy, Japan, Poland, Spain, Switzerland and the United Kingdom.
The Company offers a suite of applications to enable core property and casualty (“P&C”) insurance operations comprised of the following products: PolicyCenter, ClaimCenter and BillingCenter. The Company also markets and sells additional products in the areas of data management, mobile and portals, and hosted analytic applications which complement its core products. Additionally, the Company provides maintenance support and professional services to the extent requested by its customers.
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
No customer accounted for 10% or more of the Company’s revenues for the three and nine months ended April 30, 2015 or 2014. Two customers accounted for 10% or more of the Company’s total accounts receivable as of April 30, 2015 and one customer accounted for 10% or more of the Company’s total accounts receivable as of July 31, 2014.
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
If reliable estimates of total project costs cannot be made or VSOE for maintenance has not been established and it is reasonably assured that no loss will be incurred under the arrangement, revenues are recognized pursuant to the zero gross margin method. Under this method, revenues recognized are limited to the costs incurred for the implementation services. When the zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, the Company switches to the percentage-of-completion method; resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. There were no such cumulative effect adjustments for revenues for the three and nine months ended April 30, 2015 or 2014.
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

Recent Accounting Pronouncement
Stock-Based Compensation
In June 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). This ASU provides authoritative guidance for share-based payments with a performance condition that could be achieved after the requisite service period is achieved. The standard will be effective for the Company beginning August 1, 2016. The Company currently does not have such share-based arrangements and does not expect the adoption of this standard will have material impact on its condensed consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard may become effective for the Company beginning August 1, 2017. In April 2015, the FASB proposed a one-year deferral of the effective date and to permit the Company to adopt the standard as early as August 1, 2017. The tentative decisions are currently being exposed for public comments with a 30-day comment period ending May 31, 2015. The Company is currently evaluating the impact of the adoption of this accounting standard update on its condensed consolidated financial statements.

2.	Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	April 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$91,516	$47	$—	$91,563
Commercial paper	109,653	14	(13)	109,654
Corporate bonds	306,382	72	(86)	306,368
U.S. government bonds	23,774	16	(1)	23,789
Foreign government bonds	5,611	10	—	5,621
Certificates of deposit	2,700	—	—	2,700
Money market funds	68,002	—	—	68,002
Municipal debt securities	2,512	1	—	2,513
Total	$610,150	$160	$(100)	$610,210

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$94,048	$30	$(21)	$94,057
Asset-backed securities	1,363	—	(2)	1,361
Commercial paper	132,442	14	(4)	132,452
Corporate bonds	297,731	104	(182)	297,653
U.S. government bonds	17,991	3	(3)	17,991
Foreign government bonds	2,755	—	(1)	2,754
Certificates of deposit	6,709	—	(1)	6,708
Money market funds	53,959	—	—	53,959
Municipal debt securities	12,985	13	(1)	12,997
Total	$619,983	$164	$(215)	$619,932
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	April 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$33,353	$(13)	$—	$—	$33,353	$(13)
U.S. agency securities	4,002	—	—	—	4,002	—
Corporate bonds	150,498	(86)	—	—	150,498	(86)
U.S. government bonds	4,994	(1)	—	—	4,994	(1)
Total	$192,847	$(100)	$—	$—	$192,847	$(100)

As of April 30, 2015, the Company had 76 investments in an unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at April 30, 2015 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amounts of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were immaterial.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of April 30, 2015:

	Less Than 12 Months	12 Months or Greater	Total
	(in thousands)
U.S. agency securities	$68,391	$23,172	$91,563
Commercial paper	109,654	—	109,654
Corporate bonds	247,414	58,954	306,368
U.S. government bonds	14,993	8,796	23,789
Foreign government bonds	2,719	2,902	5,621
Money market funds	68,002	—	68,002
Certificates of deposit	2,700	—	2,700
Municipal debt securities	2,513	—	2,513
Total	$516,386	$93,824	$610,210

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
The Company did not have any Level 3 financial assets or liabilities as of April 30, 2015 or July 31, 2014.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of April 30, 2015 and July 31, 2014:

	April 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$55,333	$—	$55,333
Money market funds	68,002	—	—	68,002
Short-term investments:
U.S. agency securities	—	68,391	—	68,391
Commercial paper	—	54,321	—	54,321
Corporate bonds	—	247,414	—	247,414
U.S. government bonds	—	14,993	—	14,993
Foreign government bonds	—	2,719	—	2,719
Municipal debt securities	—	2,513	—	2,513
Certificates of deposit	—	2,700	—	2,700
Long-term investments:
U.S. agency securities	—	23,172	—	23,172
U.S. government bonds	—	8,796	—	8,796
Corporate bonds	—	58,954	—	58,954
Foreign government bonds	—	2,902	—	2,902
Total assets	$68,002	$542,208	$—	$610,210

	July 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$66,293	$—	$66,293
Money market funds	53,959	—	—	53,959
Short-term investments:
U.S. agency securities	—	29,062	—	29,062
Asset-backed securities	—	1,361	—	1,361
Commercial paper	—	66,159	—	66,159
U. S. government bonds	—	9,995	—	9,995
Corporate bonds	—	172,648	—	172,648
Certificate of deposit	—	4,009	—	4,009
Municipal debt securities	—	12,997	—	12,997
Long-term investments:
U.S. agency securities	—	64,995	—	64,995
Certificate of deposit	—	2,699	—	2,699
Corporate bonds	—	125,005	—	125,005
U.S. government bonds	—	7,996	—	7,996
Foreign government bonds	—	2,754	—	2,754
Total assets	$53,959	$565,973	$—	$619,932

3.	Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following:

	April 30, 2015	July 31, 2014
	(in thousands)
Computer hardware	$13,964	$11,882
Software	4,739	4,605
Furniture and fixtures	3,015	2,732
Leasehold improvements	8,076	7,069
Total property and equipment	29,794	26,288
Less accumulated depreciation	(17,367)	(13,681)
Property and equipment, net	$12,427	$12,607
As of April 30, 2015 and July 31, 2014, no property and equipment was pledged as collateral against borrowings. Depreciation expense was $1.6 million and $4.5 million for the three and nine months ended April 30, 2015, respectively, and $1.4 million and $3.9 million for the three and nine months ended April 30, 2014, respectively.

Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill:

Total
(in thousands)
Goodwill, July 31, 2014	$9,205
Changes in carrying value	—
Goodwill, April 30, 2015	$9,205

Intangible assets consist of the following:

	April 30, 2015	July 31, 2014
Acquired technology:	(in thousands)
Cost	$7,200	$7,200
Accumulated amortization	(2,841)	(1,761)
Intangible assets, net	$4,359	$5,439
Amortization expense was $0.4 million and $1.1 million for the three and nine months ended April 30, 2015, respectively, and $0.4 million and $1.1 million for the three and nine months ended April 30, 2014, respectively. Estimated aggregate amortization expense for each of the next four fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2015 (remainder of fiscal year)	360
2016	1,440
2017	1,440
2018	1,119
Total	$4,359
Accrued Employee Compensation
Accrued employee compensation consists of the following:

	April 30, 2015	July 31, 2014
	(in thousands)
Accrued bonuses	$12,236	$19,213
Accrued commission	1,104	3,593
Accrued vacation	8,186	8,100
Accrued salaries, payroll taxes and benefits	3,883	4,006
Total	$25,409	$34,912

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the nine months ended April 30, 2015 were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance as of July 31, 2014	$(1,310)	$(57)	$(1,367)
Other comprehensive gain (loss) before reclassification	(3,677)	115	(3,562)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	(7)	(7)
Tax effect	—	(35)	(35)
Balance as of April 30, 2015	$(4,987)	$16	$(4,971)

4.	Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(2,987)	$(1,913)	$(2,008)	$(5,036)
Net loss per share:
Basic	$(0.04)	$(0.03)	$(0.03)	$(0.08)
Diluted	$(0.04)	$(0.03)	$(0.03)	$(0.08)
Denominator:
Weighted average shares used in computing net loss per share:
Basic	70,348,356	68,261,964	69,844,077	64,718,852
Diluted	70,348,356	68,261,964	69,844,077	64,718,852

The following outstanding shares of common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Stock options to purchase common stock	2,019,320	2,734,450	2,197,389	3,205,629
Restricted stock units	3,193,444	4,089,004	3,491,327	4,407,691

5.	Commitments and Contingencies
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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.3 million and $4.1 million for the three and nine months ended April 30, 2015, respectively, and $1.5 million and $4.4 million for the three and nine months ended April 30, 2014, respectively.

Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments and prepayments as of April 30, 2015 and July 31, 2014, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.8 million as of April 30, 2015) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of April 30, 2015 or July 31, 2014.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of April 30, 2015 or July 31, 2014. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Stock-based compensation expenses:	(in thousands)
Cost of license	$54	$45	$158	$141
Cost of maintenance revenues	293	211	879	572
Cost of services revenues	3,774	3,028	11,165	8,862
Research and development	2,813	2,260	7,618	6,657
Sales and marketing	2,620	2,291	9,049	8,140
General and administrative	2,840	2,532	9,011	7,320
Total stock-based compensation expenses	$12,394	$10,367	$37,880	$31,692

As of April 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of April 30, 2015
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$101,479	2.5
Stock options	5,962	2.2
	$107,441

RSUs

RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of July 31, 2014	3,384,221	$30.70
Granted	1,433,667	46.92
Released	(1,464,099)	24.61
Canceled	(285,165)	35.35
Balance as of April 30, 2015	3,068,624	$40.75

The fair value of RSUs released was $21.4 million and $70.6 million during the three and nine months ended April 30, 2015, respectively, and $28.0 million and $71.6 million during the three and nine months ended April 30, 2014, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2014	2,400,253	$11.24	5.5	$71,640
Granted	138,643	47.23
Exercised	(548,615)	8.74
Canceled	(45,544)	24.96
Balance as of April 30, 2015	1,944,737	$14.18	5.1	$69,670
Vested and expected to vest as of April 30, 2015	1,924,277	$13.86	5.1	$69,560
Exercisable as of April 30, 2015	1,601,345	$8.09	5.1	$67,039

(1)
Aggregate intrinsic value represents the difference between the Company's closing stock prices of $49.95 and $40.50 on April 30, 2015 and July 31, 2014, respectively, and the exercise price of outstanding, in-the-money options.

The options exercisable as of April 30, 2015 include options that are exercisable prior to vesting. The total intrinsic value of options exercised was approximately $6.5 million and $22.5 million for the three and nine months ended April 30, 2015, respectively, and $9.9 million and $58.8 million for the three and nine months ended April 30, 2014, respectively. The weighted average grant date fair value of options granted was $21.52 and $20.78 for the three and nine months ended April 30, 2015, and $20.96 and $21.25 for the three and nine months ended April 30, 2014, respectively.
Valuation of Awards
The per share fair value of each stock option was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Expected life (in years)	6.1	5.3	6.0 - 6.1	5.0 - 6.1
Risk-free interest rate	1.7%	1.7%	1.7% - 1.9%	1.5% - 2.0%
Expected volatility	39.4%	42.3%	39.4% - 45.1%	41.3% - 46.2%
Expected dividend yield	—%	—%	—%	—%
Common Stock Reserved for Issuance
As of April 30, 2015 and July 31, 2014, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, and 70,548,368 and 69,082,261 shares of common stock were issued and outstanding, respectively. As of April 30, 2015 and July 31, 2014, the Company had reserved shares of common stock for future issuance as follows:

	April 30, 2015	July 31, 2014
Exercise of stock options to purchase common stock	1,944,737	2,400,253
Vesting of restricted stock units	3,068,624	3,384,221
Shares available under stock plans	14,512,651	11,703,962
Total common stock reserved for issuance	19,526,012	17,488,436

7.	Income Taxes
The Company recognized income tax benefits of $3.0 million and $4.6 million for the three and nine months ended April 30, 2015, respectively, and recognized an income tax provision of $2.6 million for the three months ended April 30, 2014 and an income tax benefit of $1.9 million for the nine months ended April 30, 2014. The changes for the three and nine months ended April 30, 2015, as compared to the same periods a year ago, were primarily due to a decrease in profitability and tax benefit related to research and development ("R&D") credits. On December 19, 2014, President Obama signed H.R.5771, The Tax Increase Prevention Act, extending the federal R&D credits through December 31, 2014. For the three and nine months ended April 30, 2015, income tax provisions of $1.6 million and $0.4 million were recorded as a result of an updated R&D credit study for the period from August 1, 2013 through July 31, 2014. The effective tax rate of 50.1% and 69.7% for the three and nine months ended April 30, 2015 differs from the statutory U.S. federal income tax rate of 35% mainly due to incentive stock option tax deductions, permanent differences for foreign stock-based compensation, the impact of state income taxes, R&D credits, and the tax rate differences between the United States and foreign countries.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of April 30, 2015, U.S. income taxes were not provided for on the cumulative total of $28.4 million undistributed earnings from certain foreign subsidiaries. As of April 30, 2015, the unrecognized deferred tax liability for these earnings was approximately $8.1 million.
During the nine months ended April 30, 2015, the change in unrecognized tax benefits from the beginning of the period was $0.6 million. Accordingly, as of April 30, 2015, the Company had unrecognized tax benefits of $4.2 million that, if recognized, would affect the Company’s effective tax rate.

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
The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
United States	$51,150	$48,640	$134,026	$126,573
Canada	9,725	9,084	28,942	30,039
Other Americas	1,311	1,391	5,924	6,630
Total Americas	62,186	59,115	168,892	163,242
United Kingdom	7,777	7,662	31,790	28,316
Other EMEA	11,008	9,624	31,635	25,649
Total EMEA	18,785	17,286	63,425	53,965
Total APAC	4,469	5,634	22,303	14,832
Total revenues	$85,440	$82,035	$254,620	$232,039
No country, other than those presented above, accounted for more than 10% of revenues during the three and nine months ended April 30, 2015 and 2014.

The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	April 30, 2015	July 31, 2014
	(in thousands)
Americas	$23,312	$25,573
EMEA	2,173	950
APAC	506	728
Total	$25,991	$27,251

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

	Four quarters ended
	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013
	(in thousands)
Term license revenues	$160,114	$157,542	$150,309	$139,902	$125,485	$115,144	$110,640	$112,863	$95,303
Maintenance revenues	48,785	47,041	44,768	41,888	39,836	38,510	37,830	37,561	35,548
Total four-quarter recurring revenues	$208,899	$204,583	$195,077	$181,790	$165,321	$153,654	$148,470	$150,424	$130,851

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
The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,987)	$(1,913)	$(2,008)	$(5,036)
Non-GAAP adjustments:
Provision for (benefit from) income taxes	(3,000)	2,590	(4,619)	(1,872)
Interest income	(636)	(415)	(1,643)	(919)
Other expense (income), net	(77)	(115)	1,267	(172)
Depreciation and amortization	1,929	1,770	5,550	4,978
Stock-based compensation	12,394	10,367	37,880	31,692
Adjusted EBITDA	$7,623	$12,284	$36,427	$28,671
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as stock-based compensation expenses, deferred taxes, depreciation and amortization. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by changes in deferred revenues, timing of bonus payments and collections of accounts receivable. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash provided by operations was $30.7 million and $26.1 million for the nine months ended April 30, 2015 and 2014, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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
There were no significant changes in our critical accounting policies and estimates during the nine months ended April 30, 2015. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 17, 2014 for a more complete discussion of our critical accounting policies and estimates.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
License	$33,302	$31,927	$105,777	$86,012
Maintenance	12,183	10,440	36,866	29,969
Services	39,955	39,668	111,977	116,058
Total revenues	85,440	82,035	254,620	232,039
Cost of revenues:
License	1,184	849	3,411	3,288
Maintenance	2,299	2,133	6,812	5,817
Services	34,421	33,293	97,532	101,194
Total cost of revenues	37,904	36,275	107,755	110,299
Gross profit:
License	32,118	31,078	102,366	82,724
Maintenance	9,884	8,307	30,054	24,152
Services	5,534	6,375	14,445	14,864
Total gross profit	47,536	45,760	146,865	121,740
Operating expenses:
Research and development	24,575	19,761	67,167	54,813
Sales and marketing	18,801	16,735	56,506	49,686
General and administrative	10,860	9,117	30,195	25,240
Total operating expenses	54,236	45,613	153,868	129,739
Income (loss) from operations	(6,700)	147	(7,003)	(7,999)
Interest income, net	636	415	1,643	919
Other income (expense), net	77	115	(1,267)	172
Income (loss) before income taxes	(5,987)	677	(6,627)	(6,908)
Provision for (benefit from) income taxes	(3,000)	2,590	(4,619)	(1,872)
Net loss	$(2,987)	$(1,913)	$(2,008)	$(5,036)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(percentage of total revenues)
Revenues:
License	39%	39%	42%	37%
Maintenance	14%	13%	14%	13%
Services	47%	48%	44%	50%
Total revenues	100%	100%	100%	100%
Cost of revenues:
License	1%	1%	1%	1%
Maintenance	3%	3%	3%	3%
Services	40%	40%	38%	44%
Total cost of revenues	44%	44%	42%	48%
Gross profit:
License	38%	38%	41%	36%
Maintenance	11%	10%	11%	10%
Services	7%	8%	6%	6%
Total gross profit	56%	56%	58%	52%
Operating expenses:
Research and development	29%	24%	27%	23%
Sales and marketing	22%	21%	22%	21%
General and administrative	13%	11%	12%	11%
Total operating expenses	64%	56%	61%	55%
Income (loss) from operations	(8)%	—%	(3)%	(3)%
Interest income, net	1%	1%	1%	—%
Other income (expense), net	—%	—%	(1)%	—%
Income (loss) before income taxes	(7)%	1%	(3)%	(3)%
Provision for (benefit from) income taxes	(4)%	3%	(2)%	(1)%
Net loss	(3)%	(2)%	(1)%	(2)%

Revenues
We derive our revenues from our software licensing fees, maintenance support, and professional services, principally consisting of software implementation and training services. Please refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended April 30,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$33,302	39%	$31,927	39%	$1,375	4%
Maintenance	12,183	14%	10,440	13%	1,743	17%
Services	39,955	47%	39,668	48%	287	1%
Total revenues	$85,440	100%	$82,035	100%	$3,405	4%

	Nine Months Ended April 30,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$105,777	42%	$86,012	37%	$19,765	23%
Maintenance	36,866	14%	29,969	13%	6,897	23%
Services	111,977	44%	116,058	50%	(4,081)	(4)%
Total revenues	$254,620	100%	$232,039	100%	$22,581	10%

License Revenues

The $1.4 million and $19.8 million increases in license revenues during the three and nine months ended April 30, 2015, respectively, were primarily driven by increased adoption of our InsuranceSuite software and expansion in our international markets.

Our license revenues are comprised of term license revenue and perpetual license revenue. Term license revenue as a percentage of total license revenues increased for the three and nine months ended April 30, 2015, which reflects a continuing shift from perpetual license to term license arrangements.

	Three Months Ended April 30,
	2015		2014
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$30,785	92%	$28,213	88%	$2,572	9%
Perpetual	2,517	8%	3,714	12%	(1,197)	(32)%
Total license revenues	$33,302	100%	$31,927	100%	$1,375	4%

	Nine Months Ended April 30,
	2015		2014
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$100,809	95%	$80,598	94%	$20,211	25%
Perpetual	4,968	5%	5,414	6%	(446)	(8)%
Total license revenues	$105,777	100%	$86,012	100%	$19,765	23%

The $2.6 million increase in term license revenues during the three months ended April 30, 2015 was primarily driven by $4.8 million of revenues recognized from new orders or expanded orders from existing customers, offset by a $2.2 million decrease in revenues recognized due to timing of invoicing and corresponding due dates, early payments made by our customers or other contractual terms that affected license revenue recognition from customer contracts.

The $20.2 million increase in term license revenues during the nine months ended April 30, 2015 was driven by $18.3 million of revenues recognized from new orders or expanded orders from existing customers and $1.9 million of revenues recognized due to timing of invoicing and corresponding due dates, early payments made by our customers or other contractual terms that affected license revenue recognition from customer contracts.

The $1.2 million and $0.4 million decreases in perpetual license revenues during the three and nine months ended April 30, 2015, respectively, were primarily a result of lower transaction values of perpetual buyouts entered in the current periods as compared to the same periods a year ago.

We expect that our term license revenues will continue to grow in absolute dollars and as a percentage of total revenues on an annual basis. However, we expect volatility across quarters for our license revenues as a percentage of total revenues due to the timing of annual billings, timing of perpetual license sales and the exercise of perpetual buyout rights in term licenses.

Maintenance Revenues

The $1.7 million and $6.9 million increases in maintenance revenues during the three and nine months ended April 30, 2015, respectively, reflect our growing customer base and increased term license revenue.

We expect that our maintenance revenues will continue to grow along with the increase in term license revenue and penetration of our customer base.

Services Revenues

Services revenues during the three months ended April 30, 2015 remained relatively flat as compared to the same quarter a year ago due to our continued engagement with our system integrator partners on new contracts.

The $4.1 million decrease in services revenues during the nine months ended April 30, 2015 was due to completion of a number of major implementation projects and our efforts to transfer a portion of the implementation work to our system integrator partners on new contracts.

We expect our services revenues to decrease as a percentage of total revenues as we continue to expand our network of third-party system integrators with whom our customers can contract for services related to our products.

Deferred Revenues

	As of
	April 30, 2015	July 31, 2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$26,427	$19,295	$7,132	37%
Deferred maintenance revenues	29,478	28,702	776	3%
Deferred services revenues	7,923	7,335	588	8%
Total deferred revenues	$63,828	$55,332	$8,496	15%
The $7.1 million increase in deferred license revenues compared to the prior fiscal year end was primarily driven by $5.8 million of license billings for new deals not yet recognized during the nine months ended April 30, 2015, and $1.3 million of deferred revenues related to billings on existing customer contracts as of April 30, 2015.
The $0.8 million increase in deferred maintenance revenues compared to the prior fiscal year end was primarily driven by revenues deferred from new and existing customer contracts during the nine months ended April 30, 2015. This increase reflects the seasonal nature of the billing of maintenance revenues.
The $0.6 million increase in deferred services revenues compared to the prior fiscal year end was primarily driven by $2.5 million services billings deferred due to certain contractual terms, offset by $1.9 million services revenues recognized for one customer that was previously subject to refund in the event of nonperformance of certain project implementation milestones during the nine months ended April 30, 2015.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and changes in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit
Our cost of revenues and gross profit are variable and depend on the type of revenues earned in each period. Our cost of license revenues is primarily comprised of royalty fees paid to third parties and fulfillment services personnel costs. Our cost of maintenance revenues is comprised of personnel-related expenses for our technical support team, including stock-based compensation, and allocated overhead. Our cost of services revenues is primarily comprised of personnel-related expenses for our professional service employees and contractors, including stock-based compensation, travel-related costs and allocated overhead.
We allocate overhead such as IT support, facility, and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense category.

	Three Months Ended April 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$1,184	$849	$335	39%
Maintenance	2,299	2,133	166	8%
Services	34,421	33,293	1,128	3%
Total cost of revenues	$37,904	$36,275	$1,629	4%

Includes stock-based compensation of:
Cost of license revenues	$54	$45	$9	20%
Cost of maintenance revenues	293	211	82	39%
Cost of services revenues	3,774	3,028	746	25%
Total	$4,121	$3,284	$837	25%

	Nine Months Ended April 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$3,411	$3,288	$123	4%
Maintenance	6,812	5,817	995	17%
Services	97,532	101,194	(3,662)	(4)%
Total cost of revenues	$107,755	$110,299	$(2,544)	(2)%

Includes stock-based compensation of:
Cost of license revenues	$158	$141	$17	12%
Cost of maintenance revenues	879	572	307	54%
Cost of services revenues	11,165	8,862	2,303	26%
Total	$12,202	$9,575	$2,627	27%
The $1.6 million increase in cost of revenues during the three months ended April 30, 2015 was primarily driven by an increase of $0.9 million in personnel-related expenses, including stock-based compensation, an increase of $0.9 million in allocated overhead, an increase of $0.4 million in recruiting and training expenses, and an increase of $0.3 million in royalty expense. These increases were partially offset by a decrease of $0.7 million in third-party consultant costs and billable expenses and a decrease of $0.2 million in temporary contractor expenses. The increase in personnel-related expenses was primarily due to an increase in stock-based compensation from the issuance of annual employee equity awards. The increase in allocated overhead costs was due to higher IT support, facility costs, and other administrative costs. The increase in recruiting and training expenses was due to an increase in associated personnel. The increase in royalty expense was due to more licenses sold, as a result of a change in product mix, during the three months ended April 30, 2015 as compared to the same period a year ago. The decrease in third-party consultant costs and billable expenses was due to completion of a few large implementation projects and our efforts to transfer a portion of the implementation work to our system integrator partners. Our cost of revenues headcount was 548 at April 30, 2015 compared with 505 at April 30, 2014. The increase in headcount was primarily attributable to hiring in our international locations as we expand our global operations.
The $2.5 million decrease in cost of revenues during the nine months ended April 30, 2015 was primarily driven by a decrease of $6.3 million in third-party consultant costs and billable expenses, offset by an increase of $2.0 million in allocated overhead, an increase of $1.5 million in personnel-related expenses, and an increase of $0.3 million in recruiting and general office expenses. The decrease in third-party consultant costs and billable expenses was due to completion of a few large implementation projects and our efforts to transfer a portion of the implementation work to our system integrator partners. The increase in personnel-related expenses was primarily due to an increase in stock-based compensation from the issuance of annual employee equity awards. The increase in allocated overhead costs was due to higher IT support, facility costs, and other administrative costs. The increase in recruiting and general office expenses was due to an increase in headcount.

	Three Months Ended April 30,
	2015		2014		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$32,118	96%	$31,078	97%	$1,040	3%
Maintenance	9,884	81%	8,307	80%	1,577	19%
Services	5,534	14%	6,375	16%	(841)	(13)%
Total gross profit	$47,536	56%	$45,760	56%	$1,776	4%

	Nine Months Ended April 30,
	2015		2014		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$102,366	97%	$82,724	96%	$19,642	24%
Maintenance	30,054	82%	24,152	81%	5,902	24%
Services	14,445	13%	14,864	13%	(419)	(3)%
Total gross profit	$146,865	58%	$121,740	53%	$25,125	21%

The $1.8 million and $25.1 million increases in gross profit during the three and nine months ended April 30, 2015 were due to higher revenues, and an increase in higher gross margin term license revenue as a percentage of total revenues for the nine months ended April 30, 2015.
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

	Three Months Ended April 30,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$24,575	29%	$19,761	24%	$4,814	24%
Sales and marketing	18,801	22%	16,735	21%	2,066	12%
General and administrative	10,860	13%	9,117	11%	1,743	19%
Total operating expenses	$54,236	64%	$45,613	56%	$8,623	19%

Includes stock-based compensation of:
Research and development	$2,813	3%	$2,260	3%	$553	24%
Sales and marketing	2,620	3%	2,291	3%	329	14%
General and administrative	2,840	3%	2,532	3%	308	12%
Total	$8,273		$7,083		$1,190

	Nine Months Ended April 30,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$67,167	27%	$54,813	23%	$12,354	23%
Sales and marketing	56,506	22%	49,686	21%	6,820	14%
General and administrative	30,195	12%	25,240	11%	4,955	20%
Total operating expenses	$153,868	61%	$129,739	55%	$24,129	19%

Includes stock-based compensation of:
Research and development	$7,618	3%	$6,657	3%	$961	14%
Sales and marketing	9,049	4%	8,140	4%	909	11%
General and administrative	9,011	4%	7,320	3%	1,691	23%
Total	$25,678		$22,117		$3,561

The $8.6 million increase in operating expenses during the three months ended April 30, 2015 was driven by an increase of $5.1 million in personnel-related expenses, including stock-based compensation, an increase of $3.0 million in professional services, an increase of $0.3 million in IT support, facility, and other administrative costs, and an increase of $0.2 million in travel and marketing expenses.

The $24.1 million increase in operating expenses during the nine months ended April 30, 2015 was driven by an increase of $14.3 million in personnel-related expenses, including stock-based compensation, an increase of $7.2 million in professional services, an increase of $1.4 million in IT support, facility, and other administrative costs, and an increase of $1.2 million in travel and marketing expenses.

Research and Development

Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including stock-based compensation and allocated overhead, as well as professional services costs.

The $4.8 million increase in research and development expenses during the three months ended April 30, 2015 was primarily due to an increase of $2.7 million in personnel-related expenses, including stock-based compensation, an increase of $0.9 million in consulting expenses, an increase of $0.8 million in allocated overhead, and an increase of $0.4 million in employee travel, recruiting and training expenses. Our research and development headcount was 383 at April 30, 2015 compared with 311 at April 30, 2014, resulting in higher personnel-related expenses, higher allocated overhead, and higher employee travel, recruiting and training expenses. The increase in consulting expenses was due to increases in product portfolio enhancements.

The $12.4 million increase in research and development expenses during the nine months ended April 30, 2015 was primarily due to an increase of $6.1 million in personnel-related expenses, an increase of $3.3 million in consulting expenses, an increase of $2.2 million in allocated overhead, and an increase of $0.8 million in employee travel, recruiting and training expenses. The increases in personnel-related expenses, allocated overhead, and employee travel, recruiting and training expenses were due to an increase in headcount. The increase in consulting expenses was due to increases in product portfolio enhancements.

We expect our research and development expenses to continue to increase in absolute dollars as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of costs incurred for personnel-related expenses for our sales and marketing employees, including stock-based compensation, and allocated overhead, as well as commission payments to our sales employees, sales travel expenses and professional services for marketing costs.

The $2.1 million increase in sales and marketing expenses during the three months ended April 30, 2015 was primarily due to an increase of $1.3 million in personnel-related expenses, including stock-based compensation and commissions, an increase of $0.4 million in allocated overhead, an increase of $0.2 million in consultant costs, and an increase of $0.2 million in recruiting and training expenses. Our sales and marketing headcount was 230 at April 30, 2015 compared with 205 at April 30, 2014, resulting in higher personnel-related expenses, higher allocated overhead and recruiting and training expenses.

The $6.8 million increase in sales and marketing expenses during the nine months ended April 30, 2015 was primarily due to an increase of $4.2 million in personnel-related expenses, including stock-based compensation and commissions, an increase of $1.4 million in allocated overhead, an increase of $0.7 million in employee travel expenses and marketing programs, an increase of $0.3 million in recruiting, training and general office expenses, and an increase of $0.2 million in consultant costs. The increases in personnel-related expenses, allocated overhead, and recruiting, training and other general office costs were due to an increase in headcount. The increases in consultant costs, travel and marketing programs were due to an increase in sales and marketing activities.

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

The $1.7 million increase in general and administrative expenses during the three months ended April 30, 2015 was primarily due to increases in personnel-related expenses including stock-based compensation, professional services costs, IT support, facility, and other administrative costs, net of allocations to other functional departments. The increase in general and administrative expenses was due to more initiatives and projects to support business growth and headcount increase. Our general and administrative headcount was 138 at April 30, 2015 compared with 124 at April 30, 2014.

The $5.0 million increase in general and administrative expenses during the nine months ended April 30, 2015 was primarily due to increases in personnel-related expenses including stock-based compensation, professional services costs, IT support, facility, and other administrative costs, net of allocations to other functional departments. The increase in general and administrative expenses was due to business growth and headcount increase.

We expect our general and administrative expense to continue to increase in absolute dollars due to increases in personnel costs and infrastructure costs to support the growth of our business.
Other Income (Expense)

	Three Months Ended April 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$636	$415	$221	53%
Other income (expense), net	77	115	(38)	(33)%
Total	$713	$530	$183

	Nine Months Ended April 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$1,643	$919	$724	79%
Other income (expense), net	(1,267)	172	(1,439)	*
Total	$376	$1,091	$(715)
* Not meaningful

Interest Income, Net

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income increased by $0.2 million and $0.7 million during the three and nine months ended April 30, 2015, respectively, primarily due to higher yields on our cash equivalents and investments as well as higher investment balances.

Other Income (Expense), Net

Other income (expense), net consists primarily of fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

The $1.4 million increase in other expense for the nine months ended April 30, 2015 was primarily from currency exchange loss on British Pound, Euro, Australia and Canadian Dollar, and Japanese Yen transactions during the nine months ended April 30, 2015 due to a stronger U.S. dollar against these currencies.
Provision for (Benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended April 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(3,000)	$2,590	$(5,590)	*
* Not meaningful

	Nine Months Ended April 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(4,619)	$(1,872)	$(2,747)	*
* Not meaningful
We recognized income tax benefits of $3.0 million and $4.6 million for the three and nine months ended April 30, 2015, respectively, and recognized an income tax provision of $2.6 million for the three months ended April 30, 2014 and an income tax benefit of $1.9 million for the nine months ended April 30, 2014. The changes for the three and nine months ended April 30, 2015 were primarily due to a decrease in profitability and tax benefit related to research and development ("R&D") credits. On December 19, 2014, President Obama signed H.R.5771, The Tax Increase Prevention Act, extending the federal R&D credits through December 31, 2014. For the three and nine months ended April 30, 2015, income tax provisions of $1.6 million and $0.4 million were recorded as a result of an updated R&D credit study for the period from August 1, 2013 through July 31, 2014. The effective tax rate of 50.1% and 69.7% for the three and nine months ended April 30, 2015 differs from the statutory U.S. federal income tax rate of 35% mainly due to incentive stock option tax deductions, permanent differences for foreign stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and R&D credits.
Liquidity and Capital Resources
As of April 30, 2015 and July 31, 2014, we had $643.8 million and $647.8 million of cash, cash equivalents and investments, respectively, and working capital of $531.0 million and $421.0 million, respectively.
Cash flows provided by operating activities were $30.7 million and $26.1 million during the nine months ended April 30, 2015 and 2014, respectively. We had capital expenditures of $5.1 million and $3.7 million for the nine months ended April 30, 2015 and 2014, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements.

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
As of April 30, 2015, approximately $21.2 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended April 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$30,664	$26,053
Net cash provided by (used in) investing activities	3,848	(318,785)
Net cash provided by (used in) financing activities	(21,607)	371,739
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $4.6 million for the nine months ended April 30, 2015 when compared to the nine months ended April 30, 2014. The increase was due to a $7.5 million increase in profitability after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, deferred taxes and other non-cash items, offset by a net $2.9 million increase in cash used for working capital activity. The increase in cash used for working capital activity was due to changes in deferred revenues, and higher bonus and commission payments, offset by an increase in cash collections and timing of payments to vendors in the nine months ended April 30, 2015 as compared to the same period a year ago.
Cash Flows from Investing Activities
Our investing activities consist primarily of investment of excess cash and cash equivalents into short-term and long-term investments, as well as capital expenditures to purchase property and equipment.
Cash provided by investing activities increased $322.6 million for the nine months ended April 30, 2015, primarily due to a $164.0 million increase in proceeds from sales and maturity of our available-for-sale securities and a $159.9 million decrease in purchases of available-for-sale securities, as compared to the same period a year ago when we invested excess cash into available-for-sale securities from our follow-on public offering. This net increase in cash provided by investing activities was offset by a $1.4 million increase in capital expenditures to purchase property and equipment.

Cash Flows from Financing Activities
Cash flows provided by financing activities decreased by $393.3 million for the nine months ended April 30, 2015 when compared to the same period a year ago. During the nine months ended April 30, 2014, we received $389.9 million in net proceeds from our follow-on offering of common stock, after deducting underwriters’ discounts and commissions. Additionally, in the current period, proceeds from stock options exercises decreased by $2.6 million in line with the decreasing population of exercisable options as we have granted more RSUs than stock options to employees in recent years.

Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of April 30, 2015.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of April 30, 2015 and July 31, 2014. Our cash, cash equivalents and investments as of April 30, 2015 and July 31, 2014 were $643.8 million and $647.8 million, respectively, consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound and Japanese Yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended April 30, 2015, we experienced nine to eighteen percent fluctuations in exchange rates in Euro, British Pound, Australia, Canadian dollar and Japanese Yen and as a result, recorded a foreign currency loss of $1.3 million as other income (expense) in our statement of operations. We will continue to experience fluctuations in foreign currency exchange rates, however, we believe that a ten percent change in foreign exchange rates would not have a material impact on our results of operations. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
The accounting rules and regulations that we must comply with are complex. Recent actions and public comments from the Financial Accounting Standards Board (the "FASB") and the Securities and Exchange Commission have focused on the integrity of financial reporting. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued a new accounting guidance on revenue recognition, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that may become effective for us beginning August 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed a one-year deferral of the effective date and to permit us to adopt the standard as early as August 1, 2017. The tentative decisions are currently being exposed for public comments with a 30-day comment period ending May 31, 2015.
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

Date:	June 2, 2015	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Richard Hart
Richard Hart
Chief Financial Officer (Principal Financial Officer)