Form 10-K
period 2015-07-31
Guidewire Software, Inc.
filed 2015-09-17
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.9 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2015, the registrant had 71,020,173 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Overview
Guidewire Software, Inc. is a provider of software products for Property & Casualty (“P&C”) insurers. Our software serves as a technology platform for P&C insurance carriers. Our platform consists of three key elements: core transaction processing, data management and analytics, and digital engagement, which work together to strengthen our customers’ ability to adapt and succeed. Guidewire InsuranceSuite™ provides transactional systems of record supporting the entire insurance lifecycle. Our data and analytics products enable insurers to manage data more effectively and gain insights into their business. Our digital engagement products support digital sales, service and claims experiences for policyholders, agents, and field employees. Our solutions are delivered through a web-based interface and can be deployed either on-premise, which a majority of customers choose, or in cloud environments. To support the global operations of our customers, our software has been localized for use in a variety of international regulatory, language and currency environments.
Strong customer relationships are a key component of our business, which supports the long-term nature of our contracts and importance of customer references for new sales. Our customers range from some of the largest global insurance carriers or their subsidiaries such as AXA and Zurich to national carriers such as Nationwide (U.S.), Direct Line Group (UK), and PZU (Poland), Tokio Marine & Nichido Fire Insurance Co. (Japan), San Cristobal Seguros S.A. (Argentina) and carriers that serve specific states and/or regions such as Auto Club of Southern California and Kentucky Farm Bureau. As of July 31, 2015, we had 207 customers in 23 countries using one or more of our products.
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
Industry Background
The P&C insurance industry is large, fragmented, highly regulated and complex. This industry is highly competitive, with carriers competing primarily on the following factors: product differentiation, pricing options, customer service, marketing and advertising, affiliate programs and channel strategies.
New technologies are placing demands on many insurers that require them to adapt how they engage with, sell to and manage relationships with customers. Insurers adopting modern infrastructures can more rapidly introduce innovative products that are intended to protect consumers in new ways from existing and emerging risks. We anticipate that insurers will respond to these new technologies and market demands by adopting software that will allow them to:
•explore new distribution channels;
•define products that are more targeted;
•provide better customer service across different channels; and
• lower their operating costs.
The key functional areas in P&C insurance are underwriting and policy administration, claims management and billing. Underwriting and policy administration involves collecting information from potential policyholders, determining appropriate coverages and terms, pricing the policy, issuing the policy and updating and maintaining the policy over its lifetime. Claims management includes loss report intake, investigation and evaluation of incidents, claims negotiation, payment processing and litigation management. Billing includes account creation, policyholder invoicing, payment collection, commission calculation and disbursement.
Guidewire’s Products
Core Transaction Processing

Guidewire InsuranceSuite
Guidewire InsuranceSuite is comprised of our individual core system applications: PolicyCenter, ClaimCenter and BillingCenter. We have built our suite on a unified technology platform, providing enhanced workflow and functionality between applications.
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
Guidewire London Market Messaging. Guidewire London Market Messaging is a specialized add-on for Guidewire ClaimCenter that provides out of the box functionality to address requirements of international insurers, and the London Market.
Data Management and Analytics
Guidewire DataHub
Guidewire DataHub is an operational data store that unifies, standardizes and stores data from the patchwork of an insurer’s systems as well as from external sources. DataHub enables carriers to accelerate legacy system replacement.
Guidewire InfoCenter
Guidewire InfoCenter is a business intelligence warehouse for P&C insurers which provides information in easy-to-use formats for business intelligence, analysis and enhanced decision making. With InfoCenter, customers gain flexible operational insights as well as the ability to optimize their business.
Guidewire Live
Guidewire Live is a cloud-based suite of analytical applications that aggregate data from internal and third-party sources and analyze and visualize the data in ways that provide insurers with valuable insights into their business. These insights can be acted upon through the processes managed by InsuranceSuite. To date, Guidewire Live applications have been made available only to Guidewire ClaimCenter or PolicyCenter customers.

Digital Engagement
Guidewire Digital Portals
Our Digital Portals deliver real-time, self-service capabilities for people operating outside the corporate intranet. We have developed a number of different digital portal products that are targeted at different constituencies, such as customers, agents and brokers. These portals expose the data and business processes within Guidewire InsuranceSuite.

Technology
We developed our suite of applications on a unified technology platform, which combines standards-based elements and proprietary components. We designed our suite of applications to help P&C insurance carriers grow their business, improve customer and agent engagement, and lower operating costs. Our customers’ IT departments manage and administer our applications through their development, test and production environments. We continue to invest in research and development to enhance existing products and introduce new ones. These investments focus on continued architectural refinements of our core applications designed to meet evolving customer needs relating to scalability, features and functions, and cloud delivery.
Services
We provide implementation and integration services to help our customers realize benefits from our software products. Our implementation teams assist customers in building implementation plans, integrating our software with their existing systems and defining business rules and specific requirements unique to each customer and installation. We also partner with several leading system integration consulting firms, certified on our software, to achieve scalable, cost-effective implementations for our customers.
Customers
We market and sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurers to national carriers to regional carriers. We believe strong customer relationships are a key driver of our success given the long-term nature of our contracts and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. As of July 31, 2015, we had 207 customers in 23 countries using one or more of our products.
Strategic Relationships
We have extensive relationships with system integration, consulting and industry partners. Our network of partners has expanded as interest in and adoption of our products has grown. We encourage our partners to co-market, pursue joint sales initiatives and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our engineering resources on continued innovation and further enhancement of our solutions.
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
As of July 31, 2015, we employed 238 employees in a sales and marketing capacity, including 41 direct sales representatives organized by geographic region across the U.S., Canada, U.K., France, Germany, the Nordics, Eastern Europe, Australia, Japan and China. This team serves as both our exclusive sales channel and our account management function. We augment our sales professionals with a presales team possessing insurance domain and technical expertise, who engage customers in sessions to understand their specific business needs and then represent our products through demonstrations tailored to address those needs.
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
As of July 31, 2015, our research and development department had 406 employees. We incurred $93.4 million, $76.2 million and $63.0 million in research and development expenses for fiscal years 2015, 2014 and 2013, respectively.
Competition
The market to provide core system software to the P&C insurance industry is highly competitive and fragmented. This market is subject to changing technology, shifting customer needs and introductions of new products and services. Our competitors vary in size and in the breadth and scope of the products and services offered. Our current competitors include, but are not limited to:

Internally developed software	Many large insurance companies have sufficient IT resources to maintain and augment their own proprietary internal systems, or consider developing new custom systems;
IT services firms	Firms such as Accenture, Computer Sciences Corporation and Tata Consultancy Services Limited offer software and systems or develop custom, proprietary solutions for the P&C insurance industry;
P&C insurance software vendors
Vendors such as Accenture, eBaoTech Corporation, Exigen, Fadata AD, FINEOS, Innovation Group, Insurity, Inc., ISCS, Inc., Majesco, One, Inc., OneShield, Inc., Sapiens International Corporation, StoneRiver, Inc., and TIA Technology A/S provide software solutions that are specifically designed to meet the needs of P&C insurance carriers; and

Horizontal software vendors	Vendors such as Pegasystems Inc. and SAP AG offer software that can be customized to address the needs of P&C insurance carriers.
The principal competitive factors in our industry include product functionality, performance, customer references, total cost of ownership, solution completeness, implementation track record, and in-depth knowledge of the P&C insurance industry. We believe that we compete favorably with our competitors on the basis of each of these factors.
Intellectual Property
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Our success and ability to compete depend in part upon our ability to protect our proprietary technology, to establish and adequately protect our intellectual property rights, and to protect against third-party claims and litigation related to intellectual property. To accomplish these objectives, we rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections. We own or have pending, a significant number of patents and patent applications, which generally apply to our software. Our owned patents have expiration dates starting in 2025. We also rely on several registered and unregistered trademarks, and applications for registrations, to protect our brand, both in the United States and internationally.
Employees
As of July 31, 2015, we had 1,341 employees, including 238 in sales and marketing, 550 in services and support, 406 in research and development and 147 in a general and administrative capacity. As of July 31, 2015, we had 859 employees in the United States and 482 employees internationally. None of our employees in the United States is represented by a labor union, however, for certain foreign subsidiaries, workers’ councils represent our employees. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Seasonality
We sign a significantly higher percentage of software license orders in the second and fourth quarters of each fiscal year. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenues have historically been recognized during those quarters. Since a substantial majority of our license revenues recur annually under our multi-year contracts, we expect to continue to experience this seasonality effect in subsequent years. Our services revenues are also subject to seasonal fluctuations resulting from the number of billable days in a given fiscal quarter, though to a lesser degree than our license revenues. Our maintenance revenues are not impacted by these seasonal trends.

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
Factors that may affect our results of operations include:

•	the timing of new orders and revenue recognition for new and prior year orders;

•	seasonal buying patterns of our customers;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers with substantial negotiating leverage, at comparable prices;

•	our ability to renew existing contracts for multiple year terms versus annual automatic renewals;

•	our ability to attract new customers in both domestic and international markets;

•	structure of our licensing contracts, including fluctuations in perpetual licenses from period to period;

•	our ability to enter into contracts on favorable terms, including terms related to price, payment timing and product delivery;

•	volatility in the sales of our products and timing of the execution of new and renewal agreements within such periods;

•
the impact of a recession or any other adverse global economic conditions on our business, including uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements;

•	the lengthy and variable nature of our product implementation cycles;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	erosion in services margins or significant increase or decrease in services revenues both in absolute terms and as a percentage of total revenues;

•	timing of commissions expense related to large transactions;

•	bonus expense based on the bonus attainment rate;

•	the timing and cost of hiring personnel and of large expenses such as third-party professional services;

•	stock-based compensation expenses, which vary along with changes to our stock price;

•	fluctuations in foreign currency exchange rates;

•	unanticipated trade sanctions and other restrictions that may impede our ability to sell internationally;

•	general domestic and international economic conditions, in the insurance industry in particular; and

•	future accounting pronouncements or changes in accounting rules or our accounting policies.
In addition, our revenue may fluctuate if our customers make an early payment of their annual license fees in advance of the invoice due date. This may cause an unexpected increase in revenues in one quarter which can reduce revenue growth rates in future periods.
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. We believe our ability to adjust spending quickly enough to compensate for a revenues shortfall is very limited and our inability to do so could magnify the adverse impact of such revenues shortfall on our results of operations. If we fail to achieve our quarterly forecasts, if our forecasts fall below the expectations of research analysts or investors, or if our actual results fail to meet the expectations of research analysts or investors, our stock price may decline.
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

•
we may enter into license agreements with future product delivery requirements or specified terms for product upgrades or functionality, which may require us to delay revenue recognition for the initial period;

•	our term licenses may include payment terms that are modest at the outset and increase over time; and

•	we may enter into license agreements with other contractual terms that may affect the timing of revenue recognition.
Our revenues may fluctuate versus comparable prior periods or prior quarters within the same fiscal year based on when new orders are executed in the quarter and the payment terms of each order. Additionally, our revenues may fluctuate if our customers make an early payment of their annual license fees in advance of the invoice due date. Our ability to renew existing contracts for multiple year terms versus annual automatic renewals may also impact revenue recognition.
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
Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenues. In fiscal years 2015, 2014 and 2013, our ten largest customers accounted for 31%, 35% and 33% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, fails to renew its license agreements or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.
Increases in services revenues as a percentage of total revenues or lower services margins could adversely affect our overall gross margins and profitability.
Our services revenues were 40%, 45% and 46% of total revenues for each of fiscal years 2015, 2014 and 2013, respectively. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 12%, 13% and 16% for fiscal years 2015, 2014 and 2013, respectively, while the gross margin for license revenues was 97%, 97% and 99% for the respective periods. An increase in the percentage of total revenues represented by services revenues or lower services margins could reduce our overall gross margins and adversely affect our results of operations. These trends can be the result of several factors, some of which are outside of our control, including the rates we charge for our services and the utilization of our personnel, unexpected difficulty in projects which may require additional efforts without commensurate compensation and the extent to which system integrators provide services directly to customers. Any erosion in our services margins or any significant increase in services revenues as a percentage of total revenues would adversely affect our results of operations.
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
Although we believe that our products and services do not infringe upon the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement or misappropriation claims against us with respect to current or future products or services, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use certain intellectual property. We cannot assure that we are not infringing or otherwise violating any third-party intellectual property rights. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenues, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.
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
We may expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.
Our business strategy includes the potential acquisitions of the shares or assets of companies with complementary software, technologies or businesses or alliances with such companies. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to: assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies; retain key personnel necessary to favorably execute the combined companies business plan; retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, if we have not established vendor-specific objective evidence (“VSOE”) for the undelivered elements in the arrangement. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with sales of existing products. A delay in the recognition of revenues from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins and may reduce the benefits of such acquisitions or alliances.
Additionally, competition within the software industry for acquisitions of businesses, technologies and assets has been, and may in the future continue to be, intense. As such, even if we are able to identify an acquisition that we would like to consummate, the target may be acquired by another strategic buyer or financial buyer such as a private equity firm, or we may otherwise not be able to complete the acquisition on commercially reasonable terms, if at all. Moreover, in addition to our failure to realize the anticipated benefits of any acquisition, including our revenues or return on investment assumptions, we may be exposed to unknown liabilities or impairment charges as a result of acquisitions we do complete.
We face intense competition in our market, which could negatively impact our business, results of operations and financial condition and cause our market share to decline.
The market for our core insurance system software is intensely competitive. We compete with legacy systems, many of which have been in operation for decades. Maintaining these legacy systems may be so time consuming and costly for our customers that they do not have adequate resources to devote to the purchase and implementation of our products. Our implementation cycle is lengthy, variable and requires the investment of significant time and expense by our customers. We also compete against technology consulting firms that offer software and systems or develop custom, proprietary products for the P&C insurance industry. These consulting firms generally have greater name recognition, larger sales and marketing budgets and greater resources than we do and may have pre-existing relationships with our potential customers, including relationships with, and access to, key decision makers within these organizations. Since sales of software products may be a small part of their business and they may be more focused on related services revenues, they may offer their software products at significantly reduced prices or under terms that we cannot match. The competitors we face in any sale may change depending, among other things, on the line of business purchasing the software, the application being sold, the geography in which we’re operating and the size of the insurance carrier to which we are selling. For example, we are more likely to face competition from small independent firms when addressing the needs of small insurers. These competitors compete on the basis of price, the time and cost required for software implementation, custom developments, or unique product features or functions. Outside of the United States, we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge and pre-built content applicable to that jurisdiction. We also complete with vendors of horizontal software products that may be customized to address needs of the P&C insurance industry.
We expect the intensity of competition to remain high in the future as existing companies obtain new capital, consolidate with other vendors or develop stronger capabilities or as new companies enter our markets. Such intense competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which could harm our business, results of operations, financial condition or future prospects. Our larger competitors may be able to devote greater resources to the development, promotion and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs leading to wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenues and profitability.
Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Current or potential competitors may be acquired by other vendors or third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be more able than we to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, or take advantage of other opportunities to more readily or develop and expand their product and service offerings more quickly. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such acquisitions. If we are unable to compete effectively for a share of our market, our business, results of operations and financial condition could be materially and adversely affected.

If our products or cloud-based services experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our products may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities. Our software and cloud services involve the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures could be breached. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their term licenses, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.
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
Our customers may defer or forego purchases of our products or services in the event of weakened global economic conditions and industry consolidation.
General worldwide economic conditions continue to remain unstable. Prolonged economic uncertainties or downturns could harm our business operations or financial results. These conditions make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. P&C insurance companies may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

The increased pace of consolidation in the P&C insurance industry may result in reduced overall spending on our products. Acquisitions of customers can delay or cancel sales cycles and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted by the change in the industry.
Factors outside of our control including but not limited to natural catastrophes and terrorism may adversely impact the P&C insurance industry, preventing us from expanding or maintaining our existing customer base and increasing our revenues.
Our customers are P&C insurance carriers which have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, amongst others, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather and fires. Global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions in our or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to predict the timing of such events or estimate the amount of loss they will generate. Future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenues as such events may cause customers to postpone purchases of new products and professional service engagements or discontinue projects.
Our sales and implementation cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenues.
The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, and often involves a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Even if we succeed at completing a sale, we may be unable to predict the size of an initial license until very late in the sales cycle. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize license revenues until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control.
The implementation and testing of our products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ systems, as well as adding their data to our platform. This can be complex, time consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. Failing to meet the expectations of our customers for the implementation of our products could result in a loss of customers and negative publicity regarding us and our products and services. Such failure could result from our product capabilities or service engagements by us, our system integrator partners or our customers’ IT employees, the latter two of which are beyond our direct control. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.
The lengthy and variable sales and implementation cycles may have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.
If we are unable to continue the successful development of our global direct sales force and the expansion of our relationships with our strategic partners, sales of our products and services will suffer and our growth could be slower than we project.
We believe that our future growth will depend on the continued development of our global direct sales force and their ability to obtain new customers, particularly large P&C insurance carriers, and to manage our existing customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of global direct sales personnel. New hires require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive global direct sales personnel, sales of our products and services will suffer and our growth will be impeded.

We believe our future growth also will depend on the expansion of successful relationships with system integrators. Our system integrators as channel partners help us reach additional customers. Our growth in revenues, particularly in international markets, will be influenced by the development and maintenance of this indirect sales channel which, in some cases, may require the establishment of effective relationships with regional systems integrators. Although we have established relationships with some of the leading system integrators, our products and services may compete directly against products and services that such leading system integrators support or market, and in the case of Accenture, own. We are unable to control the quantity or quality of resources that our system integrator partners commit to implementing our products, or the quality or timeliness of such implementation. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our products, will have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our operating results.
Some of our customers include the largest P&C insurance carriers. These customers have significant bargaining power when negotiating new licenses or renewals of existing licenses, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to avoid reducing our average selling prices or increase our average costs, our results of operations could be harmed.
Because we derive a significant majority of our revenues and cash flows from InsuranceSuite or its component applications - ClaimCenter, PolicyCenter, and BillingCenter products and related services - failure of any of these products or services to satisfy customer demands or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.
We derive a significant majority of our revenues and cash flows from software licenses, support and services related to our InsuranceSuite product or its individual component applications: ClaimCenter, PolicyCenter and BillingCenter. We expect to continue to derive a substantial portion of our revenues from these sources. As such, increased market acceptance of these products is critical to our continued growth and success. Demand for our products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our products, the timing of development and release of new products by us and our competitors, technological advances which reduce the appeal of our products, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to achieve more widespread market acceptance of our products, our business, results of operations, financial condition and growth prospects will be materially and adversely affected.
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
Our success depends on our continued ability to develop, introduce and market new and enhanced versions of our products to meet evolving customer requirements. Because our products are complex and require rigorous testing, development cycles can be lengthy, taking us multiple years to develop and introduce new products or provide updates to our existing products. Additionally, market conditions may dictate that we change the technology platform underlying our existing products or that new products be developed on different technology platforms, potentially adding material time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses.
If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to increase investments in research and development to meet these challenges. Revenues may not be sufficient to support the future product development that is required for us to remain competitive. If we fail to develop products in a timely manner that are competitive in technology and price or develop products that fail to meet customer demands, our market share will decline and our business and results of operations could be harmed.
Real or perceived errors or failures in our products or implementation services may affect our reputation, cause us to lose customers and reduce sales which may harm our business and results of operations and subject us to liability for breach of warranty claims.
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
We provide our customers with upfront estimates regarding the duration, resources and costs associated with the implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements by us, our system integrator partners or our customers’ IT employees, the latter two of which are beyond our direct control. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.
The license and support of our software creates the risk of significant liability claims against us. Our license agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations and financial condition.
Failure to protect our intellectual property could substantially harm our business and results of operations.
Our success depends in part on our ability to enforce and defend our intellectual property rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to do so.
We have filed, and may in the future file, patent applications related to certain of our innovations. We do not know whether those patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our patents and other intellectual property. Our existing patents and any patents granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing these patents. Therefore, the extent of the protection afforded by these patents cannot be predicted with certainty. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business.
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
Our software license agreements typically contain provisions permitting the customer to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for our products in escrow with a third party. Under these escrow agreements, the source code to the applicable product may be released to the customer, typically for its use to maintain, modify and enhance the product, upon the occurrence of specified events, such as our filing for bankruptcy, discontinuance of our maintenance services and breaching our representations, warranties or covenants of our agreements with our customers. Additionally, in some cases, customers have the right to request access to our source code upon demand. Some of our customers have obtained the source code for certain of our products by exercising this right, and others may do so in the future.
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
We use technology and intellectual property licensed from unaffiliated third parties in certain of our products, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute this third-party technology could limit the functionality of our products and might require us to redesign our products.
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
Incorrect or improper use of our products or our failure to properly train customers on how to utilize our products could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition and growth prospects.
Our products are complex and are deployed in a wide variety of network environments. The proper use of our products requires training of the customer. If our products are not used correctly or as intended, inadequate performance may result. Our products may also be intentionally misused or abused by customers or their employees or third parties who are able to access or use our products. Because our customers rely on our products, services and maintenance support to manage a wide range of operations, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, or our failure to properly provide maintenance services to our customers may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our products and services.
In addition, if there is substantial turnover of customer personnel responsible for use of our products, or if customer personnel are not well trained in the use of our products, customers may defer the deployment of our products, may deploy them in a more limited manner than originally anticipated or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our products, our ability to make additional sales may be substantially limited.
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
If we or our system integration providers do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology investments and data, our customers may depend on our technical support services and/or the support of system integrators or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to increase our penetration with larger customers, a key group for the growth of our revenues and profitability. As we rely more on system integrators to provide deployment and on-going services, our ability to ensure a high level of quality in addressing customer issues is diminished. Our failure to maintain high-quality implementation and support services, or to ensure that system integrators provide the same, could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
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
We face competition for qualified individuals, who are in high demand, from numerous software and other technology companies. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Often, significant amounts of time and resources are required to train technical, sales and other personnel. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. We have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, or we may be required to pay increased compensation in order to do so.
Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate both leaders for the local business and people with the appropriate skills. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our reputation could suffer and our ability to attract new clients may be harmed.
Because of the technical nature of our products and services and the dynamic market in which we compete, any failure to attract, integrate and retain qualified direct sales, professional services and product development personnel, as well as our contract workers, could harm our ability to generate sales or successfully develop new products, customer and consulting services and enhancements of existing products.
Failure to manage our expanding operations effectively could harm our business.
We have recently experienced rapid growth and expect to continue to expand our operations, among other factors, in the number of employees and in the locations and scope of our international operations. This expansion has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products. If we increase the size of our organization without experiencing an increase in sales of our products and services, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy.
Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.
We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2015, 2014 and 2013, 35%, 31% and 28% of our revenues, respectively, were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	unique terms and conditions in contract negotiations imposed by customers in foreign countries;

•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•	the need to localize our products and licensing programs for international customers;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens and costs of complying with a wide variety of foreign laws and legal standards;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;

•	compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	weaker protection of intellectual property rights in some countries;

•	multiple and possibly overlapping tax regimes;

•	government sanctions that may interfere with our ability to sell into particular countries, such as Russia; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.
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
Our revenues, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real.
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Changes in foreign currency exchange rates can affect our revenues or financial results due to transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenues or results of operations.
The nature of our business requires the application of complex revenue and expense recognition rules that require management to make estimates and assumptions. Additionally, the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principles ("GAAP") is uncertain and significant changes in current principles could affect our financial statements going forward.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources.
While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our reported revenues and results of operations could be significantly impacted.
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
The FASB issued new accounting guidance on revenue recognition that becomes effective for us beginning August 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method. While we continue to evaluate the impact this guidance will have on our financial condition and results of operations, any change in how we recognize revenues can have a significant impact on our quarterly or annual financial results from operations. In order to reduce the risk of financial statement volatility, we will likely need to revise how we license and deliver our software to customers. If we are unsuccessful in adapting our business to the requirements of the new revenue standard, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline. In addition to greater volatility, the application of this new standard may result in the exclusion of licensing revenues from contracts in effect prior to the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our net income.
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
If a material misstatement occurs in the future, we may fail to meet our future reporting obligations. For example, we may fail to file periodic reports in a timely manner or may need to restate our financial results, either of which may cause the price of our common stock to decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Furthermore, any potential transition in enterprise resource planning or other major operational system could impact the timely generation of our financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products and services, acquire businesses and technologies, or otherwise to respond to competitive pressures.
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
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses.
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
The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us and research analyst coverage about our business.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, have and may continue to affect the market price of our common stock.
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
Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “GWRE”. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
First Quarter	$50.14	$39.76	$51.01	$42.80
Second Quarter	$52.73	$45.60	$50.66	$43.83
Third Quarter	$55.66	$49.61	$57.38	$37.42
Fourth Quarter	$60.08	$47.40	$41.98	$34.85
On July 31, 2015, the last reported sale price of our common stock on the New York Stock Exchange was $59.05 per share. As of July 31, 2015, we had 74 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The following graph shows a comparison from January 25, 2012, (the date our common stock commenced trading on the NYSE) through July 31, 2015, of the cumulative total return for our common stock, the NASDAQ Composite Total Returns Index and the Zacks Computer Software Services Total Return Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Zacks Computer Software Services Total Return Index assume reinvestment of dividends.

	1/25/2012	7/31/2012	7/31/2013	7/31/2014	7/31/2015
Guidewire Software, Inc.	100.00	197.38	336.62	311.54	454.23
NASDAQ Composite-Total Returns	100.00	104.89	131.27	160.16	190.13
Zacks Computer Software Services Total Return	100.00	90.80	103.90	90.02	79.02

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no repurchases of shares of our common stock made during the three months and the fiscal year ended July 31, 2015.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Fiscal years ended July 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Total revenues	$380,537	$350,246	$300,649	$232,061	$172,472
Total cost of revenues	147,184	148,947	125,651	90,005	68,072
Total gross profit	233,353	201,299	174,998	142,056	104,400
Income from operations	16,493	18,422	29,739	28,934	8,608
Net income	$9,885	$14,721	$24,658	$18,664	$36,208
Net income per share:
Basic	$0.14	$0.22	$0.44	$0.36	$0.85
Diluted	$0.14	$0.21	$0.40	$0.32	$0.78
Shares used in computing net income per share:
Basic	70,075,908	65,748,896	56,331,018	34,774,983	14,064,055
Diluted	72,314,433	69,112,733	61,569,195	41,759,338	17,288,637

	As of July 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash, cash equivalents and investments	$677,752	$647,781	$207,739	$205,718	$59,625
Working capital	557,235	421,044	135,309	169,278	12,540
Total assets	799,947	757,227	305,673	281,286	125,451
Total stockholders’ equity	689,388	650,686	221,832	181,000	17,061

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of a software platform for Property & Casualty (“P&C”) insurers that replaces their legacy core systems and transforms their business. Our platform consists of three key elements: core transaction processing, data management and analytics, and digital engagement, which work together to strengthen our customers’ ability to engage and empower their customers, agents, and employees. Our InsuranceSuite™ provides transactional systems of record, which supports the entire insurance lifecycle. Our data management and analytics products enable insurers to manage data more effectively and gain insights that can lead to better business decisions. Our digital engagement products support digital sales, service and claims experiences for policyholders, agents, and other key stakeholders.
We sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurance carriers or their subsidiaries to national carriers to regional carriers. We continue to expand our global reach with sales and marketing growth in Europe, Asia and Latin America. Our customer engagement is led by our direct sales model and supported by our system integrator (“SI”) partners. Customers can buy our software applications, PolicyCenter, ClaimCenter and BillingCenter, either separately or in combination as a suite. We refer to the combination of all three applications as InsuranceSuite. We continue to invest in sales and marketing as well as in our SI partnerships and we work to align with each insurer’s strategic goals in order to address any sales cycle risk. Strong customer relationships are a key driver of our success given the long-term nature of our contracts and the importance of customer references for new sales. We continue to focus on deepening our customer relationships through continued successful product implementations, robust product support, strategic engagement on new products and technologies, and ongoing account management.
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision making and product evaluation process is long. Sales to new customers also involve extensive customer due diligence and reference checks. We must also earn credibility as we expand our sales operations and enter new markets which require investment not only in sales and services capabilities, but in development to optimize our products for such new markets.
Our data management and analytics and digital engagement products are sold to customers of InsuranceSuite or one of its component applications, which naturally limits the quantity of potential customers. Some sales of new products are generated at the same time as an insurance carrier becomes a new customer of InsuranceSuite or one of its applications, or are sold later as cross-sell opportunities.
We primarily enter into term based licenses ranging from 2 to 7 years. These contracts are renewable on an annual or multi-year basis. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. We typically invoice our customers annually in advance or, in certain cases, quarterly for both recurring term license and maintenance fees. Our sales and marketing efforts are affected by seasonal variations in which our customer orders are higher in the second and fourth quarters of our fiscal year. We primarily derive our services revenues from implementation, integration and training services. Our implementation teams assist customers in building implementation plans, integrating our software with their existing systems, and defining business rules and requirements unique to each customer.
To extend our technology leadership in the global market, we continue to invest in research and development to enhance and improve our current products and introduce new products to market. Continued investment in product innovation is critical as we seek to: assist our customers in their IT goals; maintain our competitive advantage; grow our revenues and expand internationally; and meet evolving customer demands.
We partner with leading SIs to assist in the implementation of our products in a manner that increases efficiency and scale while reducing customer implementation costs. Our extensive relationships with SIs and industry partners have strengthened and expanded in line with the interest in and adoption of our products. We encourage our partners to co-market, pursue joint sales initiatives and drive broader adoption of our technology, helping us grow our business more efficiently and focus our engineering resources on continued innovation. Our track record of success with customers and their implementations are central to our strategy. We continue to focus and invest time and resources in increasing the number of qualified consultants employed by our SI partners, develop relationships with new SIs in existing and new markets, and ensure that all partners are ready to assist with implementing our products.
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new products successfully, and increasing the overall adoption of our products. In response to these and other risks we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing and new markets, and enable us to maintain a persistent, consultative relationship with our existing customers. Our investments in product development are designed to meet the evolving needs of our customers.
Seasonality
We have historically experienced seasonal variations in our revenues as a result of increased customer orders in our second and fourth fiscal quarters. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives.
Our services revenues are also subject to seasonal fluctuations, though to a lesser degree than our license revenues. Our services revenues and gross margins are impacted by the number of billable days in a given fiscal quarter while we pay our services professionals the same amounts throughout the year.
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

	Four quarters ended
	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013
	(in thousands)
Term license revenues	$169,366	$160,114	$157,542	$150,309	$139,902	$125,485	$115,144	$110,640	$112,863
Total maintenance revenues	50,024	48,785	47,041	44,768	41,888	39,836	38,510	37,830	37,561
Total four-quarter recurring revenues	$219,390	$208,899	$204,583	$195,077	$181,790	$165,321	$153,654	$148,470	$150,424
Adjusted EBITDA
We believe Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
it is useful to exclude non-cash charges, such as depreciation and amortization, stock-based compensation and one-time charges such as our prior litigation provisions from Adjusted EBITDA because the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.
We use Adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss).The following provides a reconciliation of net income to Adjusted EBITDA:

	Fiscal years ended July 31,
	2015	2014	2013
	(unaudited, in thousands)
Net income	$9,885	$14,721	$24,658
Non-GAAP adjustments:
Provision for income taxes	6,855	5,225	5,465
Other (income) expense, net	1,998	(174)	114
Interest (income), net	(2,245)	(1,350)	(498)
Depreciation and amortization	7,480	6,751	4,821
Stock-based compensation	51,375	42,538	25,505
Adjusted EBITDA	$75,348	$67,711	$60,065
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly. Operating cash flows were $63.7 million, $75.5 million and $32.5 million for fiscal years 2015, 2014 and 2013, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosures for contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods.
We believe that of our significant accounting policies, which are described in Note 1 “The Company and a Summary of Significant Accounting Policies” to our consolidated financial statements, the following accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.
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

•
Fees are fixed or determinable. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. For perpetual licenses, we do not generally offer extended payment terms with typical terms of payment due between 30 and 60 days from delivery of software. Fees from term licenses are generally due in annual or, in certain cases, quarterly installments over the term of the agreement beginning on the effective date of the license. Accordingly, fees from term licenses are not considered to be fixed or determinable until they become due.

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
The VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those elements when sold separately. VSOE of fair value for maintenance is established using the stated maintenance renewal rate in the customer’s contract. We generally enter into term licenses ranging from 2 to 7 years. For term licenses with duration of one year or less, no VSOE of fair value for maintenance exists. VSOE of fair value for services is established if a substantial majority of historical stand-alone selling prices for a service fall within a reasonably narrow price range.
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
If reliable estimates of total project costs cannot be made or VSOE for maintenance has not been established and it is reasonably assured that no loss will be incurred under the arrangement, revenues are recognized pursuant to the zero gross margin method. Under this method, revenues recognized are limited to the costs incurred for the implementation services. When zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, we switch to the percentage-of-completion; resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. There were no cumulative effect adjustments in fiscal years 2015 and 2014. In fiscal year 2013, the cumulative effect adjustments for license and service revenue was $3.2 million and $1.7 million, respectively.
We generally invoice fees for licenses and maintenance to our customers in annual or, in certain cases, quarterly installments payable in advance. Deferred revenues represent amounts billed to or collected from customers for which one or more of the revenue recognition criteria have not been met. The deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.
We believe the judgments and estimates discussed above are reasonable. However, actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.
Stock-Based Compensation
We recognize compensation expense related to stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, of our stock options using the Black-Scholes option-pricing model. We recognize the fair value of stock-based compensation for awards which contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We recognize the compensation cost for awards which contain performance conditions based upon the probability of that performance condition being met, net of estimated forfeitures, using the graded method. We perform a probability assessment at the date of grant and subsequently at each reporting period estimating the likely attainment rate.
We believe the judgments and estimates discussed above are reasonable. However, actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement carrying amounts of existing assets and liabilities by using enacted tax rates in effect for the year in which the difference is expected to reverse. Deferred tax assets and liabilities are classified as either current or noncurrent based on the related asset or liability. Deferred tax assets related to excess tax benefits are recorded when utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that some portion or all of such deferred tax assets will not be realized and is based on the positive and negative evidence about the future including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
The effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of income or losses, changes in the expected outcome of audits, or changes in the deferred tax valuation allowance.
We record interest and penalties related to unrecognized tax benefits as income tax expense in our consolidated statement of income.
We believe the judgments and estimates discussed above are reasonable. However, actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.
Recent Accounting Pronouncement
See Note 1 “The Company and Summary of Significant Accounting Policies ” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.
Results of Operations
The following tables set forth our results of operations for the periods presented. The data have been derived from the Consolidated Financial Statements contained in this Annual Report on Form 10-K which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period.

	Fiscal years ended July 31,
	2015	2014	2013
	(in thousands)
Revenues:
License	$179,172	$151,921	$123,560
Maintenance	50,024	41,888	37,561
Services	151,341	156,437	139,528
Total revenues	380,537	350,246	300,649
Cost of revenues:
License	4,605	4,442	920
Maintenance	9,073	8,118	7,216
Services	133,506	136,387	117,515
Total cost of revenues	147,184	148,947	125,651
Gross profit:
License	174,567	147,479	122,640
Maintenance	40,951	33,770	30,345
Services	17,835	20,050	22,013
Total gross profit	233,353	201,299	174,998
Operating expenses:
Research and development	93,440	76,178	62,991
Sales and marketing	82,023	71,295	50,948
General and administrative	41,397	35,404	31,320
Total operating expenses	216,860	182,877	145,259
Income from operations	16,493	18,422	29,739
Interest income	2,245	1,350	498
Other income (expenses), net	(1,998)	174	(114)
Income before provision for income taxes	16,740	19,946	30,123
Provision for income taxes	6,855	5,225	5,465
Net income	$9,885	$14,721	$24,658

	Fiscal years ended July 31,
	2015	2014	2013
	(percentage of total revenues)
Revenues:
License	47%	43%	41%
Maintenance	13	12	13
Services	40	45	46
Total revenues	100	100	100
Cost of revenues:
License	1	1	1
Maintenance	3	3	2
Services	35	39	39
Total cost of revenues	39	43	42
Gross profit:
License	46	42	40
Maintenance	10	9	11
Services	5	6	7
Total gross profit	61	57	58
Operating expenses:
Research and development	25	22	21
Sales and marketing	21	20	17
General and administrative	11	10	10
Total operating expenses	57	52	48
Income from operations	4	5	10
Interest income	1	—	—
Other income (expenses), net	—	—	—
Income before provision for income taxes	5	5	10
Provision for income taxes	2	1	2
Net income	3%	4%	8%
Comparison of the Fiscal Years Ended July 31, 2015 and 2014
Revenues
We derive our revenues from licensing our software applications, providing maintenance support and providing professional services. Our license revenues are primarily generated through annual license fees that recur during the term of our multi-year contracts. These multi-year contracts have licensing terms ranging from 2 to 7 years and are renewable on an annual or multi-year basis. In certain cases, when required by a customer, we license our software on a perpetual basis. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. We generally price our licenses based on the amount of direct written premiums, or DWP, that will be managed by our solutions. We typically invoice our customers annually in advance or quarterly for both term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and invoice related maintenance fees annually in advance. Our license revenues have generally been recognized when payment is due from our customers.
Our maintenance revenues are generally recognized over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees.
A substantial majority of our services engagements generate revenues on a time and materials basis and revenues are typically recognized upon delivery of our services. We derive our services revenues primarily from implementation services performed for our customers, reimbursable travel expenses and training fees.
Refer to Note 1 of Notes to Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Fiscal years ended July 31,
	2015		2014		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$179,172	47%	$151,921	43%	$27,251	18%
Maintenance	50,024	13	41,888	12	8,136	19
Services	151,341	40	156,437	45	(5,096)	(3)
Total revenues	$380,537	100%	$350,246	100%	$30,291	9%
License Revenues
The $27.3 million increase in license revenues during fiscal year 2015 was primarily driven by increased adoption of InsuranceSuite and sales of newer products to both new and existing customers. Our license revenue growth across geographies was led by international markets.
Our license revenues are comprised of term license revenues and perpetual license revenues. Term license revenues as a percentage of total license revenues increased for fiscal year 2015, which reflects a continuing shift from perpetual license to term license arrangements.

	Fiscal years ended July 31,
	2015		2014		Change
		% of license		% of license
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
License revenues:
Term	$169,366	95%	$139,902	92%	$29,464	21%
Perpetual	9,806	5	12,019	8	(2,213)	(18)
Total license revenues	$179,172	100%	$151,921	100%	$27,251	18%
Term license revenues grew 21% from $139.9 million in fiscal year 2014 to $169.4 million in fiscal year 2015. This $29.5 million growth was the result of $30.8 million of revenues recognized from current year orders from new and existing customers, offset by a net decline of $1.3 million in revenues related to prior year orders that were recognized in fiscal year 2014 but were not recognizable in fiscal year 2015 due to timing of invoicing and corresponding due dates, early payments made by our customers or other contractual terms that affected license revenue recognition from customer contracts.
The $2.2 million decrease in perpetual license revenues during fiscal year 2015 was primarily due to fewer perpetual buyouts and perpetual license contracts as compared to fiscal year 2014, driven by our strategy to promote adoption of term licenses.
We expect perpetual license revenues to continue to account for a small percentage of our total license revenues. However, we expect volatility across quarters for our perpetual license revenues as a percentage of total license revenues due to the timing of annual billings, timing of perpetual license sales and the exercise of perpetual buyout rights in term licenses.
Maintenance Revenues
The $8.1 million increase in maintenance revenues during fiscal year 2015 reflects our growing customer base and increased term license revenues.

We expect that our maintenance revenues will continue to grow as term license revenues grow. In fiscal year 2016, we anticipate that maintenance revenues will grow more slowly than term license revenues due primarily to the delayed impact of negative currency rate movements that affected our term license revenues in fiscal year 2015 due to the ratable recognition of our maintenance revenues.

Services Revenues
The $5.1 million decrease in service revenues during fiscal year 2015 was primarily due to the completion of several large implementation projects throughout the fiscal year and our efforts to transfer a greater portion of the implementation work to our system integrator partners on new implementation projects, resulting in a $7.0 million decrease in service revenues compared to fiscal year 2014. This is partially offset by $1.9 million in revenues recognized on an order previously deferred pending completion of certain project implementation milestones which was completed during fiscal year 2015.

We expect our services revenues to decrease as a percentage of total revenues in fiscal year 2016 as we continue to expand our network of third-party system integrators with whom our customers can contract for services related to our products, although these trends may not be evident in any given quarter as the mix of revenues may fluctuate.
Deferred Revenues

	As of July 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license revenues	$13,558	$19,295	$(5,737)	(30)%
Deferred maintenance revenues	32,365	28,702	3,663	13
Deferred services revenues	6,643	7,335	(692)	(9)
Total deferred revenues	$52,566	$55,332	$(2,766)	(5)%
The $5.7 million decrease in deferred license revenues compared to prior year end was primarily driven by $8.7 million of revenue recognized from existing orders previously deferred due to contractual terms affecting revenue recognition, and revenue recognized upon meeting performance obligations on certain arrangements. This is partially offset by $3.0 million in current year billings on existing orders being recognized on a ratable basis and new orders being deferred due to contractual terms effecting revenue recognition.
The $3.7 million increase in deferred maintenance revenues compared to the prior year end was primarily driven by revenues deferred from new and existing orders during the current fiscal year. This increase reflects the combined effect of the annual billing pattern of our multi-year arrangements and increased volume of orders being recognized over the respective service periods.
The $0.7 million decrease in deferred services revenues compared to the prior year end was primarily driven by $1.9 million of services revenues recognized for upon completion of certain project implementation milestones, partially offset by $1.2 million of services billings deferred due to certain contractual terms.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit
Our cost of revenues and gross profit are variable and depend on the type of revenues earned in each period. Our cost of license revenues is primarily comprised of royalty fees paid to third parties and fulfillment services personnel costs. Our cost of maintenance revenues is comprised of compensation and benefit expenses for our technical support team, including stock-based awards and allocated overhead. Our cost of services revenues is primarily comprised of compensation and benefit expenses for our professional service employees and contractors, including stock-based awards, travel-related costs and allocated overhead.
We allocate overhead such as IT support, facility and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense category.

	Fiscal years ended July 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Cost of revenues:
License	$4,605	$4,442	$163	4%
Maintenance	9,073	8,118	955	12
Services	133,506	136,387	(2,881)	(2)
Total cost of revenues	$147,184	$148,947	$(1,763)	(1)%
Includes stock-based compensation of:
Cost of license revenues	$222	$184	$38
Cost of maintenance revenues	1,158	797	361
Cost of services revenues	15,022	11,929	3,093
Total	$16,402	$12,910	$3,492
The $1.8 million decrease in cost of revenues was primarily driven by a decrease of $6.8 million in third-party consultant costs and billable expenses and $0.2 million decrease in royalty fees, partially offset by an increase of $2.8 million in allocated overhead, an increase of $1.4 million in compensation and benefit expenses including stock-based awards, an increase of $0.7 million in recruiting and general office expenses, and an increase of $0.3 million in professional services. The decrease in third-party consultant costs and billable expenses was due to completion of several large implementation projects that required significant contractor support. The increase in allocated overhead costs was attributable to higher IT support, facility and other administrative costs, as a result of an increase in headcount. The increase in compensation and benefit expenses was primarily due to the issuance of equity awards to new and existing employees. Our professional service and technical support headcount was 550 at July 31, 2015 compared with 516 at July 31, 2014. The increase in headcount was primarily attributable to hiring in our international locations as we expanded our global operations.

	Fiscal years ended July 31,
	2015		2014		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License	$174,567	97%	$147,479	97%	$27,088	18%
Maintenance	40,951	82%	33,770	81%	7,181	21%
Services	17,835	12%	20,050	13%	(2,215)	(11)%
Total gross profit	$233,353	61%	$201,299	57%	$32,054	16%
The $32.1 million increase in gross profit was driven by higher term license and maintenance revenues. Our gross margin percentage improved from 57% to 61% due to increases in term license revenues and maintenance revenues that have higher gross margins combined with a decrease in lower gross margin service revenues.
We expect our gross margin to improve in fiscal year 2016, though it will vary from quarter to quarter, as higher gross margin license revenues will increase as a percentage of total revenues.

Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest components of our operating expenses are compensation and benefit expenses for our employees, including stock-based awards and, to a lesser extent, professional services, rent and facility costs.

	Fiscal years ended July 31,
	2015		2014		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$93,440	25%	$76,178	22%	$17,262	23%
Sales and marketing	82,023	21	71,295	20	10,728	15
General and administrative	41,397	11	35,404	10	5,993	17
Total operating expenses	$216,860	57%	$182,877	52%	$33,983	19%
Includes stock-based compensation of:
Research and development	$10,683		$9,008		$1,675
Sales and marketing	12,090		10,744		1,346
General and administrative	12,200		9,876		2,324
Total	$34,973		$29,628		$5,345
The $34.0 million increase in operating expenses was primarily driven by an increase of $22.1 million in compensation and benefit expenses, including stock-based awards, an increase of $8.8 million in professional services, an increase of $1.8 million in IT support, facility and other administrative costs, and an increase of $1.3 million in travel and marketing expenses.
Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $17.3 million increase in research and development expenses was primarily due to an increase of $9.2 million in compensation and benefit expenses, including stock-based awards, an increase of $4.0 million in consultant costs, an increase of $2.9 million in allocated overhead, an increase of $0.9 million in recruiting, employee training and other general office expenses, and an increase of $0.3 million in travel expense. Increases in compensation and benefit expenses, allocated overhead, employee travel, recruiting and training expenses were due to the increase in headcount in fiscal year 2015, the full year impact of employees hired throughout fiscal year 2014 and the issuance of equity awards to new and existing employees. The increase in consulting costs was driven by product development and enhancement projects. Our research and development headcount was 406 at July 31, 2015 compared with 328 at July 31, 2014.
We expect our research and development expenses to continue to increase in absolute dollars and, in fiscal year 2016, as a percentage of total revenues, as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions.
Sales and Marketing
Our sales and marketing expenses consist primarily of costs incurred for compensation and benefit expenses for our sales and marketing employees including stock-based awards and allocated overhead, as well as commission payments to our sales employees, sales travel expenses and professional services for marketing costs.
The $10.7 million increase in sales and marketing expenses was primarily due to an increase of $7.5 million in compensation and benefit expenses including stock-based awards and commissions, an increase of $1.8 million in allocated overhead, an increase of $0.7 million in employee travel expenses and marketing programs, an increase of $0.5 million in consultant costs, and an increase of $0.2 million in recruiting, training and general office expenses. Increases in compensation and benefit expenses, allocated overhead, recruiting and training expenses were due to the increase in headcount in fiscal year 2015, the full year impact of employees hired throughout fiscal year 2014 and the issuance of equity awards to new and existing employees. The increases in consultant costs, travel and marketing programs were primarily driven by an increase in sales activities for our new products in new geographical markets. Our sales and marketing headcount was 238 at July 31, 2015 compared with 219 at July 31, 2014.
We expect our sales and marketing expenses to continue to increase in absolute dollars as we continue to increase our sales and marketing activities to support business growth.
General and Administrative
Our general and administrative expenses consist primarily of compensation and benefit expenses, including stock-based awards, as well as professional services and facility costs related to our executive, finance, human resources, information technology, corporate development and legal functions.
The $6.0 million increase in general and administrative expenses was primarily due to increases in compensation and benefit expenses, including stock-based compensation, professional services costs, IT support, facility and other administrative costs, net of allocations to other functional departments. The increase in general and administrative expenses was due to business growth and headcount increase. Our general and administrative headcount was 147 at July 31, 2015 compared with 120 at July 31, 2014.
We expect our general and administrative expense to continue to increase in absolute dollars due to increases in personnel costs and infrastructure costs to support the growth of our business.
Other Income (Expense)

	Fiscal years ended July 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income	$2,245	$1,350	$895	66%
Other income (expenses), net	(1,998)	174	(2,172)	*
Total	$247	$1,524	$(1,277)	*

*	Not meaningful
Interest Income, Net

Interest income represents interest earned on our cash, cash equivalents and investments.
Interest income increased by $0.9 million primarily due to higher yields on our cash equivalents and investments as well as higher investment balances.
Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gain or loss due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.
Other expense increased by $2.2 million primarily due to higher foreign exchange losses resulting from the U.S. dollar strengthening against the Australian dollar, Canadian dollar, Euro, British pound, and Japanese Yen during fiscal year 2015 compared to fiscal year 2014.
Provision for Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Fiscal years ended July 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for income taxes	$6,855	$5,225	$1,630	31%

We recognized an income tax provision of $6.9 million for fiscal year 2015 compared to $5.2 million for fiscal year 2014. Our effective income tax rate increased to 41% for fiscal year 2015 compared to 26% for fiscal year 2014, which was primarily due to a change in estimate resulting in a decrease in tax credits for prior fiscal years, and the tax rate differences between the United States and foreign countries.
Comparison of the Fiscal Years Ended July 31, 2014 and 2013
Revenues

	Fiscal years ended July 31,
	2014		2013		Change
		% of total revenues		% of total revenues
	Amount		Amount		($)	(%)
	(in thousands, except percentages)
Revenues:
License	$151,921	43%	$123,560	41%	$28,361	23%
Maintenance	41,888	12	37,561	13	4,327	12
Services	156,437	45	139,528	46	16,909	12
Total revenues	$350,246	100%	$300,649	100%	$49,597	17%

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
The $27.0 million increase in term license revenues during fiscal year 2014 was primarily driven by $31.3 million of revenues recognized from new orders or expanded orders from existing customers, offset by a net decrease of $4.3 million of revenues due to contractual terms that affected license revenue recognition from customer contracts.
The $1.3 million increase in perpetual license revenues during fiscal year 2014 was primarily driven by revenues from existing customers for additional products in the current period.
Maintenance Revenues
The $4.3 million increase in maintenance revenues during fiscal year 2014 reflects our growing customer base.
Services Revenues
The $16.9 million increase in service revenues during fiscal year 2014 was primarily driven by an additional $14.4 million of revenues related to implementation of our software and $2.5 million revenues related to training and reimbursable travel costs. This increase is net of $2.3 million of services billings that were deferred due to certain contractual terms during fiscal year 2014.

Deferred Revenues

	As of July 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license revenues	$19,295	$14,435	$4,860	34%
Deferred maintenance revenues	28,702	22,017	6,685	30
Deferred services revenues	7,335	4,744	2,591	55
Total deferred revenues	$55,332	$41,196	$14,136	34%
The $4.9 million increase in deferred license revenues compared to prior year end was primarily driven by $3.7 million of deferred license billings for new deals during fiscal year 2014 and remaining revenues are deferred due to other contractual terms that affected license revenue recognition.
The $6.7 million increase in deferred maintenance revenues compared to the prior year end was primarily driven by our growing customer base and reflects the seasonal nature of the billing of maintenance revenues.
The $2.6 million increase in deferred services revenues compared to the prior year end was primarily driven by $2.3 million of services billings deferred due to certain contractual terms during fiscal year 2014.
Included in our long-term deferred revenues as of July 31, 2014, is $4.4 million of deferred revenue for one customer. The contractual obligation for this customer was met in the first quarter of fiscal year 2015 and the revenue was recognized in the first quarter of fiscal year 2015.
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
The $23.3 million increase in cost of revenues was primarily due to a 17% increase in revenues for fiscal year 2014. The increased costs were primarily driven by an increase of $10.4 million in personnel-related expenses as a result of an average increase of 47 additional employees hired during fiscal year 2014 primarily to provide implementation services to our customers, a $5.2 million increase in stock-based compensation expenses, a $4.4 million increase in non-billable travel related expenses, professional services, administrative expenses and royalties owed on third-party licensed technology, and $3.3 million increase in billable expenses and third-party consultant costs.

	Fiscal years ended July 31,
	2014		2013		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License	$147,479	97%	$122,640	99%	$24,839	20%
Maintenance	33,770	81	30,345	81%	3,425	11
Services	20,050	13	22,013	16%	(1,963)	(9)
Total gross profit	$201,299	57%	$174,998	58%	$26,301	15%
The $26.3 million increase in gross profit during fiscal year 2014 was primarily due to increases in license and service revenues that were partially offset by increases in corresponding costs of revenues. License margins decreased to 97% for fiscal year 2014 from 99% in fiscal year 2013, due to amortization of acquired intangibles and royalties owed on third-party licensed technology. Service margin decreased to 13% for fiscal year 2014 from 16% in fiscal year 2013, primarily due to an increase in compensation and benefit costs, as well as increases in stock-based awards and third-party consultant costs. Gross margin decreased slightly to 57% for fiscal year 2014 from 58% for fiscal year 2013, primarily due to an increase in revenues being attributed to services, which have lower margins than license and maintenance revenues, as well as a decrease in service margin.
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
The $37.6 million increase in operating expenses was primarily driven by increased personnel-related and operational expenses, including higher stock-based compensation, travel-related costs, marketing programs, professional services costs including consulting, as a result of hiring 46 additional employees during fiscal year 2014 in these functional areas.
Research and Development
The $13.2 million increase in research and development expenses was primarily due to an increase of $7.1 million in personnel-related expenses as a result of an average of 32 additional employees during fiscal year 2014, a $3.2 million increase in stock-based compensation and a $2.9 million increase in other professional services expenses and operational costs.
Sales and Marketing
The $20.3 million increase in sales and marketing expenses was primarily due to a $9.6 million increase in personnel-related expenses primarily as a result of an average of 52 additional employees during fiscal year 2014, a $7.1 million increase in stock-based compensation, a $1.8 million increase in travel-related costs and marketing programs, and a $1.8 million increase in operational costs.
General and Administrative

The $4.1 million increase in general and administrative expenses was primarily due to a $4.8 million increase in personnel-related expenses primarily as a result of an average of 19 additional employees during fiscal year 2014, and a $1.6 million increase in stock-based compensation. These increases were offset by a $2.3 million decrease in operational costs.
Other Income (Expense)

	Fiscal years ended July 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income, net	$1,350	$498	$852	*
Other income (expense), net	174	(114)	288	*
Total	$1,524	$384	$1,140	*
* Not meaningful
Interest Income, Net
Interest income increased by $0.9 million primarily due to higher interest income from the yield earned on the proceeds of our follow-on public offering and the investment of excess cash in fiscal year 2014.
Other Expense, Net
Other expense increased by $0.3 million primarily due to higher currency exchange losses resulting from the U.S. dollar strengthening against the Australian dollar, Canadian dollar, Euro, and British pound during fiscal year 2014 compared to fiscal year 2013.
Provision for Income Taxes

	Fiscal years ended July 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for income taxes	$5,225	$5,465	$(240)	(4)%
We recognized an income tax provision of $5.2 million for fiscal year 2014 compared to $5.5 million for fiscal year 2013. Our effective income tax rate increased to 26.2% for fiscal year 2014 compared to 18.1% for fiscal year 2013, which was primarily due to a decrease in tax credits.

Quarterly Results of Operations
The following table sets forth our selected unaudited quarterly financial information for each of the eight quarters ended July 31, 2015. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period.

	Fiscal quarters ended
	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013
	(unaudited) (in thousands, except per share amounts)
Total Revenues	$125,917	$85,440	$89,446	$79,734	$118,207	$82,035	$83,475	$66,529
Total cost of revenues	39,429	37,904	34,080	35,771	38,648	36,275	36,167	37,857
Total Gross profit	86,488	47,536	55,366	43,963	79,559	45,760	47,308	28,672
Income (loss) from operations	23,496	(6,700)	3,335	(3,638)	26,421	147	4,481	(12,627)
Net income (loss)	11,893	(2,987)	3,976	(2,997)	19,757	(1,913)	3,332	(6,455)
Income (loss) per share - basic	$0.17	$(0.04)	$0.06	$(0.04)	$0.29	$(0.03)	$0.05	$(0.11)
Income (loss) per share - diluted	$0.16	$(0.04)	$0.06	$(0.04)	$0.28	$(0.03)	$0.05	$(0.11)
Our quarterly results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control, making our results of operations variable and difficult to predict. Such factors include those discussed above and those set forth in “Risk Factors—We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors” and “Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline” in item 1A of Part I of this Annual Report on Form 10-K. One or more of these factors may cause our results of operations to vary widely. As such, we believe that our quarterly results of operations may vary significantly in the future and that sequential quarterly comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources
As of July 31, 2015, 2014 and 2013, we had $212.4 million, $148.1 million and $79.8 million of cash and cash equivalents, respectively, and working capital of $557.2 million, $421.0 million and $135.3 million, respectively.
Cash flows provided by operating activities were $63.7 million, $75.5 million and $32.5 million during the years ended July 31, 2015, 2014 and 2013, respectively. We had capital expenditures of $6.3 million, $5.0 million and $9.2 million for the years ended July 31, 2015, 2014 and 2013, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements.
As of July 31, 2015, approximately $26.6 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased orders in our fourth fiscal quarter. We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenues growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets. We also anticipate investing in, or acquiring complementary businesses, applications or technologies, which may require the use of significant cash resources and may require incremental financing.
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K:

	Fiscal years ended July 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$63,677	$75,491	$32,547
Net cash provided by (used in) investing activities	23,070	(380,420)	(148,913)
Net cash provided by (used in) financing activities	(17,351)	372,564	(8,621)
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $11.8 million. This is attributable to a net $24.3 million decrease in cash provided by working capital activity, partially offset by a $12.5 million increase in profitability after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, deferred taxes and other non-cash items. The decrease in cash provided by working capital activity was due to changes in deferred revenues, moderate increases in bonus and commission accruals, timing of invoicing to customers, and timing of payments to vendors during fiscal year 2015 as compared to fiscal year 2014.
Net cash provided by operating activities increased by $42.9 million in fiscal year 2014 from fiscal year 2013 due to a net $37.8 million increase in cash provided by working capital activity, and a $5.1 million increase in profitability after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, deferred taxes and other non-cash items. Increase in cash provided by working capital activity is primarily due to changes in deferred revenues, significant increases in bonus and commission accruals and timing of payments to vendors during fiscal year 2014 as compared to fiscal year 2013.
Cash Flows from Investing Activities
Our investing activities consist primarily of purchase and sales of short-term and long-term investments, capital expenditures to purchase property and equipment, and changes in our restricted cash. In the future, we expect we will continue to invest in capital expenditures to support our expanding operations.

Cash provided by investing activities increased by $403.5 million in fiscal year 2015, primarily due to a $208.8 million increase in proceeds from sales and maturity of our available-for-sale securities and a $195.8 million decrease in purchases of available-for-sale securities, as compared to fiscal year 2014 when we invested excess cash into available-for-sale securities from our follow-on public offering. This net increase in cash provided by investing activities was offset by a $1.3 million increase in capital expenditures to purchase property and equipment as compared to fiscal year 2014.
Cash used in investing activities increased by $231.5 million in fiscal year 2014 from fiscal year 2013 primarily due to the investment of excess cash into available-for-sale securities from our stock issuance in October 2013, through net purchases of available-for-sale securities of $246.8 million. The increase was offset by the absence of a business acquisition in fiscal 2014 of $14.6 million and decrease in capital expenditures of $4.2 million. The prior year included the release of restricted cash related to secured lines of credit for $3.5 million.
Cash Flows from Financing Activities
Our financing activities consist primarily of cash receipts from the exercise of stock options, payments of taxes withheld from vesting of RSUs and excess tax benefits realized on the exercise or release of each of these items. During the fourth quarter of fiscal year 2015, we began requiring that the general employee population sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes (“sell-to-cover”), rather than our previous approach of net share settlement. This requirement will continue to be phased in over the course of fiscal year 2016. We expect this sell-to-cover approach will materially reduce cash used for financing activities in future periods. In fiscal year 2014, we received net inflows of cash from financing activities related to public offerings.
Cash flows provided by financing activities decreased by $389.9 million during fiscal year 2015 when compared to fiscal year 2014. During fiscal year 2014, we received $389.5 million in net proceeds from our follow-on offering of common stock, after deducting underwriters’ discounts and commissions and paying expenses in connection with the offering. Additionally, the net impact of fewer stock option exercises, lower excess tax benefits combined with less taxes remitted for RSU releases contributed to the remaining $0.4 million decrease in cash provided by financing activities. Option proceeds have declined during fiscal year 2015 and will continue to decline with the decreasing population of exercisable options. Taxes remitted for RSU releases have and will decline with the switch from the net share settlement to the sell-to-cover tax withholding method. The current year decrease of excess tax benefits is in line with less options exercised and RSUs released during fiscal year 2015 compared to fiscal year 2014.
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
Contractual Obligations
The following summarizes our contractual obligations as of July 31, 2015:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$6,195	$12,015	$5,378	$—	$23,588
Royalty obligations (2)	697	711	—	—	1,408
Purchase commitments (3)	9,107	2,011	—	—	11,118
Total (4)	$15,999	$14,737	$5,378	$—	$36,114

(1)	Operating lease agreements primarily represent our obligations to make payments under our non-cancellable lease agreements for our corporate headquarters and offices through 2019.

(2)	Royalty obligations primarily represent our obligations under our non-cancellable agreements related to certain revenue-generating agreements.

(3)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancellable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

(4)
Excluded from the table above are unrecognized tax benefits of $6.1 million associated with our U.S. federal and California research and development tax credits as of July 31, 2015. We are unable to estimate when any cash settlement with a taxing authority might occur.

Off-Balance Sheet Arrangements
Through July 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of July 31, 2015, and 2014. Our cash, cash equivalents, and investments as of July 31, 2015, and 2014 were $677.8 million and $647.8 million, respectively, and consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds, and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the fiscal year ended July 31, 2015, we experienced 8 to 22 percent fluctuations in exchange rates in Euro, British Pound, Australia, Canadian dollar and Japanese Yen and as a result, recorded a foreign currency loss of $2.0 million as other income (expense) in our consolidated statements of income. We will continue to experience fluctuations in foreign currency exchange rates, and if a ten percent change in foreign exchange rates occurs in the future, a similar impact would result. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2015. We also have audited the Company’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidewire Software, Inc. and subsidiaries as of July 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP
Santa Clara, California
September 17, 2015

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2015	July 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$212,362	$148,101
Short-term investments	359,273	296,231
Accounts receivable	62,062	49,839
Deferred tax assets, current	13,845	11,431
Prepaid expenses and other current assets	14,102	10,828
Total current assets	661,644	516,430
Long-term investments	106,117	203,449
Property and equipment, net	12,160	12,607
Intangible assets, net	3,999	5,439
Deferred tax assets, noncurrent	5,896	8,681
Goodwill	9,205	9,205
Other assets	926	1,416
TOTAL ASSETS	$799,947	$757,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,816	$7,030
Accrued employee compensation	37,235	34,912
Deferred revenues, current	50,766	48,937
Other current liabilities	7,592	4,507
Total current liabilities	104,409	95,386
Deferred revenues, noncurrent	1,800	6,395
Other liabilities	4,350	4,760
Total liabilities	110,559	106,541
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2015 and 2014, respectively; 71,005,738 and 69,082,261 shares issued and outstanding as of July 31, 2015 and 2014, respectively	7	7
Additional paid-in capital	662,869	629,076
Accumulated other comprehensive loss	(6,343)	(1,367)
Retained earnings	32,855	22,970
Total stockholders’ equity	689,388	650,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$799,947	$757,227

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2015	2014	2013
Revenues:
License	$179,172	$151,921	$123,560
Maintenance	50,024	41,888	37,561
Services	151,341	156,437	139,528
Total revenues	380,537	350,246	300,649
Cost of revenues:
License	4,605	4,442	920
Maintenance	9,073	8,118	7,216
Services	133,506	136,387	117,515
Total cost of revenues	147,184	148,947	125,651
Gross profit:
License	174,567	147,479	122,640
Maintenance	40,951	33,770	30,345
Services	17,835	20,050	22,013
Total gross profit	233,353	201,299	174,998
Operating expenses:
Research and development	93,440	76,178	62,991
Sales and marketing	82,023	71,295	50,948
General and administrative	41,397	35,404	31,320
Total operating expenses	216,860	182,877	145,259
Income from operations	16,493	18,422	29,739
Interest income	2,245	1,350	498
Other income (expenses), net	(1,998)	174	(114)
Income before provision for income taxes	16,740	19,946	30,123
Provision for income taxes	6,855	5,225	5,465
Net income	$9,885	$14,721	$24,658
Earnings per share:
Basic	$0.14	$0.22	$0.44
Diluted	$0.14	$0.21	$0.40
Shares used in computing earnings per share:
Basic	70,075,908	65,748,896	56,331,018
Diluted	72,314,433	69,112,733	61,569,195

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	As of July 31,
	2015	2014	2013
Net income	$9,885	$14,721	$24,658
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,937)	288	(1,102)
Unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $38, (7), and $0	(83)	(42)	24
Reclassification adjustment for realized loss (gain) included in net income	44	(39)	—
Other comprehensive income (loss)	(4,976)	207	(1,078)
Comprehensive income	$4,909	$14,928	$23,580

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2012	53,956,608	$5	$197,900	$(496)	$(16,409)	$181,000
Issuance of common stock upon exercise of stock options	2,904,248	1	9,123	—	—	9,124
Issuance of common stock upon RSU release	1,621,047	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(572,626)	—	(19,963)	—	—	(19,963)
Stock-based compensation	—	—	25,505	—	—	25,505
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	2,586	—	—	2,586
Net income	—	—	—	—	24,658	24,658
Foreign currency translation adjustment	—	—	—	(1,102)	—	(1,102)
Unrealized gain on available-for-sale securities	—	—	—	24	—	24
Balance as of July 31, 2013	57,909,277	6	215,151	(1,574)	8,249	221,832
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	8,306,291	1	389,948	—	—	389,949
Costs incurred in connection with public offering	—	—	(408)	—	—	(408)
Issuance of common stock upon exercise of stock options	1,579,469	—	8,755	—	—	8,755
Issuance of common stock upon RSU release	2,007,423	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(720,199)	—	(32,799)	—	—	(32,799)
Stock-based compensation	—	—	42,538	—	—	42,538
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	5,891	—	—	5,891
Net income	—	—	—	—	14,721	14,721
Foreign currency translation adjustment	—	—	—	288	—	288
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(42)	—	(42)
Reclassification adjustment for realized gain included in net income	—	—	—	(39)	—	(39)
Balance as of July 31, 2014	69,082,261	$7	$629,076	$(1,367)	$22,970	$650,686
Issuance of common stock upon exercise of stock options	665,665	—	6,294	—	—	6,294
Issuance of common stock upon RSU release	1,819,825	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(562,013)	—	(27,183)	—	—	(27,183)
Stock-based compensation	—	—	51,375	—	—	51,375
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	3,307	—	—	3,307
Net income	—	—	—	—	9,885	9,885
Foreign currency translation adjustment	—	—	—	(4,937)	—	(4,937)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(83)	—	(83)
Reclassification adjustment for realized loss included in net income	—	—	—	44	—	44
Balance as of July 31, 2015	71,005,738	$7	$662,869	$(6,343)	$32,855	$689,388

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,885	$14,721	$24,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,480	6,751	4,821
Stock-based compensation	51,375	42,538	25,505
Excess tax benefit from exercise of stock options and vesting of RSUs	(3,538)	(7,067)	(2,586)
Deferred taxes	295	(2,718)	(265)
Amortization of premium on available-for-sale securities	4,839	3,490	520
Loss on disposals of property and equipment	1	99	34
Changes in operating assets and liabilities:
Accounts receivable	(12,999)	(9,276)	(8,478)
Prepaid expenses and other assets	(3,178)	(1,372)	(2,690)
Accounts payable	2,266	393	355
Accrued employee compensation	3,261	8,463	147
Other liabilities	6,253	5,288	4,574
Deferred revenues	(2,263)	14,181	(14,048)
Net cash provided by operating activities	63,677	75,491	32,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(491,626)	(687,419)	(212,035)
Sales and maturities of available-for-sale securities	520,997	312,149	83,567
Acquisition, net of cash acquired	—	(157)	(14,749)
Purchase of property and equipment	(6,301)	(4,993)	(9,228)
Decrease in restricted cash	—	—	3,532
Net cash provided by (used in) investing activities	23,070	(380,420)	(148,913)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	6,294	8,755	9,123
Taxes remitted on RSU awards vested	(27,183)	(32,799)	(20,330)
Proceeds from issuance of common stock in connection with stock offerings, net of underwriting discounts and commission	—	389,949	—
Costs paid in connection with stock offerings	—	(408)	—
Excess tax benefit from exercise of stock options and vesting of RSUs	3,538	7,067	2,586
Net cash provided by (used in) financing activities	(17,351)	372,564	(8,621)
Effect of foreign exchange rate changes on cash and cash equivalents	(5,135)	699	(964)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,261	68,334	(125,951)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	148,101	79,767	205,718
CASH AND CASH EQUIVALENTS—END OF YEAR	$212,362	$148,101	$79,767
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$4	$—
Cash paid for income taxes, net of tax refunds	$1,899	$2,141	$2,266
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$496	$768	$693
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc. together with its subsidiaries (the “Company”) provides a technology platform which consists of three key elements: core transaction processing, data management and analytics, and digital engagement. It supports core insurance operations, including underwriting and policy administration, claim management and billing. The Company’s customers include insurance carriers for property and casualty insurance.
Basis of Presentation and Consolidation
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Guidewire Software, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period in which the transactions occur. The effects of foreign currency translations are recorded in accumulated other comprehensive income/loss as a separate component of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses from foreign currency transactions that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are recorded as other income (expense) in the consolidated statements of income.

Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist of commercial paper and money market funds.

Investments

 Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments are held as available-for-sale investments.

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive (loss) income.
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
Product Development Costs
Certain software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through July 31, 2015, costs incurred subsequent to the establishment of technological feasibility have not been material, and therefore, all software development costs have been charged to research and development expense in the accompanying consolidated statements of income as incurred.

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
The Company tests goodwill for impairment annually during the fourth quarter of each fiscal year and in the interim whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In performing the qualitative assessment, the Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets and changes in the price of the Company’s common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed.
In connection with the acquisition of Millbrook during the fourth quarter of fiscal 2013, the Company allocated $9.2 million to goodwill. The Company did not recognize any goodwill impairment losses associated with its single reporting unit in fiscal 2015 or 2014.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company maintains its cash, cash equivalents and investments with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).
No customer accounted for 10% or more of the Company’s revenues for the years ended July 31, 2015, 2014 and 2013. No customer accounted for 10% or more of the Company’s total accounts receivable as of July 31, 2015. The Company had one customer that accounted for 10% of total accounts receivable as of July 31, 2014.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amounts, net of the Company’s estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable, and there is judgment involved in such assessment. The Company regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances, customers’ financial condition and current economic conditions that may affect a customer’s ability to pay. The Company has had no allowance for doubtful accounts in the periods presented in this Annual Report on Form 10-K. The Company’s accounts receivable are not collateralized by any security.

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

•
Fees are fixed or determinable. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. For perpetual licenses, the Company does not generally offer extended payment terms with typical terms of payment due between 30 and 60 days from delivery of software. Fees from term licenses are generally due in annual or, in certain cases, quarterly installments over the term of the agreement beginning on the effective date of the license. Accordingly, fees from term licenses are not considered to be fixed or determinable until they become due.

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
If reliable estimates of total project costs cannot be made or VSOE for maintenance has not been established and it is reasonably assured that no loss will be incurred under the arrangement, revenues are recognized pursuant to the zero gross margin method. Under this method, revenues recognized are limited to the costs incurred for the implementation services. When zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, the Company switches to the percentage-of-completion method, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related deferred professional service margin is recognized in full as revenues. There were no cumulative effect adjustments for the fiscal years ended July 31, 2015 and 2014. For the fiscal year ended July 31, 2013, the cumulative effect adjustment for license and service revenue was $3.2 million and $1.7 million, respectively.
The Company generally invoices fees for licenses and maintenance to its customers in annual or, in certain cases, quarterly installments payable in advance. Deferred revenues represent amounts, which are billed to or collected from customers for which one or more of the revenue recognition criteria have not been met. The deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.
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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the years ended July 31, 2015, 2014 and 2013.
Stock-Based Compensation
The Company recognizes compensation expense related to stock options and restricted stock units (“RSUs”) granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The awards are subject to time-based vesting, which generally occurs over a period of four years. Option awards expire 10 years from the grant date. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, of the Company’s stock options using the Black-Scholes option-pricing model. The Company recognizes the fair value of stock-based compensation for awards which contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards which contain performance conditions based upon the probability of that performance condition being met, net of estimated forfeitures, using the graded method. Compensation cost for RSUs is generally recognized over the time-based vesting period.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement carrying amounts of existing assets and liabilities by using enacted tax rates in effect for the year in which the difference is expected to reverse. Deferred tax assets and liabilities are classified as either current or noncurrent based on the related asset or liability. Deferred tax assets related to excess tax benefits are recorded when utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that some portion or all of such deferred tax assets will not be realized and is based on the positive and negative evidence about the future including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

The effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of income or losses, changes in the expected outcome of audits, or changes in the deferred tax valuation allowance.
The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statement of income.
Recent Accounting Pronouncement
Cloud Computing Arrangements that Include a Software Element
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for service contracts. ASU 2015-05 is effective for the Company in the first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2015-05 on its consolidated financial statements.
Stock-Based Compensation
In June 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). This ASU provides authoritative guidance for share-based payments with a performance condition that could be achieved after the requisite service period when an employee is eligible to retire or otherwise terminate employment before the end of the period in which the performance target could be achieved and still be eligible. The standard will be effective for the Company beginning August 1, 2016. The adoption of this accounting standard update will not impact the Company’s consolidated financial statements based on current compensation programs.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016. The standard will be effective for the Company beginning August 1, 2018 and permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our consolidated financial statements.

2. Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$82,946	$21	$(4)	$82,963
Commercial paper	142,822	13	(4)	142,831
Corporate bonds	281,942	47	(216)	281,773
U.S. government bonds	32,529	13	(2)	32,540
Foreign government bonds	8,663	7	(2)	8,668
Certificate of deposit	2,700	—	—	2,700
Money market funds	88,319	—	—	88,319
Total	$639,921	$101	$(228)	$639,794

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$94,048	$30	$(21)	$94,057
Asset-backed securities	1,363	—	(2)	1,361
Commercial paper	132,442	14	(4)	132,452
Corporate bonds	297,731	104	(182)	297,653
U.S. government bonds	17,991	3	(3)	17,991
Foreign government bonds	2,755	—	(1)	2,754
Certificate of deposit	6,709	—	(1)	6,708
Money market funds	53,959	—	—	53,959
Municipal debt securities	12,985	13	(1)	12,997
Total	$619,983	$164	$(215)	$619,932
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	July 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$18,749	$(4)	$—	$—	$18,749	$(4)
Commercial paper	31,975	(4)	—	—	31,975	(4)
Corporate bonds	202,791	(216)	—	—	202,791	(216)
U. S. government bonds	9,987	(2)	—	—	9,987	(2)
Foreign government bonds	3,065	(2)	—	—	3,065	(2)
Total	$266,567	$(228)	$—	$—	$266,567	$(228)

As of July 31, 2015, the Company had 102 investments in a gross unrealized loss position amounting to $0.2 million. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at July 31, 2015 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were immaterial.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of July 31, 2015:

	Less Than 12 Months	12 to 36 Months	Total

U.S. agency securities	$68,212	$14,751	$82,963
Commercial paper	142,831	—	142,831
Corporate bonds	202,964	78,809	281,773
U.S. government bonds	19,983	12,557	32,540
Foreign government bonds	8,668	—	8,668
Certificate of deposit	2,700	—	2,700
Money market funds	88,319	—	88,319
Total	$533,677	$106,117	$639,794

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
The Company validates the quoted market prices provided by its primary pricing service by comparing their assessment of the fair values of our Level 2 investment portfolio balance against the fair values of its Level 2 investment portfolio balance provided by our investment managers. The Company’s investment managers use similar techniques to our professional pricing service to derive pricing as described above.
The Company did not have any Level 3 financial assets or liabilities as of July 31, 2015, or 2014.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	July 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$86,085	$—	$86,085
Money market funds	88,319	—	—	88,319
Short-term investments:
U.S. agency securities	—	68,212	—	68,212
Commercial paper	—	56,746	—	56,746
U. S. government bonds	—	19,983	—	19,983
Foreign government bonds	—	8,668	—	8,668
Corporate bonds	—	202,964	—	202,964
Certificate of deposit	—	2,700	—	2,700
Long-term investments:
U.S. agency securities	—	14,751	—	14,751
Corporate bonds	—	78,809	—	78,809
U.S. government bonds	—	12,557	—	12,557
Total assets	$88,319	$551,475	$—	$639,794

	July 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$66,293	$—	$66,293
Money market funds	53,959	—	—	53,959
Short-term investments:
U.S. agency securities	—	29,062	—	29,062
Asset-backed securities	—	1,361	—	1,361
Commercial paper	—	66,159	—	66,159
U. S. government bonds	—	9,995	—	9,995
Corporate bonds	—	172,648	—	172,648
Certificate of deposit	—	4,009	—	4,009
Municipal debt securities	—	12,997	—	12,997
Long-term investments:
U.S. agency securities	—	64,995	—	64,995
Certificate of deposit	—	2,699	—	2,699
Corporate bonds	—	125,005	—	125,005
U.S. government bonds	—	7,996	—	7,996
Foreign government bonds	—	2,754	—	2,754
Total assets	$53,959	$565,973	$—	$619,932

3. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following:

	July 31, 2015	July 31, 2014
	(in thousands)
Computer hardware	$15,099	$11,882
Software	4,867	4,605
Furniture and fixtures	3,065	2,732
Leasehold improvements	8,040	7,069
Total property and equipment	31,071	26,288
Less accumulated depreciation	(18,911)	(13,681)
Property and equipment, net	$12,160	$12,607
As of July 31, 2015, and 2014, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $6.0 million, $5.3 million and $4.5 million during the years ended July 31, 2015, 2014 and 2013, respectively.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill acquired through the Millbrook acquisition on May 10, 2013:

Total
(in thousands)
Goodwill, July 31, 2013	$9,048
Changes in carrying value	157
Goodwill, July 31, 2014	$9,205
Changes in carrying value	—
Goodwill, July 31, 2015	$9,205
Intangible assets consist of the following:

	July 31, 2015	July 31, 2014
	(in thousands)
Acquired technology:
Cost	$7,200	$7,200
Accumulated amortization	(3,201)	(1,761)
Intangible assets, net	$3,999	$5,439
Amortization expense was $1.4 million, $1.4 million and $0.3 million during the years ended July 31, 2015, 2014 and 2013, respectively. Estimated aggregate amortization expense for each of the next three fiscal years is as follows:

Future Amortization
Fiscal Year Ending July 31,	(in thousands)
2016	$1,440
2017	1,440
2018	1,119
Total	$3,999
Accrued Employee Compensation
Accrued employee compensation consists of the following:

	July 31, 2015	July 31, 2014
	(in thousands)
Accrued bonuses	$19,819	$19,213
Accrued commission	5,008	3,593
Accrued vacation	7,980	8,100
Accrued salaries, payroll taxes and benefits	4,428	4,006
Total	$37,235	$34,912
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(In thousands)
Balance as of July 31,2013	$(1,598)	$24	$(1,574)
Other comprehensive income (loss) before reclassification adjustments:	288	(49)	239
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	(39)	(39)
Tax effect	—	7	7
Balance as of July 31, 2014	(1,310)	(57)	(1,367)
Other comprehensive income (loss) before reclassification adjustments:	(4,937)	(121)	(5,058)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	44	44
Tax effect	—	38	38
Balance as of July 31, 2015	$(6,247)	$(96)	$(6,343)

4. Net Income per Share
The Company calculates basic earnings per share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and restricted stock units are considered to be common stock equivalents.
The following table sets forth the computation of the Company’s basic and diluted net income per share for the years ended July 31, 2015, 2014 and 2013:

	Fiscal years ended July 31,
	2015	2014	2013
	(in thousands, except share and per share amounts)
Numerator:
Net income	$9,885	$14,721	$24,658
Net income per share:
Basic	$0.14	$0.22	$0.44
Diluted	$0.14	$0.21	$0.40

	Fiscal years ended July 31,
	2015	2014	2013

Denominator:
Weighted average shares used in computing net income per share:
Basic	70,075,908	65,748,896	56,331,018
Weighted average effect of diluted stock options	1,223,106	1,896,766	3,392,797
Weighted average effect of dilutive restricted stock units	1,015,419	1,467,071	1,845,380
Diluted	72,314,433	69,112,733	61,569,195
The following outstanding shares of common stock equivalents are excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Fiscal years ended July 31,
	2015	2014	2013
Stock options to purchase common stock	290,670	206,136	320,325
Restricted stock units	678	76,840	64,397
5. Commitments and Contingencies
The following table presents a summary of the Company’s contractual obligations and commitments as of July 31, 2015:

	Lease Obligations	Royalty Obligations (1)	Purchase Commitments (2)	Total
Fiscal Year Ending July 31,	(in thousands)
2016	$6,195	$697	$9,107	$15,999
2017	6,132	560	1,812	8,504
2018	5,883	151	199	6,233
2019	5,203	—	—	5,203
2020	175	—	—	175
Total	$23,588	$1,408	$11,118	$36,114

(1)	Royalty obligations primarily represent our obligations under our non-cancellable agreements related to software used in certain revenue-generating agreements.

(2)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancellable commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

Leases
The Company leases certain facilities and equipment under operating leases. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its new corporate headquarters, located in Foster City, California, for approximately 97,674 square feet of space commencing August 1, 2012. In connection with the new lease, the Company opened an unsecured letter of credit with Silicon Valley Bank for $1.2 million. On July 1, 2015, the unsecured letter of credit was reduced from $0.8 million to $0.4 million in accordance with the lease agreement.
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $5.5 million, $5.8 million and $5.3 million during the years ended July 31, 2015, 2014 and 2013, respectively.
Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments as of July 31, 2015 and 2014, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.7 million as of July 31, 2015) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of July 31, 2015 or July 31, 2014.
Legal Proceedings

From time to time, the Company is involved in various other legal proceedings and receives claims, arising from the normal course of business activities. The Company accrues for estimated losses in the accompanying consolidated financial statements for matters with respect to which the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.
Indemnification
The Company sells software licenses and services to its customers under contracts (“Software License”). Each Software License contains the terms of the contractual arrangement with the customer and generally includes certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third-party. Software Licenses also indemnify the customer against losses, expenses, and liabilities from damages that may be assessed against the customer in the event the Company’s software is found to infringe upon such third-party rights.
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of July 31, 2015 and 2014. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
6. Stockholders’ Equity and Stock-Based Compensation
Equity Incentive Plans
On September 14, 2011, the Company’s Board of Directors adopted the 2011 Stock Plan (“2011 Plan”) for the purpose of granting equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company had initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization.
In addition, the Company has equity awards outstanding from its other equity incentive plans, the 2006 Stock Plan, the 2009 Stock Plan and the 2010 Restricted Stock Unit Plan, which were discontinued for the purposes of making new grants upon the adoption of the 2011 Plan.

Stock-Based Compensation Expense
Stock-based compensation expense related to options and restricted stock units (“RSUs”) granted to employee and non-employee is as follows:

	Fiscal years ended July 31,
	2015	2014	2013
	(in thousands)
Cost of license revenues	$222	$184	$—
Cost of maintenance revenues	1,158	797	830
Cost of services revenues	15,022	11,929	6,910
Research and development	10,683	9,008	5,843
Sales and marketing	12,090	10,744	3,672
General and administrative	12,200	9,876	8,250
Total stock-based compensation expense	51,375	42,538	25,505
Tax benefit from stock-based compensation	19,087	15,905	9,902
Total stock-based compensation expense, net of tax effect	$32,288	$26,633	$15,603
As of July 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures and before tax benefit, was as follows:

	As of July 31, 2015
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$98,772	2.4
Stock options	5,207	2.2
	$103,979
RSUs
RSU activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
			(in thousands)
Balance as of July 31, 2012	3,992,177	$8.00	$102,439
Granted	2,024,221	33.68
Released	(1,623,182)	9.88	$56,200
Canceled	(365,615)	17.72
Balance as of July 31, 2013	4,027,601	19.27	$176,248
Granted	1,667,433	43.87
Released	(2,007,423)	18.59	$91,300
Canceled	(303,390)	31.48
Balance as of July 31, 2014	3,384,221	30.70	$137,061
Granted	1,664,413	47.50
Released	(1,819,825)	25.99	$88,648
Canceled	(346,135)	36.72
Balance as of July 31, 2015	2,882,674	$42.65	$170,222

(1)
Aggregate intrinsic value at each fiscal year end represents the total market value of RSUs at the Company’s closing stock price of $59.05, $40.50 and $43.76 on July 31, 2015, 2014 and 2013, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released RSUs at date of release.

The Company’s restricted stock units also included performance stock unit (“PSU”) awards, which have been granted to certain executives and employees of the Company. The PSU awards included performance conditions as well as time-based vesting which generally vest over four years. Included in fiscal year 2015, 2014 and 2013 stock-based compensation were $2.4 million, $1.6 million and $1.7 million of expense for performance-based awards, which were tied to the Company’s fiscal year 2015, 2014 and 2013 financial results, respectively.
During the fourth quarter of fiscal year 2015, the Company began requiring that the general employee population sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes (“sell-to-cover”), rather than its previous approach of net share settlement.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2012	6,486,641	$3.74	6.1	$142,321
Granted	377,412	32.36
Exercised	(2,905,296)	3.12		$86,000
Canceled	(195,529)	10.55
Balance as of July 31, 2013	3,763,228	$6.74	5.7	$139,315
Granted	225,930	46.63
Exercised	(1,580,344)	5.53		$65,300
Canceled	(8,561)	21.75
Balance as of July 31, 2014	2,400,253	$11.24	5.5	$71,640
Granted	138,643	47.23
Exercised	(665,665)	9.46		27,263
Canceled	(51,169)	23.04
Balance as of July 31, 2015	1,822,062	$14.29	4.9	$81,548
Vested and expected to vest as of July 31, 2015	1,806,380	$14.01	4.9	$81,351
Exercisable as of July 31, 2015	1,515,927	$8.47	4.2	$76,075

(1)
Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $59.05, $40.50 and $43.76 on July 31, 2015, 2014 and 2013 and the exercise price of the option, respectively. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards
The per share fair value of each stock option was determined using the Black-Scholes option-pricing model with the following assumptions. Each of these inputs is subjective and generally requires significant judgment to determine.
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
Expected Volatility—The expected volatility is derived from the historical stock volatilities of several comparable publicly listed peers over a period approximately equal to the expected term of the options as the Company has limited trading history This is not materially different from the historical volatility of its own common stock.
Risk-Free Interest Rate— The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.
Expected Dividend—The expected dividend is zero as the Company has never paid dividends and has no expectations to do so.

The following assumptions were used to estimate the fair value of options granted for each of years presented:

	Fiscal years ended July 31,
	2015	2014	2013
Expected life (in years)	6.0 - 6.1	5.0 - 6.1	5.1 - 6.1
Risk-free interest rate	1.7% - 1.9%	1.5% - 2.0%	0.6% - 1.2%
Expected volatility	39.4% - 45.1%	41.3% - 46.2%	45.1% - 48.7%
Expected dividend yield	—%	—%	—%
Weighted average fair value of options granted	$20.78	$21.06	$14.06
Forfeiture —Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on historical experience and analysis of employee turnover behavior.
Common Stock Reserved for Future Issuance
As of July 31, 2015 and 2014, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2015	July 31, 2014
Exercise of stock options to purchase common stock	1,822,062	2,400,253
Vesting of restricted stock units	2,882,674	3,384,221
Shares available for grant under stock plans	14,363,906	11,703,962
Total common stock reserved for issuance	19,068,642	17,488,436

7. Income Taxes
The Company’s income before provision for income taxes for the years ended July 31, 2015, 2014 and 2013 is as follows:

	Fiscal years ended July 31,
	2015	2014	2013
	(in thousands)
Domestic	$11,348	$11,956	$25,725
International	5,392	7,990	4,398
Income before provision for income taxes	$16,740	$19,946	$30,123
The provision for income taxes consists of the following:

	Fiscal years ended July 31,
	2015	2014	2013
	(in thousands)
Current:
U.S. federal	$2,509	$5,235	$1,296
State	300	1,326	999
Foreign	3,910	2,509	3,479
Total current	6,719	9,070	5,774
Deferred:
U.S. federal	983	(4,277)	(258)
State	169	78	483
Foreign	(1,016)	354	(534)
Total deferred	136	(3,845)	(309)
Total provision for income taxes	$6,855	$5,225	$5,465

Differences between income taxes calculated using the statutory federal income tax rate of 35% and the provision for income taxes are as follows:

	Fiscal years ended July 31,
	2015	2014	2013
	(in thousands)
Statutory federal income tax	$5,858	$6,977	$10,538
Nondeductible items and other	1,575	1,164	(577)
State income taxes, net of federal benefit	388	840	(858)
Foreign income taxed at different rates	816	(207)	1,405
Tax credits	(1,697)	(3,612)	(7,199)
Change in valuation allowance	(85)	63	2,156
Total provision for income taxes	$6,855	$5,225	$5,465
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2015	2014
	(in thousands)
Accruals and reserves	$9,974	$8,488
Stock-based compensation	5,534	4,347
Deferred revenues	410	1,485
Property and equipment	914	298
Net operating loss carryforwards	436	1,161
Tax credits	10,435	11,699
Total deferred tax assets	27,703	27,478
Less valuation allowance	6,783	4,938
Net deferred tax assets	20,920	22,540
Less deferred tax liabilities:
Intangible assets	1,179	1,701
Foreign deferred revenue	—	727
Total net deferred tax assets	$19,741	$20,112
During the years ended July 31, 2015, 2014 and 2013, the Company was able to consider positive evidence in determining the realizability of its deferred tax assets, including projections for future growth, and determined a significant portion of the valuation allowance was not required. A valuation allowance of $6.8 million and $4.9 million remained as of July 31, 2015 and 2014, respectively, for California research and development credits that were not more likely than not realizable.
As of July 31, 2015, the Company had U. S. federal, California and other states net operating loss (“NOL”) carryforwards of $204.8 million, $113.0 million, and $7.0 million, respectively. The U. S. federal and California NOL carryforwards will start to expire in 2026 and 2016, respectively.
The Company had research and development tax credit (“R&D credit”) carryforwards of the following:

As of July 31, 2015
(in thousands)
U.S. federal	$14,121
California	15,523
Total R&D credit carryforwards	$29,644

The U.S. federal R&D credit will start to expire in 2023. California R&D tax credits have no expiration.
The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized through reduction to income tax payable on the tax returns. As a result, the pre-tax excess tax benefits included in federal and California net operating loss carryforwards on the tax returns but not reflected in deferred tax assets for fiscal year 2015 are $204.1 million and $112.9 million, respectively.
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
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of July 31, 2015, U.S. income taxes were not provided for on the cumulative total of $22.7 million in undistributed earnings from profitable foreign subsidiaries. As of July 31, 2015, the unrecognized deferred tax liability for these earnings was approximately $7.8 million.
Unrecognized Tax Benefits
The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal years ended July 31,
	2015	2014	2013
	(in thousands)
Unrecognized benefit - beginning of period	$7,976	$6,727	$3,937
Gross increases (decreases) - prior period tax positions	(2,895)	(368)	370
Gross increases - current period tax positions	1,028	1,617	2,420
Unrecognized benefit - end of period	$6,109	$7,976	$6,727
During the year ended July 31, 2015, the Company’s unrecognized tax benefits decreased by $1.9 million, primarily associated with the Company’s U.S. federal and California R&D tax credits. As of July 31, 2015, the Company had unrecognized tax benefits of $2.8 million that, if recognized, would affect the Company’s effective tax rate.
The Company or one of its subsidiaries files income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. If the Company utilizes net operating losses or tax credits in future years, the U.S. federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2015. As of July 31, 2015, the Company has no tax audits in progress in our foreign jurisdictions.

8. Defined Contribution and Other Post-retirement Plans
The Company’s employee savings and retirement plan in the United States is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $4,000 per participant per calendar year. Certain of the Company’s foreign subsidiaries also have defined contribution plans in which a majority of its employees participate and the Company makes matching contributions. The Company’s contributions to its 401(k) and foreign subsidiaries’ plans were $4.3 million, $3.2 million and $1.8 million for the fiscal years ended July 31, 2015, 2014 and 2013, respectively.
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

The following table sets forth revenues by country and region based on the billing address of the customer:

	Fiscal years ended July 31,
	2015	2014	2013
	(in thousands)
United States	$208,104	$203,791	$172,793
Canada	37,833	39,100	42,632
Other Americas	7,162	8,106	6,932
Total Americas	253,099	250,997	222,357
United Kingdom	44,393	37,890	20,660
Other EMEA	47,449	35,149	27,543
Total EMEA	91,842	73,039	48,203
APAC	35,596	26,210	30,089
Total revenues	$380,537	$350,246	$300,649
No country other than those listed above accounted for more than 10% of revenues during the years ended July 31, 2015, 2014 and 2013.
The following table sets forth the Company’s long-lived assets, including goodwill and intangibles, net by geographic region:

	July 31, 2015	July 31, 2014
	(in thousands)
Americas	$22,746	$25,573
EMEA	2,183	950
APAC	435	728
Total	$25,364	$27,251

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of July 31, 2015.

Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.
Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2015, and is incorporated in this report by reference.

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
Richard Hart
Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Marcus S. Ryu, Richard Hart, and Winston King, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus S. Ryu	President, Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2015
Marcus S. Ryu

/s/ Richard Hart	Chief Financial Officer (Principal Financial and Accounting Officer)	September 17, 2015
Richard Hart

/s/ John Cavoores	Director (Chairman of the Board)	September 17, 2015
John Cavoores

/s/ Andrew Brown	Director	September 17, 2015
Andrew Brown

/s/ Craig Conway	Director	September 17, 2015
Craig Conway

/s/ Guy Dubois	Director	September 17, 2015
Guy Dubois

/s/ Peter Gassner	Director	September 17, 2015
Peter Gassner

/s/ Paul Lavin	Director	September 17, 2015
Paul Lavin
/s/ Clifton Thomas Weatherford	Director	September 17, 2015
Clifton Thomas Weatherford

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws.	8-K	3.1	January 22, 2013
4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	January 9, 2012
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	10.1	October 28, 2011
10.2	2006 Stock Plan and forms of agreements thereunder.	S-1	10.2	September 2, 2011
10.3	2009 Stock Plan and forms of agreements thereunder.	S-1	10.3	September 2, 2011
10.4	2010 Restricted Stock Unit Plan and forms of agreements thereunder.	S-1	10.4	September 2, 2011
10.5	2011 Stock Plan and forms of agreements thereunder.	S-1/A	10.5	December 13, 2011
10.6	Form of Executive Agreement.	10-K	10.6	September 17, 2014
10.7	Senior Executive Incentive Bonus Plan.	S-1/A	10.12	December 13, 2011
10.8	Lease Agreement between Parkside Towers, L.P. and the Registrant dated as of December 5, 2011.	S-1/A	10.13	December 13, 2011
21.1	Subsidiaries of the Registrant.	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	—	—
101.INS	XBRL Instance Document.	Filed herewith	—
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith	— —
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith	—
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith	— —
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith	—

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