Form 10-Q
period 2015-10-31
Guidewire Software, Inc.
filed 2015-12-02
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On October 31, 2015, the registrant had 71,491,693 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2015	July 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192,731	$212,362
Short-term investments	343,800	359,273
Accounts receivable	54,303	62,062
Deferred tax assets, current	13,832	13,845
Prepaid expenses and other current assets	14,416	14,102
Total current assets	619,082	661,644
Long-term investments	127,118	106,117
Property and equipment, net	13,418	12,160
Intangible assets, net	3,639	3,999
Deferred tax assets, noncurrent	12,795	5,896
Goodwill	9,205	9,205
Other assets	1,675	926
TOTAL ASSETS	$786,932	$799,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,943	$8,816
Accrued employee compensation	17,318	37,235
Deferred revenues, current	46,973	50,766
Other current liabilities	6,477	7,592
Total current liabilities	76,711	104,409
Deferred revenues, noncurrent	2,658	1,800
Other liabilities	3,951	4,350
Total liabilities	83,320	110,559
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	679,080	662,869
Accumulated other comprehensive loss	(6,700)	(6,343)
Retained earnings	31,225	32,855
Total stockholders’ equity	703,612	689,388
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786,932	$799,947
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended October 31,
	2015	2014
Revenues:
License	$32,340	$28,820
Maintenance	14,013	12,520
Services	35,927	38,394
Total revenues	82,280	79,734
Cost of revenues:
License	1,164	1,082
Maintenance	2,475	2,242
Services	31,531	32,447
Total cost of revenues	35,170	35,771
Gross profit:
License	31,176	27,738
Maintenance	11,538	10,278
Services	4,396	5,947
Total gross profit	47,110	43,963
Operating expenses:
Research and development	25,672	20,310
Sales and marketing	19,291	17,529
General and administrative	11,110	9,762
Total operating expenses	56,073	47,601
Loss from operations	(8,963)	(3,638)
Interest income	696	512
Other income (expense), net	217	(483)
Loss before income taxes	(8,050)	(3,609)
Benefit from income taxes	(6,420)	(612)
Net loss	$(1,630)	$(2,997)
Net loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Shares used in computing net loss per share:
Basic	71,242,897	69,316,700
Diluted	71,242,897	69,316,700

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Net loss	$(1,630)	$(2,997)
Other comprehensive loss:
Foreign currency translation adjustments	(287)	(1,269)
Unrealized gains (losses) on available-for-sale securities, net of tax of $4 and $8	(50)	33
Reclassification adjustment for realized gains included in net loss	(20)	(3)
Other comprehensive loss	(357)	(1,239)
Comprehensive loss	$(1,987)	$(4,236)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,630)	$(2,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,791	1,773
Stock-based compensation	15,147	11,988
Excess tax benefit from exercise of stock options and vesting of restricted stock units	(475)	—
Deferred tax assets	(6,905)	(955)
Amortization of premium on available-for-sale securities	877	1,414
Loss on disposals of property and equipment	18	—
Changes in operating assets and liabilities:
Accounts receivable	7,638	9,493
Prepaid expenses and other assets	(1,071)	(814)
Accounts payable	(2,542)	87
Accrued employee compensation	(19,840)	(17,232)
Other liabilities	(1,039)	10
Deferred revenues	(2,859)	(8,315)
Net cash used in operating activities	(10,890)	(5,548)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(195,336)	(113,730)
Sales of available-for-sale securities	188,867	102,539
Purchase of property and equipment	(3,016)	(1,249)
Net cash used in investing activities	(9,485)	(12,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,463	1,445
Taxes remitted on RSU awards vested	(874)	(8,570)
Excess tax benefit from exercise of stock options and vesting of restricted stock units	475	—
Net cash provided by (used in) financing activities	1,064	(7,125)
Effect of foreign exchange rate changes on cash and cash equivalents	(320)	(1,478)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,631)	(26,591)
CASH AND CASH EQUIVALENTS—Beginning of period	212,362	148,101
CASH AND CASH EQUIVALENTS—End of period	$192,731	$121,510
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$394	$506
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$177	$703

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and Summary of Significant Accounting Policies and Estimates
Business
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which consists of three key elements: core transaction processing, data management and analytics, and digital engagement. It supports core insurance operations, including underwriting and policy administration, claim management and billing. The Company’s customers include insurance carriers for property and casualty insurance.
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements for the fiscal year ended July 31, 2015 included in the Company’s Annual Report on Form 10-K.
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

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive loss.

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
No customer accounted for 10% or more of the Company’s revenues for the three months ended October 31, 2015 or 2014. Two customers individually accounted for 10% or more of the Company’s total accounts receivable as of October 31, 2015 and no customer accounted for 10% or more of the Company’s total accounts receivable as of July 31, 2015.
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

•
Fees are fixed or determinable. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Term and perpetual license fees are not considered to be fixed or determinable until they become due. Fees from term licenses are generally invoiced in annual, or in certain cases quarterly, installments over the term of the agreement beginning on the effective date of the license. Perpetual license fees are generally due between 30 and 60 days from delivery of software, however in certain cases extended payment terms may be offered.

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

Recent Accounting Pronouncement
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740-10) which provides guidance for balance sheet classification of deferred taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with earlier application permitted as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our consolidated financial statements.

Cloud Computing Arrangements that Include a Software Element
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for service contracts. ASU 2015-05 is effective for the Company in the first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. The Company has evaluated the impact of the adoption of ASU 2015-05 and concluded that the adoption will not have a material impact on its consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In July 2015, the FASB deferred the effective date to annual reporting periods and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard will be effective for the Company beginning August 1, 2018 and permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our consolidated financial statements.

2.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following:

	October 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$104,668	$16	$(8)	$104,676
Commercial paper	120,295	11	(1)	120,305
Corporate bonds	265,127	91	(281)	264,937
U.S. government bonds	43,081	3	(28)	43,056
Foreign government bonds	8,630	5	—	8,635
Money market funds	100,704	—	—	100,704
Total	$642,505	$126	$(318)	$642,313

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$82,946	$21	$(4)	$82,963
Commercial paper	142,822	13	(4)	142,831
Corporate bonds	281,942	47	(216)	281,773
U.S. government bonds	32,529	13	(2)	32,540
Foreign government bonds	8,663	7	(2)	8,668
Certificate of deposit	2,700	—	—	2,700
Money market funds	88,319	—	—	88,319
Total	$639,921	$101	$(228)	$639,794

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	October 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$56,926	$(1)	$—	$—	$56,926	$(1)
U.S. agency securities	35,508	(8)	—	—	35,508	(8)
Corporate bonds	142,383	(280)	5,875	(1)	148,258	(281)
U.S. government bonds	25,057	(28)	—	—	25,057	(28)
Foreign government bonds	2,900	*	—	—	2,900	*
Total	$262,774	$(317)	$5,875	$(1)	$268,649	$(318)
* Amount less than one thousand dollars.

As of October 31, 2015, the Company had 96 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at October 31, 2015 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amounts of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not significant.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of October 31, 2015:

	Less Than 12 Months	12 to 36 Months	Total
	(in thousands)
U.S. agency securities	$78,848	$25,828	$104,676
Commercial paper	120,305	—	120,305
Corporate bonds	178,710	86,227	264,937
U.S. government bonds	27,993	15,063	43,056
Foreign government bonds	8,635	—	8,635
Money market funds	100,704	—	100,704
Total	$515,195	$127,118	$642,313

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
Level 2—Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and
Level 3—Unobservable inputs that are supported by little or no market activity, which require the Company to develop its own assumptions.

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
The Company validates the quoted market prices provided by its primary pricing service by comparing their assessment of the fair values of its Level 2 investment portfolio balance against the fair values of its Level 2 investment portfolio balance provided by its investment managers. The Company’s investment managers use similar techniques to its professional pricing service to derive pricing as described above.
The Company did not have any Level 3 financial assets or liabilities as of October 31, 2015 or July 31, 2015.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of October 31, 2015 and July 31, 2015:

	October 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$70,691	$—	$70,691
Money market funds	100,704	—	—	100,704
Short-term investments:
U.S. agency securities	—	78,848	—	78,848
Commercial paper	—	49,614	—	49,614
Corporate bonds	—	178,710	—	178,710
U.S. government bonds	—	27,993	—	27,993
Foreign government bonds	—	8,635	—	8,635
Long-term investments:
U.S. agency securities	—	25,828	—	25,828
U.S. government bonds	—	15,063	—	15,063
Corporate bonds	—	86,227	—	86,227
Total assets	$100,704	$541,609	$—	$642,313

	July 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$86,085	$—	$86,085
Money market funds	88,319	—	—	88,319
Short-term investments:
U.S. agency securities	—	68,212	—	68,212
Commercial paper	—	56,746	—	56,746
U. S. government bonds	—	19,983	—	19,983
Foreign government bonds	—	8,668	—	8,668
Corporate bonds	—	202,964	—	202,964
Certificate of deposit	—	2,700	—	2,700
Long-term investments:
U.S. agency securities	—	14,751	—	14,751
Corporate bonds	—	78,809	—	78,809
U.S. government bonds	—	12,557	—	12,557
Total assets	$88,319	$551,475	$—	$639,794

3.	Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following:

	October 31, 2015	July 31, 2015
	(in thousands)
Computer hardware	$17,477	$15,099
Software	4,873	4,867
Furniture and fixtures	3,126	3,065
Leasehold improvements	8,089	8,040
Total property and equipment	33,565	31,071
Less accumulated depreciation	(20,147)	(18,911)
Property and equipment, net	$13,418	$12,160
As of October 31, 2015 and July 31, 2015, no property and equipment was pledged as collateral against borrowings. Depreciation expense was $1.4 million and $1.4 million for the three months ended October 31, 2015 and 2014, respectively.
Intangible Assets
Intangible assets consist of the following:

	October 31, 2015	July 31, 2015
Acquired technology:	(in thousands)
Cost	$7,200	$7,200
Accumulated amortization	(3,561)	(3,201)
Intangible assets, net	$3,639	$3,999

Amortization expense was $0.4 million and $0.4 million for the three months ended October 31, 2015 and 2014, respectively. Estimated aggregate amortization expense for each of the next three fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2016 (remainder of fiscal year)	1,080
2017	1,440
2018	1,119
Total	$3,639
Accrued Employee Compensation
Accrued employee compensation consists of the following:

	October 31, 2015	July 31, 2015
	(in thousands)
Accrued bonuses	$4,641	$19,819
Accrued commission	674	5,008
Accrued vacation	8,374	7,980
Accrued salaries, payroll taxes and benefits	3,629	4,428
Total	$17,318	$37,235
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three months ended October 31, 2015 were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance as of July 31, 2015	$(6,247)	$(96)	$(6,343)
Other comprehensive gain (loss) before reclassification	(287)	(46)	(333)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	(20)	(20)
Tax effect	—	(4)	(4)
Balance as of October 31, 2015	$(6,534)	$(166)	$(6,700)

4.	Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
	2015	2014
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(1,630)	$(2,997)
Net loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Denominator:
Weighted average shares used in computing net loss per share:
Basic	71,242,897	69,316,700
Diluted	71,242,897	69,316,700

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2015	2014
Stock options to purchase common stock	1,573,487	2,386,474
Restricted stock units	3,360,099	3,763,160

5.	Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2015. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2015 for additional information regarding the Company’s contractual obligations.

Leases
The Company leases certain facilities and equipment under operating leases. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its corporate headquarters, located in Foster City, California, for approximately 97,674 square feet of space which commenced on August 1, 2012. In connection with this lease, the Company opened an unsecured letter of credit with Silicon Valley Bank for $1.2 million. On July 1, 2015, the unsecured letter of credit was reduced to $0.4 million in accordance with the lease agreement.
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.4 million and $1.6 million for the three months ended October 31, 2015 and 2014, respectively.

Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments and prepayments as of October 31, 2015 and July 31, 2015, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.6 million as of October 31, 2015) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of October 31, 2015 or July 31, 2015.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2015 or July 31, 2015. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards is as follows:

	Three Months Ended October 31,
	2015	2014
Stock-based compensation expenses:	(in thousands)
Cost of license revenues	$89	$49
Cost of maintenance revenues	339	277
Cost of services revenues	4,363	3,513
Research and development	3,672	2,143
Sales and marketing	3,430	2,987
General and administrative	3,254	3,019
Total stock-based compensation expenses	$15,147	$11,988

As of October 31, 2015, total unamortized compensation cost, adjusted for estimated forfeitures, was as follows:

	As of October 31, 2015
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$4,444	2.1
Restricted stock units	136,218	2.7
	$140,662

RSUs

RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance as of July 31, 2015	2,882,674	$42.65	$170,222
Granted	1,160,754	$54.00
Released	(356,094)	$34.29	$18,439
Canceled	(117,521)	$44.13
Balance as of October 31, 2015	3,569,813	$47.13	$207,870
Expected to vest as of October 31, 2015	3,282,240	$46.83	$191,125

(1)
Aggregate intrinsic value at each period end represents the total market value of RSUs at the Company’s closing stock price of $58.23 and $59.05 on October 31, 2015 and July 31, 2015, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released RSUs at date of release.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2015	1,822,062	$14.29	4.9	$81,548
Granted	10,000	$54.00
Exercised	(146,744)	$9.96		$6,433
Canceled	(16,376)	$42.33
Balance as of October 31, 2015	1,668,942	$14.64	4.8	$72,753
Vested and expected to vest as of October 31, 2015	1,656,065	$14.38	4.7	$72,616
Exercisable as of October 31, 2015	1,402,411	$9.09	4.1	$68,921

(1)
Aggregate intrinsic value at each period end represents the difference between the Company's closing stock prices of $58.23 and $59.05 on October 31, 2015 and July 31, 2015, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards
The assumptions used to estimate the grant date fair value of options and weighted average grant date fair value of options are as follows:

	Three Months Ended October 31,
	2015	2014
Expected life (in years)	4.9	6.0
Risk-free interest rate	1.49%	1.92%
Expected volatility	38.8%	45.1%
Expected dividend yield	—%	—%
Weighted average fair value of options at grant date	$19.18	$20.53
Beginning fiscal year 2016, the Company began estimating the expected term using a historical data method, instead of the simplified method, because it now has sufficient data to estimate the stock option exercise period based on its historical stock option activity and employee termination data. In addition, the Company began estimating the volatility using its own common stock data, instead of volatility of several comparable public listed peers, as the Company now has sufficient trading history of its stock.
Common Stock Reserved for Issuance
As of October 31, 2015 and July 31, 2015, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, and 71,491,693 and 71,005,738 shares of common stock were issued and outstanding, respectively. As of October 31, 2015 and July 31, 2015, the Company had reserved shares of common stock for future issuance as follows:

	October 31, 2015	July 31, 2015
Exercise of stock options to purchase common stock	1,668,942	1,822,062
Vesting of restricted stock units	3,569,813	2,882,674
Shares available under stock plans	13,343,932	14,363,906
Total common stock reserved for issuance	18,582,687	19,068,642

7.	Income Taxes
The Company recognized income tax benefits of $6.4 million and $0.6 million for the three months ended October 31, 2015 and 2014, respectively. The change was primarily due to a larger loss before taxes for the three months ended October 31, 2015, as compared to the same period a year ago. The effective tax rate of 79.8% for the three months ended October 31, 2015 differs from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for foreign stock-based compensation, U.S. domestic production activity deduction, and the tax rate differences between the United States and foreign countries.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of October 31, 2015, U.S. income taxes were not provided for on the cumulative total of $25.8 million undistributed earnings from certain foreign subsidiaries. As of October 31, 2015, the unrecognized deferred tax liability for these earnings was approximately $8.7 million.
During the three months ended October 31, 2015, the change in unrecognized tax benefits from the beginning of the period was $0.2 million. Accordingly, as of October 31, 2015, the Company had unrecognized tax benefits of $2.8 million that, if recognized, would affect the Company’s effective tax rate.

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

The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
United States	$43,107	$38,948
Canada	9,058	8,387
Other Americas	2,449	1,858
Total Americas	54,614	49,193
United Kingdom	9,687	12,198
Other EMEA	6,875	11,789
Total EMEA	16,562	23,987
Total APAC	11,104	6,554
Total revenues	$82,280	$79,734
No country, other than those presented above, accounted for more than 10% of revenues during the three months ended October 31, 2015 and 2014.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	October 31, 2015	July 31, 2015
	(in thousands)
Americas	$23,810	$22,746
EMEA	2,051	2,183
APAC	401	435
Total	$26,262	$25,364

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
Overview
We are a leading provider of a software platform for Property & Casualty (“P&C”) insurers that replaces their legacy core systems and transforms their business. Our platform consists of three key elements: core transaction processing, data management and analytics, and digital engagement, which work together to strengthen our customers’ ability to engage and empower their customers, agents, and employees. Our InsuranceSuite™ products provide transactional systems of record, which support the entire insurance lifecycle. Our data management and analytics products enable insurers to manage data more effectively and gain insights that can lead to better business decisions. Our digital engagement products support digital sales, service and claims experiences for policyholders, agents, and other key stakeholders.
We sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurance carriers or their subsidiaries to national carriers and to regional carriers. We continue to expand our global reach with sales and marketing growth in Europe, Asia and Latin America. Our customer engagement is led by our direct sales model and supported by our system integrator (“SI”) partners. Customers can buy our software applications, PolicyCenterTM, ClaimCenterTM and BillingCenterTM, either separately or in combination as a suite. We refer to the combination of all three applications as InsuranceSuite. We continue to invest in sales and marketing as well as in our SI partnerships and we work to align with each insurer’s strategic goals in order to address any sales cycle risk. Strong customer relationships are a key driver of our success given the long-term nature of our contracts and the importance of customer references for new sales. We continue to focus on deepening our customer relationships through continued successful product implementations, robust product support, strategic engagement on new products and technologies, and ongoing account management.
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

	Four quarters ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013
	(in thousands)
Term license revenues	$173,232	$169,366	$160,114	$157,542	$150,309	$139,902	$125,485	$115,144	$110,640
Maintenance revenues	51,516	50,024	48,785	47,041	44,768	41,888	39,836	38,510	37,830
Total four-quarter recurring revenues	$224,748	$219,390	$208,899	$204,583	$195,077	$181,790	$165,321	$153,654	$148,470

Adjusted EBITDA
We believe Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
it is useful to exclude non-cash charges, such as depreciation and amortization and stock-based compensation because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.

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

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(1,630)	$(2,997)
Non-GAAP adjustments:
Benefit from income taxes	(6,420)	(612)
Interest income	(696)	(512)
Other expense (income), net	(217)	483
Depreciation and amortization	1,791	1,773
Stock-based compensation	15,147	11,988
Adjusted EBITDA	$7,975	$10,123
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash used by operations was $10.9 million and $5.5 million for the three months ended October 31, 2015 and 2014, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies;

•	Stock-based compensation; and

•	Income taxes.

There were no significant changes in our critical accounting policies and estimates during the three months ended October 31, 2015. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 17, 2015 for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on September 17, 2015.

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Revenues:
License	$32,340	$28,820
Maintenance	14,013	12,520
Services	35,927	38,394
Total revenues	82,280	79,734
Cost of revenues:
License	1,164	1,082
Maintenance	2,475	2,242
Services	31,531	32,447
Total cost of revenues	35,170	35,771
Gross profit:
License	31,176	27,738
Maintenance	11,538	10,278
Services	4,396	5,947
Total gross profit	47,110	43,963
Operating expenses:
Research and development	25,672	20,310
Sales and marketing	19,291	17,529
General and administrative	11,110	9,762
Total operating expenses	56,073	47,601
Loss from operations	(8,963)	(3,638)
Interest income	696	512
Other income (expense), net	217	(483)
Loss before income taxes	(8,050)	(3,609)
Benefit from income taxes	(6,420)	(612)
Net loss	$(1,630)	$(2,997)

	Three Months Ended October 31,
	2015	2014
	(percentage of total revenues)
Revenues:
License	39%	36%
Maintenance	17%	16%
Services	44%	48%
Total revenues	100%	100%
Cost of revenues:
License	1%	1%
Maintenance	3%	3%
Services	39%	41%
Total cost of revenues	43%	45%
Gross profit:
License	38%	35%
Maintenance	14%	13%
Services	5%	7%
Total gross profit	57%	55%
Operating expenses:
Research and development	31%	26%
Sales and marketing	23%	22%
General and administrative	14%	12%
Total operating expenses	68%	60%
Loss from operations	(11)%	(5)%
Interest income	1%	1%
Other income (expense), net	—%	(1)%
Loss before income taxes	(10)%	(5)%
Benefit from income taxes	(8)%	(1)%
Net loss	(2)%	(4)%

Revenues
We derive our revenues from licensing our software applications, providing maintenance support and professional services. Our license revenues are primarily generated through annual license fees that recur during the term of our multi-year contracts. These multi-year contracts have licensing terms ranging from 2 to 7 years and are renewable on an annual or multi-year basis. In certain cases, when required by a customer, we license our software on a perpetual basis. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. We generally price our licenses based on the amount of direct written premiums, or DWP, that will be managed by our solutions. We typically invoice our customers annually in advance or quarterly for both term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and invoice related maintenance fees annually in advance. Our license revenues have generally been recognized when payment is due from our customers.
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
Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended October 31,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$32,340	39%	$28,820	36%	$3,520	12%
Maintenance	14,013	17%	12,520	16%	1,493	12%
Services	35,927	44%	38,394	48%	(2,467)	(6)%
Total revenues	$82,280	100%	$79,734	100%	$2,546	3%

License Revenues

The $3.5 million increase in license revenues during the three months ended October 31, 2015 was primarily driven by increased adoption of InsuranceSuite and sales of newer products to both new and existing customers. Our license revenues are comprised of term license revenue and perpetual license revenue. Term license remains our predominant licensing model with perpetual comprising less than 1% in each period presented.

	Three Months Ended October 31,
	2015		2014
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$32,652	101%	$28,787	100%	$3,865	13%
Perpetual	(312)	(1)%	33	—%	(345)	*
Total license revenues	$32,340	100%	$28,820	100%	$3,520	12%
* Not meaningful

Term license revenues increased $3.9 million during the three months ended October 31, 2015. The three months ended October 31, 2014 included $1.4 million in revenue recognized from a customer contract which was previously deferred due to certain contractual terms. Excluding the impact of this contract, term license revenues increased by $5.3 million as compared to the same period a year ago. The $5.3 million increase was the result of $6.0 million of revenues recognized related to current quarter orders from new and existing customers, offset by a net decrease of $0.7 million in revenues due to timing of invoicing and corresponding due dates, early payments made by our customers, which resulted in recognizable revenues in the three months ended October 31, 2014 but not in the current period.

There were no perpetual license sales during the three months ended October 31, 2015. The $0.3 million adjustment recorded in the current period relates to an on-going exchange rate application dispute with an existing contract. We expect perpetual license revenues to continue to account for a small percentage of our total license revenues. However, there may be volatility across quarters for perpetual license revenues, both in absolute terms and as a percentage of total license revenues due to the timing of sales of new perpetual licenses, the timing of annual billings, and the exercise of perpetual buyout rights in term licenses.

Maintenance Revenues

The $1.5 million increase in maintenance revenues during the three months ended October 31, 2015 reflect our growing customer base and increased term license revenue. Since maintenance revenues are recognized on a ratable basis, the amounts recognized reflect the delayed impact of negative currency rate movements for maintenance billings which occurred in fiscal year 2015.

We expect that our maintenance revenues will continue to grow as term license revenues grow. In the current fiscal year we anticipate that maintenance revenues, since recognized on a ratable basis, will grow more slowly than term license revenues due primarily to the delayed impact of negative currency rate movements that affected our maintenance billings in fiscal year 2015.

Services Revenues

Services revenues during the three months ended October 31, 2015 decreased $2.5 million as compared to the same quarter a year ago. The three months ended October 31, 2014 included $1.9 million in revenue recognized from a customer contract which was previously deferred due to certain contractual terms. Excluding the impact of this contract, service revenues decreased by $0.6 million as compared to the same period a year ago. The $0.6 million decrease in services revenues during the three months ended October 31, 2015 was due to the combination of our continued engagement with our system integrator partners, completion of projects, and delays in the inception of new projects. These effects were partially offset by increased utilization of our resources on new and existing projects.

We expect our services revenues to decrease as a percentage of total revenues in the current fiscal year as we continue to expand our network of third-party system integrators with whom our customers can contract for services related to our products, although these trends may not be evident in any given quarter as the mix of revenues may fluctuate.

Deferred Revenues

	As of
	October 31, 2015	July 31, 2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$15,022	$13,558	$1,464	11%
Deferred maintenance revenues	26,671	32,365	(5,694)	(18)%
Deferred services revenues	7,938	6,643	1,295	19%
Total deferred revenues	$49,631	$52,566	$(2,935)	(6)%
The $1.5 million increase in deferred license revenues compared to the prior fiscal year end was primarily driven by $0.8 million of license billings related to contracts executed during the three months ended October 31, 2015 and deferred due to certain contractual obligations not being met in the period, and a net increase of $0.7 million related to billings from existing customer contracts that are being deferred due to invoice timing and certain license invoices being recognized ratably.
The $5.7 million decrease in deferred maintenance revenues compared to the prior fiscal year end was primarily driven by revenues recognized from existing contracts in excess of new billings during the three months ended October 31, 2015. This decrease reflects the seasonal nature of the billing of maintenance revenues.
The $1.3 million increase in deferred services revenues compared to the prior fiscal year end was primarily driven by services billings deferred due to certain contractual terms.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit
Our cost of revenues and gross profit are variable and depend on the type of revenues earned in each period. Our cost of license revenues is primarily comprised of royalty fees paid to third parties and fulfillment services personnel costs. Our cost of maintenance revenues is comprised of compensation and benefit expenses for our technical support team, including stock-based compensation, and allocated overhead. Our cost of services revenues is primarily comprised of compensation and benefit expenses for our professional service employees and contractors, including stock-based awards, travel-related costs and allocated overhead.
We allocate overhead such as IT support, facility, and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense category.

	Three Months Ended October 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$1,164	$1,082	$82	8%
Maintenance	2,475	2,242	233	10%
Services	31,531	32,447	(916)	(3)%
Total cost of revenues	$35,170	$35,771	$(601)	(2)%

Includes stock-based awards of:
Cost of license revenues	$89	$49	$40
Cost of maintenance revenues	339	277	62
Cost of services revenues	4,363	3,513	850
Total	$4,791	$3,839	$952

The $0.6 million decrease in cost of revenues during the three months ended October 31, 2015 was primarily driven by a decrease of $3.0 million in third-party consultant costs and billable expenses, partially offset by an increase of $1.3 million in compensation and benefit expenses, including stock-based awards, an increase of $0.6 million in allocated overhead, an increase of $0.5 million in recruiting, training and other general office expenses. The decrease in consultant costs and billable expenses was due to completion of a few large implementation projects and our continued partnership with system integrator partners to assist in the implementation of our products, resulting in lower utilization of third-party consultants. The increase in compensation and benefit expenses was primarily due to the issuance of equity awards to new and existing employees. The increases in allocated overhead costs and recruiting, training and general office expenses were due to an increase in professional service and technical support headcount. Our professional service and technical support headcount was 556 at October 31, 2015 compared with 515 at October 31, 2014.

	Three Months Ended October 31,
	2015		2014		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$31,176	96%	$27,738	96%	$3,438	12%
Maintenance	11,538	82%	10,278	82%	1,260	12%
Services	4,396	12%	5,947	15%	(1,551)	(26)%
Total gross profit	$47,110	57%	$43,963	55%	$3,147	7%

Gross profit increased $3.1 million during the three months ended October 31, 2015 primarily due to an increase in the mix of license and maintenance sales which yield a higher gross margin than our professional services. Professional services gross margin is lower in comparison to the same period a year ago with the continued engagement with our system integrator partners resulting in decreases in services revenue.
We expect our quarterly gross margin to vary in percentage terms as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest components of our operating expenses are compensation and benefit expenses for our employees, including stock-based awards, and, to a lesser extent, professional services costs, rent and facility costs.

	Three Months Ended October 31,
	2015		2014
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$25,672	31%	$20,310	26%	$5,362	26%
Sales and marketing	19,291	23%	17,529	22%	1,762	10%
General and administrative	11,110	14%	9,762	12%	1,348	14%
Total operating expenses	$56,073	68%	$47,601	60%	$8,472	18%

Includes stock-based compensation of:
Research and development	$3,672		$2,143		$1,529
Sales and marketing	3,430		2,987		443
General and administrative	3,254		3,019		235
Total	$10,356		$8,149		$2,207

The $8.5 million increase in operating expenses during the three months ended October 31, 2015 was driven by an increase of $6.9 million in compensation and benefit expenses, including stock-based awards, an increase of $0.9 million in professional services, an increase of $1.0 million in IT support, facility, and other administrative costs, and an increase of $0.3 million in travel and marketing expenses. These increases in operating expenses were offset by $0.6 million in overhead costs allocated to cost of revenues.

Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $5.4 million increase in research and development expenses during the three months ended October 31, 2015 was primarily due to an increase of $4.1 million in compensation and benefit expenses, including stock-based awards, an increase of $0.7 million in allocated overhead, and an increase of $0.6 million in employee recruiting, training and travel expenses. The increase in compensation and benefit expenses was primarily due to an increase in headcount and the issuance of equity awards to new and existing employees. Increases in allocated overhead, recruiting, training and travel expenses were due to an increase in headcount. Our research and development headcount was 397 at October 31, 2015 compared with 337 at October 31, 2014.
We expect our research and development expenses to continue to increase in absolute dollars and as a percentage of total revenues, as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions.
Sales and Marketing
Our sales and marketing expenses consist primarily of costs incurred for compensation and benefit expenses for our sales and marketing employees, including stock-based awards, and allocated overhead, as well as commission payments to our sales employees, sales travel expenses and professional services for marketing costs.
The $1.8 million increase in sales and marketing expenses during the three months ended October 31, 2015 was primarily due to an increase of $1.2 million in compensation and benefit expenses, including stock-based awards and commissions, an increase of $0.3 million in allocated overhead, and an increase of $0.3 million in recruiting and training expenses. The increase in compensation and benefit expenses was primarily due to an increase in headcount and the issuance of equity awards to new and existing employees. Increases in recruiting, training and travel expenses and allocated overhead were due to an increase in headcount. Our sales and marketing headcount was 242 at October 31, 2015 compared with 222 at October 31, 2014.
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

The $1.3 million increase in general and administrative expenses during the three months ended October 31, 2015 was primarily due to increases in compensation and benefit expenses including stock-based awards, professional services costs, IT support, facility, and other administrative costs, net of allocations to other functional departments. The increase in general and administrative expenses was due to more initiatives and projects to support business growth and headcount increase. Our general and administrative headcount was 151 at October 31, 2015 compared with 123 at October 31, 2014.
We expect our general and administrative expense to continue to increase in absolute dollars due to increases in personnel costs and infrastructure costs to support the growth of our business.
Other Income (Expense)

	Three Months Ended October 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$696	$512	$184	36%
Other income (expense), net	$217	$(483)	$700	(145)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income increased by $0.2 million during the three months ended October 31, 2015, primarily due to higher yields on our investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

We had net other income of $0.2 million for the three months ended October 31, 2015 and a net other expense of $0.5 million for the three months ended October 31, 2014, primarily from currency exchange gains and losses on transactions denominated in British Pound, Euro, Australia and Canadian Dollar, and Japanese Yen. The change was due to higher volatility in U.S. dollar exchange rates with these foreign currencies during the three months ended October 31, 2014 than the three months ended October 31, 2015.
Provision for (Benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended October 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	$(6,420)	$(612)	$(5,808)	*
* Not meaningful
We recognized income tax benefits of $6.4 million and $0.6 million for the three months ended October 31, 2015 and 2014, respectively. The change was primarily due to a larger loss before income taxes for the three months ended October 31, 2015, as compared to the same period a year ago. The effective tax rate of 79.8% for the three months ended October 31, 2015 differs from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for foreign stock-based compensation, U.S. domestic production activity deduction, and the tax rate differences between the United States and foreign countries.
Liquidity and Capital Resources

As of October 31, 2015 and July 31, 2015, we had $663.6 million and $677.8 million of cash, cash equivalents and investments, respectively, and working capital of $542.4 million and $557.2 million, respectively.
Cash flows used in operating activities were $10.9 million and $5.5 million during the three months ended October 31, 2015 and 2014, respectively. We had capital expenditures of $3.0 million and $1.2 million for the three months ended October 31, 2015 and 2014, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements.
As of October 31, 2015, approximately $14.7 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(10,890)	$(5,548)
Net cash used in investing activities	$(9,485)	$(12,440)
Net cash provided by (used in) financing activities	$1,064	$(7,125)
Cash Flows from Operating Activities
Net cash used in operating activities increased by $5.3 million for the three months ended October 31, 2015 when compared to the three months ended October 31, 2014. We used $2.9 million more cash for working capital activity due to higher bonus and commission payments, timing of collections from customers and payments to vendors, and changes in deferred revenues as compared to the same three month period a year ago. We also experienced a $2.4 million decrease in profitability after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation, premiums on available for sale securities, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Cash used in investing activities decreased by $3.0 million for the three months ended October 31, 2015, primarily due to a $4.7 million net decrease in cash used in purchases and sales of available-for-sale securities, as compared to the same period a year ago. This net decrease in cash used in investing activities was offset by a $1.8 million increase in capital expenditures to purchase property and equipment.

Cash Flows from Financing Activities
Net cash provided by financing activities was $1.1 million for the three months ended October 31, 2015, as compared to $7.1 million net cash used during the same period a year ago. The increase of $8.2 million in net cash provided by financing activities was due to $7.7 million less withholding taxes paid for RSU releases during the three months ended October 31, 2015, as we switched from the net share settlement to the sell-to-cover tax withholding method in the fourth quarter of fiscal year 2015 for a large majority of the employee population, and a $0.5 million increase related to the indirect tax effect from the exercise of stock options and vesting of RSUs.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of October 31, 2015.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of October 31, 2015 and July 31, 2015. Our cash, cash equivalents and investments as of October 31, 2015 and July 31, 2015 were $663.6 million and $677.8 million, respectively, consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended October 31, 2015, we recorded a foreign currency gain of $0.2 million as other income in our statement of operations due to favorable currency exchange rate movement during the fiscal quarter. However, for the fiscal year ended July 31, 2015, we experienced 8 to 22 percent fluctuations in exchange rates in Euro, British Pound, Australia, Canadian dollar and Japanese Yen and as a result, recorded a foreign currency loss of $2.0 million as other expense in our statement of operations. We will continue to experience fluctuations in foreign currency exchange rates, and if a ten percent change in foreign exchange rates occurs in the future, a similar impact would result. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Certain of our product solutions collect, process, store, and use transaction-level data aggregated across insurers using Guidewire’s common data model. Personal privacy has become a significant issue in the United States, Europe, and many other countries where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information. In the past we have relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information, or PII, by U.S. companies doing business in Europe from the European Economic Area to the United States. As a result of the October 6, 2015 European Union Court of Justice (the “ECJ”), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. - EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. For a limited number of our products, we may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, and we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use those limited products or services due to the potential risk exposure to such customers as a result of the ECJ ruling. Additionally, we and our customers could be at risk of enforcement actions taken by an EU data protection authority in relation to the use of those limited products, if they are used prior to such time as we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business.
Changes to laws or regulations affecting privacy could impose additional costs and liabilities on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations. The costs of compliance with and other burdens imposed by privacy-related laws, regulations and standards may limit the use and adoption of our product solutions and reduce overall demand.
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
The FASB issued new accounting guidance on revenue recognition that becomes effective for us beginning August 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method. While we continue to evaluate the impact this guidance will have on our financial condition and results of operations, any change in how we recognize revenues can have a significant impact on our quarterly or annual financial results from operations. In order to reduce the risk of financial statement volatility, we will likely need to revise how we license and deliver our software to customers. If we are unsuccessful in adapting our business to the requirements of the new revenue standard, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline. In addition to greater volatility, the application of this new standard may result in the exclusion of licensing revenues from contracts in effect prior to the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our recognized revenues and net income.
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

ITEM 6.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	8-K	3.1	January 22, 2013
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Stock Plan	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	December 1, 2015	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Richard Hart
Richard Hart
Chief Financial Officer (Principal Financial and Accounting Officer)