Form 10-Q
period 2016-01-31
Guidewire Software, Inc.
filed 2016-03-02
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On January 31, 2016, the registrant had 72,054,151 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2016	July 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$216,922	$212,362
Short-term investments	374,022	359,273
Accounts receivable	59,392	62,062
Deferred tax assets, current	—	13,845
Prepaid expenses and other current assets	13,486	14,102
Total current assets	663,822	661,644
Long-term investments	109,820	106,117
Property and equipment, net	13,040	12,160
Intangible assets, net	3,279	3,999
Deferred tax assets, noncurrent	21,430	5,896
Goodwill	9,205	9,205
Other assets	3,681	926
TOTAL ASSETS	$824,277	$799,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,259	$8,816
Accrued employee compensation	21,990	37,235
Deferred revenues, current	57,796	50,766
Other current liabilities	7,411	7,592
Total current liabilities	94,456	104,409
Deferred revenues, noncurrent	4,167	1,800
Other liabilities	3,762	4,350
Total liabilities	102,385	110,559
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	697,628	662,869
Accumulated other comprehensive loss	(7,881)	(6,343)
Retained earnings	32,138	32,855
Total stockholders’ equity	721,892	689,388
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$824,277	$799,947
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Revenues:
License	$53,376	$43,655	$85,716	$72,475
Maintenance	14,256	12,163	28,269	24,683
Services	34,497	33,628	70,424	72,022
Total revenues	102,129	89,446	184,409	169,180
Cost of revenues:
License	1,577	1,145	2,741	2,227
Maintenance	2,636	2,271	5,111	4,513
Services	30,688	30,664	62,219	63,111
Total cost of revenues	34,901	34,080	70,071	69,851
Gross profit:
License	51,799	42,510	82,975	70,248
Maintenance	11,620	9,892	23,158	20,170
Services	3,809	2,964	8,205	8,911
Total gross profit	67,228	55,366	114,338	99,329
Operating expenses:
Research and development	25,409	22,282	51,081	42,592
Sales and marketing	22,661	20,176	41,952	37,705
General and administrative	11,456	9,573	22,566	19,335
Total operating expenses	59,526	52,031	115,599	99,632
Income (loss) from operations	7,702	3,335	(1,261)	(303)
Interest income	758	495	1,454	1,007
Other income (expense), net	(1,182)	(861)	(965)	(1,344)
Income (loss) before income taxes	7,278	2,969	(772)	(640)
Provision for (benefit from) income taxes	6,365	(1,007)	(55)	(1,619)
Net income (loss)	$913	$3,976	$(717)	$979
Net income (loss) per share:
Basic	$0.01	$0.06	$(0.01)	$0.01
Diluted	$0.01	$0.06	$(0.01)	$0.01
Shares used in computing net income (loss) per share:
Basic	71,779,496	69,883,622	71,511,198	69,600,161
Diluted	73,402,064	72,056,861	71,511,198	71,914,972

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$913	$3,976	$(717)	$979
Other comprehensive loss:
Foreign currency translation adjustments	(1,128)	(2,949)	(1,415)	(4,218)
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $77 and $(64) for the three months ended January 31, 2016 and 2015, respectively; $73 and $(72) for the six months ended January 31, 2016 and 2015, respectively	(73)	101	(123)	134
Reclassification adjustment for realized losses (gains) included in net income (loss)	20	(4)	—	(7)
Other comprehensive loss	(1,181)	(2,852)	(1,538)	(4,091)
Comprehensive income (loss)	$(268)	$1,124	$(2,255)	$(3,112)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(717)	$979
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,542	3,621
Stock-based compensation	31,692	25,486
Excess tax benefit from exercise of stock options and vesting of restricted stock units	(566)	—
Deferred tax assets	(1,703)	(3,459)
Amortization of premium on available-for-sale securities	1,838	2,884
Loss on disposals of property and equipment	23	—
Changes in operating assets and liabilities:
Accounts receivable	2,221	(12,775)
Prepaid expenses and other assets	(2,308)	1,727
Accounts payable	(1,391)	817
Accrued employee compensation	(14,964)	(13,215)
Other liabilities	(121)	457
Deferred revenues	9,484	(2,455)
Net cash provided by operating activities	27,030	4,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(341,990)	(236,841)
Sales of available-for-sale securities	321,507	231,895
Purchase of property and equipment	(3,867)	(3,651)
Net cash used in investing activities	(24,350)	(8,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	3,989	3,859
Taxes remitted on RSU awards vested	(1,488)	(17,848)
Excess tax benefit from exercise of stock options and vesting of restricted stock units	566	—
Net cash provided by (used in) financing activities	3,067	(13,989)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,187)	(4,358)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,560	(22,877)
CASH AND CASH EQUIVALENTS—Beginning of period	212,362	148,101
CASH AND CASH EQUIVALENTS—End of period	$216,922	$125,224
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,225	$1,521
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$393	$145

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and Summary of Significant Accounting Policies and Estimates
Business
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which consists of three key elements: core transaction processing, data management and analytics, and digital engagement. It supports core insurance operations, including underwriting and policy administration, claim management and billing, enables new insights into data that can improve business decision making and supports digital sales, service and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers include insurance carriers for property and casualty insurance.
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
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include, but are not limited to, revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, valuation of goodwill and intangible assets, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
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
No customer individually accounted for 10% or more of the Company’s revenues for the three and six months ended January 31, 2016 or 2015. No customer individually accounted for 10% or more of the Company’s total accounts receivable as of January 31, 2016 or as of July 31, 2015.
Revenue Recognition
The Company enters into arrangements to deliver multiple products or services (multiple-elements). The Company applies software revenue recognition rules and allocates the total revenues among elements based on vendor-specific objective evidence (“VSOE”) of fair value of each element. The Company recognizes revenue on a net basis excluding indirect taxes, such as sales tax and value added tax collected from customers and remitted to government authorities.
Revenues are derived from three sources:

(i)	License fees related to term (or time-based) licenses, perpetual software licenses, and other;

(ii)	Maintenance fees related to email and phone support, bug fixes and unspecified software updates and upgrades released when, and if, available during the maintenance term; and

(iii)	Services fees related to professional services related to implementation of our software, reimbursable travel and training.
Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the period.

•
Delivery or performance has occurred. The Company’s software is delivered electronically to the customer. Delivery is considered to have occurred when the Company provides the customer access to the software along with login credentials.

•
Fees are fixed or determinable. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Term and perpetual license fees are not considered to be fixed or determinable until they become due. Fees from term licenses are invoiced in annual or quarterly installments over the term of the agreement beginning on the effective date of the license. A significant majority are invoiced annually. Perpetual license fees are generally due between 30 and 60 days from delivery of software, however in certain cases extended payment terms may be offered.

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
As noted above, the Company generally invoices fees for licenses and maintenance in annual or quarterly installments payable in advance. Deferred revenues represent amounts, which are billed to or collected from customers for which one or more of the revenue recognition criteria have not been met. The deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.

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
As described below in Recent Accounting Pronouncements, we adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, effective January 31, 2016 on a prospective basis. As a result, all deferred tax assets and liabilities are classified as non-current as of January 31, 2016. Prior to the adoption, deferred tax assets and liabilities were classified as either current or non-current based on the related asset or liability.
The effective tax rate in any given financial statement period may differ materially from the statutory rate. These differences may be caused by changes in the mix and level of income or losses, changes in the expected outcome of audits, change in tax regulations, or changes in the deferred tax valuation allowance.
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

Recent Accounting Pronouncements
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740-10) which provides guidance for balance sheet classification of deferred taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with earlier application permitted as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance on a prospective basis effective January 31, 2016 and accordingly, classified all deferred taxes as non-current on our balance sheet as of January 31, 2016. Under the prospective method, the prior period balance sheet was not retrospectively adjusted.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In July 2015, the FASB deferred the effective date to annual reporting periods and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard will be effective for the Company beginning August 1, 2018 and permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and continue to evaluate all the potential impacts that this guidance will have on our consolidated financial statements. We have, however, begun modifying the way we engage with customers to reduce the impact we currently believe is likely to occur under the new standard which will be effective in fiscal 2019.

2.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following:

	January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$90,429	$3	$(45)	$90,387
Commercial paper	105,055	5	(5)	105,055
Corporate bonds	263,928	61	(320)	263,669
U.S. government bonds	87,412	28	(47)	87,393
Foreign government bonds	8,598	—	(3)	8,595
Money market funds	93,897	—	—	93,897
Non-marketable convertible note	$5,000	$—	$—	$5,000
Total	$654,319	$97	$(420)	$653,996

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$82,946	$21	$(4)	$82,963
Commercial paper	142,822	13	(4)	142,831
Corporate bonds	281,942	47	(216)	281,773
U.S. government bonds	32,529	13	(2)	32,540
Foreign government bonds	8,663	7	(2)	8,668
Certificate of deposit	2,700	—	—	2,700
Money market funds	88,319	—	—	88,319
Total	$639,921	$101	$(228)	$639,794
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	January 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$28,408	$(5)	$—	$—	$28,408	$(5)
U.S. agency securities	77,388	(45)	—	—	77,388	(45)
Corporate bonds	174,470	(320)	—	—	174,470	(320)
U.S. government bonds	53,153	(47)	—	—	53,153	(47)
Foreign government bonds	8,595	(3)	—	—	8,595	(3)
Total	$342,014	$(420)	$—	$—	$342,014	$(420)

As of January 31, 2016, the Company had 121 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at January 31, 2016 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amounts of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not significant.
The following table summarizes the contractual maturities of the Company’s investments measured at fair value as of January 31, 2016:

	Less Than 12 Months	12 to 36 Months	Total
	(in thousands)
U.S. agency securities	$79,777	$10,610	$90,387
Commercial paper	105,055	—	105,055
Corporate bonds	192,698	70,971	263,669
U.S. government bonds	64,154	23,239	87,393
Foreign government bonds	8,595	—	8,595
Money market funds	93,897	—	93,897
Non-marketable convertible note	$—	$5,000	$5,000
Total	$544,176	$109,820	$653,996

Fair Value Measurement
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
During December 2015, the Company invested $5 million in a convertible note issued by a privately-held company that does not have a readily determinable market value. The convertible note is recorded in long-term investments on the condensed consolidated balance sheet at fair value. The convertible note is classified within Level 3 as it is valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of a market price and inherent lack of liquidity. As of January 31, 2016, the carrying value of the convertible note approximated its fair value. The following table summarizes the changes in our Level 3 financial instrument:

Available-for-Sale Debt Security
(in thousands)
Balance as of July 31, 2015	$—
Purchase	5,000
Sales	—
Balance as of January 31, 2016	$5,000
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of January 31, 2016 and July 31, 2015:

	January 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$76,257	$—	$76,257
Money market funds	93,897	—	—	93,897
Short-term investments:
U.S. agency securities	—	79,777	—	79,777
Commercial paper	—	28,798	—	28,798
Corporate bonds	—	192,698	—	192,698
U.S. government bonds	—	64,154	—	64,154
Foreign government bonds	—	8,595	—	8,595
Long-term investments:
U.S. agency securities	—	10,609	—	10,609
U.S. government bonds	—	23,240	—	23,240
Corporate bonds	—	70,971	—	70,971
Non-marketable convertible note	$—	$—	$5,000	$5,000
Total assets	$93,897	$555,099	$5,000	$653,996

	July 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$86,085	$—	$86,085
Money market funds	88,319	—	—	88,319
Short-term investments:
U.S. agency securities	—	68,212	—	68,212
Commercial paper	—	56,746	—	56,746
U. S. government bonds	—	19,983	—	19,983
Foreign government bonds	—	8,668	—	8,668
Corporate bonds	—	202,964	—	202,964
Certificate of deposit	—	2,700	—	2,700
Long-term investments:
U.S. agency securities	—	14,751	—	14,751
Corporate bonds	—	78,809	—	78,809
U.S. government bonds	—	12,557	—	12,557
Total assets	$88,319	$551,475	$—	$639,794

3.	Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following:

	January 31, 2016	July 31, 2015
	(in thousands)
Computer hardware	$17,788	$15,099
Software	4,146	4,867
Furniture and fixtures	3,283	3,065
Leasehold improvements	8,188	8,040
Total property and equipment	33,405	31,071
Less accumulated depreciation	(20,365)	(18,911)
Property and equipment, net	$13,040	$12,160
As of January 31, 2016 and July 31, 2015, no property and equipment was pledged as collateral. Depreciation expense was $1.4 million and $2.8 million for the three and six months ended January 31, 2016, respectively, and was $1.5 million and $2.9 million for the three and six months ended January 31, 2015, respectively.
Intangible Assets
Intangible assets consist of the following:

	January 31, 2016	July 31, 2015
Acquired technology:	(in thousands)
Cost	$7,200	$7,200
Accumulated amortization	(3,921)	(3,201)
Intangible assets, net	$3,279	$3,999

Amortization expense was $0.4 million for each of the three months ended January 31, 2016 and 2015, and was $0.7 million for each of the six months ended January 31, 2016 and 2015. Estimated aggregate amortization expense for each of the next three fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2016 (remainder of fiscal year)	720
2017	1,440
2018	1,119
Total	$3,279
Accrued Employee Compensation
Accrued employee compensation consists of the following:

	January 31, 2016	July 31, 2015
	(in thousands)
Accrued bonuses	$9,365	$19,819
Accrued commission	1,401	5,008
Accrued vacation	7,686	7,980
Accrued salaries, payroll taxes and benefits	3,538	4,428
Total	$21,990	$37,235
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the six months ended January 31, 2016 were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
	(in thousands)
Balance as of July 31, 2015	$(6,247)	$(96)	$(6,343)
Other comprehensive gain (loss) before reclassification	(1,415)	(196)	(1,611)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	—	—
Tax effect	—	73	73
Balance as of January 31, 2016	$(7,662)	$(219)	$(7,881)

4.	Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$913	$3,976	$(717)	$979
Net income (loss) per share:
Basic	$0.01	$0.06	$(0.01)	$0.01
Diluted	$0.01	$0.06	$(0.01)	$0.01
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	71,779,496	69,883,622	71,511,198	69,600,161
Diluted	73,402,064	72,056,861	71,511,198	71,914,972

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Stock options to purchase common stock	77,975	302,569	1,574,949	296,894
Restricted stock units	283	2,250	3,346,340	28,611

5.	Commitments and Contingencies
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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.4 million and $2.8 million for the three and six months ended January 31, 2016, respectively, and was $1.6 million and $3.2 million for the three and six months ended January 31, 2015, respectively.

Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments and prepayments as of January 31, 2016 and July 31, 2015, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.5 million as of January 31, 2016) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of January 31, 2016 or July 31, 2015.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2016 or July 31, 2015. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

6.	Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to stock-based awards is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Cost of license revenues	$103	$55	$192	$104
Cost of maintenance revenues	380	309	719	586
Cost of services revenues	4,673	3,878	9,036	7,391
Research and development	3,911	2,662	7,583	4,805
Sales and marketing	3,616	3,442	7,046	6,429
General and administrative	3,862	3,152	7,116	6,171
Total stock-based compensation expenses	$16,545	$13,498	$31,692	$25,486

As of January 31, 2016, total unamortized stock-based compensation cost, adjusted for estimated forfeitures, was as follows:

	As of January 31, 2016
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$3,793	2.0
Restricted stock units	125,456	2.6
	$129,249

RSUs

RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance as of July 31, 2015	2,882,674	$42.65	$170,222
Granted	1,271,566	$54.49
Released	(729,359)	$38.72	$40,230
Canceled	(199,060)	$45.10
Balance as of January 31, 2016	3,225,821	$48.06	$177,549
Expected to vest as of January 31, 2016	2,989,088	$47.80	$164,519

(1)
Aggregate intrinsic value at each period end represents the total market value of RSUs at the Company’s closing stock price of $55.04 and $59.05 on January 31, 2016 and July 31, 2015, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released RSUs at date of release.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2015	1,822,062	$14.29	4.9	$81,548
Granted	10,000	$54.00
Exercised	(346,451)	$11.51		$15,468
Canceled	(20,658)	$40.86
Balance as of January 31, 2016	1,464,953	$14.85	4.5	$58,878
Vested and expected to vest as of January 31, 2016	1,455,422	$14.63	4.5	$58,810
Exercisable as of January 31, 2016	1,242,275	$9.49	3.9	$56,584

(1)
Aggregate intrinsic value at each period end represents the difference between the Company's closing stock prices of $55.04 and $59.05 on January 31, 2016 and July 31, 2015, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards
The assumptions used to estimate the grant date fair value of options and the estimated weighted average grant date fair value of options for the six months ended January 31, 2016 and 2015 are as follows:

	Six Months Ended January 31,
	2016	2015
Expected life (in years)	4.9	6.0
Risk-free interest rate	1.49%	1.92%
Expected volatility	38.8%	45.1%
Expected dividend yield	—%	—%
Weighted average grant date fair value of options	$19.18	$20.53

There were no options granted during the three months ended January 31, 2016 and 2015.
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
Common Stock Reserved for Issuance
As of January 31, 2016 and July 31, 2015, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, and 72,054,151 and 71,005,738 shares of common stock were issued and outstanding, respectively. As of January 31, 2016 and July 31, 2015, the Company had reserved shares of common stock for future issuance as follows:

	January 31, 2016	July 31, 2015
Exercise of stock options to purchase common stock	1,464,953	1,822,062
Vesting of restricted stock units	3,225,821	2,882,674
Shares available under stock plans	16,928,044	14,363,906
Total common stock reserved for issuance	21,618,818	19,068,642

7.	Income Taxes
The Company recognized an income tax expense of $6.4 million and an income tax benefit of $0.1 million for the three and six months ended January 31, 2016, and income tax benefits of $1.0 million and $1.6 million for the three and six months ended January 31, 2015, respectively. The effective tax rates of 87.5% and 7.1% for the three and six months ended January 31, 2016 differ from the statutory U.S. federal income tax rate of 35% mainly due to incentive stock options tax deductions, permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and research and development credits.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of January 31, 2016, U.S. income taxes were not provided for on the cumulative total of $31.0 million undistributed earnings from certain foreign subsidiaries. As of January 31, 2016, the unrecognized deferred tax liability for these earnings was approximately $10.2 million.
During the six months ended January 31, 2016, the decrease in unrecognized tax benefits from the beginning of the period was $0.9 million. Accordingly, as of January 31, 2016, the Company had unrecognized tax benefits of $3.9 million that, if recognized, would affect the Company’s effective tax rate.

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

The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
United States	$62,078	$43,928	$105,185	$82,876
Canada	7,091	10,830	16,149	19,217
Other Americas	2,178	2,755	4,627	4,613
Total Americas	71,347	57,513	125,961	106,706
United Kingdom	11,973	11,815	21,660	24,013
Other EMEA	5,303	8,838	12,178	20,627
Total EMEA	17,276	20,653	33,838	44,640
Total APAC	13,506	11,280	24,610	17,834
Total revenues	$102,129	$89,446	$184,409	$169,180
No country, other than those presented above, accounted for more than 10% of revenues during the three and six months ended January 31, 2016 and 2015, respectively.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	January 31, 2016	July 31, 2015
	(in thousands)
Americas	$22,733	$22,746
EMEA	2,429	2,183
APAC	362	435
Total	$25,524	$25,364

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
Overview
We are a leading provider of a software platform for Property and Casualty (“P&C”) insurers that replaces their legacy core systems and transforms their business. Our platform consists of three key elements: core transaction processing, data management and analytics, and digital engagement, which work together to strengthen our customers’ ability to engage and empower their customers, agents, and employees. Our InsuranceSuite™ products provide transactional systems of record, which support the entire insurance lifecycle. Our data management and analytics products enable insurers to manage data more effectively and gain insights that can lead to better business decisions. Our digital engagement products support digital sales, service and claims experiences for policyholders, agents, and other key stakeholders.
We sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurance carriers or their subsidiaries to national carriers to regional carriers. We continue to expand our global reach by growing investments in sales and marketing in Europe, Asia and Latin America. Our customer engagement is led by our direct sales model and supported by our system integrator (“SI”) partners. Customers can buy our software applications, PolicyCenterTM, ClaimCenterTM and BillingCenterTM, either separately or in combination as a suite. We refer to the combination of all three applications as InsuranceSuite. In addition to our investments in sales and marketing and in our SI partnerships, we work to align with each insurer’s strategic goals in order to address any sales cycle risk. Strong customer relationships are a key driver of our success given the long-term nature of our contracts and the importance of customer references for new sales. We continue to focus on deepening our customer relationships through continued successful product implementations, robust product support, strategic engagement on new products and technologies, and ongoing account management.
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

	Four quarters ended
	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014
	(in thousands)
Term license revenues	$184,647	$173,232	$169,366	$160,114	$157,542	$150,309	$139,902	$125,485	$115,144
Maintenance revenues	53,610	51,516	50,024	48,785	47,041	44,768	41,888	39,836	38,510
Total four-quarter recurring revenues	$238,257	$224,748	$219,390	$208,899	$204,583	$195,077	$181,790	$165,321	$153,654

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$913	$3,976	$(717)	$979
Non-GAAP adjustments:
Provision for (benefit from) income taxes	6,365	(1,007)	(55)	(1,619)
Interest income	(758)	(495)	(1,454)	(1,007)
Other expense (income), net	1,182	861	965	1,344
Depreciation and amortization	1,751	1,848	3,542	3,621
Stock-based compensation	16,545	13,498	31,692	25,486
Adjusted EBITDA	$25,998	$18,681	$33,973	$28,804
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash provided by operations was $27.0 million and $4.1 million for the six months ended January 31, 2016 and 2015, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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

Other than the adoption of ASU 2015-17 as described in Note 1 of Notes to Condensed Consolidated Financial Statements, there were no significant changes in our critical accounting policies and estimates during the six months ended January 31, 2016. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 17, 2015 for a more complete discussion of our critical accounting policies and estimates.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Revenues:
License	$53,376	$43,655	$85,716	$72,475
Maintenance	14,256	12,163	28,269	24,683
Services	34,497	33,628	70,424	72,022
Total revenues	102,129	89,446	184,409	169,180
Cost of revenues:
License	1,577	1,145	2,741	2,227
Maintenance	2,636	2,271	5,111	4,513
Services	30,688	30,664	62,219	63,111
Total cost of revenues	34,901	34,080	70,071	69,851
Gross profit:
License	51,799	42,510	82,975	70,248
Maintenance	11,620	9,892	23,158	20,170
Services	3,809	2,964	8,205	8,911
Total gross profit	67,228	55,366	114,338	99,329
Operating expenses:
Research and development	25,409	22,282	51,081	42,592
Sales and marketing	22,661	20,176	41,952	37,705
General and administrative	11,456	9,573	22,566	19,335
Total operating expenses	59,526	52,031	115,599	99,632
Income (loss) from operations	7,702	3,335	(1,261)	(303)
Interest income	758	495	1,454	1,007
Other income (expense), net	(1,182)	(861)	(965)	(1,344)
Income (loss) before income taxes	7,278	2,969	(772)	(640)
Provision for (benefit from) income taxes	6,365	(1,007)	(55)	(1,619)
Net income (loss)	$913	$3,976	$(717)	$979

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(percentage of total revenues)
Revenues:
License	52%	49%	47%	43%
Maintenance	14%	14%	15%	15%
Services	34%	37%	38%	42%
Total revenues	100%	100%	100%	100%
Cost of revenues:
License	1%	1%	1%	1%
Maintenance	3%	3%	3%	3%
Services	30%	34%	34%	37%
Total cost of revenues	34%	38%	38%	41%
Gross profit:
License	51%	48%	46%	42%
Maintenance	11%	11%	12%	12%
Services	4%	3%	4%	5%
Total gross profit	66%	62%	62%	59%
Operating expenses:
Research and development	25%	25%	28%	25%
Sales and marketing	22%	22%	23%	22%
General and administrative	11%	11%	12%	12%
Total operating expenses	58%	58%	63%	59%
Income (loss) from operations	8%	4%	(1)%	—%
Interest income	—%	—%	1%	1%
Other income (expense), net	(1)%	(1)%	—%	(1)%
Income (loss) before income taxes	7%	3%	—%	—%
Provision for (benefit from) income taxes	6%	(1)%	—%	(1)%
Net income (loss)	1%	4%	—%	1%

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
Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended January 31,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$53,376	52%	$43,655	49%	$9,721	22%
Maintenance	14,256	14%	12,163	14%	2,093	17%
Services	34,497	34%	33,628	37%	869	3%
Total revenues	$102,129	100%	$89,446	100%	$12,683	14%

	Six Months Ended January 31,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$85,716	47%	$72,475	43%	$13,241	18%
Maintenance	28,269	15%	24,683	15%	3,586	15%
Services	70,424	38%	72,022	42%	(1,598)	(2)%
Total revenues	$184,409	100%	$169,180	100%	$15,229	9%

License Revenues

The $9.7 million and $13.2 million increases in license revenues during the three and six months ended January 31, 2016, respectively, were primarily driven by sales of newer products to both new and existing customers and increased adoption of InsuranceSuite. Our license revenues are comprised of term license revenue and perpetual license revenue. Term license remains our predominant licensing model with perpetual comprising less than 10% in each period presented.

	Three Months Ended January 31,
	2016		2015
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$52,652	99%	$41,236	94%	$11,416	28%
Perpetual	724	1%	2,419	6%	(1,695)	(70)%
Total license revenues	$53,376	100%	$43,655	100%	$9,721	22%

	Six Months Ended January 31,
	2016		2015
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$85,305	100%	$70,023	97%	$15,282	22%
Perpetual	411	—%	2,452	3%	(2,041)	(83)%
Total license revenues	$85,716	100%	$72,475	100%	$13,241	18%

Term license revenues increased by $11.4 million during the three months ended January 31, 2016, as compared to the same quarter a year ago. The increase was the result of a $6.3 million net increase in revenues recognized primarily due to timing of invoicing and corresponding due dates, early payments made by our customers in the current quarter, and $5.1 million of revenues recognized for current quarter orders from new and existing customers.

Term license revenues increased by $15.3 million during the six months ended January 31, 2016, as compared to the same period a year ago. The increase was the result of $12.7 million of revenues recognized related to current period orders from new and existing customers, and a net increase of $2.4 million in revenues recognized primarily due to early payments made by our customers in the current period and incremental growth in our existing customer’s direct written premiums as compared to the same period a year ago.

Perpetual license revenues decreased by $1.7 million and $2.0 million during the three and six months ended January 31, 2016, respectively, as compared to the same periods a year ago. Decreases in perpetual license revenues were primarily due to fewer perpetual buyouts in the current periods.

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

Maintenance Revenues

The $2.1 million and $3.6 million increases in maintenance revenues during the three and six months ended January 31, 2016 reflect our growing customer base and increased license revenues.

We expect that our maintenance revenues will continue to grow as license revenues grow. In the current fiscal year we anticipate that maintenance revenues, since recognized on a ratable basis, will grow more slowly than license revenues due primarily to the delayed impact of negative currency rate movements that affected our maintenance billings in fiscal year 2015.

Services Revenues

Services revenues during the three months ended January 31, 2016 increased $0.9 million as compared to the same quarter a year ago. The increase in services revenues was primarily attributable to more services provided to new and existing customers.

Services revenues during the six months ended January 31, 2016 decreased $1.6 million, as compared to the same period a year ago, primarily due to the near completion of certain implementation projects and our continued partnership with system integrator partners to assist in the implementation of our products.

We expect our services revenues to decrease as a percentage of total revenues in the current fiscal year as we continue to expand our network of third-party system integrators with whom our customers can contract for services related to our products, although these trends may not be evident in any given quarter as the mix of revenues may fluctuate.

Deferred Revenues

	As of
	January 31, 2016	July 31, 2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$22,431	$13,558	$8,873	65%
Deferred maintenance revenues	32,400	32,365	35	—%
Deferred services revenues	7,132	6,643	489	7%
Total deferred revenues	$61,963	$52,566	$9,397	18%
The $8.9 million increase in deferred license revenues compared to the prior fiscal year end was primarily driven by a net increase of $6.3 million related to billings from existing customer contracts that are being deferred due to invoice timing and corresponding due dates. Additional increases in deferred license revenues resulted from $2.6 million of license billings related to new contracts executed during the six months ended January 31, 2016 which will be recognized as contractual obligations are met.
Deferred maintenance revenues remained at the same level as the prior fiscal year end.

The $0.5 million increase in deferred services revenues compared to the prior fiscal year end was primarily driven by $2.6 million of services billings deferred due to certain contractual terms, partially offset by $2.1 million from prior fiscal year billings which were recognized upon fulfillment of certain contractual obligations.
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

	Three Months Ended January 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$1,577	$1,145	$432	38%
Maintenance	2,636	2,271	365	16%
Services	30,688	30,664	24	—%
Total cost of revenues	$34,901	$34,080	$821	2%

Includes stock-based awards of:
Cost of license revenues	$103	$55	$48
Cost of maintenance revenues	380	309	71
Cost of services revenues	4,673	3,878	795
Total	$5,156	$4,242	$914

	Six Months Ended January 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$2,741	$2,227	$514	23%
Maintenance	5,111	4,513	598	13%
Services	62,219	63,111	(892)	(1)%
Total cost of revenues	$70,071	$69,851	$220	—%

Includes stock-based compensation of:
Cost of license revenues	$192	$104	$88
Cost of maintenance revenues	719	586	133
Cost of services revenues	9,036	7,391	1,645
Total	$9,947	$8,081	$1,866
The $0.8 million increase in cost of revenues during the three months ended January 31, 2016 was primarily driven by an increase of $0.9 million in headcount and related costs in addition to an increase of $0.9 million in stock-based compensation expense due to the issuance of employee equity awards, partially offset by a decrease of $1.1 million in third-party consultant costs as certain large implementation projects near completion. Our professional service and technical support headcount was 571 at January 31, 2016 compared to 526 at January 31, 2015.
The $0.2 million increase in cost of revenues during the six months ended January 31, 2016 was primarily driven by an increase of $2.3 million in headcount and related costs in addition to an increase of $1.9 million in stock-based compensation expense due to the issuance of employee equity awards, partially offset by a decrease of $4.0 million in third-party consultant costs as certain large implementation projects near completion and our continued partnership with system integrator partners to assist in the implementation of our products..

	Three Months Ended January 31,
	2016		2015		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$51,799	97%	$42,510	97%	$9,289	22%
Maintenance	11,620	82%	9,892	81%	1,728	17%
Services	3,809	11%	2,964	9%	845	29%
Total gross profit	$67,228	66%	$55,366	62%	$11,862	21%

	Six Months Ended January 31,
	2016		2015		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$82,975	97%	$70,248	97%	$12,727	18%
Maintenance	23,158	82%	20,170	82%	2,988	15%
Services	8,205	12%	8,911	12%	(706)	(8)%
Total gross profit	$114,338	62%	$99,329	59%	$15,009	15%
Gross profit margin was 66% and 62% for the three and six months ended January 31, 2016, respectively, as compared with 62% and 59% for the three and six months ended January 31, 2015, respectively. The improvements were due to increases in license and maintenance revenues as a percent of total revenues. License and maintenance revenues yield a higher gross margin than our professional services.
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

	Three Months Ended January 31,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$25,409	25%	$22,282	25%	$3,127	14%
Sales and marketing	22,661	22%	20,176	22%	2,485	12%
General and administrative	11,456	11%	9,573	11%	1,883	20%
Total operating expenses	$59,526	58%	$52,031	58%	$7,495	14%

Includes stock-based compensation of:
Research and development	$3,911		$2,662		$1,249
Sales and marketing	3,616		3,442		174
General and administrative	3,862		3,152		710
Total	$11,389		$9,256		$2,133

	Six Months Ended January 31,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$51,081	28%	$42,592	25%	$8,489	20%
Sales and marketing	41,952	23%	37,705	22%	4,247	11%
General and administrative	22,566	12%	19,335	12%	3,231	17%
Total operating expenses	$115,599	63%	$99,632	59%	$15,967	16%

Includes stock-based compensation of:
Research and development	$7,583		$4,805		$2,778
Sales and marketing	7,046		6,429		617
General and administrative	7,116		6,171		945
Total	$21,745		$17,405		$4,340

Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $3.1 million increase in research and development expenses during the three months ended January 31, 2016 was primarily related to the aggregate effect from increased headcount and related expenses, which was partially offset by a decrease in professional services. This included increased expenses from compensation and related headcount costs of $2.1 million along with an increase in stock-based compensation costs of $1.2 million. The increase in headcount was primarily a result of our continued investment in data management and analytics, and digital engagement technologies. Our research and development headcount was 415 at January 31, 2016 compared with 361 at January 31, 2015.
The $8.5 million increase in research and development expenses during the six months ended January 31, 2016 was primarily related to the aggregate effect from increased headcount and related expenses. This included increased expenses from compensation and related headcount costs of $5.8 million along with an increase in stock-based compensation costs of $2.8 million.

We expect our research and development expenses to continue to increase in absolute dollars as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions.
Sales and Marketing
Our sales and marketing expenses consist primarily of costs incurred for compensation and benefit expenses for our sales and marketing employees, including stock-based awards. It also includes allocated overhead, commission payments, travel expenses and professional services for marketing activities.
The $2.5 million increase in sales and marketing expenses during the three months ended January 31, 2016 was primarily related to the aggregate effect from increased headcount and related expenses, and increased selling expenses. This included increased expenses from compensation and related headcount costs of $1.4 million and increased costs for stock-based compensation of $0.2 million. The increased selling expenses of $0.8 million were related to increased commission expense, resulting from increased customer orders. The increase in headcount was required to support the growth in our revenue base. Our sales and marketing headcount was 244 at January 31, 2016 compared with 224 at January 31, 2015.
The $4.2 million increase in sales and marketing expenses during the six months ended January 31, 2016 was primarily related to the aggregate effect from increased headcount and related expenses, and increased selling expenses. This included increased expenses from compensation and related headcount costs of $2.1 million and increased costs for stock-based compensation of $0.6 million. The increased selling expenses of $1.3 million were related to increased commission expense, resulting from increased customer orders.
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
The $1.9 million increase in general and administrative expenses during the three months ended January 31, 2016 was primarily due to the increased headcount and related costs including stock-based compensation, partially offset by decreased costs for professional services. The increase in headcount was required to support the growth of our business. Our general and administrative headcount was 152 at January 31, 2016 compared with 127 at January 31, 2015.
The $3.2 million increase in general and administrative expenses during the six months ended January 31, 2016 was primarily due to the increased headcount and related costs including stock-based compensation, and to a lesser extent increase in professional services.
We expect our general and administrative expense to continue to increase in absolute dollars due to increases in personnel costs and infrastructure costs to support the growth of our business.
Other Income (Expense)

	Three Months Ended January 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$758	$495	$263	53%
Other income (expense), net	$(1,182)	$(861)	$(321)	37%

	Six Months Ended January 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$1,454	$1,007	$447	44%
Other income (expense), net	$(965)	$(1,344)	$379	(28)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income increased by $0.3 million and $0.4 million during the three and six months ended January 31, 2016, respectively, due to higher yields on our cash equivalents and investments as well as higher investment balances.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains (losses) resulting from fluctuations in foreign exchange rates on our receivables and payables denominated in currencies other than the U.S. dollar, mainly British Pound, Euro, Australia and Canadian Dollar, Japanese Yen and Brazilian Real.

We experienced appreciation of the U.S. dollar during each of the periods presented. Other income (expense), net increased by $0.3 million for the three months ended January 31, 2016 as compared to the same quarter a year ago, primarily due to higher balances denominated in foreign currencies. Other income (expense), net decreased by $0.4 million for the six months ended January 31, 2016 as compared to the same period a year ago, primarily due to less volatility in U.S. dollar exchange rates, partially offset by higher balances denominated in foreign currencies during the current period.
Provision for (Benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended January 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	6,365	(1,007)	$7,372	*

	Six Months Ended January 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(55)	$(1,619)	$1,564	*
* Not meaningful
We recognized an income tax expense of $6.4 million and an income tax benefit of $0.1 million for the three and six months ended January 31, 2016, respectively, as compared to income tax benefits of $1.0 million and $1.6 million for the three and six months ended January 31, 2015, respectively. The change for the three months ended January 31, 2016 was primarily due to increased profitability and decreased benefits from discrete tax items as compared to the same quarter a year ago. The change for the six months ended January 31, 2016 was primarily due to decreased benefits from discrete tax items as compared to the same period a year ago. Our effective tax rates of 87.5% and 7.1% for the three and six months ended January 31, 2016, respectively, differ from the statutory U.S. federal income tax rate of 35% mainly due to incentive stock options tax deductions, permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and research and development credits.
Liquidity and Capital Resources
As of January 31, 2016 and July 31, 2015, we had $700.8 million and $677.8 million of cash, cash equivalents and investments, respectively, and working capital of $569.4 million and $557.2 million, respectively. As of January 31, 2016, approximately $23.6 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended January 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$27,030	$4,067
Net cash used in investing activities	$(24,350)	$(8,597)
Net cash provided by (used in) financing activities	$3,067	$(13,989)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $23.0 million for the six months ended January 31, 2016 when compared to the six months ended January 31, 2015. We used $18.4 million less cash for working capital activity as compared to the same period a year ago, primarily due to higher cash collections from customers and changes in deferred revenues as compared to the same period a year ago. This is partially offset by higher bonus, commission, and vendor payments in addition to changes in prepaid and other asset balances compared to the same period a year ago. The increase in operating cash inflow is also attributable to a $4.6 million increase in profitability after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Cash used in investing activities increased by $15.8 million for the six months ended January 31, 2016, primarily due to a $10.5 million increase in purchases of marketable securities net of sales proceeds, as compared to the same period a year ago. In the quarter ended January 31, 2016, we purchased a $5 million non-marketable convertible debt security. All investments are designated as available-for-sale.

Cash Flows from Financing Activities
Net cash provided by financing activities was $3.1 million for the six months ended January 31, 2016, as compared to $14.0 million net cash used during the same period a year ago. The increase of $17.1 million in net cash provided by financing activities was due to $16.4 million less withholding taxes paid for RSU releases, as we switched from the net share settlement to the sell-to-cover tax withholding method in the fourth quarter of fiscal year 2015 for a large majority of the employee population, and a $0.6 million increase related to the excess tax benefit from the exercise of stock options and vesting of RSUs.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 5 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of January 31, 2016.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of January 31, 2016 and July 31, 2015. Our cash, cash equivalents and investments as of January 31, 2016 and July 31, 2015 were $700.8 million and $677.8 million, respectively, consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended January 31, 2016, we experienced 2 to 20 percent fluctuations in exchange rates in Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real and as a result, recorded a foreign currency loss of $1.0 million as other expense in our statement of operations. We will continue to experience fluctuations in foreign currency exchange rates, and if a ten percent change in foreign exchange rates occurs in the future, a similar impact would result. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenues. While the composition of our individual top customers will vary from year to year, in fiscal years 2015, 2014 and 2013, our ten largest customers accounted for 31%, 35% and 33% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, fails to renew its license agreements or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.
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
Guidewire’s current and predominant business model does not significantly collect and transfer personal information from our customers to Guidewire, however, a limited number of our product solutions may collect, process, store, and use transaction-level data aggregated across insurers using Guidewire’s common data model. We anticipate that over time we may expand our business model to include greater collection and transfer of personal information from our customers to Guidewire and we recognize that personal privacy has become a significant issue in the United States, Europe, and many other countries where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information.
In the European Community, Directive 95/46/EC (the “Directive”) has required European Union member states to implement data protection laws to meet the strict privacy requirements of the Directive. Among other requirements, the Directive regulates transfers of personally identifiable data that is subject to the Directive (“Personal Data”) to third countries, such as the United States, that have not been found to provide adequate protection to such Personal Data. We have in the past relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of Personal Data collected by US companies doing business s in the European Economic Area (or “EEA”), to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. - EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of Personal Data outside of the EEA.
Recently, it was announced that negotiators from the EU and US reached political agreement on a successor to the Safe Harbor framework that will be referred to as the EU-US Privacy Shield. However, it is likely to be months before all of the details regarding the Privacy Shield program are finalized and a procedure is introduced to allow interested companies to participate in the program. While the details regarding the Privacy Shield program continue to be finalized, we will continue to face uncertainty to the limited extent we may transfer any Personal Data and as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we could face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
In light of the ECJ opinion in the Schrems case, we have begun to undertake efforts in the event of any necessary transfers of Personal Data from the EEA based on current regulatory obligations, available guidance of data protection authorities, and evolving best practices. Despite this, we may be unsuccessful in conforming to means of transferring such data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape for the transfer of Personal Data.

We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use some of our services due to the potential risk exposure to such customers as a result of the ECJ ruling in the Schrems case and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to the transfer of any Personal Data as being too costly, too burdensome, too legally uncertain or otherwise objectionable, and therefore may decide not to do business with us if the transfer of Personal Data is a necessary requirement.
Though Guidewire’s current and predominant business model does not significantly collect and transfer personal information from our customers to Guidewire, given the current data protection landscape in view of the ECJ opinion in the Schrems case, we may be at risk of potential inquiries and/or enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that any transfers of Personal Data to us from the EEA are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities, and evolving best practices. We may find it necessary to establish systems to maintain Personal Data originating from the EU in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
The Directive may also be replaced in time with the pending European General Data Protection Regulation, which may impose additional obligations and risk upon our business as we may expand our business model to include greater collection and transfer of personal information from our EEA customers to Guidewire. The pending European General Data Protection Regulation may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes to our expanding business operations, all of which may adversely affect our revenues and our business overall.
Changes to laws or regulations affecting privacy could impose additional costs and liabilities on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations and standards may limit the use and adoption of our product solutions and reduce overall demand.
Furthermore, concerns regarding data privacy and/or security may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our product solutions effectively. Even the perception that the privacy and/or security of personal information is not satisfactorily protected or does not meet applicable legal, regulatory and other requirements could inhibit sales of our products or services, and could limit adoption of our solutions.
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

Date:	March 1, 2016	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Richard Hart
Richard Hart
Chief Financial Officer (Principal Financial and Accounting Officer)