Form 10-Q
period 2016-04-30
Guidewire Software, Inc.
filed 2016-06-02
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On April 30, 2016, the registrant had 72,522,807 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•	growth prospects of the Property & Casualty (“P&C”) insurance industry and our company;

•	trends in our future sales, including seasonality;

•	opportunities for growth by technology leadership;

•	our market strategy in relation to our competitors;

•	competitive attributes of our software application solutions;

•	opportunities to further expand our position outside of the United States;

•	our research and development investment and efforts;

•	benefits to be achieved from our acquisitions, including EagleEye Analytics Inc.(“EagleEye”);

•	our gross margins and factors that affect gross margins;

•	our provision for tax liabilities and other critical accounting estimates;

•	our exposure to market risks, and;

•	our ability to satisfy future liquidity requirements.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2016	July 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,605	$212,362
Short-term investments	374,081	359,273
Accounts receivable	61,222	62,062
Deferred tax assets, current	—	13,845
Prepaid expenses and other current assets	14,457	14,102
Total current assets	654,365	661,644
Long-term investments	102,161	106,117
Property and equipment, net	13,251	12,160
Intangible assets, net	15,205	3,999
Deferred tax assets, noncurrent	32,231	5,896
Goodwill	29,585	9,205
Other assets	11,623	926
TOTAL ASSETS	$858,421	$799,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,614	$8,816
Accrued employee compensation	29,333	37,235
Deferred revenues, current	62,654	50,766
Other current liabilities	7,503	7,592
Total current liabilities	108,104	104,409
Deferred revenues, noncurrent	5,638	1,800
Other liabilities	3,472	4,350
Total liabilities	117,214	110,559
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	715,253	662,869
Accumulated other comprehensive loss	(5,787)	(6,343)
Retained earnings	31,734	32,855
Total stockholders’ equity	741,207	689,388
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$858,421	$799,947
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Revenues:
License	$45,796	$33,302	$131,512	$105,777
Maintenance	14,676	12,183	42,945	36,866
Services	38,388	39,955	108,812	111,977
Total revenues	98,860	85,440	283,269	254,620
Cost of revenues:
License	2,137	1,184	4,878	3,411
Maintenance	3,034	2,299	8,145	6,812
Services	33,836	34,421	96,055	97,532
Total cost of revenues	39,007	37,904	109,078	107,755
Gross profit:
License	43,659	32,118	126,634	102,366
Maintenance	11,642	9,884	34,800	30,054
Services	4,552	5,534	12,757	14,445
Total gross profit	59,853	47,536	174,191	146,865
Operating expenses:
Research and development	29,273	24,575	80,354	67,167
Sales and marketing	22,908	18,801	64,860	56,506
General and administrative	13,449	10,860	36,015	30,195
Total operating expenses	65,630	54,236	181,229	153,868
Loss from operations	(5,777)	(6,700)	(7,038)	(7,003)
Interest income	2,211	636	3,665	1,643
Other income (expense), net	804	77	(161)	(1,267)
Loss before income taxes	(2,762)	(5,987)	(3,534)	(6,627)
Benefit from income taxes	(2,358)	(3,000)	(2,413)	(4,619)
Net loss	$(404)	$(2,987)	$(1,121)	$(2,008)
Net loss per share:
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.03)
Shares used in computing net loss per share:
Basic	72,297,934	70,348,356	71,769,613	69,844,077
Diluted	72,297,934	70,348,356	71,769,613	69,844,077

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(404)	$(2,987)	$(1,121)	$(2,008)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,754	541	339	(3,677)
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $(202) and $37 for the three months ended April 30, 2016 and 2015, respectively; $(129) and $(35) for the nine months ended April 30, 2016 and 2015, respectively	336	(54)	213	80
Reclassification adjustment for realized losses (gains) included in net loss	4	—	4	(7)
Other comprehensive income (loss)	2,094	487	556	(3,604)
Comprehensive income (loss)	$1,690	$(2,500)	$(565)	$(5,612)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,121)	$(2,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,835	5,550
Stock-based compensation	47,885	37,880
Excess tax benefit from exercise of stock options and vesting of restricted stock units	(566)	—
Deferred tax assets	(4,767)	(7,856)
Amortization of premium on available-for-sale securities	2,672	3,988
Other non-cash items affecting net loss	(954)	1
Changes in operating assets and liabilities:
Accounts receivable	1,568	(10,057)
Prepaid expenses and other assets	(4,977)	(1,656)
Accounts payable	(691)	3,763
Accrued employee compensation	(8,095)	(8,742)
Other liabilities	(556)	991
Deferred revenues	14,408	8,810
Net cash provided by operating activities	50,641	30,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(492,474)	(361,141)
Sales of available-for-sale securities	474,297	370,065
Purchase of property and equipment	(5,243)	(5,076)
Acquisition of business, net of acquired cash	(39,530)	—
Net cash provided by (used in) investing activities	(62,950)	3,848
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	5,421	4,795
Taxes remitted on RSU awards vested	(1,488)	(26,402)
Excess tax benefit from exercise of stock options and vesting of restricted stock units	566	—
Net cash provided by (used in) financing activities	4,499	(21,607)
Effect of foreign exchange rate changes on cash and cash equivalents	53	(4,064)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,757)	8,841
CASH AND CASH EQUIVALENTS—Beginning of period	212,362	148,101
CASH AND CASH EQUIVALENTS—End of period	$204,605	$156,942
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,219	$2,458
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$802	$378

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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements for the fiscal year ended July 31, 2015 included in the Company’s Annual Report on Form 10-K except for the business combinations policy which has been added in the third quarter of fiscal 2016.
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

Business Combinations, Intangible Assets and Goodwill Impairment

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
The Company evaluates its acquired intangible assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the assets over the estimated fair value of the assets.
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
No customer individually accounted for 10% or more of the Company’s revenues for the three and nine months ended April 30, 2016 or 2015. One customer individually accounted for 10% or more of the Company’s total accounts receivable as of April 30, 2016. No customer individually accounted for 10% or more of the Company’s total accounts receivable as of July 31, 2015.
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

We adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, effective January 31, 2016 on a prospective basis. As a result, all deferred tax assets and liabilities are classified as non-current. Prior to the adoption, deferred tax assets and liabilities were classified as either current or non-current based on the related asset or liability.
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

Recent Accounting Pronouncements

Improvements on Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Improvements on Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning August 1, 2017. The Company is currently evaluating the impact to its consolidated financial statements.
Accounting for Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning August 1, 2019. The Company is currently evaluating the impact to its consolidated financial statements.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for annual periods beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. The Company early adopted this guidance effective February 1, 2016 and the adoption has no material impact to its consolidated financial statements.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In July 2015, the FASB deferred the effective date to annual reporting periods and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends certain aspects of ASU No. 2014-09, specifically on identifying performance obligations and the implementation guidance on licensing. ASU No. 2016-10’s effective date and transition provisions are aligned with the requirements in ASU No. 2014-09. The standard will be effective for the Company beginning August 1, 2018 and permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and continue to evaluate all the potential impacts that this guidance will have on our consolidated financial statements. We have, however, begun modifying the way we engage with customers to reduce the impact we currently believe is likely to occur under the new standard which will be effective in fiscal 2019.

2.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following:

	April 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$66,268	$15	$(5)	$66,278
Commercial paper	140,574	12	—	140,586
Corporate bonds	256,090	241	(80)	256,251
U.S. government bonds	104,560	48	(11)	104,597
Foreign government bonds	5,914	—	—	5,914
Money market funds	68,417	—	—	68,417
Total	$641,823	$316	$(96)	$642,043

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$82,946	$21	$(4)	$82,963
Commercial paper	142,822	13	(4)	142,831
Corporate bonds	281,942	47	(216)	281,773
U.S. government bonds	32,529	13	(2)	32,540
Foreign government bonds	8,663	7	(2)	8,668
Certificate of deposit	2,700	—	—	2,700
Money market funds	88,319	—	—	88,319
Total	$639,921	$101	$(228)	$639,794
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	April 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$15,247	*	$—	$—	$15,247	*
U.S. agency securities	15,983	(5)	—	—	15,983	(5)
Corporate bonds	85,077	(78)	2,612	(2)	87,689	(80)
U.S. government bonds	15,049	(11)	—	—	15,049	(11)
Foreign government bonds	2,900	*	—	—	2,900	*
Total	$134,256	$(94)	$2,612	$(2)	$136,868	$(96)
* Amounts are less than one thousand dollars.

As of April 30, 2016, the Company had 51 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at April 30, 2016 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amounts of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not significant.
The following table summarizes the contractual maturities of the Company’s investments measured at fair value as of April 30, 2016:

	Less Than 12 Months	12 to 36 Months	Total
	(in thousands)
U.S. agency securities	$64,190	$2,088	$66,278
Commercial paper	140,586	—	140,586
Corporate bonds	186,236	70,015	256,251
U.S. government bonds	74,539	30,058	104,597
Foreign government bonds	5,914	—	5,914
Money market funds	68,417	—	68,417
Total	$539,882	$102,161	$642,043

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
In December 2015, the Company invested $5.0 million in a convertible note issued by a privately-held company. The note did not have a readily determinable market value. In April 2016, the convertible note with accrued interest of $0.1 million converted to preferred stock. The investment was re-measured at $6.0 million based on the estimated fair value of the preferred stock at the date of conversion. The resulting gain of $0.9 million was recorded as interest income. The equity investment was accounted for under the cost method of accounting, reported in other long term assets on the Company’s condensed consolidated balance sheet, and no longer deemed a Level 3 investment at April 30, 2016.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of April 30, 2016 and July 31, 2015:

	April 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Commercial paper	$—	$97,384	$—	$97,384
Money market funds	68,417	—	—	68,417
Short-term investments:
U.S. agency securities	—	64,190	—	64,190
Commercial paper	—	43,202	—	43,202
Corporate bonds	—	186,236	—	186,236
U.S. government bonds	—	74,539	—	74,539
Foreign government bonds	—	5,914	—	5,914
Long-term investments:
U.S. agency securities	—	2,088	—	2,088
U.S. government bonds	—	30,058	—	30,058
Corporate bonds	—	70,015	—	70,015
Total assets	$68,417	$573,626	$—	$642,043

	July 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Commercial paper	$—	$86,085	$—	$86,085
Money market funds	88,319	—	—	88,319
Short-term investments:
U.S. agency securities	—	68,212	—	68,212
Commercial paper	—	56,746	—	56,746
U. S. government bonds	—	19,983	—	19,983
Foreign government bonds	—	8,668	—	8,668
Corporate bonds	—	202,964	—	202,964
Certificate of deposit	—	2,700	—	2,700
Long-term investments:
U.S. agency securities	—	14,751	—	14,751
Corporate bonds	—	78,809	—	78,809
U.S. government bonds	—	12,557	—	12,557
Total assets	$88,319	$551,475	$—	$639,794

3.	Acquisition
On March 31, 2016, the Company purchased all of the outstanding equity interests of EagleEye Analytics, Inc. (“EagleEye”), a privately held provider of SaaS-based predictive analytics products specifically designed for property and casualty insurers, for total purchase consideration of $40.2 million, including an amount placed into escrow to cover future potential claims. At the time of the purchase, EagleEye maintained a management incentive program that required certain payments to management upon the completion of a change in control. Pursuant to this program, an additional $1.6 million was placed into a separate escrow account to be paid out 18 months after closing to former EagleEye employees. This additional payment is subject to continued employment with the Company and therefore is excluded from the purchase consideration. The payment will be recognized as compensation expense over the requisite service period of 18 months. The Company believes that the acquisition will enable its customers to apply predictive analytics to make better decisions across the insurance lifecycle. Acquisition-related costs of $1.5 million were recorded in general and administrative expenses in the Company’s condensed consolidated statements of operations for the quarter ended April 30, 2016.
As part of the preliminary purchase price allocation, the Company determined that EagleEye’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, partner relationships and order backlog. The Company measured fair values of the intangible assets by applying the income and relief from royalty approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including pricing projections of future products, expected customer interest, a discount rate that is representative of the weighted average cost of capital, and royalty and long-term sustainable growth rates based on market analysis. The Company is amortizing the acquired intangible assets over their estimated useful lives.
The allocation of the purchase price is preliminary pending final valuation of acquired deferred tax assets and is therefore subject to potential future measurement period adjustments. Preliminary allocation of the purchase consideration was as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Assumed Liabilities, net of acquired assets	$(550)
Developed technology	6,700	4
Customer contracts and related relationships	4,500	9
Partner relationships	200	9
Order backlog	1,100	3
Deferred tax assets, net	7,849
Goodwill	20,380
Total purchase price	$40,179
The goodwill of $20.4 million arising from the acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. None of the goodwill recognized is expected to be deductible for income tax purposes.
The results of EagleEye’s operations since the date of acquisition have been included in the Company’s results for the quarter and were not material. The pro forma results of operations have not been presented because the effects of the business combination were not material to the Company’s consolidated results of operations.

4. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following:

	April 30, 2016	July 31, 2015
	(in thousands)
Computer hardware	$18,637	$15,099
Software	4,781	4,867
Furniture and fixtures	3,359	3,065
Leasehold improvements	8,365	8,040
Total property and equipment	35,142	31,071
Less accumulated depreciation	(21,891)	(18,911)
Property and equipment, net	$13,251	$12,160
As of April 30, 2016 and July 31, 2015, no property and equipment was pledged as collateral. Depreciation expense was $1.7 million and $4.5 million for the three and nine months ended April 30, 2016, respectively, and was $1.6 million and $4.5 million for the three and nine months ended April 30, 2015, respectively.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the period presented:

Total
(in thousands)
Goodwill, July 31, 2015	$9,205
Addition - EagleEye acquisition	20,380
Goodwill, April 30, 2016	$29,585
The Company’s intangible assets are amortized over the estimated useful lives. Intangible assets consist of the following:

	April 30, 2016			July 31, 2015
	(in thousands)
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Amortized intangible assets:
Acquired technology	$13,900	$4,420	$9,480	$7,200	$3,201	$3,999
Customer contracts and related relationships	4,500	42	4,458	—	—	—
Partner relationships	200	2	198	—	—	—
Order backlog	1,100	31	1,069	—	—	—
Total	$19,700	$4,495	$15,205	$7,200	$3,201	$3,999

Amortization expense was $0.6 million and $1.3 million for the three and nine months ended April 30, 2016, and was $0.4 million and $1.1 million for the three and nine months ended April 30, 2015. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2016 (remainder of fiscal year)	$1,001
2017	4,004
2018	3,682
2019	2,442
2020	1,639
Thereafter	2,437
Total	$15,205
Accrued Employee Compensation
Accrued employee compensation expense consists of the following:

	April 30, 2016	July 31, 2015
	(in thousands)
Accrued bonuses	$14,290	$19,819
Accrued commission	2,201	5,008
Accrued vacation	8,932	7,980
Accrued payroll taxes and benefits	3,910	4,428
Total	$29,333	$37,235
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the nine months ended April 30, 2016 were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
	(in thousands)
Balance as of July 31, 2015	$(6,247)	$(96)	$(6,343)
Other comprehensive gain (loss) before reclassification	339	342	681
Amounts reclassified from accumulated other comprehensive loss to earnings	—	4	4
Tax effect	—	(129)	(129)
Balance as of April 30, 2016	$(5,908)	$121	$(5,787)

5. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net income loss per share for the periods presented:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(404)	$(2,987)	$(1,121)	$(2,008)
Net loss per share:
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.03)
Denominator:
Weighted average shares used in computing net loss per share:
Basic	72,297,934	70,348,356	71,769,613	69,844,077
Diluted	72,297,934	70,348,356	71,769,613	69,844,077

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Stock options to purchase common stock	1,233,705	2,019,320	1,491,148	2,197,389
Restricted stock units	3,048,276	3,193,444	3,287,777	3,491,327

6.Commitments and Contingencies
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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.5 million and $4.2 million for the three and nine months ended April 30, 2016, respectively, and was $1.3 million and $4.1 million for the three and nine months ended April 30, 2015, respectively.

Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments and prepayments as of April 30, 2016 and July 31, 2015, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.6 million as of April 30, 2016) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of April 30, 2016 or July 31, 2015.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2016 or July 31, 2015. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
7.Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to stock-based awards is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Cost of license revenues	$107	$54	$299	$158
Cost of maintenance revenues	388	293	1,107	879
Cost of services revenues	4,450	3,774	13,486	11,165
Research and development	3,889	2,813	11,472	7,618
Sales and marketing	3,602	2,620	10,648	9,049
General and administrative	3,757	2,840	10,873	9,011
Total stock-based compensation expenses	$16,193	$12,394	$47,885	$37,880

As of April 30, 2016, total unamortized stock-based compensation cost, adjusted for estimated forfeitures, was as follows:

	As of April 30, 2016
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$3,219	1.8
Restricted stock units	116,841	2.5
	$120,060

RSUs

RSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2015	2,882,674	$42.65	$170,222
Granted	1,435,557	$54.25
Released	(1,076,740)	$40.28	$58,765
Canceled	(263,534)	$45.83
Balance as of April 30, 2016	2,977,957	$48.82	$169,654
Expected to vest as of April 30, 2016	2,774,943	$48.60	$158,089

(1)
Aggregate intrinsic value at each period end represents the total market value of RSUs at the Company’s closing stock price of $56.97 and $59.05 on April 30, 2016 and July 31, 2015, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released RSUs at date of release.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2015	1,822,062	$14.29	4.9	$81,548
Granted	10,000	$54.00
Exercised	(467,726)	$11.59		$20,342
Canceled	(20,658)	$40.86
Balance as of April 30, 2016	1,343,678	$15.12	4.2	$56,229
Vested and expected to vest as of April 30, 2016	1,336,972	$14.96	4.2	$56,170
Exercisable as of April 30, 2016	1,158,874	$10.31	3.6	$54,075

(1)
Aggregate intrinsic value at each period end represents the difference between the Company's closing stock prices of $56.97 and $59.05 on April 30, 2016 and July 31, 2015, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards
The assumptions used to estimate the grant date fair value of options and the estimated weighted average grant date fair value of options for the nine months ended April 30, 2016 and 2015 are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Expected life (in years)	*	6.1	4.9	6.0 - 6.1
Risk-free interest rate	*	1.7%	1.49%	1.7% - 1.9%
Expected volatility	*	39.4%	38.8%	39.4% - 45.1%
Expected dividend yield	*	—%	—%	—%
Weighted average grant date fair value of options	*	$21.52	$19.18	$20.78
* There were no options granted during the three months ended April 30, 2016.
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
Common Stock Reserved for Issuance
As of April 30, 2016 and July 31, 2015, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, and 72,522,807 and 71,005,738 shares of common stock were issued and outstanding, respectively. As of April 30, 2016 and July 31, 2015, the Company had reserved shares of common stock for future issuance as follows:

	April 30, 2016	July 31, 2015
Exercise of stock options to purchase common stock	1,343,678	1,822,062
Vesting of restricted stock units	2,977,957	2,882,674
Shares available under stock plans	16,828,527	14,363,906
Total common stock reserved for issuance	21,150,162	19,068,642
8.Income Taxes
The Company recognized income tax benefits of $2.4 million for both the three and nine months ended April 30, 2016, as compared to income tax benefits of $3.0 million and $4.6 million for the three and nine months ended April 30, 2015, respectively. The changes for the three and nine months ended April 30, 2016 were primarily due to changes in profitability, partially offset by increased benefit from discrete tax items, as compared to the same periods a year ago. The effective tax rates of 85.4% and 68.3% for the three and nine months ended April 30, 2016 differ from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for stock-based compensation, research and development credits, domestic manufacturing deduction, the tax rate differences between the United States and foreign countries, and discrete charges recorded in the current periods.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of April 30, 2016, U.S. income taxes were not provided for on the cumulative total of $28.8 million undistributed earnings from certain foreign subsidiaries. As of April 30, 2016, the unrecognized deferred tax liability for these earnings was approximately $9.5 million.
During the nine months ended April 30, 2016, the decrease in unrecognized tax benefits from the beginning of the period was $0.7 million. Accordingly, as of April 30, 2016, the Company had unrecognized tax benefits of $3.9 million that, if recognized, would affect the Company’s effective tax rate.
9.Segment Information

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

The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
United States	$56,750	$51,150	$153,641	$134,026
Canada	10,794	9,725	32,327	28,942
Other Americas	5,824	1,311	12,578	5,924
Total Americas	73,368	62,186	198,546	168,892
United Kingdom	4,206	7,777	25,783	31,790
Other EMEA	10,558	11,008	24,548	31,635
Total EMEA	14,764	18,785	50,331	63,425
Total APAC	10,728	4,469	34,392	22,303
Total revenues	$98,860	$85,440	$283,269	$254,620
No country, other than those presented above, accounted for more than 10% of revenues during the three and nine months ended April 30, 2016 and 2015, respectively.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	April 30, 2016	July 31, 2015
	(in thousands)
Americas	$55,085	$22,746
EMEA	2,601	2,183
APAC	355	435
Total	$58,041	$25,364

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
In March 2016, we acquired EagleEye Analytics, a provider of SaaS-based predictive analytics products specifically designed for property and casualty insurers. We believe that the acquisition will enable our customers to apply predictive analytics to make better decisions across the insurance lifecycle. The results of EagleEye’s operations since the date of acquisition have been included in our results of operations for the current periods and were not material.
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
Four-Quarter Recurring Revenues
We measure four-quarter recurring revenues by adding the total term license revenues and total maintenance revenues recognized under GAAP in the preceding four quarters ended in the stated period. This metric excludes perpetual license revenues, revenues from perpetual buyout rights and services revenues. This metric allows us to better understand the trends in our recurring revenues because it typically reduces the variations in any particular quarter caused by seasonality, the effects of the annual invoicing of our term licenses and certain effects of contractual provisions that may accelerate or delay revenue recognition in some cases. This metric applies revenue recognition rules under GAAP and does not substitute individually tailored revenue recognition and measurement methods. Our four-quarter recurring revenues for each of the nine periods presented were:

	Four quarters ended
	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014
	(in thousands)
Term license revenues	$194,458	$184,647	$173,232	$169,366	$160,114	$157,542	$150,309	$139,902	$125,485
Maintenance revenues	56,103	53,610	51,516	50,024	48,785	47,041	44,768	41,888	39,836
Total four-quarter recurring revenues	$250,561	$238,257	$224,748	$219,390	$208,899	$204,583	$195,077	$181,790	$165,321

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(404)	$(2,987)	$(1,121)	$(2,008)
Non-GAAP adjustments:
Benefit from income taxes	(2,358)	(3,000)	(2,413)	(4,619)
Interest income	(2,211)	(636)	(3,665)	(1,643)
Other expense (income), net	(804)	(77)	161	1,267
Depreciation and amortization	2,293	1,929	5,835	5,550
Stock-based compensation	16,193	12,394	47,885	37,880
Adjusted EBITDA	$12,709	$7,623	$46,682	$36,427
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash provided by operations was $50.6 million and $30.7 million for the nine months ended April 30, 2016 and 2015, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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

•	Revenue recognition policies;

•	Stock-based compensation;

•	Income taxes; and

•	Business combinations, intangible assets and goodwill impairment
We added the business combinations, intangible assets and goodwill impairment policy in Note 1 to the Condensed Consolidated Financial Statements in the third quarter of fiscal 2016. Additionally, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes in the second quarter of fiscal 2016. Other than these updates, there were no significant changes in our critical accounting policies and estimates during the nine months ended April 30, 2016. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 17, 2015 for a more complete discussion of our critical accounting policies and estimates.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
License	$45,796	$33,302	$131,512	$105,777
Maintenance	14,676	12,183	42,945	36,866
Services	38,388	39,955	108,812	111,977
Total revenues	98,860	85,440	283,269	254,620
Cost of revenues:
License	2,137	1,184	4,878	3,411
Maintenance	3,034	2,299	8,145	6,812
Services	33,836	34,421	96,055	97,532
Total cost of revenues	39,007	37,904	109,078	107,755
Gross profit:
License	43,659	32,118	126,634	102,366
Maintenance	11,642	9,884	34,800	30,054
Services	4,552	5,534	12,757	14,445
Total gross profit	59,853	47,536	174,191	146,865
Operating expenses:
Research and development	29,273	24,575	80,354	67,167
Sales and marketing	22,908	18,801	64,860	56,506
General and administrative	13,449	10,860	36,015	30,195
Total operating expenses	65,630	54,236	181,229	153,868
Loss from operations	(5,777)	(6,700)	(7,038)	(7,003)
Interest income	2,211	636	3,665	1,643
Other income (expense), net	804	77	(161)	(1,267)
Loss before income taxes	(2,762)	(5,987)	(3,534)	(6,627)
Benefit from income taxes	(2,358)	(3,000)	(2,413)	(4,619)
Net loss	$(404)	$(2,987)	$(1,121)	$(2,008)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(percentage of total revenues)
Revenues:
License	46%	39%	46%	42%
Maintenance	15%	14%	15%	14%
Services	39%	47%	39%	44%
Total revenues	100%	100%	100%	100%
Cost of revenues:
License	2%	1%	2%	1%
Maintenance	3%	3%	3%	3%
Services	34%	40%	34%	38%
Total cost of revenues	39%	44%	39%	42%
Gross profit:
License	44%	38%	44%	41%
Maintenance	12%	11%	12%	11%
Services	5%	7%	5%	6%
Total gross profit	61%	56%	61%	58%
Operating expenses:
Research and development	30%	29%	28%	27%
Sales and marketing	23%	22%	23%	22%
General and administrative	14%	13%	13%	12%
Total operating expenses	67%	64%	64%	61%
Loss from operations	(6)%	(8)%	(3)%	(3)%
Interest income	2%	1%	2%	1%
Other income (expense), net	1%	—%	—%	(1)%
Loss before income taxes	(3)%	(7)%	(1)%	(3)%
Benefit from income taxes	(3)%	(4)%	(1)%	(2)%
Net loss	—%	(3)%	—%	(1)%

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
Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended April 30,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$45,796	46%	$33,302	39%	$12,494	38%
Maintenance	14,676	15%	12,183	14%	2,493	20%
Services	38,388	39%	39,955	47%	(1,567)	(4)%
Total revenues	$98,860	100%	$85,440	100%	$13,420	16%

	Nine Months Ended April 30,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$131,512	46%	$105,777	42%	$25,735	24%
Maintenance	42,945	15%	36,866	14%	6,079	16%
Services	108,812	39%	111,977	44%	(3,165)	(3)%
Total revenues	$283,269	100%	$254,620	100%	$28,649	11%

License Revenues

License revenues increased by $12.5 million and $25.7 million during the three and nine months ended April 30, 2016, respectively, as compared to the same periods a year ago. The increases in license revenues were primarily driven by increased adoption of InsuranceSuite and sales of newer products to both new and existing customers. Our license revenues are comprised of term license revenue and perpetual license revenue. Term license remains our predominant licensing model.

	Three Months Ended April 30,
	2016		2015
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$40,598	89%	$30,785	92%	$9,813	32%
Perpetual	5,198	11%	2,517	8%	2,681	107%
Total license revenues	$45,796	100%	$33,302	100%	$12,494	38%

	Nine Months Ended April 30,
	2016		2015
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License revenues:
Term	$125,903	96%	$100,809	95%	$25,094	25%
Perpetual	5,609	4%	4,968	5%	641	13%
Total license revenues	$131,512	100%	$105,777	100%	$25,735	24%

Term license revenues increased by $9.8 million during the three months ended April 30, 2016, as compared to the same quarter a year ago. The increase was the result of $6.9 million of revenues recognized for current quarter orders from new and existing customers, and a $2.9 million net increase in revenues recognized primarily due to timing of invoicing and corresponding due dates.

Term license revenues increased by $25.1 million during the nine months ended April 30, 2016, as compared to the same period a year ago. The increase was the result of $19.1 million of orders from new customers, expanded orders from existing customers in the current period, and a net increase of $6.0 million in revenues recognized primarily due to timing of invoicing and corresponding due dates.

Perpetual license revenues increased by $2.7 million and $0.6 million during the three and nine months ended April 30, 2016, respectively, as compared to the same periods a year ago. Increases in perpetual license revenues were primarily due to new perpetual orders executed in the current periods and the timing of invoicing and corresponding due dates. This was partially offset by fewer perpetual buyouts in the current periods.

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

Maintenance Revenues

Maintenance revenues increased by $2.5 million and $6.1 million during the three and nine months ended April 30, 2016, respectively, as compared to the same periods a year ago. The increases reflect our growing customer base and increased license revenues.

We expect that our maintenance revenues will continue to grow as license revenues grow. In the current fiscal year we anticipate that maintenance revenues, since recognized on a ratable basis, will grow more slowly than license revenues due primarily to the delayed impact of negative currency rate movements that affected our maintenance billings in fiscal year 2015.

Services Revenues

Services revenues during the three and nine months ended April 30, 2016 decreased by $1.6 million and $3.2 million, respectively, as compared to the same periods a year ago. The decreases in services revenues were primarily due to the completion of a few large service projects at the beginning of the current fiscal year and our continued engagement with our system integrator partners. These effects were partially offset by services performed on new projects to new and existing customers.

We expect our services revenues to decrease as a percentage of total revenues in the current fiscal year as we continue to expand our network of third-party system integrators with whom our customers can contract for services related to our products.

Deferred Revenues

	As of
	April 30, 2016	July 31, 2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license revenues	$26,246	$13,558	$12,688	94%
Deferred maintenance revenues	33,763	32,365	1,398	4%
Deferred services revenues	8,283	6,643	1,640	25%
Total deferred revenues	$68,292	$52,566	$15,726	30%
The $12.7 million increase in deferred license revenues compared to the prior fiscal year end was primarily driven by a $10.7 million net increase in billings related to existing customer contracts that are being deferred due to invoice timing and corresponding due dates and, to a lesser extent, deferred subscription revenue acquired through the EagleEye acquisition. License billings related to new contracts executed during the nine months ended April 30, 2016 contributed an additional increase of $2.0 million which will be recognized as contractual obligations are met or on a ratable basis over the contractual period.
The $1.4 million increase in deferred maintenance revenues compared to the prior fiscal year end was primarily driven by billings in excess of revenues recognized from new and existing orders during the nine months ended April 30, 2016.

The $1.6 million increase in deferred services revenues compared to the prior fiscal year end was primarily driven by $4.0 million of services billings deferred due to certain contractual terms, partially offset by $2.4 million from prior fiscal year billings which were recognized upon fulfillment of certain contractual obligations.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit
Our cost of revenues and gross profit fluctuate and depend on the type of revenues earned in each period. Our cost of license revenues is primarily comprised of royalty fees paid to third parties and fulfillment services personnel costs. Our cost of maintenance revenues is comprised of compensation and benefit expenses for our technical support team, including stock-based compensation, and allocated overhead. Our cost of services revenues is primarily comprised of compensation and benefit expenses for our professional service employees and contractors, including stock-based awards, travel-related costs and allocated overhead.
We allocate overhead such as IT support, facility, and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense category.

	Three Months Ended April 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$2,137	$1,184	$953	80%
Maintenance	3,034	2,299	735	32%
Services	33,836	34,421	(585)	(2)%
Total cost of revenues	$39,007	$37,904	$1,103	3%

Includes stock-based awards of:
Cost of license revenues	$107	$54	$53
Cost of maintenance revenues	388	293	95
Cost of services revenues	4,450	3,774	676
Total	$4,945	$4,121	$824

	Nine Months Ended April 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License	$4,878	$3,411	$1,467	43%
Maintenance	8,145	6,812	1,333	20%
Services	96,055	97,532	(1,477)	(2)%
Total cost of revenues	$109,078	$107,755	$1,323	1%

Includes stock-based compensation of:
Cost of license revenues	$299	$158	$141
Cost of maintenance revenues	1,107	879	228
Cost of services revenues	13,486	11,165	2,321
Total	$14,892	$12,202	$2,690
The $1.1 million increase in cost of revenues during the three months ended April 30, 2016 was primarily driven by a $1.0 million increase in cost of license revenues and a $0.7 million increase in cost of maintenance revenues, partially offset by a $0.6 million decrease in service revenues. The $1.0 million increase in cost of license revenues was primarily attributable to increased royalty expense, intangible asset amortization, and to a lesser extent the aggregate effect of increased headcount and related expenses. The $0.7 million increase in cost of maintenance revenues was primarily attributable to the aggregate effect of increased headcount and related expenses including stock-based compensation expense. The $0.6 million decrease in cost of services revenues was primarily attributable to a $1.8 million decrease in third-party consultant costs as certain large implementation projects near completion and our continued partnership with system integrator partners to assist in the implementation of our products. This decrease in cost of services revenues was partially offset by a $1.2 million increase in headcount and related expenses which included $0.7 million of stock-based compensation expense. Our professional service and technical support headcount was 602 at April 30, 2016 compared to 548 at April 30, 2015. The increase in headcount was required to support newer products and our growing customer base.
The $1.3 million increase in cost of revenues during the nine months ended April 30, 2016 was primarily driven by a $1.5 million increase in cost of license revenues and a $1.3 million increase in cost of maintenance revenues, partially offset by a $1.5 million decrease in cost of service revenues. The $1.5 million increase in cost of license revenues was primarily attributable to the aggregate effect of increased headcount and related expenses, and to a lesser extent increased royalty and intangible asset amortization expense. The $1.3 million increase in cost of maintenance revenues was primarily attributable to the aggregate effect of increased headcount and related expenses including stock-based compensation expense. The $1.5 million decrease in cost of services revenues was primarily attributable to a $5.9 million decrease in third-party consultant costs as certain large implementation projects near completion and our continued partnership with system integrator partners to assist in the implementation of our products. This decrease in cost of services revenues was partially offset by a $4.4 million increase in headcount and related expenses which included $2.3 million of stock-based compensation expense.

	Three Months Ended April 30,
	2016		2015		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$43,659	95%	$32,118	96%	$11,541	36%
Maintenance	11,642	79%	9,884	81%	1,758	18%
Services	4,552	12%	5,534	14%	(982)	(18)%
Total gross profit	$59,853	61%	$47,536	56%	$12,317	26%

	Nine Months Ended April 30,
	2016		2015		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$126,634	96%	$102,366	97%	$24,268	24%
Maintenance	34,800	81%	30,054	82%	4,746	16%
Services	12,757	12%	14,445	13%	(1,688)	(12)%
Total gross profit	$174,191	61%	$146,865	58%	$27,326	19%
Gross profit margin was 61% for both the three and nine months ended April 30, 2016, as compared with 56% and 58% for the three and nine months ended April 30, 2015, respectively. The improvements were due to increases in license and maintenance revenues as a percentage of total revenues. License and maintenance revenues yield a higher gross margin than our professional services.
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

	Three Months Ended April 30,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$29,273	30%	$24,575	29%	$4,698	19%
Sales and marketing	22,908	23%	18,801	22%	4,107	22%
General and administrative	13,449	14%	10,860	13%	2,589	24%
Total operating expenses	$65,630	67%	$54,236	64%	$11,394	21%

Includes stock-based compensation of:
Research and development	$3,889		$2,813		$1,076
Sales and marketing	3,602		2,620		982
General and administrative	3,757		2,840		917
Total	$11,248		$8,273		$2,975

	Nine Months Ended April 30,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$80,354	28%	$67,167	27%	$13,187	20%
Sales and marketing	64,860	23%	56,506	22%	8,354	15%
General and administrative	36,015	13%	30,195	12%	5,820	19%
Total operating expenses	$181,229	64%	$153,868	61%	$27,361	18%

Includes stock-based compensation of:
Research and development	$11,472		$7,618		$3,854
Sales and marketing	10,648		9,049		1,599
General and administrative	10,873		9,011		1,862
Total	$32,993		$25,678		$7,315

Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $4.7 million increase in research and development expenses during the three months ended April 30, 2016 was primarily related to the aggregate effect from increased headcount and related expenses and included increases in compensation and related headcount costs of $3.8 million, increased stock-based compensation costs of $1.1 million, partially offset by a decrease in expenses for professional services. Our research and development headcount was 448 at April 30, 2016 compared with 383 at April 30, 2015. The increase in headcount reflects our continued investment in data management and analytics, and digital engagement, in addition to employees from the acquisition of EagleEye which was completed on March 31, 2016.
The $13.2 million increase in research and development expenses during the nine months ended April 30, 2016 was primarily related to the aggregate effect from increased headcount and related expenses and included increases in compensation and related headcount costs of $9.7 million, increased stock-based compensation costs of $3.9 million, partially offset by a decrease in expenses for professional services.

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
The $4.1 million increase in sales and marketing expenses during the three months ended April 30, 2016 was primarily related to the aggregate effect from increased headcount and related expenses and increased selling expenses which were primarily related to increased expenses for sales commissions. The increase included increased expenses from compensation and related headcount costs of $1.7 million, increased costs for stock-based compensation of $1.0 million and increased selling expenses of $1.8 million resulting from an increase in our customer orders. These increases were partially offset by a decrease in expenses for professional services. Our sales and marketing headcount was 256 at April 30, 2016 compared with 230 at April 30, 2015. The increase in headcount was required to support the growth in our revenue base.
The $8.4 million increase in sales and marketing expenses during the nine months ended April 30, 2016 was primarily related to the aggregate effect from increased headcount and related expenses, and increased selling expenses which were primarily related to increased expenses for sales commissions. The increase included increased expenses from compensation and related headcount costs of $4.1 million, increased stock-based compensation expense of $1.6 million, and increased selling expenses of $2.8 million resulting from increased customer orders.
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
The $2.6 million increase in general and administrative expenses during the three months ended April 30, 2016 was primarily due to increased expenses for headcount and related costs which included increased cost for stock-based compensation. Our general and administrative headcount was 161 at April 30, 2016 compared with 138 at April 30, 2015. The increase in headcount was required to support the growth of our business.
The $5.8 million increase in general and administrative expenses during the nine months ended April 30, 2016 was primarily due to the increased headcount and related costs including stock-based compensation, and to a lesser extent increased professional services related to the acquisition of EagleEye.

We expect our general and administrative expense to continue to increase in absolute dollars due to increases in personnel costs and infrastructure costs to support the growth of our business.
Other Income (Expense)

	Three Months Ended April 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$2,211	$636	$1,575	248%
Other income (expense), net	$804	$77	$727	944%

	Nine Months Ended April 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$3,665	$1,643	$2,022	123%
Other income (expense), net	$(161)	$(1,267)	$1,106	(87)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income in the three and nine months ended April 30, 2016 included $1.0 million in imputed interest income realized upon conversion in the third fiscal quarter of 2016 of our strategic investment from convertible debt to preferred equity. Excluding this amount, interest income increased by $0.6 million and $1.0 million during the three and nine months ended April 30, 2016, respectively, due to higher yields on our cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains (losses) resulting from fluctuations in foreign exchange rates on our receivables and payables denominated in currencies other than the U.S. dollar, mainly British Pound, Euro, Australia and Canadian Dollar, Japanese Yen and Brazilian Real.

Other income (expense), net increased by $0.7 million and $1.1 million for the three and nine months ended April 30, 2016, respectively, primarily due to a decline in the U.S. dollar relative to Australia and Canadian dollar, Euro, British Pound and Japanese Yen during the three and nine months ended April 30, 2016, as compared with a stronger U.S. dollar during the same periods a year ago.
Benefit from Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended April 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	(2,358)	(3,000)	$642	*

	Nine Months Ended April 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	$(2,413)	$(4,619)	$2,206	*

* Not meaningful
We recognized income tax benefits of $2.4 million for both the three and nine months ended April 30, 2016, as compared to income tax benefits of $3.0 million and $4.6 million for the three and nine months ended April 30, 2015, respectively. The changes for the three and nine months ended April 30, 2016 was primarily due to changes in profitability, partially offset by increased benefit from discrete tax items, as compared to the same periods a year ago. Our effective tax rates of 85.4% and 68.3% for the three and nine months ended April 30, 2016, respectively, differ from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for stock-based compensation, research and development credits, domestic manufacturing deduction, the tax rate differences between the United States and foreign countries, and discrete charges recorded in the current periods.
Liquidity and Capital Resources
As of April 30, 2016 and July 31, 2015, we had $680.8 million and $677.8 million of cash, cash equivalents and investments, respectively, and working capital of $546.3 million and $557.2 million, respectively. As of April 30, 2016, approximately $24.8 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
On March 31, 2016, we acquired EagleEye Analytics, a provider of SaaS-based predictive analytics products designed for property and casualty insurers for $40.2 million. Net of $0.7 million cash acquired, we utilized $39.5 million of our cash to complete the acquisition.
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

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended April 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$50,641	$30,664
Net cash provided by (used in) investing activities	$(62,950)	$3,848
Net cash provided by (used in) financing activities	$4,499	$(21,607)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $20.0 million for the nine months ended April 30, 2016 when compared to the nine months ended April 30, 2015. We used $8.5 million less cash for working capital activity as compared to the same period a year ago, primarily due to higher cash collections from customers and changes in deferred revenues as compared to the same period a year ago. This is partially offset by higher vendor payments in the current period. The increase in operating cash inflow was also attributable to an $11.4 million increase in profitability after excluding the impact of non-cash charges and income such as deferred taxes, stock-based compensation, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities

Net cash used in investing activities increased by $66.8 million for the nine months ended April 30, 2016, as compared to the same period a year ago, primarily due to $39.5 million used for the acquisition of EagleEye and a net increase of $22.1 million in purchases of marketable securities net of sales proceeds. In addition, in the quarter ended January 31, 2016, we purchased a $5 million non-marketable convertible debt security that converted to equity in the quarter ended April 30, 2016.

Cash Flows from Financing Activities
Net cash provided by financing activities was $4.5 million for the nine months ended April 30, 2016, as compared to $21.6 million net cash used during the same period a year ago. The increase of $26.1 million in net cash provided by financing activities was primarily a result of the transition from the net share settlement to the sell-to-cover tax withholding method which began in the fourth quarter of fiscal year 2015 for a significant majority of the employee population and was completed in the quarter ended January 31, 2016.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of April 30, 2016.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of April 30, 2016 and July 31, 2015. Our cash, cash equivalents and investments as of April 30, 2016 and July 31, 2015 were $680.8 million and $677.8 million, respectively, consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended April 30, 2016, we recorded a foreign currency gain of $0.8 million as other income in our statement of operations due to favorable currency exchange rate movement during the fiscal quarter. However, for the nine months ended April 30, 2015, we experienced 9 to 18 percent unfavorable fluctuations in exchange rates in Euro, British Pound, Australia, Canadian dollar and Japanese Yen and as a result, recorded a foreign currency loss of $1.3 million as other expense in our statement of operations for the nine months ended April 30, 2015. We will continue to experience fluctuations in foreign currency exchange rates, and if a ten percent change in foreign exchange rates occurs in the future, a similar impact would result. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

•	the lengthy and variable nature of our product implementation cycles;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	erosion in services margins or significant increase or decrease in services revenues both in absolute terms and as a percentage of total revenues;

•	our ability to realize expected benefits from our acquisitions;

•	timing of commissions expense related to large transactions;

•	bonus expense based on the bonus attainment rate;

•	the timing and cost of hiring personnel and of large expenses such as third-party professional services;

•	stock-based compensation expenses, which vary along with changes to our stock price;

•	fluctuations in foreign currency exchange rates;

•	unanticipated trade sanctions and other restrictions that may impede our ability to sell internationally;

•	general domestic and international economic conditions, in the insurance industry in particular; and

•	future accounting pronouncements or changes in accounting rules or our accounting policies.
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
Our business strategy includes the potential acquisitions of the shares or assets of companies with complementary software, technologies or businesses or alliances with such companies. For example, in March 2016, we acquired EagleEye Analytics, a provider of SaaS-based predictive analytics products designed for property and casualty insurers. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to: assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies; retain key personnel necessary to favorably execute the combined companies business plan; retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, if we have not established vendor-specific objective evidence (“VSOE”) for the undelivered elements in the arrangement. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with sales of existing products. A delay in the recognition of revenues from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins and may reduce the benefits of such acquisitions or alliances.
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

Date:	June 1, 2016	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Richard Hart
Richard Hart
Chief Financial Officer (Principal Financial and Accounting Officer)