Form 10-K
period 2016-07-31
Guidewire Software, Inc.
filed 2016-09-15
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $2.1 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2016, the registrant had 73,068,434 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Guidewire Software, Inc.

i

FORWARD-LOOKING STATEMENTS
The Business section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Examples of forward-looking statements include statements regarding:

•	growth prospects of the property & casualty (“P&C”) insurance industry and our company;

•	trends in our future sales, including seasonality;

•	opportunities for growth by technology leadership;

•	our market strategy in relation to our competitors;

•	competitive attributes of our software application solutions;

•	opportunities to further expand our position outside of the United States;

•	our research and development investment and efforts;

•	benefits to be achieved from our acquisitions;

•	our gross margins and factors that affect gross margins;

•	our provision for tax liabilities and other critical accounting estimates;

•	our exposure to market risks, including geographical and political events that may negatively impact our customers; and

•	our ability to satisfy future liquidity requirements.
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

Overview
Guidewire Software, Inc. is a provider of software products for property and casualty (“P&C”) insurers. Our software serves as a technology platform for P&C insurance carriers. Guidewire InsurancePlatformTM consists of three key elements: core transaction processing, data management and analytics, and digital engagement, which work together to strengthen our customers’ ability to adapt and succeed. Guidewire InsuranceSuite™ provides core transactional systems of record supporting the entire insurance lifecycle. Our data and analytics products enable insurers to manage data more effectively and gain insights into their business. Our digital engagement products support digital sales, service and claims experiences for policyholders, agents, and field employees. Our solutions are delivered through a web-based interface and can be deployed either on-premise, which a majority of customers choose, or in cloud environments. To support the global operations of our customers, our software has been localized for use in a variety of international regulatory, language and currency environments.
Strong customer relationships are a key component of our business, which supports the long-term nature of our contracts and importance of customer references for new sales. Our customers range from some of the largest global insurance carriers or their subsidiaries such as AXA and Zurich to national carriers such as Basler Versicherung (Switzerland), Direct Line Group (U.K.), Farmers Insurance (U.S.), IAG (Australia), MS&AD (Japan), Nationwide (U.S.), PZU (Poland), and San Cristobal Seguros S.A. (Argentina) and carriers that serve specific states and/or regions such as Automobile Club of Southern California, Canadian Automobile Association Insurance Company (Ontario), and Kentucky Farm Bureau. As of July 31, 2016, we had 260 customers using one or more of our products in 31 countries. This includes 23 new customers gained through our acquisition of EagleEye Analytics, Inc. during fiscal year 2016, but excludes new customers gained through our acquisition of FirstBest Systems, Inc. which closed on August 31, 2016 after the end of fiscal year 2016.
We began our principal business operations in 2001 and sold the initial versions of ClaimCenter in 2003, PolicyCenter in 2004 and BillingCenter in 2006. We conducted our initial public offering of our common stock on January 25, 2012 and follow-on public offerings of our common stock on April 19, 2012 and October 22, 2013. We primarily generate software license revenues through annual license fees that recur during the multi-year term of a customer’s contract. We primarily derive our services revenues from implementation and training services performed for our customers. A significant majority of services are billed on a time and materials basis.
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
New technologies are placing demands on many insurers that require them to adapt how they engage with, sell to and manage relationships with customers. Insurers adopting modern infrastructures can more rapidly introduce innovative products that are intended to protect consumers in new ways from existing and emerging risks. We anticipate that insurers will respond to these new technologies and market demands by adopting software that will allow them to:
•develop new distribution channels;
•define products that are more targeted;
•leverage data more effectively to improve underwriting and claims decisions;
•improve customer service across different channels; and
•lower their operating costs.
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
Guidewire Underwriting Management.
Guidewire Underwriting Management, gained through the acquisition of FirstBest Systems which closed on August 31, 2016, is a cloud-based, integrated business application designed for commercial and specialty line insurers to drive premium growth and profit from better underwriting. This feature-rich workstation delivers straight-through processing, exception-based underwriting, real-time collaboration, and knowledge management in one integrated solution.  Guidewire Underwriting Management provides value alongside Guidewire PolicyCenter as well as any policy administration system (PAS), including non-Guidewire policy administration systems.
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
Guidewire Product Content Management. Guidewire Product Content Management provides software tools and standards-based, line-of-business templates to enable insurers to introduce and modify products more rapidly by reducing product configuration and maintenance efforts which must connect to and incorporate regulatory or industry-standard data and content, such as ISO content.
Guidewire London Market Messaging. Guidewire London Market Messaging is a specialized add-on for Guidewire ClaimCenter that provides out of the box functionality to address requirements of international insurers operating in the London Market.
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
Guidewire Predictive Analytics
Guidewire Predictive Analytics is a cloud-based tool which allows insurers to make data-driven decisions throughout the insurance lifecycle. By building predictive models from multiple data sets, analyzing model output, and deploying predictive models, insurers can realize significant reductions in loss ratio and expenses.

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
Services
We provide implementation and integration services to help our customers realize benefits from our software products. Our implementation teams assist customers in building implementation plans, integrating our software with their existing systems and defining business rules and specific requirements unique to each customer and installation. We also partner with leading system integration consulting firms, certified on our software, to achieve scalable, cost-effective implementations for our customers. As of July 31, 2016, we had 573 employees in our professional services organization, compared to 500 as of July 31, 2015.
Customers
We market and sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurers to national carriers to regional carriers. We believe strong customer relationships are a key driver of our success given the long-term nature of our contracts and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. As of July 31, 2016, we had 260 customers using one or more of our products in 31 countries. This includes 23 new customers gained through our acquisition of EagleEye Analytics, Inc. during fiscal year 2016, but excludes new customers gained through our acquisition of FirstBest Systems, Inc. which closed on August 31, 2016 after the end of fiscal year 2016.
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
As of July 31, 2016, we employed 267 employees in a sales and marketing capacity, including 48 direct sales representatives organized by geographic region across the Americas, EMEA and APAC. This team serves as both our exclusive sales channel and our account management function. We augment our sales professionals with a presales team possessing insurance domain and technical expertise, who engage customers in sessions to understand their specific business needs and then represent our products through demonstrations tailored to address those needs.
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
As of July 31, 2016, our research and development department had 464 employees. We incurred $112.5 million, $93.4 million and $76.2 million in research and development expenses for fiscal years 2016, 2015 and 2014, respectively.
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
P&C insurance software vendors
Vendors such as 1insurer (formerly Innovation Group), Duck Creek, eBaoTech Corporation, Exigen, Fadata AD, FINEOS, Insurity, Inc., ISCS, Inc., Majesco, One, Inc., OneShield, Inc., Sapiens International Corporation, StoneRiver, Inc., and TIA Technology A/S provide software solutions that are specifically designed to meet the needs of P&C insurance carriers; and

Horizontal software vendors	Vendors such as Pegasystems Inc. and SAP AG offer software that can be customized to address the needs of P&C insurance carriers.
Competitive factors in our industry depend on the size, geographic market and line of business of potential customers. The principal competitive factors include product functionality, performance, customer references, total cost of ownership, solution completeness, implementation track record, and in-depth knowledge of the P&C insurance industry. We typically compete favorably on the basis of these factors in most geographies.

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
Employees
As of July 31, 2016, we had 1,536 employees, including 267 in sales and marketing, 573 in professional services, 69 in technical support and licensing operations, 464 in research and development and 163 in general and administrative capacity. As of July 31, 2016, we had 965 employees in the United States and 571 employees internationally. Our employees in the United States are not represented by a labor union, however, for certain foreign subsidiaries, workers’ councils represent our employees. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Seasonality
We have historically experienced seasonal variations in our revenues as a result of increased customer orders in our second and fourth fiscal quarters. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. For example, in fiscal year 2016, we had higher licensing orders in the third fiscal quarter than in the second fiscal quarter. Our maintenance revenues are not impacted by these seasonal trends.
Our services revenues are also subject to seasonal fluctuations, though to a lesser degree than our license revenues. Our services revenues are impacted by the number of billable days in a given fiscal quarter. The quarter ended January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas and New Year’s holidays. The quarter ended July 31 usually also has fewer billable days due to the impact of vacation times taken by our professional staff. Because we pay our services professionals the same amounts throughout the year, our gross margins on our services revenues are lower in these quarters.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or results of operations could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or results of operations could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.
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
Factors that may affect our results of operations include:

•	the timing of new orders and revenue recognition for new and prior year orders;

•	seasonal buying patterns of our customers;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers with substantial negotiating leverage, at comparable prices;

•	our ability to renew existing contracts for multiple year terms versus annual automatic renewals;

•	our ability to attract new customers in both domestic and international markets;

•	structure of our licensing contracts, including fluctuations in perpetual licenses from period to period;

•	our ability to enter into contracts on favorable terms, including terms related to price, payment timing and product delivery;

•	volatility in the sales of our products and timing of the execution of new and renewal agreements within such periods;

•	introduction of new, or the increase of existing, licensing models that feature ratable revenue recognition;

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
These seasonal patterns, however, may be absent in any given year. For example, in fiscal year 2016, we had higher licensing orders in the third fiscal quarter than in the second fiscal quarter.
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

Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenues. While the composition of our individual top customers will vary from year to year, in fiscal years 2016, 2015 and 2014, our ten largest customers accounted for 27%, 31% and 35% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, fails to renew its license agreements or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.
Increases in services revenues as a percentage of total revenues or lower services margins could adversely affect our overall gross margins and profitability.
Our services revenues were 34%, 40% and 45% of total revenues for each of fiscal years 2016, 2015 and 2014, respectively. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 8%, 12% and 13% for fiscal years 2016, 2015 and 2014, respectively, while the gross margin for license revenues was 97% for each of the three fiscal years presented. An increase in the percentage of total revenues represented by services revenues or lower services margins could reduce our overall gross margins and adversely affect our results of operations. These trends can be the result of several factors, some of which are outside of our control, including the rates we charge for our services and the utilization of our personnel, unexpected difficulty in projects which may require additional efforts without commensurate compensation and the extent to which system integrators provide services directly to customers. Any erosion in our services margins or any significant increase in services revenues as a percentage of total revenues at current services margins would adversely affect our gross and operating margins. For example, services margin may erode for a period of time if we hire and train additional services personnel to support the sale of new products, enter into new markets, or introduce innovative software delivery models.
Services margins may also decline if we are required to defer services revenues in connection with an engagement. This may happen if there is a specific product deliverable associated with a broader services engagement. In these situations, we would defer only the direct costs associated with the engagement. Deferring all revenue but only direct costs will reduce margins. In fiscal year 2017, for example, we expect to defer a significant amount of revenue and direct costs associated with one project, which would reduce margins during fiscal year 2017. The recognition of such deferred revenues in subsequent periods, conversely, may increase services revenues as a percentage of total revenues in future periods.
Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, leading companies in the software industry own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. From time to time, third parties holding such intellectual property rights, including leading companies, competitors, patent holding companies and/or non-practicing entities, may assert patent, copyright, trademark or other intellectual property claims against us, our customers and partners, and those from whom we license technology and intellectual property.
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
Our business strategy includes the potential acquisitions of the shares or assets of companies with complementary software, technologies or businesses or alliances with such companies. For example, in March 2016, we acquired EagleEye Analytics Inc., a provider of cloud-based predictive analytics products designed for property and casualty insurers, and in August 2016, we acquired FirstBest Systems, Inc., a provider of an underwriting management system for property and casualty insurers. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to: assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies; retain key personnel necessary to favorably execute the combined companies business plan; retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, if we have not established vendor-specific objective evidence (“VSOE”) for the undelivered elements in the arrangement. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with sales of existing products. A delay in the recognition of revenues from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins and may reduce the benefits of such acquisitions or alliances.
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
We expect the intensity of competition to remain high in the future as new or existing companies obtain new capital, consolidate with other vendors, improve product or sales capabilities, or create and expand partnerships with systems integrators. Such intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. In addition, failure to increase, or the loss of, market share, would harm our business, results of operations, financial condition or future prospects. Our larger competitors may be able to devote greater resources to the development, promotion and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs leading to wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenues and profitability.
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
Our current and predominant business model does not significantly collect and transfer personal information from our customers to us, however, a limited number of our product solutions may collect, process, store, and use transaction-level data aggregated across insurers using our common data model. We anticipate that over time we may expand our business model to include greater collection and transfer of personal information from our customers to us and we recognize that personal privacy has become a significant issue in the United States, Europe, and many other jurisdictions where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information.
In the European Community, Directive 95/46/EC (the “Directive”) has required European Union member states to implement data protection laws to meet the strict privacy requirements of the Directive. Among other requirements, the Directive regulates transfers of personally identifiable data that is subject to the Directive (“Personal Data”) to third countries, such as the United States, that have not been found to provide adequate protection to such Personal Data. We have in the past relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of Personal Data collected by US companies doing business in the European Economic Area (or “EEA”), to the United States. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S. - EU Safe Harbor Framework was no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of Personal Data outside of the EEA.
However, on July 12, 2016, the EU Commission formally adopted a new mechanism for the transfer of personal data from the European Union ( the “EU”) to the United States, branded the “EU-US Privacy Shield” (“Privacy Shield”). We are currently preparing for the process of certifying with the U.S. Department of Commerce (“DOC”) to comply with the framework’s terms. While the EU Commission and the U.S. have formally adopted the Privacy Shield, we will continue to face uncertainty to the limited extent we may transfer any Personal Data and as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we could face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
In light of any continued concerns in view of the ECJ opinion in the Schrems case, we continue to undertake efforts in the event of any necessary transfers of Personal Data from the EEA based on current regulatory obligations, available guidance of data protection authorities, and evolving best practices. Despite this, we may be unsuccessful in conforming to means of transferring such data from the EEA, including due to resistance to the adoption of Privacy Shield by EU member countries, which may vary the current data protection landscape for the transfer of Personal Data.
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
Though our current and predominant business model does not significantly collect and transfer personal information from our customers to us, given the current data protection landscape in view of the ECJ opinion in the Schrems case, we may be at risk of potential inquiries and/or enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that any transfers of Personal Data to us from the EEA are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities, and evolving best practices. We may find it necessary to establish systems to maintain Personal Data originating from the EU in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
If we are required to, and fail to successfully manage any changes to our business model, including the transition of our products to cloud offerings, our results of operations could be harmed.
To address the trends of the industry, we will likely offer customers the use of our software products through a cloud-based offering in addition to our on-premises offering. Any such transition requires a considerable investment of technical, financial, legal and sales resources. Such transition will divert our resources and may increase our costs in a given period and such investments may not improve our long term growth and results of operations. The revenue that we would recognize under widely adopted cloud-based licensing models is more likely to be ratable. That transition may reduce license revenue in those periods in which the portion of our revenues attributable to ratable recognition grows. In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including but not limited to: security, reliability, performance, customer preference and public concerns regarding privacy and the enactment of restrictive laws or regulations. We are in the early stages of rearchitecting our exiting products and developing new products in an effort to offer customers greater choices on how they would prefer to consume software. We will also be required to develop the associated subscription agreements in connection with this effort. Whether our product development efforts or business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties and risks, including but not limited to: customer demand, impact on our customers, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. It may be difficult, therefore, to accurately determine the impact of such transition on our business on a contemporaneous basis or communicate clearly the appropriate metrics to our investors. If we are unable to successfully establish these new cloud offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be harmed.

Our customers may defer or forego purchases of our products or services in the event of weakened global economic conditions and industry consolidation.
General worldwide economic conditions continue to remain unstable. Prolonged economic uncertainties or downturns could harm our business operations or financial results. For example, in June 2016, the decision by referendum to withdraw the United Kingdom (U.K.) from the European Union (“Brexit”) caused significant volatility in global stock markets and fluctuations in currency exchange rates. The results of this referendum, or other global events, may continue to create global economic uncertainty not only in the U.K., but in other regions in which we have significant operations. These conditions make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. P&C insurance companies may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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
We believe our future growth also will depend on the expansion of successful relationships with system integrators. Our system integrators as channel partners help us reach additional customers. Our growth in revenues, particularly in international markets, will be influenced by the development and maintenance of this indirect sales channel which, in some cases, may require the establishment of effective relationships with regional systems integrators. Although we have established relationships with some of the leading system integrators, our products and services may compete directly against products and services that such leading system integrators support or market. We are unable to control the quantity or quality of resources that our system integrator partners commit to implementing our products, or the quality or timeliness of such implementation. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our products, will have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers include the largest P&C insurance carriers. These customers have significant bargaining power when negotiating new licenses or renewals of existing licenses, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to avoid reducing our average selling prices or increasing our average costs, our results of operations could be harmed.
Because we derive a significant majority of our revenues and cash flows from InsuranceSuite or its component applications - ClaimCenter, PolicyCenter and BillingCenter products and related services - failure of any of these products or services to satisfy customer demands or to maintain market acceptance would harm our business, results of operations, financial condition and growth prospects.
We derive a significant majority of our revenues and cash flows from software licenses, support and services related to our InsuranceSuite product or its individual component applications: ClaimCenter, PolicyCenter and BillingCenter. We expect to continue to derive a substantial portion of our revenues from these sources. As such, continued market acceptance of these products is critical to our growth and success. Demand for our products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our products, the timing of development and release of new products by us and our competitors, technological advances which reduce the appeal of our products, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our products, our business, results of operations, financial condition and growth prospects may be adversely affected.
Our business depends on customers renewing and expanding their license and maintenance contracts for our products. A decline in our customer renewals and expansions could harm our future results of operations.
Our customers have no obligation to renew their term licenses after their license period expires, and these licenses may not be renewed on the same or more favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their license agreements before they expire. We have limited historical data with respect to rates of customer license renewals, upgrades and expansions so we may not accurately predict future trends in customer renewals. In addition, our term and perpetual license customers have no obligation to renew their maintenance arrangements after the expiration of the initial contractual period. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors, or the sale of their operations to a buyer that is not a current customer. For example, in fiscal 2016, two customers, each with DWP of less than $150 million, informed us of their intention to not renew their license upon their expiration. In the first case, the reason not to renew was due to the licensee being acquired.  In the second case, the non-renewal was as a result of our decision to discontinue support for the licensee’s legacy product, which we had acquired through the Millbrook acquisition in fiscal 2013.
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
Some of our services and technologies may incorporate software licensed under so-called “open source” licenses. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, some open source licenses require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software in such ways with open source software, we could be required to release the source code of our proprietary software.
We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to many of the restrictions in an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on multiple software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including objectionable open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated such open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.
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
Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly our management team, including Marcus Ryu, one of our co-founders and our current president and chief executive officer, sales and marketing personnel, professional services personnel and software engineers. Our inability to attract and retain qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations and financial condition.
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
We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2016, 2015 and 2014, 35%, 35% and 31% of our revenues, respectively, were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

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
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our revenues or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenues or results of operations.
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
The FASB issued new accounting guidance on revenue recognition that becomes effective for us beginning August 1, 2018. The standard permits the use of either the full retrospective or cumulative effect transition method. We currently intend to select the cumulative effect transition method. While we continue to evaluate the impact this guidance will have on our financial condition and results of operations, any change in how we recognize revenues can have a significant impact on our quarterly or annual financial results from operations. In order to reduce the risk of financial statement volatility, we have begun to revise our contracting practices primarily by shortening the initial non-refundable term of our licenses. If we are unsuccessful in adapting our business to the requirements of the new revenue standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline. In addition to greater volatility, the application of this new standard may result in the exclusion of a portion of the licensing revenues from contracts in effect prior to the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our recognized revenues and net income.
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that as a publicly-traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.
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
Our corporate headquarters are located in Foster City, California, where we currently have a seven year lease for approximately 97,674 square feet of space that commenced on August 1, 2012. As of July 31, 2016, we also lease facilities for our distributed sales and development centers in Columbia, South Carolina; Dublin, Ireland; Edina, Minnesota; Exton, Pennsylvania; Krakow, Poland; London, United Kingdom; Mississauga, Ontario, Canada; Paris, France; Sydney, Australia; Tokyo, Japan.
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
Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “GWRE”. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
First Quarter	$59.21	$50.68	$50.14	$39.76
Second Quarter	$61.90	$51.74	$52.73	$45.60
Third Quarter	$58.02	$43.05	$55.66	$49.61
Fourth Quarter	$63.79	$55.25	$60.08	$47.40
On July 31, 2016, the last reported sale price of our common stock on the New York Stock Exchange was $61.47 per share. As of July 31, 2016, we had 68 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

The following graph shows a comparison from January 25, 2012, (the date our common stock commenced trading on the NYSE) through July 31, 2016, of the cumulative total return for our common stock, the NASDAQ Composite Total Returns Index and the Zacks Computer Software Services Total Return Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Zacks Computer Software Services Total Return Index assume reinvestment of dividends.

	1/25/2012	7/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016

Guidewire Software, Inc.	100.00	197.38	336.62	311.54	454.23	473.85
NASDAQ Composite-Total Returns	100.00	104.89	131.27	160.16	190.13	194.61
Zacks Computer Software Services Total Return	100.00	90.80	103.90	90.02	79.02	71.48

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no repurchases of shares of our common stock made during the three months and the fiscal year ended July 31, 2016.

PART II

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

	Fiscal years ended July 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Total revenues	$424,446	$380,537	$350,246	$300,649	$232,061
Total cost of revenues	151,834	147,184	148,947	125,651	90,005
Total gross profit	272,612	233,353	201,299	174,998	142,056
Income from operations	16,437	16,493	18,422	29,739	28,934
Net income	$14,976	$9,885	$14,721	$24,658	$18,664
Net income per share:
Basic	$0.21	$0.14	$0.22	$0.44	$0.36
Diluted	$0.20	$0.14	$0.21	$0.40	$0.32
Shares used in computing net income per share:
Basic	72,026,694	70,075,908	65,748,896	56,331,018	34,774,983
Diluted	73,765,960	72,314,433	69,112,733	61,569,195	41,759,338

	As of July 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash, cash equivalents and investments	$735,802	$677,752	$647,781	$207,739	$205,718
Working capital	588,589	557,235	421,044	135,309	169,278
Total assets	916,178	799,947	757,227	305,673	281,286
Total stockholders’ equity	783,935	689,388	650,686	221,832	181,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of a software platform for property and casualty (“P&C”) insurers. Guidewire InsurancePlatformTM consists of three key elements: core transaction processing, data management and analytics, and digital engagement, which work together to strengthen our customers’ ability to engage and empower their customers, agents, and employees. Our InsuranceSuite products provide transactional systems of record, which support the entire insurance lifecycle. Our data management and analytics products enable insurers to manage data more effectively and gain insights that can lead to better business decisions. Our digital engagement products support digital sales, service and claims experiences for policyholders, agents, and other key stakeholders.
We sell our products to a wide variety of global P&C insurance carriers ranging from some of the largest global insurance carriers or their subsidiaries to national carriers to regional carriers. We continue to expand our global reach through investments in sales and marketing in Europe, Asia and Latin America. Our customer engagement is led by our direct sales model and supported by our system integrator (“SI”) partners. In addition to our investments in sales and marketing and in our SI partnerships, we work to align with each insurer’s strategic goals in order to address any sales cycle risk. Strong customer relationships are a key driver of our success given the long-term nature of our contracts and the importance of customer references for new sales. We continue to focus on deepening our customer relationships through continued successful product implementations, robust product support, strategic engagement on new products and technologies, and ongoing account management.
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
Customers can buy our core transaction processing applications, Guidewire PolicyCenter, Guidewire ClaimCenter and Guidewire BillingCenter, either separately or in combination as a suite. We refer to the combination of all three applications as InsuranceSuite. Sales of our core applications typically include sales of add-on applications such as Rating Management and Reinsurance Management that offer additional functionality which customers may find valuable.
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
A majority of our term based licenses range from 2 to 5 years. These contracts are renewable on an annual or multi-year basis. In preparing for our adoption of the new revenue recognition standard, we have begun revising our contracting practices by shortening the initial non-refundable term of our licenses. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. We typically invoice our customers annually in advance or, in certain cases, quarterly for both recurring term license and maintenance fees. Our sales and marketing efforts are affected by seasonal variations in which our customer orders are generally higher in the second and fourth quarters of our fiscal year. This seasonal pattern may not be exhibited in each fiscal year. For example, in fiscal year 2016, sales in the third quarter were higher than in the second quarter. We primarily derive our services revenues from implementation, integration and training services. Our implementation teams assist customers in building implementation plans, integrating our software with their existing systems, and defining business rules and requirements unique to each customer.
To extend our technology leadership in the global market, we continue to invest in research and development to enhance and improve our current products and introduce new products to market. Continued investment in product innovation is critical as we seek to: assist our customers in their IT goals; maintain our competitive advantage; grow our revenues and expand internationally; and meet evolving customer demands. In certain cases we will also continue to explore the acquisition of skills and technologies to accelerate our time to market for new products and solutions.

In March 2016, we acquired EagleEye Analytics Inc. (“EagleEye”), a provider of cloud-based predictive analytics products specifically designed for property and casualty insurers for cash consideration of approximately $42 million. The acquisition added Guidewire Predictive Analytics to our product offerings. We believe that, over time, the acquisition will enable our customers to apply predictive analytics to make better decisions across the insurance lifecycle. The results of EagleEye’s operations since the date of acquisition have been included in our results of operations for fiscal year 2016 and were not material.
In August 2016 after the end of fiscal year 2016, we added Guidewire Underwriting Management through the acquisition of FirstBest Systems, Inc., a provider of an underwriting management system to P&C insurers for cash consideration of approximately $34 million. The results of FirstBest’s operations will be included in the our first quarter of fiscal year 2017 results of operations. Sales of these new products are expected to grow following an investment to integrate them with our core transactional systems, educate our sales force in their attributes and train SI partners in their implementation. As a result, revenue in connection with any sales of these products are expected to be minimal in fiscal year 2017. In addition, if we are unable to establish VSOE, revenue recognized in connection with such sales will be delayed.
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
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, and increasing the overall adoption of our products. In response to these and other risks we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing and new markets, and enable us to maintain a persistent, consultative relationship with our existing customers. Our investments in product development are designed to meet the evolving needs of our customers.
Seasonality
We have historically experienced seasonal variations in our revenues as a result of increased customer orders in our second and fourth fiscal quarters. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. For example, in fiscal year 2016, we had higher licensing orders in the third fiscal quarter than in the second fiscal quarter. Our maintenance revenues are not impacted by these seasonal trends.
Our services revenues are also subject to seasonal fluctuations, though to a lesser degree than our license revenues. Our services revenues are impacted by the number of billable days in a given fiscal quarter. The quarter ended January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas and New Year’s holidays. The quarter ended July 31 usually also has fewer billable days due to the impact of vacation times taken by our professional staff. Because we pay our services professionals the same amounts throughout the year, our gross margins on our services revenues are lower in these quarters.

Key Business Metrics
We use certain key metrics to evaluate and manage our business, including rolling four-quarter recurring revenues from term licenses and total maintenance. In addition, we present select GAAP and non-GAAP financial metrics that we use internally to manage the business and that we believe are useful for investors. These metrics include Adjusted EBITDA and operating cash flows.
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

	Four quarters ended
	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014
	(in thousands)
Term license revenues	$208,430	$194,458	$184,647	$173,232	$169,366	$160,114	$157,542	$150,309	$139,902
Total maintenance revenues	59,931	56,103	53,610	51,516	50,024	48,785	47,041	44,768	41,888
Total four-quarter recurring revenues	$268,361	$250,561	$238,257	$224,748	$219,390	$208,899	$204,583	$195,077	$181,790
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

•
it is useful to exclude non-cash charges, such as depreciation and amortization and stock-based compensation because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods; and

•
it is also useful to exclude the effect of income taxes, interest income and other income or expenses because the amount of such items may not directly correlate to the underlying performance of our business operations.

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

	Fiscal years ended July 31,
	2016	2015	2014
	(unaudited, in thousands)
Net income	$14,976	$9,885	$14,721
Non-GAAP adjustments:
Provision for income taxes	5,806	6,855	5,225
Other (income) expense, net	505	1,998	(174)
Interest (income), net	(4,850)	(2,245)	(1,350)
Depreciation and amortization	8,842	7,480	6,751
Stock-based compensation	66,131	51,375	42,538
Adjusted EBITDA	$91,410	$75,348	$67,711
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly. Operating cash flows were $99.9 million, $63.7 million and $75.5 million for fiscal years 2016, 2015 and 2014, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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
Revenue Recognition

We enter into arrangements to deliver multiple products or services (multiple-elements). We apply software revenue recognition rules and allocate the total revenues among elements based on vendor-specific objective evidence (“VSOE”) of fair value of each element. This requires us to make judgments and estimates in determining the fair value of each element when we apply the revenue recognition rules as described in Note 1 of the notes to our consolidated financial statements. Revisions of estimates may result in increases or decreases to revenues as reflected in our consolidated financial statements in the periods in which they are first identified and revised.
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
We sell some of our software licenses on a subscription basis. The related revenues are recognized ratably over the contract term. While this is currently not a significant part of our business, we expect it to grow as we introduce new or acquired products.
In certain professional service offerings sold as fixed fee arrangements, we recognize revenues on a proportional performance basis as performance obligations are completed by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services.
In cases where professional services are deemed to be essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If reliable estimates of total project costs can be made, we apply the percentage-of-completion method whereby percentage toward completion is measured by using the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are generally billed monthly on a time and material basis. The fees related to the maintenance are recognized over the period the maintenance is provided. If reliable estimates of total project costs cannot be made, the zero gross margin or the completed contract method is applied to revenues and direct costs. Under the zero gross margin method, revenues recognized are limited to the direct costs incurred for the implementation services. Under the completed contract method, revenues and costs are deferred until the project is complete.

Income Taxes
Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, tax planning strategies and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances will be subject to change in each future reporting period as a result of changes in one or more of these factors. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.
We apply an estimated annual effective tax rate to our quarterly results of operations to determine the interim provision for income tax expense. A change in judgment that impacts the measurement of a tax position taken in a prior year is recognized as a discrete item in the interim period in which the change occurs. In the event there is a significant unusual or infrequent item recognized in our quarterly results of operations, the tax attributable to that item is recorded in the interim period in which it occurs.
No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply. This could materially affect our future effective tax rate.

Our estimates and assumptions made in our tax provisions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved. For a description of our accounting for income tax, see Note 1 of the notes to our consolidated financial statements.
Business Combination and Valuation of Intangible Assets and Goodwill

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to: future expected cash flows from subscription and support contracts, professional services contracts, other customer contracts and acquired developed technologies; the acquired company’s existing customer and partner relationship, as well as assumptions about the period of time the acquired intangible assets will continue to be used in our offerings; uncertain tax positions and tax related valuation allowances assumed; and discount rates.

In addition, on an ongoing basis, we make estimates, assumptions, and judgments when evaluating the recoverability of our goodwill and intangible assets. We consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Examples of qualitative factors are described in Note 1 of the notes to our consolidated financial statements.
Stock-Based Compensation

We have awarded more restricted stock units than granted stock options in recent years. Consequently, our restricted stock units (“RSUs”) compensation expense represents a larger portion of total stock-based compensation expense recorded in our financial statements than stock options compensation expense. The fair value of our restricted stock units, including performance-based restricted stock units (“PSUs”), is determined based on the fair value of the award on the grant date. The number of shares expected to vest for our performance-based restricted stock units is based on the targeted annual revenue during the year the PSUs are granted. On a quarterly basis during the year the PSUs are granted, we estimates the number of PSUs that will be vested based on our probability assessment of the targeted annual revenues. Actual results may vary significantly from our assessment and may result in material quarterly adjustments to our financial results.

We estimate the grant date fair value of our stock options using the Black-Scholes option-pricing model with the assumptions of expected term, expected volatility, risk-free interest rate and expected dividend. Each of these assumptions is subjective and generally requires significant judgment to determine. Beginning with fiscal year 2016, we began estimating the expected term of stock options using a historical data method, instead of the simplified method, because we now have sufficient data to estimate the stock option exercise period based on its historical stock option activity and employee termination data. In addition, we began estimating the volatility using our own common stock data, instead of volatility of several comparable publicly listed peers, as we now have sufficient trading history of our stock.

We recognize the fair value of stock-based compensation expense for stock options and restricted stock units over the requisite service period, net of estimated forfeitures. Our forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture rate is revised.
Recent Accounting Pronouncement
See Note 1 “The Company and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.
Results of Operations
The following tables set forth our results of operations for the periods presented. The data have been derived from the Consolidated Financial Statements contained in this Annual Report on Form 10-K which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the years presented. The operating results for any period should not be considered indicative of results for any future period.

	Fiscal years ended July 31,
	2016	2015	2014
	(in thousands)
Revenues:
License	$219,751	$179,172	$151,921
Maintenance	59,931	50,024	41,888
Services	144,764	151,341	156,437
Total revenues	424,446	380,537	350,246
Cost of revenues:
License	7,184	4,605	4,442
Maintenance	11,547	9,073	8,118
Services	133,103	133,506	136,387
Total cost of revenues	151,834	147,184	148,947
Gross profit:
License	212,567	174,567	147,479
Maintenance	48,384	40,951	33,770
Services	11,661	17,835	20,050
Total gross profit	272,612	233,353	201,299
Operating expenses:
Research and development	112,496	93,440	76,178
Sales and marketing	92,765	82,023	71,295
General and administrative	50,914	41,397	35,404
Total operating expenses	256,175	216,860	182,877
Income from operations	16,437	16,493	18,422
Interest income	4,850	2,245	1,350
Other income (expenses), net	(505)	(1,998)	174
Income before provision for income taxes	20,782	16,740	19,946
Provision for income taxes	5,806	6,855	5,225
Net income	$14,976	$9,885	$14,721

	Fiscal years ended July 31,
	2016	2015	2014
	(percentage of total revenues)
Revenues:
License	52%	47%	43%
Maintenance	14	13	12
Services	34	40	45
Total revenues	100	100	100
Cost of revenues:
License	2	1	1
Maintenance	3	3	3
Services	31	35	39
Total cost of revenues	36	39	43
Gross profit:
License	50	46	42
Maintenance	11	10	9
Services	3	5	6
Total gross profit	64	61	57
Operating expenses:
Research and development	26	25	22
Sales and marketing	22	21	20
General and administrative	12	11	10
Total operating expenses	60	57	52
Income from operations	4	4	5
Interest income	1	1	—
Other income (expenses), net	—	—	—
Income before provision for income taxes	5	5	5
Provision for income taxes	1	2	1
Net income	4%	3%	4%
Comparison of the Fiscal Years Ended July 31, 2016 and 2015
Revenues
We derive our revenues from licensing our software applications, providing maintenance support and providing professional services. Our license revenues are primarily generated through annual license fees that recur during the term of our multi-year contracts. A majority of these multi-year contracts have licensing terms ranging from 2 to 5 years and are renewable on an annual or multi-year basis. In certain cases, when required by a customer, we license our software on a perpetual basis. In addition, certain of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. We generally price our licenses based on the amount of direct written premiums, or DWP, that will be managed by our solutions. We typically invoice our customers annually in advance or quarterly for both term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and invoice related maintenance fees annually in advance. Our license revenues have generally been recognized when payment is due or cash is received from our customers.
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
We will adopt ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” on August 1, 2018, which provides revenue recognition guidance. We currently expect that we will apply the cumulative effect method. In evaluating the potential impacts that this guidance will have on our consolidated financial statements, we have begun revising our contracting practices primarily by shortening the initial non-refundable term of our licenses.
Refer to Note 1 of Notes to Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Fiscal years ended July 31,
	2016		2015		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License	$219,751	52%	$179,172	47%	$40,579	23%
Maintenance	59,931	14	50,024	13	9,907	20
Services	144,764	34	151,341	40	(6,577)	(4)
Total revenues	$424,446	100%	$380,537	100%	$43,909	12%
License Revenues
The $40.6 million increase in license revenues during fiscal year 2016 was primarily driven by the combined effect from an increased adoption of InsuranceSuite and sales of our newer products in data management and digital engagement. Our license revenues are comprised of term license revenues and perpetual license revenues. Term licenses remain our predominant licensing model.

	Fiscal years ended July 31,
	2016		2015		Change
		% of license		% of license
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
License revenues:
Term	$208,430	95%	$169,366	95%	$39,064	23%
Perpetual	11,321	5	9,806	5	1,515	15
Total license revenues	$219,751	100%	$179,172	100%	$40,579	23%
The $39.1 million increase in term license revenues during fiscal year 2016 was primarily driven by the combined effect from an increase of $33.2 million in revenues recognized from current year orders from new and existing customers and a net increase of $5.9 million in revenues recognized in the current year from orders originated in the prior year but which were deferred as a result of the timing of the invoicing and the corresponding due dates or other contractual terms that affected revenue recognition from these customer contracts.
The $1.5 million increase in perpetual license revenues during fiscal year 2016 was primarily due to the net effect from an increase of $3.8 million in perpetual orders in fiscal year 2016 compared to 2015 related to our expansion in certain regions where perpetual licenses are the preferred licensing model, partially offset by a decrease of $2.3 million from fewer perpetual buyouts in the current fiscal year compared to the prior fiscal year.
We expect that our revenues from the sale and delivery of our perpetual licenses will continue to represent a small percentage of our total license revenues. However, we expect volatility across quarters for our perpetual license revenues due to the timing of billings and corresponding due dates, timing of perpetual license sales and the exercise of perpetual buyout rights in term licenses. Additionally, our license revenues may fluctuate if our customers make an early payment of their annual license fees in advance of the invoice due date which may cause an unexpected increase in revenues in one quarter which can reduce revenue growth rates in future periods.
Maintenance Revenues
The $9.9 million increase in maintenance revenues during fiscal year 2016 reflects our growing customer base and increased license revenues.

We expect that our maintenance revenues will continue to grow as license revenues grow.

Services Revenues
The $6.6 million decrease in services revenues during fiscal year 2016 was primarily due to the net effect from decreases of $19.7 million in services revenues resulting from the combined effect from the completion of certain large implementation projects in fiscal year 2016, our continued increased engagement with our system integrator partners with whom our customers can contract for services related to our products, and deferrals of services billings as a result of certain contractual terms, partially offset by an increase of $12.7 million in services revenue related to services performed on new projects.

While we continue to expand our network of third-party system integrators with whom our customers can contract for services related to our products, our services revenues may fluctuate as the result of several factors, including the rates we charge for our services and unexpected difficulty in projects as we support the sale of new products, enter into new markets, or introduce different software delivery models.
Deferred Revenues

	As of July 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license revenues	$19,841	$13,558	$6,283	46%
Deferred maintenance revenues	38,928	32,365	6,563	20
Deferred services revenues	11,246	6,643	4,603	69
Total deferred revenues	$70,015	$52,566	$17,449	33%
The $6.3 million increase in deferred license revenues was primarily driven by a $5.8 million net increase in billings related to existing customer contracts that are being deferred due to the timing of the invoices and the corresponding due dates, contracts that are being recognized on a ratable basis, and license billings related to new contracts executed during fiscal year 2016 which contributed an additional increase of $2.4 million which will be recognized when contractual obligations are met or on a ratable basis over the contractual period. These increases in deferred revenues were partially offset by the recognition of $1.9 million in license revenue upon meeting certain contractual obligations.
The $6.6 million increase in deferred maintenance revenues was primarily driven by billings in excess of revenues recognized from new and existing orders during fiscal year 2016.
The $4.6 million increase in deferred services revenues was primarily driven by the net effect from an increase of $6.5 million in services billings deferred in the current fiscal year, partially offset by the recognition in the current year based upon the fulfillment of certain contractual obligations of $1.9 million of billings which were invoiced and deferred in the prior year. The $6.5 million in deferred service billings includes $5.1 million related to an arrangement entered into during fiscal 2016 with a large, national insurer to implement Guidewire InsurancePlatformTM in a cloud-delivered, digitally-rich format which includes InsuranceSuite and our data products together with a new version of our digital portal product. As a result of our agreement to develop new digital portal functionality in conjunction with the implementation, all license and services revenues will be deferred until the implementation is complete, which we currently project to occur during the second half of fiscal 2017, at which point, revenue will be recognized ratably. As a result of this arrangement, we anticipate deferred revenues to increase significantly above historical norms when such implementation is complete.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
Cost of Revenues and Gross Profit
Our cost of revenues and gross profit are variable and depend on the type of revenues earned in each period. Our cost of license revenues is primarily comprised of royalty fees paid to third parties, amortization of our acquired intangible assets, and fulfillment services personnel costs. Our cost of maintenance revenues is comprised of compensation and benefit expenses for our technical support team, including stock-based awards and allocated overhead. Our cost of services revenues is primarily comprised of compensation and benefit expenses for our professional service employees and contractors, including stock-based awards, travel-related costs and allocated overhead.

We allocate overhead such as IT support, facility and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense category.

	Fiscal years ended July 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Cost of revenues:
License	$7,184	$4,605	$2,579	56%
Maintenance	11,547	9,073	2,474	27
Services	133,103	133,506	(403)	—
Total cost of revenues	$151,834	$147,184	$4,650	3%
Includes stock-based compensation of:
Cost of license revenues	$433	$222	$211
Cost of maintenance revenues	1,491	1,158	333
Cost of services revenues	17,878	15,022	2,856
Total	$19,802	$16,402	$3,400
The $4.7 million increase in cost of revenues during the fiscal year ended July 31, 2016 was primarily driven by the net effect from increases in the costs of license and maintenance revenues of $2.6 million and 2.5 million, respectively, partially offset by a $0.4 million decrease in the cost of service revenues. The $2.6 million increase in the cost of license revenues was primarily attributable to increases in expenses from royalty and intangible asset amortization and increases in headcount and related expenses. The $2.5 million increase in cost of maintenance revenues was primarily attributable to the aggregate effect of increased headcount and related expenses. The $0.4 million decrease in cost of services revenues was primarily attributable to the net effect from a decrease of $7.0 million in costs for third-party services due to the completion of certain large implementation projects in fiscal year 2016, and a $2.4 million increase in the deferral of costs associated with deferred service revenues, partially offset by an increase of $8.9 million in headcount and related expenses which included an increase of $2.9 million of stock-based compensation expense. We had 573 professional service employees and 69 technical support and licensing operations employees at July 31, 2016 compared to 500 professional services employees and 50 technical support and licensing operations employees at July 31, 2015. Of the incremental 73 employees in the services organization, 64 were hired in the second half of fiscal year 2016. The significant increase in hiring was driven by our anticipated need to staff a large, cloud-based deployment, our need to meet demand for new implementations of our data products and to minimize capacity constraints in the Americas. We anticipate continued near-term growth in the headcount, and the related expenses attributable to, the services organization as a result of these needs.

	Fiscal years ended July 31,
	2016		2015		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License	$212,567	97%	$174,567	97%	$38,000	22%
Maintenance	48,384	81%	40,951	82%	7,433	18%
Services	11,661	8%	17,835	12%	(6,174)	(35)%
Total gross profit	$272,612	64%	$233,353	61%	$39,259	17%
Our gross margin percentage improved from 61% to 64% primarily due to the benefit we realized from increased license and maintenance revenues as a percentage of total revenues, partially offset by the impact from the lower margin contribution from services revenue which carry higher costs due to increased costs primarily related to headcount. Our license and maintenance revenues yield a higher gross margin than our professional services.
We expect our gross margin to vary in percentage terms as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues. We anticipate our services margin to decline significantly in fiscal year 2017 as the effect of acquisitions, sizable hiring and training requirements and the sizable deferral of services revenues during the year depress services profitability. We anticipate this impact to be limited to fiscal year 2017 as the recognition of deferred amounts and the potential increase in sales of newly acquired products may increase services margins in fiscal year 2018.

Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest components of our operating expenses are compensation and benefit expenses for our employees, including stock-based awards and, to a lesser extent, professional services, and rent and facility costs.

	Fiscal years ended July 31,
	2016		2015		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$112,496	27%	$93,440	25%	$19,056	20%
Sales and marketing	92,765	22	82,023	21	10,742	13
General and administrative	50,914	12	41,397	11	9,517	23
Total operating expenses	$256,175	60%	$216,860	57%	$39,315	18%
Includes stock-based compensation of:
Research and development	$15,555		$10,683		$4,872
Sales and marketing	15,090		12,090		3,000
General and administrative	15,684		12,200		3,484
Total	$46,329		$34,973		$11,356

Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $19.1 million increase in research and development expenses was primarily related to increased compensation and related headcount costs of $14.3 million and increased costs for stock-based compensation costs of $4.9 million. Our research and development headcount was 464 in fiscal year 2016 compared with 406 in fiscal year 2015. The increase in headcount reflects our continued investment in data management and analytics, and digital engagement, including the addition of employees from the acquisition of EagleEye which was completed on March 31, 2016.
Sales and Marketing
Our sales and marketing expenses consist primarily of costs incurred for compensation and benefit expenses for our sales and marketing employees, including stock-based awards. It also includes allocated overhead, commission payments, travel expenses and professional services for marketing activities.
The $10.7 million increase in sales and marketing expenses was primarily related to the combined effect from increases in compensation and related headcount costs of $9.3 million, which included increased costs for stock-based compensation of $3.0 million, and increases in our selling expenses of $1.8 million primarily related to increases in our sales commissions as a result of the increases in our customer orders. Our sales and marketing headcount was 267 at July 31, 2016 compared with 238 at July 31, 2015. The increase in headcount was required to support the growth in our revenue base.
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

The $9.5 million increase in general and administrative expenses was primarily related to increased expenses for headcount and related costs, increased costs for stock-based compensation, and to a lesser extent, increased costs for professional services resulting from the acquisition of EagleEye. Our general and administrative headcount was 163 at July 31, 2016 compared with 147 at July 31, 2015. The increase in headcount was required to support the growth of our business.
Interest Income and Other Income (Expense)

	Fiscal years ended July 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income	$4,850	$2,245	$2,605	116%
Other income (expenses), net	(505)	(1,998)	1,493	(75)
Interest Income

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income increased by $2.6 million for fiscal year 2016 due to the combined effect from higher yields on our cash equivalents and investments and $1.0 million in imputed interest income realized upon the conversion in the third fiscal quarter of 2016 of our strategic investment from convertible debt to preferred equity.
Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gain or loss due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.
Other expense decreased by $1.5 million primarily due to improvements in the current year in the foreign exchange rates realized between the U.S. dollar and the Australian dollar, British Pound, Canadian dollar, Euro, and Japanese Yen compared to fiscal year 2015.
Provision for Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Fiscal years ended July 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for income taxes	$5,806	$6,855	$(1,049)	(15)%

We recognized an income tax provision of $5.8 million for fiscal year 2016 compared to $6.9 million for fiscal year 2015. Our effective income tax rate decreased to 28% for fiscal year 2016 compared to 41% for fiscal year 2015, which was primarily due to increased benefits from the permanent extension of the federal research and development credits under the Protecting Americans from Tax Hikes (“PATH”) Act of 2015 that was signed into law during the current fiscal year, partially offset by tax charge from the re-measurement of deferred tax assets due to a recent change in domestic state tax law.
Comparison of the Fiscal Years Ended July 31, 2015 and 2014
Revenues

	Fiscal years ended July 31,
	2015		2014		Change
		% of total revenues		% of total revenues
	Amount		Amount		($)	(%)
	(in thousands, except percentages)
Revenues:
License	$179,172	47%	$151,921	43%	$27,251	18%
Maintenance	50,024	13	41,888	12	8,136	19
Services	151,341	40	156,437	45	(5,096)	(3)
Total revenues	$380,537	100%	$350,246	100%	$30,291	9%

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
Cost of Revenues and Gross Profit

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

	Fiscal years ended July 31,
	2015		2014		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License	$174,567	97%	$147,479	97%	$27,088	18%
Maintenance	40,951	82	33,770	81%	7,181	21
Services	17,835	12	20,050	13%	(2,215)	(11)
Total gross profit	$233,353	61%	$201,299	57%	$32,054	16%
The $32.1 million increase in gross profit was driven by higher term license and maintenance revenues. Our gross margin percentage improved from 57% to 61% due to increases in term license revenues and maintenance revenues that have higher gross margins combined with a decrease in lower gross margin service revenues.
Operating Expenses

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
Sales and Marketing
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

General and Administrative
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

Other Income (Expense)

	Fiscal years ended July 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income, net	$2,245	$1,350	$895	*
Other income (expense), net	(1,998)	174	(2,172)	*
Total	$247	$1,524	$(1,277)	*
* Not meaningful
Interest Income, Net
Interest income increased by $0.9 million primarily due to higher yields on our cash equivalents and investments as well as higher investment balances.
Other Expense, Net
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

Quarterly Results of Operations
The following table sets forth our selected unaudited quarterly financial information for each of the eight quarters ended July 31, 2016. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period.

	Fiscal quarters ended
	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014
	(unaudited) (in thousands, except per share amounts)
Total Revenues	$141,177	$98,860	$102,129	$82,280	$125,917	$85,440	$89,446	$79,734
Total cost of revenues	42,756	39,007	34,901	35,170	39,429	37,904	34,080	35,771
Total Gross profit	98,421	59,853	67,228	47,110	86,488	47,536	55,366	43,963
Income (loss) from operations	23,475	(5,777)	7,702	(8,963)	23,496	(6,700)	3,335	(3,638)
Net income (loss)	16,097	(404)	913	(1,630)	11,893	(2,987)	3,976	(2,997)
Income (loss) per share - basic	$0.22	$(0.01)	$0.01	$(0.02)	$0.17	$(0.04)	$0.06	$(0.04)
Income (loss) per share - diluted	$0.22	$(0.01)	$0.01	$(0.02)	$0.16	$(0.04)	$0.06	$(0.04)
Our quarterly results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control, making our results of operations variable and difficult to predict. Such factors include those discussed above and those set forth in “Risk Factors—We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors” and “Risk Factors—Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline” in item 1A of Part I of this Annual Report on Form 10-K. One or more of these factors may cause our results of operations to vary widely. As such, we believe that our quarterly results of operations may vary significantly in the future and that sequential quarterly comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources
As of July 31, 2016, 2015 and 2014, we had $223.6 million, $212.4 million and $148.1 million of cash and cash equivalents, respectively, and working capital of $588.6 million, $557.2 million and $421.0 million, respectively.
Cash flows provided by operating activities were $99.9 million, $63.7 million and $75.5 million during the years ended July 31, 2016, 2015 and 2014, respectively. We had capital expenditures of $7.1 million, $6.3 million and $5.0 million for the years ended July 31, 2016, 2015 and 2014, respectively. Our capital expenditures consisted of purchases of property and equipment, primarily consisting of computer hardware, software and leasehold improvements.
As of July 31, 2016, approximately $26.5 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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
Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K:

	Fiscal years ended July 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$99,900	$63,677	$75,491
Net cash provided by (used in) investing activities	(101,253)	23,070	(380,420)
Net cash provided by (used in) financing activities	13,454	(17,351)	372,564
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $36.2 million in fiscal year 2016 as compared to fiscal year 2015. This is attributable to a net $25.8 million increase in cash provided by working capital activity, and a $10.5 million increase in profitability after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, deferred taxes and other non-cash items. We generated more cash for working capital activity for fiscal year 2016 as compared to fiscal year 2015, primarily due to higher cash collections from customers and changes in deferred revenues, partially offset by higher payments to vendors in fiscal year 2016.
Net cash provided by operating activities decreased by $11.8 million in fiscal year 2015 from fiscal year 2014. This is attributable to a net $24.3 million decrease in cash provided by working capital activity, partially offset by a $12.5 million increase in profitability after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, deferred taxes and other non-cash items. The decrease in cash provided by working capital activity was due to changes in deferred revenues, moderate increases in bonus and commission accruals, timing of invoicing to customers, and timing of payments to vendors during fiscal year 2015 as compared to fiscal year 2014.

Cash Flows from Investing Activities
Our investing activities consist primarily of purchase and sales of short-term and long-term investments, capital expenditures to purchase property and equipment, and changes in our restricted cash. In the future, we expect we will continue to invest in capital expenditures to support our expanding operations.
Net cash used in investing activities was $101.3 million in fiscal year 2016, as compared to $23.1 million net cash provided in fiscal year 2015. The increase of $124.3 million in net cash used in investing activities was primarily due to a net increase of $79.0 million in purchases of marketable securities, net of sales proceeds, $39.5 million used for our acquisition of EagleEye during the third quarter of fiscal year 2016, and a $5.0 million strategic investment.
Net cash provided by investing activities was $23.1 million in fiscal year 2015, as compared to $380.4 million net cash used in fiscal year 2014. The increase of $403.5 million in fiscal year 2015, was primarily due to a $208.8 million increase in proceeds from sales and maturity of our available-for-sale securities and a $195.8 million decrease in purchases of available-for-sale securities, as compared to fiscal year 2014 when we invested excess cash into available-for-sale securities from our follow-on public offering. This net increase in cash provided by investing activities was offset by a $1.3 million increase in capital expenditures to purchase property and equipment as compared to fiscal year 2014.
Cash Flows from Financing Activities
Our financing activities consist primarily of cash receipts from the exercise of stock options, payments of taxes withheld from vesting of RSUs and excess tax benefits realized on the exercise or release of each of these items. During the fourth quarter of fiscal year 2015, we began requiring that the general employee population sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes (“sell-to-cover”), rather than our previous approach of net share settlement. The transition was completed in the quarter ended January 31, 2016. This sell-to-cover approach materially reduced our cash used for financing activities. In fiscal year 2014, we received net inflows of cash from financing activities related to public offerings.
Net cash provided by financing activities was $13.5 million in fiscal year 2016, as compared to $17.4 million net cash used in fiscal year 2015. The increase of $30.8 million in net cash provided by financing activities was primarily a result of the transition from the net share settlement to the sell-to-cover tax withholding method. This reduced our cash used by $25.7 million in fiscal year 2016. In addition, a $3.6 million increase in excess tax benefits realized and a $1.5 million increase in proceeds from options exercise contributed to the increase in cash provided by financing activities.
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

Contractual Obligations
The following summarizes our contractual obligations as of July 31, 2016:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$7,273	$12,836	$2,470	$1,260	$23,839
Royalty obligations (2)	997	1,183	250	—	2,430
Purchase commitments (3)	1,743	1,505	—	—	3,248
Total (4)	$10,013	$15,524	$2,720	$1,260	$29,517

(1)	Operating lease agreements primarily represent our obligations to make payments under our non-cancellable lease agreements for our corporate headquarters and worldwide offices through 2025.

(2)	Royalty obligations primarily represent our obligations under our non-cancellable agreements related to certain revenue-generating agreements.

(3)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancellable long-term commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

(4)
Excluded from the table above are unrecognized tax benefits of $7.7 million associated with our U.S. federal and California research and development tax credits as of July 31, 2016. We are unable to estimate when any cash settlement with a taxing authority might occur.

Off-Balance Sheet Arrangements
Through July 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of July 31, 2016, and 2015. Our cash, cash equivalents, and investments as of July 31, 2016 and 2015 were $735.8 million and $677.8 million, respectively, and consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds, and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Brazilian Real, British Pound, Canadian dollar, Euro, and Japanese Yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the fiscal year ended July 31, 2016, British Pound had a 15 percent decline while the Australian dollar, Brazilian Real, Euro, and Japanese Yen strengthened 2 to 22 percent, and as a result, we recorded a net foreign currency loss of $0.5 million as other income (expense) in our consolidated statements of income. Similarly, for the fiscal year ended July 31, 2015, we recorded a foreign currency loss of $2.0 million as other income (expense) in our consolidated statements of income as a result of 8 to 22 percent unfavorable exchange rate fluctuations of the above foreign currencies. We will continue to experience fluctuations in foreign currency exchange rates, and if a ten percent change in foreign exchange rates occurs in the future, a similar impact would result. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2016. We also have audited the Company’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidewire Software, Inc. and subsidiaries as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP
Santa Clara, California
September 15, 2016

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2016	July 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223,582	$212,362
Short-term investments	404,655	359,273
Accounts receivable	62,792	62,062
Deferred tax assets, current	—	13,845
Prepaid expenses and other current assets	16,643	14,102
Total current assets	707,672	661,644
Long-term investments	107,565	106,117
Property and equipment, net	12,955	12,160
Intangible assets, net	14,204	3,999
Deferred tax assets, noncurrent	31,364	5,896
Goodwill	30,080	9,205
Other assets	12,338	926
TOTAL ASSETS	$916,178	$799,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,929	$8,816
Accrued employee compensation	41,267	37,235
Deferred revenues, current	60,270	50,766
Other current liabilities	7,617	7,592
Total current liabilities	119,083	104,409
Deferred revenues, noncurrent	9,745	1,800
Other liabilities	3,415	4,350
Total liabilities	132,243	110,559
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2016 and 2015, respectively; 73,039,919 and 71,005,738 shares issued and outstanding as of July 31, 2016 and 2015, respectively	7	7
Additional paid-in capital	742,690	662,869
Accumulated other comprehensive loss	(6,593)	(6,343)
Retained earnings	47,831	32,855
Total stockholders’ equity	783,935	689,388
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$916,178	$799,947

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2016	2015	2014
Revenues:
License	$219,751	$179,172	$151,921
Maintenance	59,931	50,024	41,888
Services	144,764	151,341	156,437
Total revenues	424,446	380,537	350,246
Cost of revenues:
License	7,184	4,605	4,442
Maintenance	11,547	9,073	8,118
Services	133,103	133,506	136,387
Total cost of revenues	151,834	147,184	148,947
Gross profit:
License	212,567	174,567	147,479
Maintenance	48,384	40,951	33,770
Services	11,661	17,835	20,050
Total gross profit	272,612	233,353	201,299
Operating expenses:
Research and development	112,496	93,440	76,178
Sales and marketing	92,765	82,023	71,295
General and administrative	50,914	41,397	35,404
Total operating expenses	256,175	216,860	182,877
Income from operations	16,437	16,493	18,422
Interest income	4,850	2,245	1,350
Other income (expenses), net	(505)	(1,998)	174
Income before provision for income taxes	20,782	16,740	19,946
Provision for income taxes	5,806	6,855	5,225
Net income	$14,976	$9,885	$14,721
Earnings per share:
Basic	$0.21	$0.14	$0.22
Diluted	$0.20	$0.14	$0.21
Shares used in computing earnings per share:
Basic	72,026,694	70,075,908	65,748,896
Diluted	73,765,960	72,314,433	69,112,733

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	As of July 31,
	2016	2015	2014
Net income	$14,976	$9,885	$14,721
Other comprehensive income (loss):
Foreign currency translation adjustments	(562)	(4,937)	288
Unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $(187), $38, and $(7)	288	(83)	(42)
Reclassification adjustment for realized loss (gain) included in net income	24	44	(39)
Other comprehensive income (loss)	(250)	(4,976)	207
Comprehensive income	$14,726	$4,909	$14,928

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2013	57,909,277	6	215,151	(1,574)	8,249	221,832
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	8,306,291	1	389,948	—	—	389,949
Costs incurred in connection with public offering	—	—	(408)	—	—	(408)
Issuance of common stock upon exercise of stock options	1,579,469	—	8,755	—	—	8,755
Issuance of common stock upon RSU release	2,007,423	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(720,199)	—	(32,799)	—	—	(32,799)
Stock-based compensation	—	—	42,538	—	—	42,538
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	5,891	—	—	5,891
Net income	—	—	—	—	14,721	14,721
Foreign currency translation adjustment	—	—	—	288	—	288
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(42)	—	(42)
Reclassification adjustment for realized gain included in net income	—	—	—	(39)	—	(39)
Balance as of July 31, 2014	69,082,261	$7	$629,076	$(1,367)	$22,970	$650,686
Issuance of common stock upon exercise of stock options	665,665	—	6,294	—	—	6,294
Issuance of common stock upon RSU release	1,819,825	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(562,013)	—	(27,183)	—	—	(27,183)
Stock-based compensation	—	—	51,375	—	—	51,375
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	3,307	—	—	3,307
Net income	—	—	—	—	9,885	9,885
Foreign currency translation adjustment	—	—	—	(4,937)	—	(4,937)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(83)	—	(83)
Reclassification adjustment for realized loss included in net income	—	—	—	44	—	44
Balance as of July 31, 2015	71,005,738	$7	$662,869	$(6,343)	$32,855	$689,388
Issuance of common stock upon exercise of stock options	652,832	—	7,840	—	—	7,840
Issuance of common stock upon RSU release	1,408,746	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(27,397)	—	(1,488)	—	—	(1,488)
Stock-based compensation	—	—	66,409	—	—	66,409
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	7,060	—	—	7,060
Net income	—	—	—	—	14,976	14,976
Foreign currency translation adjustment	—	—	—	(562)	—	(562)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	288	—	288
Reclassification adjustment for realized loss included in net income	—	—	—	24	—	24
Balance as of July 31, 2016	73,039,919	$7	$742,690	$(6,593)	$47,831	$783,935

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,976	$9,885	$14,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,842	7,480	6,751
Stock-based compensation	66,131	51,375	42,538
Excess tax benefit from exercise of stock options and vesting of RSUs	(7,102)	(3,538)	(7,067)
Deferred taxes	(4,568)	295	(2,718)
Amortization of premium on available-for-sale securities	3,283	4,839	3,490
Other non-cash items affecting net income	(767)	1	99
Changes in operating assets and liabilities:
Accounts receivable	(75)	(12,999)	(9,276)
Prepaid expenses and other assets	(7,668)	(3,178)	(1,372)
Accounts payable	603	2,266	393
Accrued employee compensation	4,114	3,261	8,463
Other liabilities	5,993	6,253	5,288
Deferred revenues	16,138	(2,263)	14,181
Net cash provided by operating activities	99,900	63,677	75,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(652,017)	(491,626)	(687,419)
Sales and maturities of available-for-sale securities	597,405	520,997	312,149
Purchase of property and equipment	(7,111)	(6,301)	(4,993)
Acquisition, net of cash acquired	(39,530)	—	(157)
Net cash provided by (used in) investing activities	(101,253)	23,070	(380,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	7,840	6,294	8,755
Taxes remitted on RSU awards vested	(1,488)	(27,183)	(32,799)
Proceeds from issuance of common stock in connection with stock offerings, net of underwriting discounts and commission	—	—	389,949
Costs paid in connection with stock offerings	—	—	(408)
Excess tax benefit from exercise of stock options and vesting of RSUs	7,102	3,538	7,067
Net cash provided by (used in) financing activities	13,454	(17,351)	372,564
Effect of foreign exchange rate changes on cash and cash equivalents	(881)	(5,135)	699
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,220	64,261	68,334
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	212,362	148,101	79,767
CASH AND CASH EQUIVALENTS—END OF YEAR	$223,582	$212,362	$148,101
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$4
Cash paid for income taxes, net of tax refunds	$3,907	$1,899	$2,141
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$882	$496	$768
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc. together with its subsidiaries (the “Company”) provides a technology platform which consists of three key elements: core transaction processing, data management and analytics, and digital engagement. It supports core insurance operations, including underwriting and policy administration, claim management and billing, enables new insights into data that can improve business decision making and supports digital sales, service and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily insurance carriers for property and casualty insurance.
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
Product Development Costs
Certain software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through July 31, 2016, costs incurred subsequent to the establishment of technological feasibility have not been material, and therefore, all software development costs have been charged to research and development expense in the accompanying consolidated statements of income as incurred.

Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. The Company adopted ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”), which requires the cumulative impact of measurement period adjustments (including the impact on prior periods) to be recognized in the reporting period in which the adjustments are identified. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

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
The Company tests goodwill for impairment annually during the fourth quarter of each fiscal year and in the interim whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In performing the qualitative assessment, the Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets and changes in the price of the Company’s common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed. The Company has not recognized any goodwill impairment as a result of its impairment analysis during any of the periods presented.
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
No customer individually accounted for 10% or more of the Company’s revenues for the years ended July 31, 2016, 2015 and 2014. No customer individually accounted for 10% or more of the Company’s total accounts receivable as of July 31, 2016 and 2015.

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
Revenue Recognition
The Company enters into arrangements to deliver multiple products or services (multiple-elements). The Company applies software revenue recognition rules and allocates the total revenues among elements based on vendor-specific objective evidence (“VSOE”) of fair value of each element. The Company recognizes revenue on a net basis excluding indirect taxes, such as sales tax and value added tax, collected from customers and remitted to government authorities.
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

•
Fees are fixed or determinable. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Fees from term licenses are invoiced in annual or quarterly installments over the term of the agreement beginning on the effective date of the license. A significant majority are invoiced annually. Perpetual license fees are generally due between 30 and 60 days from delivery of software. In certain cases extended payment terms may be offered resulting in term and perpetual license fees to not be considered to be fixed or determinable until they become due or payment is received.

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
The Company sells some of its software licenses on a subscription basis and the related revenues are recognized ratably over the contract term.

In certain professional service offerings sold as fixed fee arrangements, the Company recognizes services revenues on a proportional performance basis as performance obligations are completed by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services.
In cases where professional services are deemed to be essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If reliable estimates of total project costs can be made, the Company applies the percentage-of-completion method whereby percentage toward completion is measured by using the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are generally billed monthly on a time and material basis. The fees related to the maintenance are recognized over the period the maintenance is provided. If reliable estimates of total project costs cannot be made, the zero gross margin or the completed contract method is applied to revenues and direct costs. Under the zero gross margin method, revenues recognized are limited to the direct costs incurred for the implementation services. Under the completed contract method, revenues and costs are deferred until the project is complete.
As noted above, the Company generally invoices fees for licenses and maintenance to its customers in annual or quarterly installments payable in advance. Deferred revenues represent amounts, which are billed to or collected from customers for which one or more of the revenue recognition criteria have not been met. The deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.
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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the years ended July 31, 2016, 2015 and 2014.
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
The Company adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, effective January 31, 2016 on a prospective basis. As a result, all deferred tax assets and liabilities are classified as non-current. Prior to the adoption, deferred tax assets and liabilities were classified as either current or non-current based on the related asset or liability.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date to annual reporting periods and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
Subsequently, the FASB issued ASU No. 2016-08, Principal Versus Agent Consideration (or Reporting Revenue Gross versus Net) in March 2016, ASU No. 2016-10, Identifying Performance Obligations and Licensing in April 2016, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients in May 2016. These amendments do not change the core principle of revenue recognition but clarified certain aspects of Topic 606.
The Company will adopt the guidance on August 1, 2018 and currently intends to select the cumulative effect transition method. In evaluating the potential impacts that this guidance will have on its consolidated financial statements, the Company has begun to revise its contracting practices primarily by shortening the initial non-refundable term of its licenses.

2. Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following:

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$58,070	$30	$(12)	$58,088
Commercial paper	152,317	12	(6)	152,323
Corporate bonds	274,656	321	(38)	274,939
U.S. government bonds	90,593	58	(2)	90,649
Foreign government bonds	2,418	9	—	2,427
Money market funds	114,833	—	—	114,833
Total	$692,887	$430	$(58)	$693,259

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$82,946	$21	$(4)	$82,963
Commercial paper	142,822	13	(4)	142,831
Corporate bonds	281,942	47	(216)	281,773
U.S. government bonds	32,529	13	(2)	32,540
Foreign government bonds	8,663	7	(2)	8,668
Certificate of deposit	2,700	—	—	2,700
Money market funds	88,319	—	—	88,319
Total	$639,921	$101	$(228)	$639,794
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	July 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$7,961	$(12)	$—	$—	$7,961	$(12)
Commercial paper	47,484	(6)	—	—	47,484	(6)
Corporate bonds	56,197	(28)	7,755	(10)	63,952	(38)
U. S. government bonds	10,029	(2)	—	—	10,029	(2)
Total	$121,671	$(48)	$7,755	$(10)	$129,426	$(58)

As of July 31, 2016, the Company had 44 investments resulting in the insignificant gross unrealized loss position noted above. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at July 31, 2016 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were immaterial.
The following table summarizes the contractual maturities of the Company’s available-for-sale securities as of July 31, 2016:

	Less Than 12 Months	12 to 24 Months	Total
	(in thousands)
U.S. agency securities	$51,539	$6,549	$58,088
Commercial paper	152,323	—	152,323
Corporate bonds	205,434	69,505	274,939
U.S. government bonds	61,565	29,084	90,649
Foreign government bonds	—	2,427	2,427
Money market funds	114,833	—	114,833
Total	$585,694	$107,565	$693,259

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
The Company did not have any Level 3 financial assets or liabilities as of July 31, 2016, or 2015.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	July 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$66,206	$—	$66,206
Money market funds	114,833	—	—	114,833
Short-term investments:
U.S. agency securities	—	51,539	—	51,539
Commercial paper	—	86,117	—	86,117
U. S. government bonds	—	61,565	—	61,565
Corporate bonds	—	205,434	—	205,434
Long-term investments:
U.S. agency securities	—	6,549	—	6,549
Corporate bonds	—	69,505	—	69,505
U.S. government bonds	—	29,084	—	29,084
Foreign government bonds	—	2,427	—	2,427
Total assets	$114,833	$578,426	$—	$693,259

	July 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$86,085	$—	$86,085
Money market funds	88,319	—	—	88,319
Short-term investments:
U.S. agency securities	—	68,212	—	68,212
Commercial paper	—	56,746	—	56,746
U. S. government bonds	—	19,983	—	19,983
Foreign government bonds	—	8,668	—	8,668
Corporate bonds	—	202,964	—	202,964
Certificate of deposit	—	2,700	—	2,700
Long-term investments:
U.S. agency securities	—	14,751	—	14,751
Corporate bonds	—	78,809	—	78,809
U.S. government bonds	—	12,557	—	12,557
Total assets	$88,319	$551,475	$—	$639,794

In December 2015, the Company invested $5.0 million in a convertible note issued by a privately-held company. The note did not have a readily determinable market value. In April 2016, the convertible note with accrued interest of $0.1 million converted to preferred stock. The investment was re-measured at $6.0 million based on the estimated fair value of the preferred stock at the date of conversion. The resulting gain of $0.9 million was recorded as interest income. The equity investment is accounted for under the cost method of accounting, and reported in long-term other assets on the Company’s consolidated balance sheet.

The fair value of the investment is not readily available as there is no quoted market prices for the investment. The Company assesses the investment for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. As of July 31, 2016, the investment with a carrying value of $6.0 million was not impaired.

3.	Acquisition
On March 31, 2016, the Company purchased all of the outstanding equity interests of EagleEye Analytics, Inc. (“EagleEye”), a privately held provider of cloud-based predictive analytics products specifically designed for property and casualty insurers, for total purchase consideration of $40.2 million, including an amount placed into escrow to cover future potential claims. At the time of the purchase, EagleEye maintained a management incentive program that required certain payments to management upon the completion of a change in control. Pursuant to this program, an additional $1.6 million was placed into a separate escrow account to be paid out 18 months after closing to former EagleEye employees. This additional payment is subject to continued employment with the Company and therefore is excluded from the purchase consideration. The payment will be recognized as compensation expense over the requisite service period of 18 months. The Company believes that the acquisition will enable its customers to apply predictive analytics to make better decisions across the insurance lifecycle. Acquisition-related costs of $1.4 million were recorded in general and administrative expenses in the Company’s consolidated statements of operations for the fiscal year ended July 31, 2016.
As part of the purchase price allocation, the Company determined that EagleEye’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, partner relationships and order backlog. The Company measured fair values of the intangible assets by applying the income and relief from royalty approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including future revenue projections, a discount rate that is representative of the weighted average cost of capital, and royalty and long-term sustainable growth rates based on market analysis. The Company is amortizing the acquired intangible assets over their estimated useful lives.
The allocation of the purchase price is preliminary pending final valuation of acquired deferred tax assets and is therefore subject to potential future measurement period adjustments. Preliminary allocation of the purchase consideration was as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Assumed Liabilities, net of acquired assets	$(550)
Developed technology	6,700	4
Customer contracts and related relationships	4,500	9
Partner relationships	200	9
Order backlog	1,100	3
Deferred tax assets, net	7,325
Goodwill	20,875
Total purchase price	$40,150
The goodwill of $20.9 million arising from the acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. None of the goodwill recognized is expected to be deductible for income tax purposes.
The results of EagleEye’s operations since the date of acquisition have been included in the Company’s results for the fiscal year ended July 31, 2016 and were not material. Pro forma results of operations have not been presented because the effects of the business combination were not material to the Company’s consolidated results of operations.

4. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following:

	July 31, 2016	July 31, 2015
	(in thousands)
Computer hardware	$19,257	$15,099
Software	5,066	4,867
Furniture and fixtures	3,492	3,065
Leasehold improvements	8,434	8,040
Total property and equipment	36,249	31,071
Less accumulated depreciation	(23,294)	(18,911)
Property and equipment, net	$12,955	$12,160
As of July 31, 2016, and 2015, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $6.5 million, $6.0 million and $5.3 million during the years ended July 31, 2016, 2015 and 2014, respectively.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill acquired:

(in thousands)
Goodwill, July 31, 2014	$9,205
Changes in carrying value	—
Goodwill, July 31, 2015	$9,205
Addition - EagleEye acquisition	20,875
Goodwill, July 31, 2016	$30,080
Intangible assets consist of the following:

	July 31, 2016			July 31, 2015
	(in thousands)
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Acquired technology	$13,900	$5,199	8,701	$7,200	3,201	$3,999
Customer contracts and related relationships	$4,500	$167	4,333	—	—	—
Partner relationships	$200	$8	192	—	—	—
Order backlog	$1,100	$122	978	—	—	—
Total	$19,700	$5,496	$14,204	$7,200	$3,201	$3,999

Amortization expense was $2.3 million, $1.4 million and $1.4 million during the years ended July 31, 2016, 2015 and 2014, respectively. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
(in thousands)
2017	$4,004
2018	3,682
2019	2,442
2020	1,639
2021	522
Thereafter	1,915
Total	$14,204
Accrued Employee Compensation
Accrued employee compensation consists of the following:

	July 31, 2016	July 31, 2015
	(in thousands)
Accrued bonuses	$24,872	$19,819
Accrued commission	2,571	5,008
Accrued vacation	9,067	7,980
Accrued salaries, payroll taxes and benefits	4,757	4,428
Total	$41,267	$37,235
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(In thousands)
Balance as of July 31, 2014	$(1,310)	$(57)	$(1,367)
Other comprehensive income (loss) before reclassification adjustments:	(4,937)	(121)	(5,058)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	44	44
Tax effect	—	38	38
Balance as of July 31, 2015	(6,247)	(96)	(6,343)
Other comprehensive income (loss) before reclassification adjustments:	(562)	475	(87)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	24	24
Tax effect	—	(187)	(187)
Balance as of July 31, 2016	$(6,809)	$216	$(6,593)

5. Net Income per Share
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

The following table sets forth the computation of the Company’s basic and diluted net income per share for the years ended July 31, 2016, 2015 and 2014:

	Fiscal years ended July 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Numerator:
Net income	$14,976	$9,885	$14,721
Net income per share:
Basic	$0.21	$0.14	$0.22
Diluted	$0.20	$0.14	$0.21

	Fiscal years ended July 31,
	2016	2015	2014

Denominator:
Weighted average shares used in computing net income per share:
Basic	72,026,694	70,075,908	65,748,896
Weighted average effect of diluted stock options	859,855	1,223,106	1,896,766
Weighted average effect of dilutive restricted stock units	879,411	1,015,419	1,467,071
Diluted	73,765,960	72,314,433	69,112,733
The following outstanding shares of common stock equivalents are excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Fiscal years ended July 31,
	2016	2015	2014
Stock options to purchase common stock	77,737	290,670	206,136
Restricted stock units	22,994	678	76,840
6. Commitments and Contingencies
The following table presents a summary of the Company’s contractual obligations and commitments as of July 31, 2016:

	Lease Obligations	Royalty Obligations (1)	Purchase Commitments (2)	Total
Fiscal Year Ending July 31,	(in thousands)
2017	$7,273	$997	$1,743	$10,013
2018	6,638	666	1,429	8,733
2019	6,198	517	76	6,791
2020	1,324	250	—	1,574
2021	1,146	—	—	1,146
2022 and thereafter	$1,260	$—	$—	$1,260
Total	$23,839	$2,430	$3,248	$29,517

(1)	Royalty obligations primarily represent our obligations under our non-cancellable agreements related to software used in certain revenue-generating agreements.

(2)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancellable long term commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

Leases
The Company leases certain facilities and equipment under operating leases. On December 5, 2011, the Company entered into a seven-year lease for a facility to serve as its new corporate headquarters, located in Foster City, California, for approximately 97,674 square feet of space commencing August 1, 2012. In connection with the lease, the Company opened an unsecured letter of credit with Silicon Valley Bank for $1.2 million. On July 1, 2015, the unsecured letter of credit was reduced from $0.8 million to $0.4 million in accordance with the lease agreement.
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $5.7 million, $5.5 million and $5.8 million during the years ended July 31, 2016, 2015 and 2014, respectively.
Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments as of July 31, 2016 and 2015, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.6 million as of July 31, 2016) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of July 31, 2016 or July 31, 2015.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of July 31, 2016 and 2015. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

Stock-Based Compensation Expense
Stock-based compensation cost related to options and restricted stock units (“RSUs”) granted to employee and non-employee is as follows:

	Fiscal years ended July 31,
	2016	2015	2014
	(in thousands)
Total cost of stock-based compensation	$66,409	$51,375	$42,538
Amount capitalized in deferred cost of services revenues during the year	$(278)	$—	$—
Amount charged to income	$66,131	$51,375	$42,538

Stock-based compensation cost charged to the following expense categories:
Cost of license revenues	$433	$222	$184
Cost of maintenance revenues	1,491	1,158	797
Cost of services revenues	17,878	15,022	11,929
Research and development	15,555	10,683	9,008
Sales and marketing	15,090	12,090	10,744
General and administrative	15,684	12,200	9,876
Total stock-based compensation expense	66,131	51,375	42,538
Tax benefit from stock-based compensation	20,092	19,087	15,905
Total stock-based compensation expense, net of tax effect	$46,039	$32,288	$26,633
As of July 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures and before tax benefit, was as follows:

	As of July 31, 2016
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$109,968	2.4
Stock options	2,621	1.7
	$112,589

RSUs
RSU activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
			(in thousands)
Balance as of July 31, 2013	4,027,601	$19.27	$176,248
Granted	1,667,433	43.87
Released	(2,007,423)	18.59	$91,300
Canceled	(303,390)	31.48
Balance as of July 31, 2014	3,384,221	30.70	$137,061
Granted	1,664,413	47.50
Released	(1,819,825)	25.99	$88,648
Canceled	(346,135)	36.72
Balance as of July 31, 2015	2,882,674	42.65	$170,222
Granted	1,586,192	54.99
Released	(1,408,746)	41.21	$78,763
Canceled	(332,396)	46.71
Balance as of July 31, 2016	2,727,724	$50.08	$167,673
Expected to vest as of July 31, 2016	2,553,456	$49.87	$156,961

(1)
Aggregate intrinsic value at each fiscal year end represents the total market value of RSUs at the Company’s closing stock price of $61.47, $59.05 and $40.50 on July 31, 2016, 2015 and 2014, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released RSUs at date of release.

The Company’s restricted stock units also included performance stock unit (“PSU”) awards, which have been granted to certain executives and employees of the Company. The PSU awards included performance conditions as well as time-based vesting which generally vest over four years. Included in fiscal year 2016, 2015 and 2014 stock-based compensation were $6.9 million, $2.4 million and $2.4 million of expense for performance-based awards, which were tied to the Company’s financial results.
In fiscal year 2015, the Company began requiring that the general employee population sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes (“sell-to-cover”), rather than its previous approach of net share settlement.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2013	3,763,228	$6.74	5.7	$139,315
Granted	225,930	46.63
Exercised	(1,580,344)	5.53		65,300
Canceled	(8,561)	21.75
Balance as of July 31, 2014	2,400,253	11.24	5.5	71,640
Granted	138,643	47.23
Exercised	(665,665)	9.46		27,263
Canceled	(51,169)	23.04
Balance as of July 31, 2015	1,822,062	14.29	4.9	81,548
Granted	10,000	54.00
Exercised	(652,832)	12.01		29,186
Canceled	(20,658)	40.86
Balance as of July 31, 2016	1,158,572	$15.45	4.0	$53,316
Vested and expected to vest as of July 31, 2016	1,153,815	$15.32	4.0	$53,252
Exercisable as of July 31, 2016	1,010,609	$10.95	3.5	$51,060

(1)
Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $61.47, $59.05 and $40.50 on July 31, 2016, 2015 and 2014 and the exercise price of the option, respectively. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

The per share fair value of each stock option was determined using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal years ended July 31,
	2016	2015	2014
Expected life (in years)	4.9	6.0 - 6.1	5.0 - 6.1
Risk-free interest rate	1.5%	1.7% - 1.9%	1.5% - 2.0%
Expected volatility	38.8%	39.4% - 45.1%	41.3% - 46.2%
Expected dividend yield	—%	—%	—%
Weighted average fair value of options granted	$19.18	$20.78	$21.06
Common Stock Reserved for Future Issuance
As of July 31, 2016 and 2015, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2016	July 31, 2015
Exercise of stock options to purchase common stock	1,158,572	1,822,062
Vesting of restricted stock units	2,727,724	2,882,674
Shares available for grant under stock plans	16,746,754	14,363,906
Total common stock reserved for issuance	20,633,050	19,068,642

8. Income Taxes
The Company’s income before provision for income taxes for the years ended July 31, 2016, 2015 and 2014 is as follows:

	Fiscal years ended July 31,
	2016	2015	2014
	(in thousands)
Domestic	$11,209	$11,348	$11,956
International	9,573	5,392	7,990
Income before provision for income taxes	$20,782	$16,740	$19,946
The provision for income taxes consists of the following:

	Fiscal years ended July 31,
	2016	2015	2014
	(in thousands)
Current:
U.S. federal	$4,936	$2,509	$5,235
State	1,006	300	1,326
Foreign	4,350	3,910	2,509
Total current	10,292	6,719	9,070
Deferred:
U.S. federal	(4,867)	983	(4,277)
State	631	169	78
Foreign	(250)	(1,016)	354
Total deferred	(4,486)	136	(3,845)
Total provision for income taxes	$5,806	$6,855	$5,225

Differences between income taxes calculated using the statutory federal income tax rate of 35% and the provision for income taxes are as follows:

	Fiscal years ended July 31,
	2016	2015	2014
	(in thousands)
Statutory federal income tax	$7,274	$5,858	$6,977
Nondeductible items and other	2,289	1,575	1,164
State income taxes, net of federal benefit	191	388	840
Impact of state rate changes	1,132	—	—
Foreign income taxed at different rates	945	816	(207)
Tax credits	(5,963)	(1,697)	(3,612)
Change in valuation allowance	(62)	(85)	63
Total provision for income taxes	$5,806	$6,855	$5,225

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2016	2015
	(in thousands)
Accruals and reserves	$11,618	$9,974
Stock-based compensation	6,874	5,534
Deferred revenues	1,513	410
Property and equipment	1,815	914
Net operating loss carryforwards	10,333	436
Tax credits	12,145	10,435
Total deferred tax assets	44,298	27,703
Less valuation allowance	10,505	6,783
Net deferred tax assets	33,793	20,920
Less deferred tax liabilities:
Intangible assets	2,429	1,179
Total net deferred tax assets	$31,364	$19,741
During the years ended July 31, 2016, 2015 and 2014, the Company was able to consider positive evidence in determining the realizability of its deferred tax assets, including projections for future growth, and determined a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $10.5 million and $6.8 million remained as of July 31, 2016 and 2015, respectively, primarily for California research and development credits and net operating loss carryforwards that were not more likely than not realizable.
As of July 31, 2016, the Company had U. S. federal, California and other states net operating loss (“NOL”) carryforwards of $221.7 million, $68.5 million, and $114.3 million, respectively. The U. S. federal and California NOL carryforwards will start to expire in 2022 and 2017, respectively.
The Company had research and development tax credit (“R&D credit”) carryforwards of the following:

As of July 31, 2016
(in thousands)
U.S. federal	$18,820
California	18,529
Total R&D credit carryforwards	$37,349

The U.S. federal R&D credit will start to expire in 2023. California R&D tax credits have no expiration.
The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized through reduction to income tax payable on the tax returns. As a result, the pre-tax excess tax benefits included in federal and California net operating loss carryforwards on the tax returns but not reflected in deferred tax assets for fiscal year 2016 are $195.5 million and $49.8 million, respectively.
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
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of July 31, 2016, U.S. income taxes were not provided for on the cumulative total of $29.7 million in undistributed earnings from profitable foreign subsidiaries. As of July 31, 2016, the unrecognized deferred tax liability for these earnings was approximately $9.7 million.
Unrecognized Tax Benefits
The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal years ended July 31,
	2016	2015	2014
	(in thousands)
Unrecognized tax benefit - beginning of period	$6,109	$7,976	$6,727
Gross increases - prior period tax positions	177	1	140
Gross decreases - prior period tax positions	(216)	(2,896)	(508)
Gross increases - current period tax positions	1,617	1,028	1,617
Unrecognized tax benefit - end of period	$7,687	$6,109	$7,976
During the year ended July 31, 2016, the Company’s unrecognized tax benefits increased by $1.6 million, primarily associated with the Company’s U.S. federal and California R&D tax credits. As of July 31, 2016, the Company had unrecognized tax benefits of $3.7 million that, if recognized, would affect the Company’s effective tax rate.
The Company or one of its subsidiaries files income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. If the Company utilizes net operating losses or tax credits in future years, the U.S. federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2016. As of July 31, 2016, the Company has no tax audits in progress in the U.S. and in our foreign jurisdictions.

9. Defined Contribution and Other Post-retirement Plans
The Company’s employee savings and retirement plan in the United States is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $5,000 per participant per calendar year. Certain of the Company’s foreign subsidiaries also have defined contribution plans in which a majority of its employees participate and the Company makes matching contributions. The Company’s contributions to its 401(k) and foreign subsidiaries’ plans were $5.5 million, $4.3 million and $3.2 million for the fiscal years ended July 31, 2016, 2015 and 2014, respectively.
10. Segment Information
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s license, maintenance and professional services offerings, while all other financial information is reviewed on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States.
The following table sets forth revenues by country and region based on the billing address of the customer:

	Fiscal years ended July 31,
	2016	2015	2014
	(in thousands)
United States	$230,935	$208,104	$203,791
Canada	44,717	37,833	39,100
Other Americas	18,114	7,162	8,106
Total Americas	293,766	253,099	250,997
United Kingdom	34,031	44,393	37,890
Other EMEA	41,914	47,449	35,149
Total EMEA	75,945	91,842	73,039
APAC	54,735	35,596	26,210
Total revenues	$424,446	$380,537	$350,246
No country other than those listed above accounted for more than 10% of revenues during the years ended July 31, 2016, 2015 and 2014.

The following table sets forth the Company’s long-lived assets, including goodwill and intangibles, net by geographic region:

	July 31, 2016	July 31, 2015
	(in thousands)
Americas	$53,826	$22,746
EMEA	3,085	2,183
APAC	328	435
Total	$57,239	$25,364

11.     Subsequent Event

On August 4, 2016, the Company entered into an agreement to purchase all of the outstanding equity interests of FirstBest Systems, Inc., a provider of an underwriting management system to P&C insurers. On August 31, 2016, the Company completed its acquisition of FirstBest Systems, Inc. Total consideration for the transaction was approximately $34 million in cash payable at closing, subject to standard purchase price adjustments and escrows. The transaction will be accounted for as a business combination and the preliminary purchase price allocation will be included in the Company’s first quarter of fiscal year 2017 results.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of July 31, 2016.

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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2016, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Signature	Title	Date

/s/ Marcus S. Ryu	President, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2016
Marcus S. Ryu

/s/ Richard Hart	Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2016
Richard Hart

/s/ John Cavoores	Director (Chairman of the Board)	September 15, 2016
John Cavoores

/s/ Andrew Brown	Director	September 15, 2016
Andrew Brown

/s/ Craig Conway	Director	September 15, 2016
Craig Conway

/s/ Guy Dubois	Director	September 15, 2016
Guy Dubois

/s/ Peter Gassner	Director	September 15, 2016
Peter Gassner

/s/ Paul Lavin	Director	September 15, 2016
Paul Lavin
/s/ Clifton Thomas Weatherford	Director	September 15, 2016
Clifton Thomas Weatherford

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws.	8-K	3.1	January 22, 2013
4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	January 9, 2012
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	10.1	October 28, 2011
10.2	2006 Stock Plan and forms of agreements thereunder.	S-1	10.2	September 2, 2011
10.3	2009 Stock Plan and forms of agreements thereunder.	S-1	10.3	September 2, 2011
10.4	2010 Restricted Stock Unit Plan and forms of agreements thereunder.	S-1	10.4	September 2, 2011
10.5	2011 Stock Plan and forms of agreements thereunder.	S-1/A	10.5	December 13, 2011
10.6	Form of Executive Agreement.	10-K	10.6	September 17, 2014
10.7	Senior Executive Incentive Bonus Plan.	S-1/A	10.12	December 13, 2011
10.8	Lease Agreement between Parkside Towers, L.P. and the Registrant dated as of December 5, 2011.	S-1/A	10.13	December 13, 2011
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Stock Plan.	10-Q	10.9	December 2, 2015
21.1	Subsidiaries of the Registrant.	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	—	—
101.INS	XBRL Instance Document.	Filed herewith	—
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith	— —
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith	—
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith	— —
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith	—

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