Form 10-Q
period 2016-10-31
Guidewire Software, Inc.
filed 2016-11-30
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On October 31, 2016, the registrant had 73,510,967 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•	growth prospects of the property and casualty (“P&C”) insurance industry and our company;

•	trends in our future sales, including seasonality;

•	opportunities for growth by technology leadership;

•	our market strategy in relation to our competitors;

•	competitive attributes of our software application solutions;

•	opportunities to further expand our position outside of the United States;

•	our research and development investment and efforts;

•	benefits to be achieved from our acquisitions;

•	our gross margins and factors that affect gross margins;

•	our provision for tax liabilities and other critical accounting estimates;

•	the anticipated timing of implementation of our services or the completion of other projects;

•	our exposure to market risks, including geographical and political events that may negatively impact our customers; and

•	our ability to satisfy future liquidity requirements.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2016	July 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,063	$223,582
Short-term investments	399,279	404,655
Accounts receivable	55,132	62,792
Prepaid expenses and other current assets	20,019	16,643
Total current assets	605,493	707,672
Long-term investments	155,856	107,565
Property and equipment, net	13,010	12,955
Intangible assets, net	28,166	14,204
Deferred tax assets, net	45,571	31,364
Goodwill	46,343	30,080
Other assets	8,955	12,338
TOTAL ASSETS	$903,394	$916,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,566	$9,929
Accrued employee compensation	19,594	41,267
Deferred revenues, current	63,023	60,270
Other current liabilities	6,887	7,617
Total current liabilities	100,070	119,083
Deferred revenues, noncurrent	5,788	9,745
Other liabilities	3,317	3,415
Total liabilities	109,175	132,243
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	761,906	742,690
Accumulated other comprehensive loss	(7,667)	(6,593)
Retained earnings	39,973	47,831
Total stockholders’ equity	794,219	783,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$903,394	$916,178
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended October 31,
	2016	2015
Revenues:
License and other	$38,721	$32,340
Maintenance	16,532	14,013
Services	38,874	35,927
Total revenues	94,127	82,280
Cost of revenues:
License and other	2,430	1,164
Maintenance	3,325	2,475
Services	36,264	31,531
Total cost of revenues	42,019	35,170
Gross profit:
License and other	36,291	31,176
Maintenance	13,207	11,538
Services	2,610	4,396
Total gross profit	52,108	47,110
Operating expenses:
Research and development	30,750	25,672
Sales and marketing	25,500	19,291
General and administrative	14,160	11,110
Total operating expenses	70,410	56,073
Loss from operations	(18,302)	(8,963)
Interest income	1,342	696
Other income (expense), net	(681)	217
Loss before income taxes	(17,641)	(8,050)
Benefit from income taxes	(9,783)	(6,420)
Net loss	$(7,858)	$(1,630)
Net loss per share:
Basic	$(0.11)	$(0.02)
Diluted	$(0.11)	$(0.02)
Shares used in computing net loss per share:
Basic	73,293,467	71,242,897
Diluted	73,293,467	71,242,897

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Net loss	$(7,858)	$(1,630)
Other comprehensive loss:
Foreign currency translation adjustments	(851)	(287)
Unrealized gains (losses) on available-for-sale securities, net of tax benefit of $134 and $4 for the three months ended October 31, 2016 and 2015, respectively	(196)	(50)
Reclassification adjustment for realized losses (gains) included in net loss	(27)	(20)
Other comprehensive loss	(1,074)	(357)
Comprehensive loss	$(8,932)	$(1,987)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,858)	$(1,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,074	1,791
Stock-based compensation	17,877	15,147
Excess tax benefit from exercise of stock options and vesting of restricted stock units	—	(475)
Deferred tax assets	(10,502)	(6,905)
Amortization of premium on available-for-sale securities	463	877
Other non-cash items affecting net loss	4	18
Changes in operating assets and liabilities:
Accounts receivable	8,682	7,638
Prepaid expenses and other assets	191	(1,071)
Accounts payable	902	(2,542)
Accrued employee compensation	(21,300)	(19,840)
Other liabilities	(1,251)	(1,039)
Deferred revenues	(3,192)	(2,859)
Net cash used in operating activities	(12,910)	(10,890)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(200,893)	(195,336)
Sales of available-for-sale securities	157,163	188,867
Purchase of property and equipment	(2,474)	(3,016)
Acquisition of business, net of acquired cash	(33,593)	—
Net cash used in investing activities	(79,797)	(9,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,112	1,463
Taxes remitted on RSU awards vested	—	(874)
Excess tax benefit from exercise of stock options and vesting of restricted stock units	—	475
Net cash provided by financing activities	1,112	1,064
Effect of foreign exchange rate changes on cash and cash equivalents	(924)	(320)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(92,519)	(19,631)
CASH AND CASH EQUIVALENTS—Beginning of period	223,582	212,362
CASH AND CASH EQUIVALENTS—End of period	$131,063	$192,731
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,062	$394
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$188	$177

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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements for the fiscal year ended July 31, 2016 included in the Company’s Annual Report on Form 10-K except for the stock-based compensation policy which has been updated to address awards with market conditions in the first quarter of fiscal 2017.
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

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss).

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
No customer individually accounted for 10% or more of the Company’s revenues for the three months ended October 31, 2016 or 2015. One customer individually accounted for 10% or more of the Company’s total accounts receivable as of October 31, 2016. No customer individually accounted for 10% or more of the Company’s total accounts receivable as of July 31, 2016.
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
Revenues are derived from three sources:

(i)	License fees related to term (or time-based) licenses, perpetual software licenses, and other software subscription models including those from recently acquired companies;

(ii)	Maintenance fees related to email and phone support, bug fixes and unspecified software updates and upgrades released when, and if, available during the maintenance term; and

(iii)	Services fees from professional services related to the implementation of the Company’s software, reimbursable travel and training.
Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the period.

•
Delivery or performance has occurred. The Company’s software is delivered electronically to the customer. Delivery is considered to have occurred when the Company provides the customer access to the software along with login credentials.

•
Fees are fixed or determinable. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Fees from term licenses are invoiced in annual or quarterly installments over the term of the agreement beginning on the effective date of the license. A significant majority are invoiced annually. Perpetual license fees are generally due between 30 and 60 days from delivery of software. Generally, the Company offers extended payment terms to its customers for term licenses. As a result, term license fees are not considered to be fixed and determinable until they become due or payment is received.

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

Substantially all of the Company’s professional services engagements are billed on a time and materials basis. Services are typically not considered to be essential to the functionality of the software and the related revenues and costs are recognized in the period incurred.

In select situations, the Company will contract its professional services on a fixed fee basis. In these situations, if reliable estimates of total project costs are available, the Company recognizes services revenues on a proportional performance basis as the performance obligations are completed by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services.

If reliable estimates of total project costs cannot be made, the zero gross margin or the completed contract method is applied to revenues and direct costs. Under the zero gross margin method, revenues recognized are limited to the direct costs incurred for the implementation services. Under the completed contract method, revenues and direct costs are deferred until the project is complete. When the zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, the Company switches to the percentage-of-completion method, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related portion of the deferred professional service margin is recognized in full as revenues.

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
The Company sells some of its products on a subscription or software-as-a-service (“SaaS”) basis, and the related revenues are recognized ratably over the contract term.
As noted above, the Company generally invoices fees for licenses and maintenance to its customers in annual or quarterly installments payable in advance. Deferred revenues represent amounts, which are billed to or collected from creditworthy customers for which one or more of the revenue recognition criteria have not been met. The deferred revenues balance does not represent the total contract value of annual or multi-year, non-cancellable arrangements.

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement carrying amounts of existing assets and liabilities by using enacted tax rates in effect for the year in which the difference is expected to reverse. All deferred tax assets and liabilities are classified as non-current. Deferred tax assets related to excess tax benefits are recorded when utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that some portion or all of such deferred tax assets will not be realized and is based on the positive and negative evidence about the future including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
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
Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure the stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of estimated forfeitures. To date, the Company has granted stock options, time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and beginning in the first quarter of fiscal 2017, restricted stock units that may be earned subject to the Company’s total shareholder return ranking relative to the software companies in the S&P Software and Services Select Industry Index for

a specified performance period or specified performance periods, time-based, and in select cases, subject to certain performance conditions (“TSR PSUs”).
The fair value of the Company’s RSUs and PSUs equals the market value of the Company’s common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of four years. The Company recognizes compensation expense for awards which contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards which contain either performance condition, market conditions, or both using the graded method.
The fair value of the Company’s TSR PSUs are estimated at the grant date using a Monte Carlo simulation method. The assumptions utilized in this simulation require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense. Compensation expense associated with these TSR PSUs will be recognized regardless of whether the market condition is ultimately satisfied, however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense will fluctuate depending on the achievement of the performance conditions. All TSR PSUs will vest at the end of a three-year period.
The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model and is recognized on a straight-line basis over the applicable service period. The assumptions utilized in the option pricing model are expected term, expected volatility, risk-free interest rate and expected dividend. Each of these assumptions generally requires judgment to determine. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense.
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
In assessing impairment on the Company’s goodwill, the Company first analyzes qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors the Company assesses include long-term prospects of its performance, share price trends and market capitalization, and Company specific events. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the Company does not need to perform the two-step impairment test. If based on that qualitative assessment, the Company believes it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. The Company determined that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount and, as such, the Company did not need to perform the two-step impairment test.

Recent Accounting Pronouncements
Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard is effective for public business entities for annual reporting years beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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
Subsequently, the FASB issued ASU No. 2016-08, Principal Versus Agent Consideration (or Reporting Revenue Gross versus Net) in March 2016, ASU No. 2016-10, Identifying Performance Obligations and Licensing in April 2016, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients in May 2016. These amendments clarified certain aspects of Topic 606 and have the same effective date as ASU 2014-09.
The Company will adopt the guidance on August 1, 2018 and currently intends to select the cumulative effect transition method. In evaluating the potential impacts that this guidance will have on its revenue recognition practices, the Company has begun to revise its contracting practices primarily by shortening the initial non-refundable term of its licenses. The Company continues to evaluate the other potential impacts that this guidance will have on its consolidated financial statements.

2.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following:

	October 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$47,024	$18	$(16)	$47,026
Commercial paper	168,359	13	(27)	168,345
Corporate bonds	290,812	150	(131)	290,831
U.S. government bonds	82,273	18	(21)	82,270
Foreign government bonds	2,418	1	—	2,419
Certificates of deposit	22,500	9	—	22,509
Money market funds	41,307	1	—	41,308
Total	$654,693	$210	$(195)	$654,708

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$58,070	$30	$(12)	$58,088
Commercial paper	152,317	12	(6)	152,323
Corporate bonds	274,656	321	(38)	274,939
U.S. government bonds	90,593	58	(2)	90,649
Foreign government bonds	2,418	9	—	2,427
Money market funds	114,833	—	—	114,833
Total	$692,887	$430	$(58)	$693,259
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	October 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$61,065	$(27)	$—	$—	$61,065	$(27)
U.S. agency securities	9,552	(16)	—	—	9,552	(16)
Corporate bonds	153,172	(128)	3,253	(3)	156,425	(131)
U.S. government bonds	38,721	(21)	—	—	38,721	(21)
Total	$262,510	$(192)	$3,253	$(3)	$265,763	$(195)

As of October 31, 2016, the Company had 106 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at October 31, 2016 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amounts of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not significant.
The following table summarizes the contractual maturities of the Company’s investments measured at fair value as of October 31, 2016:

	Less Than 12 Months	12 to 36 Months	Total
	(in thousands)
U.S. agency securities	$29,957	$17,069	$47,026
Commercial paper	168,345	—	168,345
Corporate bonds	196,192	94,639	290,831
U.S. government bonds	40,541	41,729	82,270
Foreign government bonds	—	2,419	2,419
Money market funds	41,308	—	41,308
Certificates of deposit	22,509	—	22,509
Total	$498,852	$155,856	$654,708

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of October 31, 2016 and July 31, 2016:

	October 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Commercial paper	$—	$58,265	$—	$58,265
Money market funds	41,308	—	—	41,308
Short-term investments:
U.S. agency securities	—	29,957	—	29,957
Commercial paper	—	110,080	—	110,080
U.S. government bonds	—	40,541	—	40,541
Corporate bonds	—	196,192	—	196,192
Certificates of deposit	—	22,509	—	22,509
Long-term investments:
U.S. agency securities	—	17,069	—	17,069
Corporate bonds	—	94,639	—	94,639
U.S. government bonds	—	41,729	—	41,729
Foreign government bonds	—	2,419	—	2,419
Total assets	$41,308	$613,400	$—	$654,708

	July 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Commercial paper	$—	$66,206	$—	$66,206
Money market funds	114,833	—	—	114,833
Short-term investments:
U.S. agency securities	—	51,539	—	51,539
Commercial paper	—	86,117	—	86,117
U. S. government bonds	—	61,565	—	61,565
Corporate bonds	—	205,434	—	205,434
Long-term investments:
U.S. agency securities	—	6,549	—	6,549
Corporate bonds	—	69,505	—	69,505
U.S. government bonds	—	29,084	—	29,084
Foreign government bonds	—	2,427	—	2,427
Total assets	$114,833	$578,426	$—	$693,259
The Company’s equity investment in a privately-held company was accounted for under the cost method of accounting, and reported in long term other assets on the Company’s condensed consolidated balance sheet. The fair value of the investment is not readily available as there is no quoted market prices for the investment. The Company assesses the investment for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. As of October 31, 2016 and July 31, 2016, the investment with a carrying value of $6.0 million was not impaired.

3.	Acquisition

On August 31, 2016, the Company acquired all of the outstanding equity interests of FirstBest Systems, Inc.(“FirstBest”), a privately-held provider of underwriting management systems and related applications to P&C insurers. Total consideration for the transaction was $37.8 million which included amounts placed into escrow to cover future potential claims. The Company believes that the acquisition will enable the expansion of its insurance platform by providing insurers in the U.S. and Canada writing complex commercial, specialty, and workers’ compensation lines greater support for their risk assessment and decision-making processes. Total acquisition costs of $1.2 million were expensed as incurred and recorded as general and administrative expenses in the accompanying condensed consolidated statement of operations, of which, $0.9 million were expensed as incurred during the three months ended October 31, 2016 and $0.3 million were expensed as incurred in the prior fiscal year.
The transaction was accounted for as a business combination. As part of the preliminary purchase price allocation, the Company determined that FirstBest’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, and order backlog. The Company measured fair values of the intangible assets by applying the income and relief from royalty approach. These fair value measurements were based on significant inputs that were not observable in the market and thus represents a Level 3 measurement. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, in addition to royalty and long-term sustainable growth rates based on market analysis. The Company is amortizing the acquired intangible assets over their estimated useful lives.
The allocation of the purchase price is preliminary pending the final valuation of intangible assets, certain acquired deferred tax assets and completion of certain statutory tax filing requirements and is therefore subject to potential future measurement period adjustments. Preliminary allocation of the purchase consideration was as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$2,518
Developed technology	8,000	5
Customer contracts and related relationships	6,500	9
Order backlog	900	3
Deferred tax assets, net	3,651
Goodwill	16,263
Total purchase price	$37,832
The goodwill of $16.3 million arising from the acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. None of the goodwill recognized is expected to be deductible for income tax purposes.
The results of FirstBest’s operations since the date of acquisition were included in the Company’s results of operations for the fiscal quarter ended October 31, 2016, and were not material. The pro forma results of operations have not been presented because the effects of the business combination were not material to the Company’s consolidated results of operations.

4. Balance Sheet Components
Property and Equipment, net
Property and equipment consist of the following:

	October 31, 2016	July 31, 2016
	(in thousands)
Computer hardware	$20,218	$19,257
Software	5,263	5,066
Furniture and fixtures	3,570	3,492
Leasehold improvements	8,394	8,434
Total property and equipment	37,445	36,249
Less accumulated depreciation	(24,435)	(23,294)
Property and equipment, net	$13,010	$12,955
As of October 31, 2016 and July 31, 2016, no property and equipment was pledged as collateral. Depreciation expense was $1.6 million and $1.4 million for the three months ended October 31, 2016 and 2015, respectively.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the period presented:

Total
(in thousands)
Goodwill, July 31, 2016	$30,080
Addition - FirstBest acquisition	16,263
Goodwill, October 31, 2016	$46,343
The Company’s intangible assets are amortized over the estimated useful lives. Intangible assets consist of the following:

	October 31, 2016			July 31, 2016
	(in thousands)
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Acquired technology	$21,900	$6,245	$15,655	$13,900	$5,199	$8,701
Customer contracts and related relationships	11,000	412	10,588	4,500	167	4,333
Partner relationships	200	13	187	200	8	192
Order backlog	2,000	264	1,736	1,100	122	978
Total	$35,100	$6,934	$28,166	$19,700	$5,496	$14,204

Amortization expense was $1.4 million and $0.4 million for the three months ended October 31, 2016 and 2015, respectively. As of October 31, 2016, the estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2017 (remainder of fiscal year)	$4,970
2018	6,305
2019	5,064
2020	3,986
2021	2,844
Thereafter	4,997
Total	$28,166
Accrued Employee Compensation
Accrued employee compensation expense consists of the following:

	October 31, 2016	July 31, 2016
	(in thousands)
Accrued bonuses	$5,524	$24,872
Accrued commission	576	2,571
Accrued vacation	9,522	9,067
Accrued payroll taxes and benefits	3,972	4,757
Total	$19,594	$41,267

Deferred Revenues
Deferred revenues, current and non-current, consist of the following:

	October 31, 2016	July 31, 2016
	(in thousands)
Deferred license and other revenues	$22,672	$19,841
Deferred maintenance revenues	30,881	38,928
Deferred services revenues	15,258	11,246
Total	$68,811	$70,015

Deferred services revenues included $9.9 million and $5.1 million of deferred services revenues related to one customer engagement as of October 31, 2016 and July 31, 2016, respectively.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three months ended October 31, 2016 were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
	(in thousands)
Balance as of July 31, 2016	$(6,809)	$216	$(6,593)
Other comprehensive gain (loss) before reclassification	(851)	(330)	(1,181)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	(27)	(27)
Tax effect	—	134	134
Balance as of October 31, 2016	$(7,660)	$(7)	$(7,667)
5. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net income loss per share for the periods presented:

	Three Months Ended October 31,
	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(7,858)	$(1,630)
Net loss per share:
Basic	$(0.11)	$(0.02)
Diluted	$(0.11)	$(0.02)
Denominator:
Weighted average shares used in computing net loss per share:
Basic	73,293,467	71,242,897
Diluted	73,293,467	71,242,897

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2016	2015
Stock options to purchase common stock	1,054,183	1,573,487
Restricted stock units	3,078,219	3,360,099
6.Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2016. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2016 for additional information regarding the Company’s contractual obligations.

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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.6 million and $1.4 million for the three months ended October 31, 2016 and 2015, respectively.

Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments and prepayments as of October 31, 2016 and July 31, 2016, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.5 million as of October 31, 2016) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of October 31, 2016 or July 31, 2016.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. Although the outcomes of legal proceedings are inherently difficult to predict, the Company is not currently involved in any legal proceeding in which the outcome, in the Company’s judgment based on information currently available, is likely to have a material adverse effect on the Company’s business or financial position. The Company accrues for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. There is no such accrual as of October 31, 2016 or July 31, 2016.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2016 or July 31, 2016. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

7.Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to stock-based awards is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Total cost of stock-based compensation	$18,104	$15,147
Amount capitalized in deferred cost of services revenues during the year	(227)	—
Amount charged to income	$17,877	$15,147

Stock-based compensation cost charged to the following expense categories:
Cost of license revenues	$51	$89
Cost of maintenance revenues	413	339
Cost of services revenues	4,695	4,363
Research and development	4,467	3,672
Sales and marketing	4,223	3,430
General and administrative	4,028	3,254
Total stock-based compensation expenses	$17,877	$15,147

As of October 31, 2016, total unamortized stock-based compensation cost, adjusted for estimated forfeitures, was as follows:

	As of October 31, 2016
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$2,131	1.6
Restricted stock units	152,871	2.7
	$155,002

Restricted Stock Units

A summary of the Company’s RSU, PSU and TSR PSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2016	2,727,724	$50.08	$167,673
Granted	1,128,702	$61.90
Released	(380,696)	$46.29	$23,195
Canceled	(49,192)	$51.50
Balance as of October 31, 2016	3,426,538	$54.37	$196,855
Expected to vest as of October 31, 2016	3,157,893	$54.07	$181,421

(1)
Aggregate intrinsic value at each period end represents the total market value of RSUs at the Company’s closing stock price of $57.45 and $61.47 on October 31, 2016 and July 31, 2016, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released RSUs at date of release.

Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. The PSUs included performance-based conditions and vest over a four-year period. The TSR PSUs are subject to total shareholder return rankings relative to the software companies in the S&P Software and Services Select Industry Index for a specified performance period or specified performance periods, and vest at the end of three years. In select cases, certain TSR PSUs are also subject to performance-based conditions.
Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2016	1,158,572	$15.45	4.0	$53,316
Granted	—
Exercised	(90,352)	$12.30		$4,431
Canceled	—
Balance as of October 31, 2016	1,068,220	$15.72	3.8	$44,579
Vested and expected to vest as of October 31, 2016	1,064,976	$15.62	3.8	$44,549
Exercisable as of October 31, 2016	950,706	$11.82	3.3	$43,384

(1)
Aggregate intrinsic value at each period end represents the difference between the Company's closing stock prices of $57.45 and $61.47 on October 31, 2016 and July 31, 2016, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs

The fair values of our TSR PSUs were estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended October 31,
	2016	2015
Expected term (in years)	2.87 - 2.88	*
Risk-free interest rate	0.89% - 0.93%	*
Expected volatility of the Company	31.5%	*
Average expected volatility of the peer companies in the index	36.9% - 37.0%	*
Expected dividend yield	—%	*
* There were no TSR PSUs granted during the three months ended October 31, 2015.

The number of shares that may ultimately vest will vary based on the relative performance of the Company’s total shareholder return rankings relative to the software companies in the S&P Software and Services Select Industry Index for a specified performance period or specified performance periods. The Monte Carlo methodology incorporates into the valuation all possible outcomes, including that the Company’s relative performance may result in no shares vesting. As a result, stock-based compensation expense is recognized regardless of the ultimate achievement of the plan’s performance metrics. The expense will be reversed only in the event that a grantee is terminated prior to satisfying the requisite service period.

For a subset of TSR PSUs, the number of shares that may ultimately vest will vary based on the achievement of certain Company specific financial performance metrics in addition to the Company’s total shareholder return condition noted above. As a result, the expense recognized will fluctuate based on the Company’s estimated financial performance relative to the target financial performance metrics.

Stock Options
The assumptions used to estimate the grant date fair value of options and the estimated weighted average grant date fair value of options for the three months ended October 31, 2016 and 2015 were as follows:

	Three Months Ended October 31,
	2016	2015
Expected life (in years)	*	4.9
Risk-free interest rate	*	1.49%
Expected volatility	*	38.8%
Expected dividend yield	*	—%
Weighted average grant date fair value of options	*	$19.18
* There were no options granted during the three months ended October 31, 2016.
Common Stock Reserved for Issuance
As of October 31, 2016 and July 31, 2016, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, and 73,510,967 and 73,039,919 shares of common stock were issued and outstanding, respectively. As of October 31, 2016 and July 31, 2016, the Company had reserved shares of common stock for future issuance as follows:

	October 31, 2016	July 31, 2016
Exercise of stock options to purchase common stock	1,068,220	1,158,572
Vesting of restricted stock units	3,426,538	2,727,724
Shares available under stock plans	15,667,244	16,746,754
Total common stock reserved for issuance	20,162,002	20,633,050

8.Income Taxes
The Company recognized income tax benefits of $9.8 million and $6.4 million for the three months ended October 31, 2016 and 2015, respectively. The increase in tax benefits for the three months ended October 31, 2016 was primarily due to an increase in the net loss in the three months ended October 31, 2016, as compared to the same period a year ago. The effective tax rate of 55% for the three months ended October 31, 2016 differs from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for stock-based compensation, research and development credits, domestic manufacturing deduction, the tax rate differences between the United States and foreign countries, and certain non-deductible expenses.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of October 31, 2016, U.S. income taxes were not provided for on the cumulative total of $31.1 million undistributed earnings from certain foreign subsidiaries. As of October 31, 2016, the unrecognized deferred tax liability for these earnings was approximately $10.1 million.
During the three months ended October 31, 2016, the increase in unrecognized tax benefits from the beginning of the period was $1.1 million. Accordingly, as of October 31, 2016, the Company had unrecognized tax benefits of $3.8 million that, if recognized, would affect the Company’s effective tax rate.
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
The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
United States	$46,849	$43,107
Canada	14,494	9,058
Other Americas	5,224	2,449
Total Americas	66,567	54,614
United Kingdom	8,390	9,687
Other EMEA	8,941	6,875
Total EMEA	17,331	16,562
Total APAC	10,229	11,104
Total revenues	$94,127	$82,280
No country, other than those presented above, accounted for more than 10% of revenues during the three months ended October 31, 2016 and 2015, respectively.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	October 31, 2016	July 31, 2016
	(in thousands)
Americas	$83,749	$53,826
EMEA	3,495	3,085
APAC	275	328
Total	$87,519	$57,239

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
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision making and product evaluation process is long. Sales to new customers also involve extensive customer due diligence and reference checks. We must also earn credibility as we expand our sales operations and enter new markets which require investment not only in sales and services capabilities, but in the continued enhancement of our products and the development of locally-relevant content.
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

In preparing for our adoption of the new revenue recognition standard, we have begun revising our contracting practices by shifting our existing customers to a two-year committed term with optional annual renewals. In fiscal 2016, substantially all of our term-based licenses were sold with an initial two-year committed term and optional annual renewals. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. We typically invoice our customers annually in advance or, in certain cases, quarterly for both recurring term license and maintenance fees. Our sales and marketing efforts are affected by seasonal variations in which our customer orders are generally higher in the second and fourth quarters of our fiscal year. This seasonal pattern may not be exhibited in each fiscal year. We primarily derive our services revenues from implementation, integration and training services. Our implementation teams assist customers in building implementation plans, defining business rules and requirements unique to each customer, and integrating our software with their existing systems.
To extend our technology leadership in the global market, we continue to invest in research and development to enhance and improve our current products and introduce new products to market. Continued investment in product innovation is critical as we seek to: assist our customers in their IT goals; maintain our competitive advantage; grow our revenues and expand internationally; and meet evolving customer demands. In certain cases we will also acquire skills and technologies to accelerate our time to market for new products and solutions.

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
In August 2016, we added Guidewire Underwriting Management through the acquisition of FirstBest, a provider of underwriting management systems and related applications to P&C insurers for total consideration of approximately $37.8 million. We believe that, over time, the acquisition will allow us to expand our insurance platform by providing insurers in the U.S. and Canada writing complex commercial, specialty, and workers’ compensation lines greater support for their risk assessment and decision-making processes. The results of FirstBest’s operations have been included in our results of operations since the date of acquisition.
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
Seasonality
We have historically experienced seasonal variations in our license and other revenues as a result of increased customer orders in our second and fourth fiscal quarters. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. On an annual basis, our maintenance revenues which are recognized ratably, may also be impacted in the event that seasonal patterns change significantly.
Our services revenues are also subject to seasonal fluctuations, though to a lesser degree than our license revenues. Our services revenues are impacted by the number of billable days in a given fiscal quarter. The quarter ended January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas and New Year’s holidays. The quarter ended July 31 usually also has fewer billable days due to the impact of vacation times taken by our professional staff. Because we pay our services professionals the same amounts throughout the year, our gross margins on our services revenues are usually lower in these quarters.
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
Four-Quarter Recurring Revenues
We measure four-quarter recurring revenues by adding the total term license and other revenues and total maintenance revenues recognized under GAAP in the preceding four quarters ended in the stated period. This metric excludes perpetual license revenues, revenues from perpetual buyout rights and services revenues. This metric allows us to better understand the trends in our recurring revenues because it typically reduces the variations in any particular quarter caused by seasonality, the effects of the annual invoicing of our term licenses and certain effects of contractual provisions that may accelerate or delay revenue recognition in some cases. This metric applies revenue recognition rules under GAAP and does not substitute individually tailored revenue recognition and measurement methods. Our four-quarter recurring revenues for each of the nine periods presented were:

	Four quarters ended
	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014
	(in thousands)
Term license and other revenues	$210,278	$208,430	$194,458	$184,647	$173,232	$169,366	$160,114	$157,542	$150,309
Maintenance revenues	62,451	59,931	56,103	53,610	51,516	50,024	48,785	47,041	44,768
Total four-quarter recurring revenues	$272,729	$268,361	$250,561	$238,257	$224,748	$219,390	$208,899	$204,583	$195,077

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

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(7,858)	$(1,630)
Non-GAAP adjustments:
Benefit from income taxes	(9,783)	(6,420)
Interest income	(1,342)	(696)
Other expense (income), net	681	(217)
Depreciation and amortization	3,074	1,791
Stock-based compensation	17,877	15,147
Adjusted EBITDA	$2,649	$7,975

Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash used by operations was $12.9 million and $10.9 million for the three months ended October 31, 2016 and 2015, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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
As described in Stock-Based Compensation in Note 1 “The Company and Summary of Significant Accounting Policies”, we granted TSR PSUs in the first quarter of fiscal year 2017. The fair value of our TSR PSUs are estimated at the grant date using a Monte Carlo simulation method. The assumptions utilized in this simulation require judgment and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense. Compensation expense associated with these TSR PSUs will be recognized regardless of whether the market condition is ultimately satisfied, however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense will fluctuate depending on the achievement of the performance conditions. All TSR PSUs will vest at the end of a three-year period.
Other than stock-based compensation, there were no significant changes in our critical accounting policies and estimates during the three months ended October 31, 2016. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 15, 2016 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on September 15, 2016.

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Revenues:
License and other	$38,721	$32,340
Maintenance	16,532	14,013
Services	38,874	35,927
Total revenues	94,127	82,280
Cost of revenues:
License and other	2,430	1,164
Maintenance	3,325	2,475
Services	36,264	31,531
Total cost of revenues	42,019	35,170
Gross profit:
License and other	36,291	31,176
Maintenance	13,207	11,538
Services	2,610	4,396
Total gross profit	52,108	47,110
Operating expenses:
Research and development	30,750	25,672
Sales and marketing	25,500	19,291
General and administrative	14,160	11,110
Total operating expenses	70,410	56,073
Loss from operations	(18,302)	(8,963)
Interest income	1,342	696
Other income (expense), net	(681)	217
Loss before income taxes	(17,641)	(8,050)
Benefit from income taxes	(9,783)	(6,420)
Net loss	$(7,858)	$(1,630)

	Three Months Ended October 31,
	2016	2015
	(percentage of total revenues)
Revenues:
License and other	41%	39%
Maintenance	18%	17%
Services	41%	44%
Total revenues	100%	100%
Cost of revenues:
License	3%	1%
Maintenance	4%	3%
Services	38%	39%
Total cost of revenues	45%	43%
Gross profit:
License	38%	38%
Maintenance	14%	14%
Services	3%	5%
Total gross profit	55%	57%
Operating expenses:
Research and development	33%	31%
Sales and marketing	27%	23%
General and administrative	15%	14%
Total operating expenses	75%	68%
Loss from operations	(20)%	(11)%
Interest income	1%	1%
Other income (expense), net	—%	—%
Loss before income taxes	(19)%	(10)%
Benefit from income taxes	(11)%	(8)%
Net loss	(8)%	(2)%

Revenues
We derive our revenues from licensing our software applications, providing maintenance support, and professional services.
Our license and other revenues are comprised primarily of term license fees. We also recognize revenue from sales of perpetual licenses and subscription fees from software we deliver as a service. Our term license revenues are primarily generated through annual license fees that recur during the contract term. In fiscal 2016, a majority of our term based licenses were sold with a two year committed term and optional annual renewals. In certain cases, when required by a customer, we license our software on a perpetual basis. In addition, certain of term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. We generally price our licenses based on the amount of direct written premiums, or DWP, that will be managed by our solutions. We typically invoice our customers annually in advance or quarterly for both term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and invoice related maintenance fees annually in advance. Our license revenues have generally been recognized when payment is due or cash is received from our customers. Revenues derived from software as a service subscriptions are recognized ratably over the contract term.
Our maintenance revenues are generally recognized over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees.
Our professional services revenues are primarily derived from implementation services performed for our customers, reimbursable travel expenses and training fees. A substantial majority of our services engagements generate revenues on a time and materials basis and revenues are typically recognized upon delivery of our services.
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
Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended October 31,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$38,721	41%	$32,340	39%	$6,381	20%
Maintenance	16,532	18%	14,013	17%	2,519	18%
Services	38,874	41%	35,927	44%	2,947	8%
Total revenues	$94,127	100%	$82,280	100%	$11,847	14%

License and Other Revenues

License and other revenues increased by $6.4 million during the three months ended October 31, 2016, as compared to the same period a year ago. The increase in license and other revenues was primarily driven by the continued sale of our products.

	Three Months Ended October 31,
	2016		2015
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$34,500	89%	$32,652	101%	$1,848	6%
Perpetual	4,221	11%	(312)	(1)%	4,533	1,453%
Total license and other revenues	$38,721	100%	$32,340	100%	$6,381	20%

Term license and other revenues increased by $1.8 million during the three months ended October 31, 2016, as compared to the same period a year ago, as an increase of $3.6 million in revenues recognized primarily from current quarter orders was partially offset by a $1.8 million decrease in revenues attributable to the timing of invoices and corresponding due dates, payments received, and other contractual terms that affect revenue recognition from existing orders.

Perpetual license revenues increased by $4.5 million during the three months ended October 31, 2016, as compared to the same period a year ago. While term license remains our predominant licensing model, revenues from the sale and delivery of perpetual licenses will continue to represent a small percentage of our total license revenues. Nevertheless, we expect perpetual license revenues to remain volatile on a sequential quarter basis due to the large amount of perpetual revenue from a single customer order, whether the customer purchases new licenses or exercises their perpetual buyout rights.
Additionally, our license revenues may fluctuate if our customers pay their annual license fees in advance of the invoice due date which may cause an unexpected increase in revenues in one quarter which can reduce revenue growth rates in future periods.

Maintenance Revenues

Maintenance revenues increased by $2.5 million during the three months ended October 31, 2016, as compared to the same period a year ago primarily due to our increased license revenues as a result of our growing customer base.

We expect that our maintenance revenues will continue to grow as our license revenues grow.

Services Revenues

Services revenues increased by $2.9 million during the three months ended October 31, 2016, as compared to the same period a year ago primarily due to an increase of $1.9 million in billings for new and existing customer engagements performed in the current period and an increase of $1.0 million attributable to services performed in prior periods for which the recognition of revenue was contingent upon the acceptance of our software.

Services revenues in the three months ended October 31, 2016 exclude $4.7 million of services billings deferred in the current period which we have delivered through our work with a large, national insurer to implement Guidewire InsurancePlatformTM in a cloud-delivered format. As a result of our agreement to develop new digital portal functionality in conjunction with the implementation, all services revenues and direct services costs will be deferred until revenue recognition criteria are met, which we currently project to occur during the second half of fiscal 2017. At such point, revenue will be recognized ratably. As a result of this arrangement, we anticipate deferred service revenues to increase significantly above historical norms.

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

Deferred Revenues

	As of
	October 31, 2016	July 31, 2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license and other revenues	$22,672	$19,841	$2,831	14%
Deferred maintenance revenues	30,881	38,928	(8,047)	(21)%
Deferred services revenues	15,258	11,246	4,012	36%
Total deferred revenues	$68,811	$70,015	$(1,204)	(2)%
The $2.8 million increase in deferred license and other revenues compared to the prior fiscal year end was primarily driven from an aggregate increase of $4.9 million for new customer contracts that are being deferred due to the timing of the invoices and the corresponding due dates, billings that are recognized on a ratable basis, or acceptance criteria that have not been met for revenue recognition. This $4.9 million was partially offset by the recognition of $2.1 million in license revenues from contracts executed in prior periods.
The $8.0 million decrease in deferred maintenance revenues compared to the prior fiscal year end was primarily driven by revenues recognized in excess of new billings during the three months ended October 31, 2016, and reflects the seasonal nature of the billings of maintenance revenues.
The $4.0 million increase in deferred services revenues compared to the prior fiscal year end was primarily due to the net effect from an increase of $5.5 million of services billings deferred in the current period, partially offset by the recognition of $1.5 million from prior fiscal year billings which were recognized in the current period upon the fulfillment of certain contractual obligations. The $5.5 million in deferred service billings includes $4.7 million related to an arrangement entered into during fiscal 2016 with a large, national insurer to implement Guidewire InsurancePlatformTM in a cloud-delivered format which includes InsuranceSuite and our data products together with a new version of our digital portal product. As a result of our agreement to develop new digital portal functionality in conjunction with the implementation, all license and services revenues will be deferred until the implementation is complete, which we currently project to occur during the second half of fiscal 2017. At such point, revenue will be recognized ratably. As a result of this arrangement, we anticipate deferred revenues to increase significantly above historical norms until such time that we can recognize revenue generated by this arrangement. Total service revenue deferred for this contract was $9.9 million as of October 31, 2016 and is included in our accompanying condensed consolidated balance sheet.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues are incomplete measures of the strength of our business and are not necessarily indicative of our future performance.

Cost of Revenues and Gross Profit
Our cost of revenues and gross profit are variable and depend on the type of revenues earned in each period. Our cost of license revenues is primarily comprised of royalty fees paid to third parties, amortization of our acquired intangible assets, and fulfillment services personnel costs. Our cost of maintenance revenues is comprised of compensation and benefit expenses for our technical support team, including stock-based awards, and allocated overhead. Our cost of services revenues is primarily comprised of compensation and benefit expenses for our professional service employees and contractors, including stock-based awards, travel-related costs and allocated overhead.
We allocate overhead such as IT support, facility, and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense category.

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$2,430	$1,164	$1,266	109%
Maintenance	3,325	2,475	850	34%
Services	36,264	31,531	4,733	15%
Total cost of revenues	$42,019	$35,170	$6,849	19%

Includes stock-based awards of:
Cost of license and other revenues	$51	$89	$(38)
Cost of maintenance revenues	413	339	74
Cost of services revenues	4,695	4,363	332
Total	$5,159	$4,791	$368

The $6.8 million increase in cost of revenues during the three months ended October 31, 2016 was primarily driven by increases from increased cost of license revenues of $1.3 million, increased cost of maintenance revenues of $0.9 million, and a $4.7 million increase in costs of service revenues. The $1.3 million increase in cost of license revenues was primarily attributable to increased amortization of intangible assets and royalty expense, and to a lesser extent the aggregate effect of increased headcount and related expenses. The $0.9 million increase in cost of maintenance revenues was primarily attributable to increased costs for headcount and consulting expenses. The $4.7 million increase in cost of services revenues was primarily attributable to an increase in costs for headcount and related expenses, including stock-based compensation expense. We had 610 professional service employees and 71 technical support and licensing operations employees at October 31, 2016 compared with 498 professional services employees and 58 technical support and licensing operations employees at October 31, 2015. The increase in hiring was driven by our anticipated need to staff a large, cloud-based deployment, our need to meet demand for new implementations of our data products and to minimize capacity constraints in the Americas.
Services costs in the three months ended October 31, 2016 exclude $2.4 million of direct costs which we have incurred through our work with a large, national insurer to implement Guidewire InsurancePlatformTM in a cloud-delivered format. We will begin recognizing these costs on a ratable basis at such time as we recognize the related revenues.

	Three Months Ended October 31,
	2016		2015		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License	$36,291	94%	$31,176	96%	$5,115	16%
Maintenance	13,207	80%	11,538	82%	1,669	14%
Services	2,610	7%	4,396	12%	(1,786)	(41)%
Total gross profit	$52,108	55%	$47,110	57%	$4,998	11%

Gross profit margin was 55% for the three months ended October 31, 2016, as compared with 57% for the same period a year ago. The decrease was primarily due to increased costs in the current period resulting from headcount increases for our services organization, as well as costs for new employees added from our recent acquisitions of FirstBest and EagleEye which were completed in August 2016 and March 2016, respectively.

We expect our gross margin to vary in percentage terms as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues. We anticipate that our services margin will continue to decline significantly during fiscal 2017 as we continue to realize the aggregate effect from our recent acquisitions, our sizable hiring and training requirements, and our sizable deferral of services revenues during the current year which when combined will depress our services profitability. We believe that this impact will be limited to fiscal 2017 as the recognition of deferred amounts and the potential increase in sales of newly acquired products may increase services margins in fiscal 2018.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest components of our operating expenses are compensation and benefit expenses for our employees, including stock-based awards, and, to a lesser extent, professional services, and rent and facility costs.

	Three Months Ended October 31,
	2016		2015
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$30,750	33%	$25,672	31%	$5,078	20%
Sales and marketing	25,500	27%	19,291	23%	6,209	32%
General and administrative	14,160	15%	11,110	14%	3,050	27%
Total operating expenses	$70,410	75%	$56,073	68%	$14,337	26%

Includes stock-based compensation of:
Research and development	$4,467		$3,672		$795
Sales and marketing	4,223		3,430		793
General and administrative	4,028		3,254		774
Total	$12,718		$10,356		$2,362

Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $5.1 million increase in research and development expenses during the three months ended October 31, 2016, as compared to the same period a year ago was primarily related to increased compensation and related headcount expenses of $4.8 million which included increased stock-based compensation costs of $0.8 million. Our research and development headcount was 486 at October 31, 2016 compared with 397 at October 31, 2015. The increase in headcount reflects our continued investment in data management and analytics, digital engagement, our early investments in our cloud platform team, and employees from the acquisitions of FirstBest and EagleEye in August 2016 and March 2016, respectively.
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

The $6.2 million increase in sales and marketing expenses during the three months ended October 31, 2016, compared to the same period a year ago was primarily related to the aggregate effect from increased headcount and related expenses, increased commission expenses and marketing expenses. The increase in headcount and related expenses was primarily due to increased compensation and related headcount costs of $4.2 million which included increased costs for stock-based compensation of $0.8 million. The increase in our commission expenses was $0.3 million and was a result of increased expenses for customer orders. The increase in our marketing expenses was $1.8 million and was primarily a result of expenses for our annual Connections User Conference which was held during the three months ended October 31, 2016, as compared to the prior year when the Connections User Conference was held during the three months ended January 31, 2016. Our sales and marketing headcount was 283 at October 31, 2016 compared with 242 at October 31, 2015. The increase in headcount was required to support the growth in our revenue base.
We expect our sales and marketing expenses to continue to increase in absolute dollars as we continue to increase our sales and marketing activities to support our business growth.

General and Administrative
Our general and administrative expenses consist primarily of compensation and benefit expenses, including stock-based awards, as well as professional services and facility costs related to our executive, finance, human resources, information technology, corporate development and legal functions.
The $3.1 million increase in general and administrative expenses during the three months ended October 31, 2016, compared to the same period a year ago was primarily due to the effect from increased expenses for headcount and related costs of $2.1 million and increased expenses of $0.9 million in transaction costs related to the FirstBest acquisition. Our general and administrative headcount was 169 at October 31, 2016 compared with 151 at October 31, 2015. The increase in headcount was required to support the growth of our business and our strategic objectives.
We expect our general and administrative expense to continue to increase in absolute dollars due to increases in personnel costs and infrastructure costs to support the growth of our business.
Other Income (Expense)

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$1,342	$696	$646	93%
Other income (expense), net	$(681)	$217	$(898)	(414)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income increased by $0.6 million during the three months ended October 31, 2016, as compared to the same period a year ago primarily due to higher yields on our cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains (losses) resulting from fluctuations in foreign exchange rates on our receivables and payables denominated in currencies other than the U.S. dollar, mainly British Pound, Euro, Australia and Canadian Dollar, Japanese Yen and Brazilian Real.

Other income (expense), net decreased by $0.9 million during the three months ended October 31, 2016, as compared to the same period a year ago primarily as a result of net currency exchange losses of $0.7 million realized in the current period from transactions denominated in British Pound, Euro, Australia and Canadian Dollar, and Japanese Yen, compared to a net currency exchange gain of $0.2 million realized in the year ago period. The change was due to the U.S. dollar strengthening against these foreign currencies compared to the same period a year ago.

Benefit from Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended October 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	(9,783)	(6,420)	$(3,363)	52%
We recognized income tax benefits of $9.8 million and $6.4 million for the three months ended October 31, 2016 and 2015, respectively. The increase in tax benefits for the three months ended October 31, 2016 was primarily due to an increase in the net loss in the period, as compared to the same period a year ago. Our effective tax rates of 55% for the three months ended October 31, 2016, differ from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for stock-based compensation, research and development credits, domestic manufacturing deduction, the tax rate differences between the United States and foreign countries, and certain non-deductible expenses.
Liquidity and Capital Resources
As of October 31, 2016 and July 31, 2016, we had $686.2 million and $735.8 million of cash, cash equivalents and investments, respectively, and working capital of $505.4 million and $588.6 million, respectively. As of October 31, 2016, approximately $20.7 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In August 2016, we acquired FirstBest, a provider of underwriting management systems and related applications to P&C insurers for total cash consideration of $37.8 million. Net of $4.2 million cash acquired, we utilized $33.6 million of our cash to complete the acquisition.
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

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(12,910)	$(10,890)
Net cash used in investing activities	$(79,797)	$(9,485)
Net cash provided by financing activities	$1,112	$1,064
Cash Flows from Operating Activities
Net cash used in operating activities increased by $2.0 million for the three months ended October 31, 2016, compared to the three months ended October 31, 2015. The increase in operating cash outflow was primarily attributable to a $5.8 million decrease in profitability after excluding the impact of non-cash charges and income such as deferred taxes, stock-based compensation, depreciation and amortization expense, and other non-cash items, partially offset by a $3.7 million decrease in cash used for working capital activity as compared to the same period a year ago, primarily due to timing of payments to vendors and higher cash collections from customers.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $70.3 million for the three months ended October 31, 2016, as compared to the same period a year ago primarily due to increases in outflows of $33.6 million used for the acquisition of FirstBest and an increase of $37.3 million in net outflows resulting from sales and purchases of marketable securities.

Cash Flows from Financing Activities
Net cash provided by financing activities was $1.1 million for the three months ended October 31, 2016 and 2015, respectively. The 2016 inflows were a result of proceeds received from the exercise of stock options.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of October 31, 2016.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of October 31, 2016 and July 31, 2016. Our cash, cash equivalents and investments as of October 31, 2016 and July 31, 2016 were $686.2 million and $735.8 million, respectively, consisted primarily of cash, money market funds, commercial paper, corporate bonds, U. S. agency debt securities, and U.S. government bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended October 31, 2016, we recorded a foreign currency loss of $0.7 million as other expense in our statement of operations due to unfavorable currency exchange rate movement during the fiscal quarter. We expect to continue to experience fluctuations in foreign currency exchange rates. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenues. While the composition of our individual top customers will vary from year to year, in fiscal 2016, 2015 and 2014, our ten largest customers accounted for 27%, 31% and 35% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more anticipated customers in any particular period or fail to identify additional potential customers or an anticipated customer purchases fewer of our products or services, defers or cancels orders, fails to renew its license agreements or terminates its relationship with us, our business, results of operations and financial condition would be harmed. Some of our orders are realized at the end of the quarter or are subject to delayed payment terms. As a result of this concentration and timing, if we are unable to complete one or more substantial sales or achieve any required performance or acceptance criteria in any given quarter, our quarterly results of operations may fluctuate significantly.
Increases in services revenues as a percentage of total revenues or lower services margins could adversely affect our overall gross margins and profitability.
Our services revenues were 34%, 40% and 45% of total revenues for each of fiscal 2016, 2015 and 2014, respectively. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 8%, 12% and 13% for fiscal 2016, 2015 and 2014, respectively, while the gross margin for license revenues was 97% for each of the three fiscal years presented. An increase in the percentage of total revenues represented by services revenues or lower services margins could reduce our overall gross margins and adversely affect our results of operations. These trends can be the result of several factors, some of which are outside of our control, including the rates we charge for our services and the utilization of our personnel, unexpected difficulty in projects which may require additional efforts without commensurate compensation and the extent to which system integrators provide services directly to customers. Any erosion in our services margins or any significant increase in services revenues as a percentage of total revenues at current services margins would adversely affect our gross and operating margins. For example, services margin may erode for a period of time if we hire and train additional services personnel to support the sale of new products, enter into new markets, or introduce innovative software delivery models.
Services margins may also decline if we are required to defer services revenues in connection with an engagement. This may happen if there is a specific product deliverable associated with a broader services engagement. In these situations, we would defer only the direct costs associated with the engagement. Deferring all revenue but only direct costs will reduce margins. In fiscal 2017, for example, we expect to defer a significant amount of revenue and direct costs associated with one project, which would reduce margins during fiscal 2017. The recognition of such deferred revenues in subsequent periods, conversely, may increase services revenues as a percentage of total revenues in future periods.
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

To address the trends of the industry, we will likely offer customers the use of our software products through a cloud-based offering in addition to our on-premises offering. Any such transition requires a considerable investment of technical, financial, legal and sales resources. Such transition will divert our resources and may increase our costs in a given period and such investments may not improve our long term growth and results of operations. The revenue that we would recognize under widely adopted cloud-based licensing models is more likely to be ratable. That transition may reduce license revenue in those periods in which the portion of our revenues attributable to ratable recognition grows. In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including but not limited to: security, reliability, performance, customer preference and public concerns regarding privacy and the enactment of restrictive laws or regulations. We are in the early stages of rearchitecting our existing products and developing new products in an effort to offer customers greater choices on how they would prefer to consume software. We will also be required to develop the associated subscription agreements in connection with this effort. Whether our product development efforts or business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties and risks, including but not limited to: customer demand, impact on our customers, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. It may be difficult, therefore, to accurately determine the impact of such transition on our business on a contemporaneous basis or communicate clearly the appropriate metrics to our investors. If we are unable to successfully establish these new cloud offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be harmed.
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
We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal 2016, 2015 and 2014, 35%, 35% and 31% of our revenues, respectively, were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

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

ITEM 6.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	8-K	3.1	January 22, 2013
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.10	Long-Term Incentive Plan	Filed herewith
10.11	CEO Long-Term Incentive Plan	Filed herewith
10.12	Form of Restricted Stock Unit Award Agreement (Long-Term Incentive Plan under the 2011 Stock Plan)	Filed herewith
10.13	Form of Restricted Stock Unit Award Agreement (CEO Long-Term Incentive Plan under the 2011 Stock Plan)	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	November 30, 2016	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Richard Hart
Richard Hart
Chief Financial Officer (Principal Financial and Accounting Officer)