Form 10-Q
period 2017-01-31
Guidewire Software, Inc.
filed 2017-03-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On January 31, 2017, the registrant had 73,948,384 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•	growth prospects of the property and casualty (“P&C”) insurance industry and our company;

•	trends in our future sales, including seasonality;

•	opportunities for growth by technology leadership;

•	our market strategy in relation to our competitors;

•	competitive attributes of our software application solutions;

•	opportunities to further expand our position outside of the United States;

•	our research and development investment and efforts;

•	benefits to be achieved from our acquisitions;

•	our gross margins and factors that affect gross margins;

•	our provision for tax liabilities and other critical accounting estimates;

•	the anticipated timing of implementation of our services or the completion of other projects;

•	the impact of new accounting standards and any contractual changes we have made in anticipation of such changes;

•	our exposure to market risks, including geographical and political events that may negatively impact our customers; and

•	our ability to satisfy future liquidity requirements.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2017	July 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225,363	$223,582
Short-term investments	357,442	404,655
Accounts receivable	64,626	62,792
Prepaid expenses and other current assets	23,868	16,643
Total current assets	671,299	707,672
Long-term investments	146,125	107,565
Property and equipment, net	11,738	12,955
Intangible assets, net	26,510	14,204
Deferred tax assets, net	41,521	31,364
Goodwill	45,605	30,080
Other assets	9,116	12,338
TOTAL ASSETS	$951,914	$916,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,269	$9,929
Accrued employee compensation	25,762	41,267
Deferred revenues, current	86,572	60,270
Other current liabilities	7,972	7,617
Total current liabilities	128,575	119,083
Deferred revenues, noncurrent	2,774	9,745
Other liabilities	2,866	3,415
Total liabilities	134,215	132,243
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	781,635	742,690
Accumulated other comprehensive loss	(7,890)	(6,593)
Retained earnings	43,947	47,831
Total stockholders’ equity	817,699	783,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$951,914	$916,178
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Revenues:
License and other	$64,075	$53,376	$102,796	$85,716
Maintenance	16,582	14,256	33,114	28,269
Services	34,964	34,497	73,838	70,424
Total revenues	115,621	102,129	209,748	184,409
Cost of revenues:
License and other	2,781	1,577	5,211	2,741
Maintenance	3,079	2,636	6,404	5,111
Services	34,951	30,688	71,215	62,219
Total cost of revenues	40,811	34,901	82,830	70,071
Gross profit:
License and other	61,294	51,799	97,585	82,975
Maintenance	13,503	11,620	26,710	23,158
Services	13	3,809	2,623	8,205
Total gross profit	74,810	67,228	126,918	114,338
Operating expenses:
Research and development	30,025	25,409	60,775	51,081
Sales and marketing	23,520	22,661	49,020	41,952
General and administrative	13,060	11,456	27,220	22,566
Total operating expenses	66,605	59,526	137,015	115,599
Income (loss) from operations	8,205	7,702	(10,097)	(1,261)
Interest income	1,544	758	2,886	1,454
Other income (expense), net	335	(1,182)	(346)	(965)
Income (loss) before income taxes	10,084	7,278	(7,557)	(772)
Provision for (benefit from) income taxes	6,110	6,365	(3,673)	(55)
Net income (loss)	$3,974	$913	$(3,884)	$(717)
Net income (loss) per share:
Basic	$0.05	$0.01	$(0.05)	$(0.01)
Diluted	$0.05	$0.01	$(0.05)	$(0.01)
Shares used in computing net income (loss) per share:
Basic	73,738,810	71,779,496	73,516,140	71,511,198
Diluted	74,793,240	73,402,064	73,516,140	71,511,198

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net income (loss)	3,974	913	(3,884)	(717)
Other comprehensive loss:
Foreign currency translation adjustments	14	(1,128)	(837)	(1,415)
Unrealized losses on available-for-sale securities, net of tax benefit of $141 and $77 for the three months ended January 31, 2017 and 2016, respectively; $275 and $73 for the six months ended January 31, 2017 and 2016, respectively	(205)	(73)	(401)	(123)
Reclassification adjustment for realized losses (gains) included in net loss	(32)	20	(59)	—
Other comprehensive loss	(223)	(1,181)	(1,297)	(1,538)
Comprehensive income (loss)	3,751	(268)	(5,181)	(2,255)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,884)	(717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,383	3,542
Stock-based compensation	36,464	31,692
Excess tax benefit from exercise of stock options and vesting of restricted stock units	—	(566)
Deferred tax assets	(5,617)	(1,703)
Amortization of premium on available-for-sale securities	860	1,838
Other non-cash items affecting net loss	8	23
Changes in operating assets and liabilities:
Accounts receivable	(823)	2,221
Prepaid expenses and other assets	(3,689)	(2,308)
Accounts payable	(1,715)	(1,391)
Accrued employee compensation	(15,084)	(14,964)
Other liabilities	(615)	(121)
Deferred revenues	17,361	9,484
Net cash provided by operating activities	29,649	27,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(291,611)	(341,990)
Sales of available-for-sale securities	298,671	321,507
Purchase of property and equipment	(2,617)	(3,867)
Acquisition of business, net of acquired cash	(33,534)	—
Net cash used in investing activities	(29,091)	(24,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	2,034	3,989
Taxes remitted on RSU awards vested	—	(1,488)
Excess tax benefit from exercise of stock options and vesting of restricted stock units	—	566
Net cash provided by financing activities	2,034	3,067
Effect of foreign exchange rate changes on cash and cash equivalents	(811)	(1,187)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,781	4,560
CASH AND CASH EQUIVALENTS—Beginning of period	223,582	212,362
CASH AND CASH EQUIVALENTS—End of period	225,363	216,922
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	2,256	1,225
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property & equipment	521	393

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
No customer individually accounted for 10% or more of the Company’s revenues for the three and six months ended January 31, 2017 or 2016. No customer individually accounted for 10% or more of the Company’s total accounts receivable as of January 31, 2017 and July 31, 2016.
Revenue Recognition
The Company enters into arrangements to deliver multiple products or services (multiple-elements). For a substantial majority of its sales, the Company applies software revenue recognition rules and allocates the total revenues among elements based on vendor-specific objective evidence (“VSOE”) of fair value of each element. The Company recognizes revenue on a net basis excluding indirect taxes, such as sales tax and value added tax collected from customers and remitted to government authorities.
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
The Company sells some of its products on a subscription basis, and the related revenues are recognized ratably over the contract term.
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

Recent Accounting Pronouncements

Improvements on Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements on Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning August 1, 2017. As required, the Company will make a cumulative-effect adjustment to shareholders' equity as of August 1, 2017 for unrecognized excess tax benefits or tax deficiencies that exist as of that date. In addition, beginning August 1, 2017, excess tax benefits and tax deficiencies will be reflected as income tax benefit or expense in the Company’s consolidated statement of operations and could result in a material impact. The extent of the excess tax benefits or tax deficiencies are subject to variation in our stock price and the timing of RSU vesting and employee stock option exercises.
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
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, deferring the effective date of this standard. As a result, the ASU and related amendments will be effective for the Company for its fiscal year beginning August 1, 2018, including interim periods within that fiscal year. Early adoption is permitted, but not before the original effective date of the ASU, August 1, 2017.
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
The Company will adopt these ASUs (collectively, Topic 606) on August 1, 2018. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (the “Full Retrospective Method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the “Modified Retrospective Method”). The Company currently intends to apply the Modified Retrospective Method.
The Company has evaluated the potential impact of Topic 606 on its revenue recognition policy and practices and has concluded that Topic 606 will impact the pattern of its revenue recognition associated with its software licenses. The Company’s term licenses require payments to be made annually or quarterly in advance and are subject to extended payment terms. Currently, revenues associated with the payment for term software licenses are recognized in the earlier of the period in which the payments are due or actually made. Under Topic 606, the Company will be required to recognize the revenue associated with such payments not when they are made or due, but when control of the software license is transferred to the customer, which occurs at or near the time a contract with a customer is executed. As a result, under Topic 606, all contractually obligated payments under a term license would be recognized upon delivery. In conjunction with its evaluation of this new standard, the Company began revising its contracting practices and amending existing agreements with certain customers primarily by shortening the initial, non-refundable term of its licenses. Since fiscal 2016, a substantial majority of new contracts feature a two-year initial term with subsequent one-year auto renewal options. The Company has engaged with its existing and prospective customers on its new licensing model.
The Company continues to evaluate the other potential impacts that Topic 606 will have on its consolidated financial statements, internal controls, business processes, and information technology systems including, for example, how to account for commission expense.

Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. The standard will be effective for the Company beginning August 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to report changes in cash, cash equivalents, and restricted cash. The standard will be effective for the Company beginning August 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard will be effective for the Company beginning August 1, 2018.
Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Income Tax Consequences of an Intra-Entity Transfer of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The standard will be effective for the Company beginning August 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will be effective for the Company beginning August 1, 2019. The Company is currently evaluating the impact this update will have on its consolidated financial statements.
Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company beginning August 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

2.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following:

	January 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$39,665	$5	$(57)	$39,613
Commercial paper	151,597	4	(19)	151,582
Corporate bonds	273,835	111	(281)	273,665
U.S. government bonds	81,212	2	(141)	81,073
Foreign government bonds	2,419	—	(7)	2,412
Certificates of deposit	29,488	24	(3)	29,509
Money market funds	109,007	—	—	109,007
Total	$687,223	$146	$(508)	$686,861

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$58,070	$30	$(12)	$58,088
Commercial paper	152,317	12	(6)	152,323
Corporate bonds	274,656	321	(38)	274,939
U.S. government bonds	90,593	58	(2)	90,649
Foreign government bonds	2,418	9	—	2,427
Money market funds	114,833	—	—	114,833
Total	$692,887	$430	$(58)	$693,259
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	January 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$24,506	$(57)	$—	$—	$24,506	$(57)
Commercial paper	39,357	(19)	—	—	39,357	(19)
Corporate bonds	178,440	(280)	3,250	(1)	181,690	(281)
U.S. government bonds	71,574	(141)	—	—	71,574	(141)
Foreign government bonds	2,412	(7)	—	—	2,412	(7)
Certificate of deposit	5,488	(3)	—	—	5,488	(3)
Total	$321,777	$(507)	$3,250	$(1)	$325,027	$(508)

As of January 31, 2017, the Company had 129 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at January 31, 2017 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amounts of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not significant.
The following table summarizes the contractual maturities of the Company’s investments measured at fair value as of January 31, 2017:

	Less Than 12 Months	12 to 36 Months	Total
	(in thousands)
U.S. agency securities	$20,986	$18,627	$39,613
Commercial paper	151,582	—	151,582
Corporate bonds	191,637	82,028	273,665
U.S. government bonds	38,015	43,058	81,073
Foreign government bonds	—	2,412	2,412
Money market funds	109,007	—	109,007
Certificates of deposit	29,509	—	29,509
Total	$540,736	$146,125	$686,861

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of January 31, 2017 and July 31, 2016:

	January 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Commercial paper	$—	$74,287	$—	$74,287
Money market funds	109,007	—	—	109,007
Short-term investments:
U.S. agency securities	—	20,987	—	20,987
Commercial paper	—	77,295	—	77,295
U.S. government bonds	—	38,015	—	38,015
Corporate bonds	—	191,636	—	191,636
Certificates of deposit	—	29,509	—	29,509
Long-term investments:
U.S. agency securities	—	18,626	—	18,626
Corporate bonds	—	82,029	—	82,029
U.S. government bonds	—	43,058	—	43,058
Foreign government bonds	—	2,412	—	2,412
Total assets	$109,007	$577,854	$—	$686,861

	July 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Commercial paper	$—	$66,206	$—	$66,206
Money market funds	114,833	—	—	114,833
Short-term investments:
U.S. agency securities	—	51,539	—	51,539
Commercial paper	—	86,117	—	86,117
U. S. government bonds	—	61,565	—	61,565
Corporate bonds	—	205,434	—	205,434
Long-term investments:
U.S. agency securities	—	6,549	—	6,549
Corporate bonds	—	69,505	—	69,505
U.S. government bonds	—	29,084	—	29,084
Foreign government bonds	—	2,427	—	2,427
Total assets	$114,833	$578,426	$—	$693,259

3.	Acquisitions

On August 31, 2016, the Company acquired all of the outstanding equity interests of FirstBest Systems, Inc. (“FirstBest”), a privately-held provider of underwriting management systems and related applications to P&C insurers. Total consideration for the transaction was $37.8 million which included amounts placed into escrow to cover future potential claims. The Company believes that the acquisition will enable the expansion of its insurance platform by providing insurers in the U.S. and Canada writing complex commercial, specialty, and workers’ compensation lines greater support for their risk assessment and decision-making processes. Total acquisition costs of $1.2 million were expensed as incurred and recorded as general and administrative expenses in the accompanying condensed consolidated statement of operations, of which, $0.9 million were expensed as incurred during the six months ended January 31, 2017 and $0.3 million were expensed as incurred in the prior fiscal year.
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
The allocation of the purchase price is preliminary pending the final valuation of intangible assets, certain acquired deferred tax assets and completion of certain statutory tax filing requirements and is therefore subject to potential future measurement period adjustments. Preliminary allocation of the purchase consideration was as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$2,518
Developed technology	8,000	5
Customer contracts and related relationships	6,500	9
Order backlog	900	3
Deferred tax assets, net	4,330
Goodwill	15,525
Total purchase price	$37,773
The goodwill of $15.5 million arising from the acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. None of the goodwill recognized is expected to be deductible for income tax purposes.
The results of FirstBest’s operations since the date of acquisition were included in the Company’s results of operations for the six months ended January 31, 2017, and were not material. The pro forma results of operations have not been presented because the effects of the business combination were not material to the Company’s consolidated results of operations.
In March 2016, the Company purchased all of the outstanding equity interests of EagleEye Analytics, Inc. During the three months ended January 31, 2017, the fair value of all assets acquired and liabilities assumed in the transaction, including acquired deferred tax assets, were finalized and did not result in any additional adjustments to the preliminary purchase price allocation in the current quarter.

4. Balance Sheet Components
Property and Equipment, net
Property and equipment consist of the following:

	January 31, 2017	July 31, 2016
	(in thousands)
Computer hardware	$20,512	$19,257
Software	5,271	5,066
Furniture and fixtures	3,545	3,492
Leasehold improvements	8,339	8,434
Total property and equipment	37,667	36,249
Less accumulated depreciation	(25,929)	(23,294)
Property and equipment, net	$11,738	$12,955
As of January 31, 2017 and July 31, 2016, no property and equipment was pledged as collateral. Depreciation expense was $1.7 million and $1.4 million for the three months ended January 31, 2017 and 2016, respectively, and was $3.3 million and $2.8 million for the six months ended January 31, 2017 and 2016, respectively.
Other Assets
The Company’s equity investment in a privately-held company was accounted for under the cost method of accounting, and reported in long term other assets on the Company’s condensed consolidated balance sheet. The fair value of the investment is not readily available as there is no quoted market prices for the investment. Accordingly, if the Company were to disclose the fair value of the investment, the fair value measurement would be Level 3 in the valuation hierarchy. The Company assesses the investment for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. As of January 31, 2017 and July 31, 2016, the investment with a carrying value of $6.0 million was not impaired.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the period presented:

(in thousands)
Goodwill, July 31, 2016	$30,080
Addition - FirstBest acquisition	15,525
Goodwill, January 31, 2017	$45,605
The Company’s intangible assets are amortized over the estimated useful lives. Intangible assets consist of the following:

	January 31, 2017			July 31, 2016
	(in thousands)
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Acquired technology	$21,900	$7,423	$14,477	$13,900	$5,199	$8,701
Customer contracts and related relationships	11,000	718	10,282	4,500	167	4,333
Partner relationships	200	18	182	200	8	192
Order backlog	2,000	431	1,569	1,100	122	978
Total amortized intangible assets	$35,100	$8,590	$26,510	$19,700	$5,496	$14,204

Amortization expense was $1.7 million and $0.4 million for the three months ended January 31, 2017 and 2016, respectively, and was $3.1 million and $0.7 million for the six months ended January 31, 2017 and 2016, respectively. As of January 31, 2017, the estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2017 (remainder of fiscal year)	$3,313
2018	6,305
2019	5,064
2020	3,986
2021	2,844
Thereafter	4,998
Total	$26,510
Accrued Employee Compensation
Accrued employee compensation expense consists of the following:

	January 31, 2017	July 31, 2016
	(in thousands)
Accrued bonuses	$11,298	$24,872
Accrued commission	1,006	2,571
Accrued vacation	8,966	9,067
Accrued payroll taxes and benefits	4,492	4,757
Total	$25,762	$41,267

Deferred Revenues
Deferred revenues, current and non-current, consist of the following:

	January 31, 2017	July 31, 2016
	(in thousands)
Deferred license and other revenues	$29,864	$19,841
Deferred maintenance revenues	37,076	38,928
Deferred services revenues	22,406	11,246
Total	$89,346	$70,015

Deferred services revenues included $14.9 million and $5.1 million of deferred services revenues related to one customer engagement as of January 31, 2017 and July 31, 2016, respectively.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the six months ended January 31, 2017 were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
	(in thousands)
Balance as of July 31, 2016	$(6,809)	$216	$(6,593)
Other comprehensive gain (loss) before reclassification	(837)	(676)	(1,513)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	(59)	(59)
Tax effect	—	275	275
Balance as of January 31, 2017	$(7,646)	$(244)	$(7,890)
5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Numerator:
Net Income (loss)	$3,974	$913	$(3,884)	$(717)
Net income (loss) per share:
Basic	$0.05	$0.01	$(0.05)	$(0.01)
Diluted	$0.05	$0.01	$(0.05)	$(0.01)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	73,738,810	71,779,496	73,516,140	71,511,198
Weighted average effect of dilutive stock options	602,839	904,867	—	—
Weighted average effect of dilutive restricted stock units	451,591	717,701	—	—
Diluted	74,793,240	73,402,064	73,516,140	71,511,198

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Stock options to purchase common stock	59,323	77,975	1,009,969	1,574,949
Restricted stock units	832,650	283	3,119,079	3,346,340

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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.6 million and $1.4 million for the three months ended January 31, 2017 and 2016, respectively, and was $3.1 million and $2.8 million for the six months ended January 31, 2017 and 2016, respectively.

Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments and prepayments as of January 31, 2017 and July 31, 2016, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.5 million as of January 31, 2017) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of January 31, 2017 or July 31, 2016.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. Although the outcomes of legal proceedings are inherently difficult to predict, the Company is not currently involved in any legal proceeding in which the outcome, in the Company’s judgment based on information currently available, is likely to have a material adverse effect on the Company’s business or financial position. The Company accrues for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. There is no such accrual as of January 31, 2017 or July 31, 2016.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2017 or July 31, 2016. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

7.Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to stock-based awards is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Total cost of stock-based compensation	$18,807	$16,545	$36,911	$31,692
Amount capitalized in deferred cost of services revenues during the period	(220)	—	(447)	—
Amount charged to income	$18,587	$16,545	$36,464	$31,692

Stock-based compensation cost charged to the following expense categories:
Cost of license revenues	$90	$103	$141	$192
Cost of maintenance revenues	436	380	849	719
Cost of services revenues	4,815	4,673	9,510	9,036
Research and development	4,650	3,911	9,117	7,583
Sales and marketing	4,283	3,616	8,506	7,046
General and administrative	4,313	3,862	8,341	7,116
Total stock-based compensation expenses	$18,587	$16,545	$36,464	$31,692

As of January 31, 2017, total unamortized stock-based compensation cost, adjusted for estimated forfeitures, was as follows:

	As of January 31, 2017
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$1,725	1.4
Restricted stock units	138,758	2.5
	$140,483

Restricted Stock Units

A summary of the Company’s RSU, PSU and TSR PSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2016	2,727,724	$50.08	$167,673
Granted	1,219,045	$61.30
Released	(732,214)	$48.19	$41,639
Canceled	(103,554)	$52.27
Balance as of January 31, 2017	3,111,001	$54.85	$162,799
Expected to vest as of January 31, 2017	2,888,757	$54.57	$151,169

(1)
Aggregate intrinsic value at each period end represents the total market value of RSUs at the Company’s closing stock price of $52.33 and $61.47 on January 31, 2017 and July 31, 2016, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released RSUs at date of release.

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
Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2016	1,158,572	$15.45	4.0	$53,316
Granted	—
Exercised	(176,251)	$11.54		$8,121
Canceled	—
Balance as of January 31, 2017	982,321	$16.15	3.5	$35,575
Vested and expected to vest as of January 31, 2017	980,137	$16.08	3.5	$35,566
Exercisable as of January 31, 2017	886,629	$12.77	3.1	$35,096

(1)
Aggregate intrinsic value at each period end represents the difference between the Company's closing stock prices of $52.33 and $61.47 on January 31, 2017 and July 31, 2016, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs

The fair values of our TSR PSUs were estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Expected term (in years)	2.66	*	2.66 - 2.88	*
Risk-free interest rate	1.34%	*	0.89% - 1.34%	*
Expected volatility of the Company	30.2%	*	30.2% - 31.5%	*
Average expected volatility of the peer companies in the index	36.9%	*	36.9% - 37.0%	*
Expected dividend yield	—%	*	—%	*
* There were no TSR PSUs granted during the three and six months ended January 31, 2016.

The number of TSR PSUs that may ultimately vest will vary based on the relative performance of the Company’s total shareholder return rankings relative to the software companies in the S&P Software and Services Select Industry Index for a specified performance period or specified performance periods. The Monte Carlo methodology incorporates into the valuation all possible outcomes, including that the Company’s relative performance may result in no shares vesting. As a result, stock-based compensation expense is recognized regardless of the ultimate achievement of the plan’s performance metrics. The expense will be reversed only in the event that a grantee is terminated prior to satisfying the requisite service period.

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
Common Stock Reserved for Issuance
As of January 31, 2017 and July 31, 2016, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, and 73,948,384 and 73,039,919 shares of common stock were issued and outstanding, respectively. As of January 31, 2017 and July 31, 2016, the Company had reserved shares of common stock for future issuance as follows:

	January 31, 2017	July 31, 2016
Exercise of stock options to purchase common stock	982,321	1,158,572
Vesting of restricted stock units	3,111,001	2,727,724
Shares available under stock plans	19,326,561	16,746,754
Total common stock reserved for issuance	23,419,883	20,633,050
8.Income Taxes
The Company recognized income tax expenses of $6.1 million and $6.4 million for the three months ended January 31, 2017 and 2016, respectively, and recognized income tax benefits of $3.7 million and $0.1 million for the six months ended January 31, 2017 and 2016, respectively. The increase in tax benefits for the six months ended January 31, 2017 was primarily due to an increase in the net loss in the six months ended January 31, 2017, as compared to the same period a year ago. The effective tax rates of 61% and 49% for the three and six months ended January 31, 2017, respectively, differ from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for stock-based compensation, research and development credits, domestic manufacturing deduction, the tax rate differences between the United States and foreign countries, and certain non-deductible expenses.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of January 31, 2017, U.S. income taxes were not provided for on the cumulative total of $32.5 million undistributed earnings from certain foreign subsidiaries. As of January 31, 2017, the unrecognized deferred tax liability for these earnings was approximately $10.5 million.

During the six months ended January 31, 2017, the increase in unrecognized tax benefits from the beginning of the period was $1.5 million. Accordingly, as of January 31, 2017, the Company had unrecognized tax benefits of $4.0 million that, if recognized, would affect the Company’s effective tax rate.
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
The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
United States	$64,506	$62,078	$111,355	$105,185
Canada	14,355	7,091	28,849	16,149
Other Americas	3,872	2,178	9,096	4,627
Total Americas	82,733	71,347	149,300	125,961
United Kingdom	9,574	11,973	17,964	21,660
Other EMEA	8,809	5,303	17,750	12,178
Total EMEA	18,383	17,276	35,714	33,838
Total APAC	14,505	13,506	24,734	24,610
Total revenues	$115,621	$102,129	$209,748	$184,409
No country, other than those presented above, accounted for more than 10% of revenues during the three and six months ended January 31, 2017 and 2016, respectively.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	January 31, 2017	July 31, 2016
	(in thousands)
Americas	$80,531	$53,826
EMEA	3,110	3,085
APAC	212	328
Total	$83,853	$57,239
10.Subsequent Event

On February 16, 2017, pursuant to the Agreement and Plan of Merger entered into on December 18, 2016, the Company acquired ISCS, Inc. (“ISCS”) for approximately $160 million in cash. A portion of the consideration has been placed into an escrow account as partial security to satisfy any potential claims. The Company has also entered into continuing employment arrangements with approximately 184 ISCS professionals. The acquisition will be accounted for as a business combination.  The Company has not yet completed its acquisition accounting for this transaction, and is in the process of evaluating the impact of the business combination on its consolidated financial statements.

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

In preparing for our adoption of the new revenue recognition standard, we have begun revising our contracting practices by shifting our existing customers to a two-year committed term with optional annual renewals. Since fiscal 2016, substantially all of our term-based licenses have been sold with an initial two-year committed term and optional annual renewals. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. We typically invoice our customers annually in advance or, in certain cases, quarterly for both recurring term license and maintenance fees. Our sales and marketing efforts are affected by seasonal variations in which our customer orders are generally higher in the second and fourth quarters of our fiscal year. This seasonal pattern may not be exhibited in each fiscal year. We primarily derive our services revenues from implementation, integration and training services. Our implementation teams assist customers in building implementation plans, defining business rules and requirements unique to each customer, and integrating our software with their existing systems.
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

In February 2017, after the end of the second quarter of fiscal 2017, we completed the acquisition of ISCS, Inc. (“ISCS”), for cash consideration of approximately $160 million. We believe that the acquisition will enhance our ability to serve those P&C insurers that prefer a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality and can be implemented at a lower cost than InsuranceSuite. This platform, which we refer to as InsuranceNow, will be augmented, over time, by the integration of our data and analytics and digital products. The results of ISCS’s operations will be included in our results of operations beginning February 16, 2017, the date of acquisition. Concurrent with the acquisition of ISCS, we also entered into employment arrangements with approximately 184 ISCS professionals. The acquisition will be accounted for as a business combination.  We have not yet completed our acquisition accounting for this transaction, and we are in the process of evaluating the impact of the business combination on our consolidated financial statements. We anticipate that we will realize a significant increase in all of our expenses as a result of this acquisition due to sizable hiring and training requirements during the current fiscal year, which will impact our profitability throughout the remainder of fiscal 2017.
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
In March 2016, we acquired EagleEye Analytics Inc. (“EagleEye”), a provider of cloud-based predictive analytics products specifically designed for P&C insurers for cash consideration of approximately $42 million. The acquisition added Guidewire Predictive Analytics to our product offerings. We believe that, over time, the acquisition will enable our customers to apply predictive analytics to make better decisions across the insurance lifecycle.
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
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, migrating a portion of our business to a more ratable revenue recognition model as we bring to market more cloud-based solutions, and increasing the overall adoption of our products. In response to these and other risks we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing and new markets, and enable us to maintain a persistent, consultative relationship with our existing customers. Our investments in product development are designed to meet the evolving needs of our customers.
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

	Four quarters ended
	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
	(in thousands)
Term license and other revenues	$220,494	$210,278	$208,430	$194,458	$184,647	$173,232	$169,366	$160,114	$157,542
Maintenance revenues	64,776	62,451	59,931	56,103	53,610	51,516	50,024	48,785	47,041
Total four-quarter recurring revenues	$285,270	$272,729	$268,361	$250,561	$238,257	$224,748	$219,390	$208,899	$204,583

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$3,974	$913	$(3,884)	$(717)
Non-GAAP adjustments:
Provision for (benefit from) income taxes	6,110	6,365	(3,673)	(55)
Interest income	(1,544)	(758)	(2,886)	(1,454)
Other expense (income), net	(335)	1,182	346	965
Depreciation and amortization	3,309	1,751	6,383	3,542
Stock-based compensation	18,587	16,545	36,464	31,692
Adjusted EBITDA	$30,101	$25,998	$32,750	$33,973
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash provided by operations was $29.6 million and $27.0 million for the six months ended January 31, 2017 and 2016, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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
Other than stock-based compensation, there were no significant changes in our critical accounting policies and estimates during the six months ended January 31, 2017. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 15, 2016 for a more complete discussion of our critical accounting policies and estimates.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Revenues:
License and other	$64,075	$53,376	$102,796	$85,716
Maintenance	16,582	14,256	33,114	28,269
Services	34,964	34,497	73,838	70,424
Total revenues	115,621	102,129	209,748	184,409
Cost of revenues:
License and other	2,781	1,577	5,211	2,741
Maintenance	3,079	2,636	6,404	5,111
Services	34,951	30,688	71,215	62,219
Total cost of revenues	40,811	34,901	82,830	70,071
Gross profit:
License and other	61,294	51,799	97,585	82,975
Maintenance	13,503	11,620	26,710	23,158
Services	13	3,809	2,623	8,205
Total gross profit	74,810	67,228	126,918	114,338
Operating expenses:
Research and development	30,025	25,409	60,775	51,081
Sales and marketing	23,520	22,661	49,020	41,952
General and administrative	13,060	11,456	27,220	22,566
Total operating expenses	66,605	59,526	137,015	115,599
Income (loss) from operations	8,205	7,702	(10,097)	(1,261)
Interest income	1,544	758	2,886	1,454
Other income (expense), net	335	(1,182)	(346)	(965)
Income (loss) before income taxes	10,084	7,278	(7,557)	(772)
Provision for (benefit from) income taxes	6,110	6,365	(3,673)	(55)
Net income (loss)	$3,974	$913	$(3,884)	$(717)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(percentage of total revenues)
Revenues:
License and other	56%	52%	49%	47%
Maintenance	14%	14%	16%	15%
Services	30%	34%	35%	38%
Total revenues	100%	100%	100%	100%
Cost of revenues:
License	2%	1%	3%	1%
Maintenance	3%	3%	3%	3%
Services	30%	30%	34%	34%
Total cost of revenues	35%	34%	40%	38%
Gross profit:
License	54%	51%	46%	46%
Maintenance	11%	11%	13%	12%
Services	—%	4%	1%	4%
Total gross profit	65%	66%	60%	62%
Operating expenses:
Research and development	26%	25%	29%	28%
Sales and marketing	21%	22%	23%	23%
General and administrative	11%	11%	13%	12%
Total operating expenses	58%	58%	65%	63%
Income (loss) from operations	7%	8%	(5)%	(1)%
Interest income	2%	—%	1%	1%
Other income (expense), net	—%	(1)%	—%	—%
Income (loss) before income taxes	9%	7%	(4)%	—%
Provision for (benefit from) income taxes	5%	6%	(2)%	—%
Net income (loss)	4%	1%	(2)%	—%

Revenues
We derive our revenues from licensing our software applications, providing maintenance support, and professional services.
Our license and other revenues are comprised primarily of term license fees. We also recognize revenue from sales of perpetual licenses and software subscription models. Our term license revenues are primarily generated through annual license fees that recur during the contract term. Since fiscal 2016, a majority of our term based licenses have been sold with a two year committed term and optional annual renewals. In certain cases, when required by a customer, we license our software on a perpetual basis. In addition, certain of term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. We generally price our licenses based on the amount of direct written premiums, or DWP, that will be managed by our solutions. We typically invoice our customers annually in advance or quarterly for both term license and maintenance fees, and we invoice our perpetual license customers either in full at contract signing or on an installment basis and invoice related maintenance fees annually in advance. Our license revenues have generally been recognized when payment is due or cash is received from our customers. Revenues derived from subscription models are recognized ratably at activation or upon completion of the implementation.
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
We will adopt ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” on August 1, 2018. We currently intend to apply the Modified Retrospective Method. We have evaluated the potential impact of Topic 606 on our revenue recognition policy and practices and have concluded that Topic 606 will impact the pattern of our revenue recognition associated with our software licenses.
Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for a description of our accounting policy related to revenue recognition.

	Three Months Ended January 31,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$64,075	56%	$53,376	52%	$10,699	20%
Maintenance	16,582	14%	14,256	14%	2,326	16%
Services	34,964	30%	34,497	34%	467	1%
Total revenues	$115,621	100%	$102,129	100%	$13,492	13%

	Six Months Ended January 31,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$102,796	49%	$85,716	47%	$17,080	20%
Maintenance	33,114	16%	28,269	15%	4,845	17%
Services	73,838	35%	70,424	38%	3,414	5%
Total revenues	$209,748	100%	$184,409	100%	$25,339	14%

License and Other Revenues

License and other revenues increased by $10.7 million and $17.1 million during the three and six months ended January 31, 2017, respectively, as compared to the same periods a year ago. These increases were primarily driven by the continued sale of our products.

	Three Months Ended January 31,
	2017		2016
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$62,868	98%	$52,652	99%	$10,216	19%
Perpetual	1,207	2%	724	1%	483	67%
Total license and other revenues	$64,075	100%	$53,376	100%	$10,699	20%

	Six Months Ended January 31,
	2017		2016
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$97,368	95%	$85,305	100%	$12,063	14%
Perpetual	5,428	5%	411	—%	5,017	*
Total license and other revenues	$102,796	100%	$85,716	100%	$17,080	20%
* Not meaningful

Term license and other revenues increased by $10.2 million during the three months ended January 31, 2017, compared to the same period a year ago, primarily as a result of increases in revenues from new term license orders and, to a lesser extent, ratable revenues recognized from subscription fees, increases due to the aggregate effect of revenue attributable to timing of invoices and corresponding due dates, payments received, and other contractual terms that affect revenue recognition from existing orders.

Term license and other revenues increased by $12.1 million during the six months ended January 31, 2017, compared to the same period a year ago primarily as a result of the net effect from increases in revenues from new term license orders and, to a lesser extent, ratable revenues recognized from subscription fees. This is partially offset by decreases due to the net effect of revenue attributable to timing of invoices and corresponding due dates, payments received, and other contractual terms that affect revenue recognition from existing orders.

Perpetual license revenues increased by $0.5 million and $5.0 million during the three and six months ended January 31, 2017, respectively, as compared to the same periods a year ago. While term license remains our predominant licensing model, revenues from the sale and delivery of perpetual licenses will continue to represent a small percentage of our total license revenues. Nevertheless, we expect perpetual license revenues to remain volatile on a sequential quarter basis due to the large amount of perpetual revenue from a single customer order, whether the customer purchases new licenses or exercises their perpetual buyout rights.
Additionally, our license revenues may fluctuate if our customers pay their annual license fees in advance of the invoice due date which may cause an unexpected increase in revenues in one quarter which can reduce revenue growth rates in future periods. We anticipate that the percentage of revenue attributable to subscription arrangements will increase gradually over time

Maintenance Revenues

Maintenance revenues increased by $2.3 million and $4.8 million during the three and six months ended January 31, 2017, respectively, as compared to the same periods a year ago primarily as a result from the growth of our license revenues and customer base.

We expect that our maintenance revenues will grow as our license revenues and customer base continue to grow.

Services Revenues

Services revenues increased by $0.5 million during the three months ended January 31, 2017, compared to the same period a year ago primarily as a result of a net increase in billings for new and existing customer engagements performed in the current period.

Services revenues increased by $3.4 million during the six months ended January 31, 2017, compared to the same period a year ago primarily as a result from a net increase of $2.0 million in billings for new and existing customer engagements performed in the current period and increases of $1.0 million in revenues attributable to services performed in prior periods for which the recognition of revenue was contingent upon the acceptance of our software.

Services revenues in the three and six months ended January 31, 2017 exclude $5.1 million and $9.8 million, respectively, of services billings deferred in the current periods and associated with our work with a large, national insurer in connection with its implementation of Guidewire InsurancePlatformTM in a cloud-delivered format. As a result, in part, of our agreement to develop new digital portal functionality in conjunction with the implementation, all services revenues and direct services costs, including direct stock-based compensation costs, have been deferred. We currently project that all necessary revenue recognition criteria will be met by the fourth quarter of our current fiscal year and we anticipate that revenues and costs deferred under this contract will begin to be recognized on a ratable basis.

While we continue to expand our network of third-party system integrators with whom our customers can contract for services related to our products, our services revenues may fluctuate as the result of several factors, including the rates we charge for our services and unexpected difficulty in projects as we support the sale of new products, enter into new markets, or introduce different software delivery models. Specifically, we anticipate that, for the foreseeable future, sales of InsuranceNow or InsurancePlatformTM in a cloud-delivered format may result in proportionally greater services revenues.

Deferred Revenues

	As of
	January 31, 2017	July 31, 2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license and other revenues	$29,864	$19,841	$10,023	51%
Deferred maintenance revenues	37,076	38,928	(1,852)	(5)%
Deferred services revenues	22,406	11,246	11,160	99%
Total deferred revenues	$89,346	$70,015	$19,331	28%
The $10.0 million increase in deferred license and other revenues compared to the prior fiscal year end was primarily driven from an aggregate increase of $13.5 million which resulted from several factors, including subscriptions that are recognized on a ratable basis, customer contracts that are being deferred due to the timing of the invoices and the corresponding due dates, or acceptance criteria that have not been met for revenue recognition, partially offset by the recognition of $3.5 million in license revenues from contracts executed in prior periods.
The $1.9 million decrease in deferred maintenance revenues compared to the prior fiscal year end was primarily driven by the recognition of revenues in excess of new billings during the six months ended January 31, 2017, and reflects the seasonal nature of the billings of maintenance revenues.
The $11.2 million increase in deferred services revenues compared to the prior fiscal year end was primarily due to the net effect from an increase of $13.0 million of services billings deferred in the current period, partially offset by the recognition of $1.8 million from prior fiscal year billings which were recognized in the current period upon the fulfillment of certain contractual obligations. The $13.0 million in deferred service billings includes $9.8 million related to an arrangement entered into during fiscal 2016 with a large, national insurer to implement Guidewire InsurancePlatformTM in a cloud-delivered format. Total service revenue deferred for this contract was $14.9 million as of January 31, 2017 and is included in our accompanying condensed consolidated balance sheet. As a result, in part, of our agreement to develop new digital portal functionality in conjunction with the implementation, all license and services revenues have been deferred. We currently project that all necessary revenue recognition criteria will be met by the fourth quarter of fiscal 2017 and we anticipate that revenues and costs deferred under this contract will begin to be recognized on a ratable basis. As a result, we believe that deferred revenues will decrease over time as such revenues are recognized. This decrease may be partially offset by revenues associated with InsuranceNow subscriptions which will be deferred until project completion.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues represent an incomplete measures of the strength of our business and are not necessarily indicative of our future performance.
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

	Three Months Ended January 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$2,781	$1,577	$1,204	76%
Maintenance	3,079	2,636	443	17%
Services	34,951	30,688	4,263	14%
Total cost of revenues	$40,811	$34,901	$5,910	17%

Includes stock-based awards of:
Cost of license and other revenues	$90	$103	$(13)
Cost of maintenance revenues	436	380	56
Cost of services revenues	4,815	4,673	142
Total	$5,341	$5,156	$185

	Six Months Ended January 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$5,211	$2,741	$2,470	90%
Maintenance	6,404	5,111	1,293	25%
Services	71,215	62,219	8,996	14%
Total cost of revenues	$82,830	$70,071	$12,759	18%

Includes stock-based compensation of:
Cost of license revenues	$141	$192	$(51)
Cost of maintenance revenues	849	719	130
Cost of services revenues	9,510	9,036	474
Total	$10,500	$9,947	$553
The $5.9 million increase in cost of revenues during the three months ended January 31, 2017, compared to the same period a year ago, was primarily driven by increases in the costs of license revenues of $1.2 million, cost of maintenance revenues of $0.4 million and cost of service revenues of $4.3 million. The increase in our cost of license revenues was primarily attributable to an increase in the costs from the amortization of intangible assets of $0.8 million, and to a lesser extent, increased compensation and headcount related expenses. The increase in our cost of maintenance revenues was primarily attributable to increased compensation and headcount related expenses. The increase in our cost of services revenues was primarily a result of increased compensation and headcount related expenses of $5.5 million, increases in the costs of third-party consultants and billable expenses of $1.4 million, partially offset by an increase in the deferral of implementation costs amounting to $2.9 million which were primarily related to an arrangement with a large national insurer to implement Guidewire InsurancePlatformTM in a cloud-delivered format.
We had 610 professional service employees and 75 technical support and licensing operations employees at January 31, 2017 compared with 509 professional services employees and 62 technical support and licensing operations employees at January 31, 2016. The increase in hiring was driven by a goal of minimizing capacity constraints in the Americas. These figures exclude 123 professional service, technical support and licensing operations employees hired on a permanent basis as part of the ISCS acquisition that we completed on February 16, 2017.
The $12.8 million increase in cost of revenues during the six months ended January 31, 2017, compared to the same period a year ago was primarily driven by increases in the costs incurred from costs of license revenues of $2.5 million, cost of maintenance revenues of $1.3 million and costs of service revenues of $9.0 million. The increase in our cost of license revenues was primarily attributable to an increase in the costs from the amortization of intangible assets of $1.5 million, and to a lesser extent, increased compensation and headcount related expenses of $0.7 million. The increase in our cost of maintenance revenues was primarily attributable to increased costs for headcount and consulting expenses. The increase in our cost of services revenues was primarily a result of the net effect from increases in the compensation costs and headcount related expenses of $10.2 million, increases in the costs of third-party consultants and billable expenses of $3.1 million, partially offset by an increase in the deferral of implementation costs amounting to $4.6 million which were primarily related to an arrangement with a large national insurer to implement Guidewire InsurancePlatformTM in a cloud-delivered format.
Services costs in the three and six months ended January 31, 2017 exclude $2.6 million and $4.9 million, respectively, of direct costs which we have incurred through our work with a large, national insurer to implement Guidewire InsurancePlatformTM in a cloud-delivered format. We anticipate that costs deferred under this contract will begin to be recognized on a ratable basis by the fourth quarter of our current fiscal year.

	Three Months Ended January 31,
	2017		2016		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and other	$61,294	96%	$51,799	97%	$9,495	18%
Maintenance	13,503	81%	11,620	82%	1,883	16%
Services	13	—%	3,809	11%	(3,796)	(100)%
Total gross profit	$74,810	65%	$67,228	66%	$7,582	11%

	Six Months Ended January 31,
	2017		2016		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and other	$97,585	95%	$82,975	97%	$14,610	18%
Maintenance	26,710	81%	23,158	82%	3,552	15%
Services	2,623	4%	8,205	12%	(5,582)	(68)%
Total gross profit	$126,918	60%	$114,338	62%	$12,580	11%
Gross profit margin decreased to 65% and 60% for the three and six months ended January 31, 2017, respectively, as compared with 66% and 62% for the same periods a year ago. The decreases in our gross margin were primarily a result of the net effect from increased costs incurred by our service organization related to increases in the costs of our headcount and headcount related expenses including the costs associated with new employees added from our recent acquisitions of FirstBest and EagleEye completed in August 2016 and March 2016, respectively. These increases were partially offset by the contribution to our margin from increases in our license and maintenance revenues as a percent of total revenues. License and maintenance revenues yield a higher gross margin than our revenues from professional services.
In addition, deferring revenue and direct costs incurred through our work implementing a cloud-delivered solution for a large, national insurer, have also negatively impacted service gross margins. We anticipate that our services margin will remain impacted for fiscal 2017 as we continue to recognize the effect of such deferral. We believe this impact will be limited to fiscal 2017 as the recognition of deferred amounts and the potential increase in sales of newly acquired products may increase services margins in fiscal 2018. We believe any such potential increase in service margins may be offset, in part, by lower margins from services revenues associated with the implementation of newly acquired products.
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

	Three Months Ended January 31,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$30,025	26%	$25,409	25%	$4,616	18%
Sales and marketing	23,520	21%	22,661	22%	859	4%
General and administrative	13,060	11%	11,456	11%	1,604	14%
Total operating expenses	$66,605	58%	$59,526	58%	$7,079	12%

Includes stock-based compensation of:
Research and development	$4,650		$3,911		$739
Sales and marketing	4,283		3,616		667
General and administrative	4,313		3,862		451
Total	$13,246		$11,389		$1,857

	Six Months Ended January 31,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$60,775	29%	$51,081	28%	$9,694	19%
Sales and marketing	49,020	23%	41,952	23%	7,068	17%
General and administrative	27,220	13%	22,566	12%	4,654	21%
Total operating expenses	$137,015	65%	$115,599	63%	$21,416	19%

Includes stock-based compensation of:
Research and development	$9,117		$7,583		$1,534
Sales and marketing	8,506		7,046		1,460
General and administrative	8,341		7,116		1,225
Total	$25,964		$21,745		$4,219

Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $4.6 million increase in research and development expenses during the three months ended January 31, 2017, as compared to the same quarter a year ago was primarily related to increased compensation and related headcount expenses of $4.8 million which included increased stock-based compensation costs of $0.7 million. Our research and development headcount was 495 at January 31, 2017 compared with 415 at January 31, 2016. The increase in headcount reflects our continued investment in data management and analytics, digital engagement, our early investments in our cloud platform team, and employees from the acquisitions of FirstBest and EagleEye in August 2016 and March 2016, respectively. These figures exclude 48 research and development professionals hired on a permanent basis as part of the acquisition of ISCS in February 2017.
The $9.7 million increase in research and development expenses during the six months ended January 31, 2017, as compared to the same period a year ago was primarily related to increased compensation and related headcount expenses of$9.6 million which included increased stock-based compensation costs of $1.5 million.

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
The $0.9 million increase in sales and marketing expenses during the three months ended January 31, 2017, compared to the same quarter a year ago was primarily related to increased compensation and headcount related expenses partially offset by lower marketing expenses. The decrease in marketing expense was primarily due to the timing of our Connections User Conference which was held during our first quarter of fiscal 2017 as compared to the second quarter of fiscal 2016. Our sales and marketing headcount was 285 at January 31, 2017 compared with 244 at January 31, 2016. The increase in headcount was required to support the growth in our revenue base.
The $7.1 million increase in sales and marketing expenses during the six months ended January 31, 2017, compared to the same period a year ago, was primarily related to increased compensation and headcount related expenses.
We expect our sales and marketing expenses to continue to increase as we continue to invest in sales and marketing activities to support our business growth.

General and Administrative
Our general and administrative expenses consist primarily of compensation and benefit expenses, including stock-based awards, as well as professional services and facility costs related to our executive, finance, human resources, information technology, corporate development and legal functions.
The $1.6 million increase in general and administrative expenses during the three months ended January 31, 2017, compared to the same quarter a year ago was primarily due to increases in compensation and headcount related costs of $1.6 million. Our general and administrative headcount was 175 at January 31, 2017 compared with 152 at January 31, 2016. The increase in headcount was required to support the growth of our business and our strategic objectives.
The $4.7 million increase in general and administrative expenses during the six months ended January 31, 2017, compared to the same period a year ago, was primarily due to increases in compensation and headcount related costs of $3.0 million and transaction costs of $1.7 million incurred in connection with our acquisitions of FirstBest in August 2016 and ISCS in February 2017.
We expect our general and administrative expense to continue to increase in absolute dollars due to increases in personnel costs and infrastructure costs to support the growth of our business.
Other Income (Expense)

	Three Months Ended January 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$1,544	$758	$786	104%
Other income (expense), net	$335	$(1,182)	$1,517	(128)%

	Six Months Ended January 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$2,886	$1,454	$1,432	98%
Other income (expense), net	$(346)	$(965)	$619	(64)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income increased by $0.8 million and $1.4 million during the three and six months ended January 31, 2017, respectively, as compared to the same periods a year ago primarily due to higher yields on our cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains (losses) resulting from fluctuations in foreign exchange rates on our receivables and payables denominated in currencies other than the U.S. dollar, mainly British Pound, Euro, Australia and Canadian Dollar, Japanese Yen and Brazilian Real.

Other income (expense), net increased by $1.5 million during the three months ended January 31, 2017, as compared to the year ago quarter. In the year ago quarter, we realized net currency exchange losses of $1.2 million resulting from unfavorable exchange rate movements for transactions denominated in British Pound, Euro, Canadian Dollar, and Brazilian Real.

Other income (expense), net increased by $0.6 million during the six months ended January 31, 2017, as compared to the year ago period. In the year ago period, we realized net currency exchange losses of $1.0 million realized in the year ago period.
Provision for (Benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended January 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	6,110	6,365	$(255)	(4)%

	Six Months Ended January 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	(3,673)	(55)	$(3,618)	6,578%

We recognized income tax expenses of $6.1 million and $6.4 million for the three months ended January 31, 2017, respectively, and recognized income tax benefits of $3.7 million and $0.1 million for the six months ended January 31, 2017, respectively. The change for the six months ended January 31, 2017 was primarily due to an increase in the net loss, as compared to the same period a year ago. Our effective tax rates of 61% and 49% for the three and six months ended January 31, 2017, respectively, differ from the statutory U.S. federal income tax rate of 35% mainly due to incentive stock options tax deductions, permanent differences for stock-based compensation, the impact of state income taxes, the tax rate differences between the United States and foreign countries, and research and development credits.
Liquidity and Capital Resources
As of January 31, 2017 and July 31, 2016, we had $728.9 million and $735.8 million of cash, cash equivalents and investments, respectively, and working capital of $542.7 million and $588.6 million, respectively. As of January 31, 2017, approximately $23.8 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In February 2017, after the end of the second quarter of fiscal 2017, we completed the acquisition of ISCS, Inc. for cash consideration of approximately $160 million. A portion of the consideration has been placed into an escrow account as partial security to satisfy any potential claims.
In August 2016, we acquired FirstBest, a provider of underwriting management systems and related applications to P&C insurers for total cash consideration of $37.8 million. Net of $4.2 million cash acquired, we utilized $33.5 million of our cash to complete the acquisition.

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

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended January 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$29,649	$27,030
Net cash used in investing activities	$(29,091)	$(24,350)
Net cash provided by financing activities	$2,034	$3,067
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $2.6 million for the six months ended January 31, 2017, compared to the six months ended January 31, 2016. The increase in operating cash inflow was primarily attributable to a $2.5 million increase in cash provided by working capital activity as compared to the same period a year ago, primarily due to an increase in deferred revenues, partially offset by decreases in cash collections from customers and payments to vendors.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $4.7 million for the six months ended January 31, 2017, as compared to the same period a year ago primarily due to increases in outflows of $33.5 million used for the acquisition of FirstBest, offset by an increase of $27.5 million in net inflows resulting from sales and purchases of marketable securities and a decrease of $1.3 million in purchases of properties and equipment.

Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $1.0 million for the six months ended January 31, 2017, as compared to the same period a year ago primarily due to fewer options exercised during the current period.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of January 31, 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of January 31, 2017 and July 31, 2016. Our cash, cash equivalents and investments as of January 31, 2017 and July 31, 2016 were $728.9 million and $735.8 million, respectively, consisted primarily of cash, money market funds, commercial paper, corporate bonds, U. S. agency debt securities, and U.S. government bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended January 31, 2017, we recorded a foreign currency loss of $0.3 million as other expense in our statement of operations due to unfavorable currency exchange rate movement during the six months period. We expect to continue to experience fluctuations in foreign currency exchange rates. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Our business strategy includes the potential acquisitions of the shares or assets of companies with complementary software, technologies or businesses or alliances with such companies. For example, in March 2016, we acquired EagleEye Analytics Inc., a provider of cloud-based predictive analytics products designed for property and casualty insurers, in August 2016, we acquired FirstBest Systems, Inc., a provider of an underwriting management system for property and casualty insurers and in February 2017, we acquired ISCS, Inc., a provider of a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality and can be implemented at a lower cost than InsuranceSuite. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to: assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies; retain key personnel necessary to favorably execute the combined companies business plan; retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, if we have not established vendor-specific objective evidence (“VSOE”) for the undelivered elements in the arrangement. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with sales of existing products. A delay in the recognition of revenues from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins and may reduce the benefits of such acquisitions or alliances.
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
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our products may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities. Our software and cloud services involve the storage and transmission of data, including in some cases, personal data, and security breaches could result in the loss of this information, litigation, breach of contract, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures could be breached. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their term licenses, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.
Privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.
Our current and predominant business model does not significantly collect and transfer personal information from our customers to us, however, a limited number of our product solutions may collect, process, store, and use transaction-level data aggregated across insurers using our common data model. We anticipate that over time we may expand the use and collection of personal information as greater amounts of such personal information may be transferred from our customers to us and we recognize that personal privacy has become a significant issue in the United States, Europe, and many other jurisdictions where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information.
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
However, on July 12, 2016, the EU Commission formally adopted a new mechanism for the transfer of personal data from the European Union ( the “EU”) to the United States, branded the “EU-US Privacy Shield” (“Privacy Shield”). We are currently certified with the U.S. Department of Commerce (“DOC”) to comply with the framework’s terms for the limited amount of personal information we collect through our website and customer and/or partner portals. While the EU Commission and the U.S. have formally adopted the Privacy Shield, we will continue to face uncertainty to the limited extent we may transfer any Personal Data and as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we could face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
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
The Directive will be replaced in time with the pending European General Data Protection Regulation in May 2018, which may impose additional obligations and risk upon our business as we may expand our business model to include greater collection and transfer of personal information from our EEA customers to Guidewire. The pending European General Data Protection Regulation may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes to our expanding business operations, all of which may adversely affect our revenues and our business overall.
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
Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly our management team, including Marcus Ryu, one of our co-founders and our current president and chief executive officer, sales and marketing personnel, professional services personnel and software engineers. Our inability to attract and retain qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations and financial condition. U.S. immigration policy is being reviewed at this time, which may or may not result in significant changes.  If future changes do restrict our access to highly-specialized development engineers, our business could be adversely impacted.
Each of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business.
We face competition for qualified individuals, who are in high demand, from numerous software and other technology companies. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, and we face significant competition in all of our domestic and foreign development centers. Often, significant amounts of time and resources are required to train technical, sales and other personnel. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.
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

ITEM 6.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger, by and among Guidewire Software, Inc., Igloo Acquisition Sub, Inc., Power Management Group, Inc., ISCS, Inc., Andrew Scurto and Timothy Shelton dated December 18, 2016.	8-K	2.1	December 19, 2016
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	8-K	3.1	January 22, 2013
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.10	Long-Term Incentive Plan	10-Q	10.10	November 30, 2016
10.11	CEO Long-Term Incentive Plan	10-Q	10.11	November 30, 2016
10.12	Form of Restricted Stock Unit Award Agreement (Long-Term Incentive Plan under the 2011 Stock Plan)	10-Q	10.12	November 30, 2016
10.13	Form of Restricted Stock Unit Award Agreement (CEO Long-Term Incentive Plan under the 2011 Stock Plan)	10-Q	10.13	November 30, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	March 2, 2017	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Richard Hart
Richard Hart
Chief Financial Officer (Principal Financial and Accounting Officer)