Form 10-Q
period 2017-04-30
Guidewire Software, Inc.
filed 2017-06-02
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On April 30, 2017, the registrant had 74,378,533 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2017	July 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,166	$223,582
Short-term investments	297,307	404,655
Accounts receivable	94,955	62,792
Prepaid expenses and other current assets	30,743	16,643
Total current assets	603,171	707,672
Long-term investments	113,913	107,565
Property and equipment, net	11,896	12,955
Intangible assets, net	76,091	14,204
Deferred tax assets, net	42,960	31,364
Goodwill	142,027	30,080
Other assets	13,156	12,338
TOTAL ASSETS	$1,003,214	$916,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,768	$9,929
Accrued employee compensation	37,451	41,267
Deferred revenues, current	104,335	60,270
Other current liabilities	10,511	7,617
Total current liabilities	164,065	119,083
Deferred revenues, noncurrent	2,848	9,745
Other liabilities	2,393	3,415
Total liabilities	169,306	132,243
STOCKHOLDERS’ EQUITY:
Common stock	7	7
Additional paid-in capital	799,491	742,690
Accumulated other comprehensive loss	(7,718)	(6,593)
Retained earnings	42,128	47,831
Total stockholders’ equity	833,908	783,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,003,214	$916,178
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Revenues:
License and other	$58,971	$45,796	$161,767	$131,512
Maintenance	16,858	14,676	49,972	42,945
Services	47,607	38,388	121,445	108,812
Total revenues	123,436	98,860	333,184	283,269
Cost of revenues:
License and other	5,208	2,137	10,419	4,878
Maintenance	3,480	3,034	9,884	8,145
Services	42,780	33,836	113,995	96,055
Total cost of revenues	51,468	39,007	134,298	109,078
Gross profit:
License and other	53,763	43,659	151,348	126,634
Maintenance	13,378	11,642	40,088	34,800
Services	4,827	4,552	7,450	12,757
Total gross profit	71,968	59,853	198,886	174,191
Operating expenses:
Research and development	34,090	29,273	94,865	80,354
Sales and marketing	28,788	22,908	77,808	64,860
General and administrative	13,429	13,449	40,649	36,015
Total operating expenses	76,307	65,630	213,322	181,229
Loss from operations	(4,339)	(5,777)	(14,436)	(7,038)
Interest income	1,394	2,211	4,280	3,665
Other income (expense), net	11	804	(335)	(161)
Loss before income taxes	(2,934)	(2,762)	(10,491)	(3,534)
Benefit from income taxes	(1,115)	(2,358)	(4,788)	(2,413)
Net loss	$(1,819)	$(404)	$(5,703)	$(1,121)
Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.08)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.08)	$(0.02)
Shares used in computing net loss per share:
Basic	74,175,603	72,297,934	73,731,132	71,769,613
Diluted	74,175,603	72,297,934	73,731,132	71,769,613

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net loss	(1,819)	(404)	(5,703)	(1,121)
Other comprehensive income (loss):
Foreign currency translation adjustments	183	1,754	(654)	339
Unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $14 and $(202) for the three months ended April 30, 2017 and 2016, respectively; $289 and $(129) for the nine months ended April 30, 2017 and 2016, respectively	49	336	(352)	213
Reclassification adjustment for realized losses (gains) included in net income (loss)	(60)	4	(119)	4
Other comprehensive income (loss)	172	2,094	(1,125)	556
Comprehensive income (loss)	(1,647)	1,690	(6,828)	(565)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,703)	(1,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,208	5,835
Stock-based compensation	53,661	47,885
(Excess tax benefit) shortfall from exercise of stock options and vesting of restricted stock units	962	(566)
Deferred income tax	(6,779)	(4,767)
Amortization of premium on available-for-sale securities	1,174	2,672
Other non-cash items affecting net loss	27	(954)
Changes in operating assets and liabilities:
Accounts receivable	(25,745)	1,568
Prepaid expenses and other assets	(7,172)	(4,977)
Accounts payable	546	(691)
Accrued employee compensation	(3,589)	(8,095)
Other liabilities	(1,085)	(556)
Deferred revenues	33,032	14,408
Net cash provided by operating activities	51,537	50,641
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(343,761)	(492,474)
Sales of available-for-sale securities	442,830	474,297
Purchases of property and equipment	(3,236)	(5,243)
Capitalized software development costs	(374)	—
Strategic investment	(4,677)	—
Acquisitions of business, net of acquired cash	(187,590)	(39,530)
Net cash used in investing activities	(96,808)	(62,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	3,419	5,421
Taxes remitted on RSU awards vested	—	(1,488)
Excess tax benefit (shortfall) from exercise of stock options and vesting of restricted stock units	(962)	566
Net cash provided by financing activities	2,457	4,499
Effect of foreign exchange rate changes on cash and cash equivalents	(602)	53
NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,416)	(7,757)
CASH AND CASH EQUIVALENTS—Beginning of period	223,582	212,362
CASH AND CASH EQUIVALENTS—End of period	180,166	204,605
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	2,487	3,219
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property & equipment	569	802

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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. The stock-based compensation policy includes updates that address awards with market conditions granted in the first quarter of fiscal 2017. There have been no other changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements for the fiscal year ended July 31, 2016 included in the Company’s Annual Report on Form 10-K.
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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents primarily consist of commercial paper and money market funds.
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
One customer individually accounted for 10% or more of the Company’s revenues for the three months ended April 30, 2017. No customer individually accounted for 10% or more of the Company’s revenues for the nine months ended April 30, 2017, or for the three and nine months ended April 30, 2016. One customer individually accounted for 10% or more of the Company’s total accounts receivable as of April 30, 2017. No customer individually accounted for 10% or more of the Company’s total accounts receivable as of July 31, 2016.
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
The Company sells some of its products on a subscription basis, and the related revenues are recognized ratably over the term of the arrangement typically upon provisioning the products.
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
Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure the stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of estimated forfeitures. To date, the Company has granted stock options, time-based restricted stock units (“RSUs”), performance-based restricted stock units

(“PSUs”), and beginning in the first quarter of fiscal 2017, restricted stock units that may be earned subject to the Company’s total shareholder return ranking relative to the software companies in the S&P Software and Services Select Industry Index for a specified performance period or specified performance periods, service periods, and in select cases, subject to certain performance conditions (“TSR PSUs”).
The fair value of the Company’s RSUs and PSUs equals the market value of the Company’s common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of four years. The Company recognizes compensation expense for awards which contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards that contain either a performance condition, market conditions, or both using the graded vesting method.
The fair value of the Company’s TSR PSUs are estimated at the grant date using a Monte Carlo simulation method. The assumptions utilized in this simulation require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense. Compensation expense associated with these TSR PSUs will be recognized over the vesting period regardless of whether the market condition is ultimately satisfied, however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense will fluctuate depending on the achievement of the performance conditions. All TSR PSUs will vest at the end of a three-year period.
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

Recent Accounting Pronouncements

Improvements on Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements on Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning August 1, 2017. As required, the Company will make a cumulative-effect adjustment to shareholders' equity as of August 1, 2017 for unrecognized excess tax benefits or tax deficiencies that exist as of that date. In addition, beginning August 1, 2017, excess tax benefits and tax deficiencies will be reflected as income tax benefit or expense in the Company’s consolidated statement of operations, the impact of which could result in material earnings volatility. The extent of the excess tax benefits or tax deficiencies that will impact future earnings are subject to variation in our stock price and the timing of RSU vesting and employee stock option exercises.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), deferring the effective date of this standard. As a result, the ASU and related amendments will be effective for the Company for its fiscal year beginning August 1, 2018, including interim periods within that fiscal year. Early adoption is permitted, but not before the original effective date of the ASU, August 1, 2017.
Subsequently, the FASB issued ASU No. 2016-08, Principal Versus Agent Consideration (or Reporting Revenue Gross versus Net) (“ASU 2016-08”) in March 2016, ASU No. 2016-10, Identifying Performance Obligations and Licensing in April 2016, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients in May 2016. These amendments clarified certain aspects of Topic 606 and have the same effective date as ASU 2014-09.
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
The Company continues to evaluate the other potential impacts that Topic 606 will have on its consolidated financial statements, internal controls, business processes, and information technology systems including, for example, how to account for commission expense and revenue models acquired from recent acquisitions.
Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides a more robust framework to use in determining when a set of assets and activities is a business. The standard will be effective for the Company beginning August 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to report changes in cash, cash equivalents, and restricted cash. The standard will be effective for the Company beginning August 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard will be effective for the Company beginning August 1, 2018.
Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Income Tax Consequences of an Intra-Entity Transfer of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The standard will be effective for the Company beginning August 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718) (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning August 1, 2018. The Company is currently evaluating the impact this update will have on its consolidated financial statements.
Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will be effective for the Company beginning August 1, 2019. The Company is currently evaluating the impact this update will have on its consolidated financial statements.
Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company beginning August 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

2.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following:

	April 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$26,675	$—	$(72)	$26,603
Commercial paper	94,741	1	(15)	94,727
Corporate bonds	254,149	89	(198)	254,040
U.S. government bonds	77,198	—	(213)	76,985
Foreign government bonds	2,419	—	(6)	2,413
Certificates of deposit	31,997	28	(2)	32,023
Money market funds	38,887	—	—	38,887
Total	$526,066	$118	$(506)	$525,678

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$58,070	$30	$(12)	$58,088
Commercial paper	152,317	12	(6)	152,323
Corporate bonds	274,656	321	(38)	274,939
U.S. government bonds	90,593	58	(2)	90,649
Foreign government bonds	2,418	9	—	2,427
Money market funds	114,833	—	—	114,833
Total	$692,887	$430	$(58)	$693,259
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	April 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$25,601	$(72)	$—	$—	$25,601	$(72)
Commercial paper	40,446	(15)	—	—	40,446	(15)
Corporate bonds	168,499	(198)	—	—	168,499	(198)
U.S. government bonds	76,986	(213)	—	—	76,986	(213)
Foreign government bonds	2,413	(6)	—	—	2,413	(6)
Certificate of deposit	5,996	(2)	—	—	5,996	(2)
Total	$319,941	$(506)	$—	$—	$319,941	$(506)

As of April 30, 2017, the Company had 124 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at April 30, 2017 to be an other-than-temporary impairment, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amounts of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not significant.
The following table summarizes the contractual maturities of the Company’s investments measured at fair value as of April 30, 2017:

	Less Than 12 Months	12 to 36 Months	Total
	(in thousands)
U.S. agency securities	$12,077	$14,526	$26,603
Commercial paper	94,727	—	94,727
Corporate bonds	183,424	70,616	254,040
U.S. government bonds	52,127	24,858	76,985
Foreign government bonds	—	2,413	2,413
Money market funds	38,887	—	38,887
Certificates of deposit	30,523	1,500	32,023
Total	$411,765	$113,913	$525,678

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of April 30, 2017 and July 31, 2016:

	April 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Corporate bonds	$—	$4,200	$—	$4,200
Commercial paper	$—	$71,371	$—	$71,371
Money market funds	38,887	—	—	38,887
Short-term investments:
U.S. agency securities	—	12,077	—	12,077
Commercial paper	—	23,356	—	23,356
U.S. government bonds	—	52,127	—	52,127
Corporate bonds	—	179,224	—	179,224
Certificates of deposit	—	30,523	—	30,523
Long-term investments:
U.S. agency securities	—	14,526	—	14,526
Certificates of deposit	—	1,500	—	1,500
Corporate bonds	—	70,616	—	70,616
U.S. government bonds	—	24,858	—	24,858
Foreign government bonds	—	2,413	—	2,413
Total assets	$38,887	$486,791	$—	$525,678

	July 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Commercial paper	$—	$66,206	$—	$66,206
Money market funds	114,833	—	—	114,833
Short-term investments:
U.S. agency securities	—	51,539	—	51,539
Commercial paper	—	86,117	—	86,117
U. S. government bonds	—	61,565	—	61,565
Corporate bonds	—	205,434	—	205,434
Long-term investments:
U.S. agency securities	—	6,549	—	6,549
Corporate bonds	—	69,505	—	69,505
U.S. government bonds	—	29,084	—	29,084
Foreign government bonds	—	2,427	—	2,427
Total assets	$114,833	$578,426	$—	$693,259

3.	Acquisitions

ISCS Acquisition

On February 16, 2017, pursuant to the Agreement and Plan of Merger entered into on December 18, 2016, the Company completed its acquisition of ISCS, Inc., a privately-held company that provides a cloud-based, all-in-one system for policy administration, billing and claims management to P&C insurers (“ISCS Acquisition”). The gross purchase price of the ISCS Acquisition was $160 million, subject to certain preliminary adjustments including a net working capital adjustment, which resulted in cash consideration paid of $154.9 million. A portion of the consideration has been placed into an escrow account as partial security to satisfy any potential claims, including the indemnification liability for state sales taxes. The ISCS Acquisition is intended to enhance the Company's ability to serve those P&C insurers that prefer a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality. Total acquisition costs of $1.1 million were expensed as incurred and recorded as general and administrative expenses in the accompanying condensed consolidated statement of operations.

In connection with the ISCS Acquisition, we recorded an indemnification asset of $1.6 million, which represents the selling security holders’ obligation under the Agreement and Plan of Merger to indemnify the Company for unpaid state sales taxes. The indemnification asset was recognized on the same basis as the corresponding liability, which is based on its estimated fair value as of the date of acquisition.
The ISCS Acquisition was accounted for as a business combination. As part of the preliminary purchase price allocation, the Company determined that ISCS’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, and order backlog. The Company utilized the discounted cash flow methodology and the profit allocation methodology under the income approach to estimate the fair values of the intangible assets. The Company is amortizing the acquired intangible assets over their estimated useful lives. The Company used the cost build-up approach to estimate the fair value of deferred revenue by estimating the costs related to fulfilling the obligation plus an additional markup for an assumed operating margin to reflect the profit a third party would expect to make on the costs incurred. These fair value measurements were based on significant inputs that were not observable in the market and thus represent a Level 3 measurement. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed preliminary forecasts based on a number of factors including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, in addition to royalty and long-term sustainable growth rates based on market analysis.
The allocation of the purchase price is preliminary pending the final valuation of intangibles and liabilities assumed, and is therefore subject to potential future measurement period adjustments. The finalization of the valuation will occur no later than the third quarter of fiscal 2018. The preliminary allocation of the purchase price was as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$4,460
Developed technology	43,300	4
Customer contracts and related relationships	7,000	9
Order backlog	3,500	4
Deferred tax assets	171
Goodwill	96,501
Total preliminary purchase price	$154,932
The goodwill of $96.5 million arising from the ISCS Acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. The goodwill recognized is deductible for income tax purposes.
ISCS’s post-acquisition results of operations were included in the Company’s results of operations. Since the acquisition date, total revenue of ISCS for the period from February 16, 2017 through April 30, 2017 was $7.4 million. Net loss for ISCS for the period from February 16, 2017 through April 30, 2017 was $2.0 million.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated results of the Company and ISCS for the three and nine months ended April 30, 2017 and 2016, after giving effect to the ISCS Acquisition as if it had occurred on August 1, 2015, and combines the historical financial results of the Company and ISCS. The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the ISCS Acquisition. The pro forma financial information includes adjustments for the amortization of intangible assets, adjustments to stock-based compensation expense, the effect of reduction on deferred revenue, and the inclusion of transaction costs on August 1, 2015 with a corresponding reduction of these amounts in the period originally recognized.
The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized had the ISCS Acquisition been completed on August 1, 2015, nor does it purport to project the results of operations of the combined company in future periods. The unaudited pro forma financial information does not give effect to any anticipated synergies and integration costs related to the acquired company. Consequently, actual results will differ from the unaudited pro forma financial information.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands except for per share amounts)
Pro forma revenues	$125,574	$109,349	$358,102	$310,125
Pro forma net loss	$(3,966)	$(4,302)	$(15,561)	$(17,253)
Pro forma net loss per share -- basic	$(0.05)	$(0.06)	$(0.21)	$(0.24)
Pro forma net loss per share -- diluted	$(0.05)	$(0.06)	$(0.21)	$(0.24)

FirstBest Acquisition

On August 31, 2016, the Company acquired all of the outstanding equity interests of FirstBest Systems, Inc. (the “FirstBest Acquisition”), a privately-held provider of underwriting management systems and related applications to P&C insurers. Total consideration for the FirstBest Acquisition was $37.8 million which included amounts placed into escrow to cover future potential claims. The Company believes that the FirstBest Acquisition will enable the expansion of its insurance platform by providing insurers in the U.S. and Canada writing complex commercial, specialty, and workers’ compensation lines greater support for their risk assessment and decision-making processes. Total acquisition costs of $1.2 million were expensed as incurred and recorded as general and administrative expenses in the accompanying condensed consolidated statement of operations, of which, $0.9 million were expensed as incurred during the nine months ended April 30, 2017 and $0.3 million were expensed as incurred in the prior fiscal year.
The FirstBest Acquisition was accounted for as a business combination. As part of the preliminary purchase price allocation, the Company determined that FirstBest’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, and order backlog. The Company utilized the discounted cash flow methodology and the profit allocation methodology under the income approach to estimate the fair values of the intangible assets. The Company used the cost build-up approach to estimate the fair value of deferred revenue by estimating the costs related to fulfilling the obligation plus an additional markup for an assumed operating margin to reflect the profit a third party would expect to make on the costs incurred. These fair value measurements were based on significant inputs that were not observable in the market and thus represents a Level 3 measurement. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, in addition to royalty and long-term sustainable growth rates based on market analysis. The Company is amortizing the acquired intangible assets over their estimated useful lives.
The allocation of the purchase price is preliminary pending the final valuation of intangible assets, certain acquired deferred tax assets and completion of certain statutory tax filing requirements and is therefore subject to potential future measurement period adjustments. The preliminary allocation of the purchase consideration was as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$2,518
Developed technology	8,000	5
Customer contracts and related relationships	6,500	9
Order backlog	900	3
Deferred tax assets, net	4,394
Goodwill	15,446
Total purchase price	$37,758
The goodwill of $15.4 million arising from the acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. None of the goodwill recognized is expected to be deductible for income tax purposes.
The results of FirstBest’s operations since the date of acquisition were included in the Company’s results of operations for the nine months ended April 30, 2017, and were not material. The pro forma results of operations have not been presented because the effects of the business combination were not material to the Company’s consolidated results of operations.
4. Balance Sheet Components
Property and Equipment, net
Property and equipment consist of the following:

	April 30, 2017	July 31, 2016
	(in thousands)
Computer hardware	$20,448	$19,257
Purchased software	4,548	5,066
Capitalized software development costs	498	—
Furniture and fixtures	3,609	3,492
Leasehold improvements	8,400	8,434
Total property and equipment	37,503	36,249
Less accumulated depreciation	(25,607)	(23,294)
Property and equipment, net	$11,896	$12,955
As of April 30, 2017 and July 31, 2016, no property and equipment was pledged as collateral. Depreciation expense was $1.6 million and $1.7 million for the three months ended April 30, 2017 and 2016, respectively, and was $4.9 million and $4.5 million for the nine months ended April 30, 2017 and 2016, respectively.
During the three months ended April 30, 2017, the Company began to capitalize software development costs for a cloud-based technology application that the Company will offer solely as a software subscription service. Costs incurred in the preliminary stages of development were expensed as incurred. Once the application reached the development stage, we began to capitalize direct costs. Capitalization will continue until the software is substantially complete and ready for its intended use. The amount capitalized was $0.5 million for the three months ended April 30, 2017, primarily comprised of compensation and related headcount costs for employees who were directly associated with the software development.

Other Assets
The Company’s equity investment in a privately-held company was accounted for under the cost method of accounting, and reported in long term other assets on the Company’s condensed consolidated balance sheet. The fair value of the investment is not readily available as there is no quoted market prices for the investment. Accordingly, if the Company were to disclose the fair value of the investment, the fair value measurement would be Level 3 in the valuation hierarchy. The Company assesses the investment for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. During the three months ended April 30, 2017, the Company invested an additional $4.7 million in this privately-held company resulting in no significant change in ownership or degree of influence. As of April 30, 2017 and July 31, 2016, there were no indicators that the investment with carrying values of $10.7 million and $6.0 million, respectively, were impaired.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the period presented:

(in thousands)
Goodwill, July 31, 2016	$30,080
Addition -- FirstBest acquisition	15,446
Addition -- ISCS acquisition	96,501
Goodwill, April 30, 2017	$142,027
The Company’s intangible assets are amortized over the estimated useful lives. Intangible assets consist of the following:

	April 30, 2017			July 31, 2016
	(in thousands)
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Acquired technology	$65,200	$10,825	$54,375	$13,900	$5,199	$8,701
Customer contracts and related relationships	18,000	1,183	16,817	4,500	167	4,333
Partner relationships	200	24	176	200	8	192
Order backlog	5,500	777	4,723	1,100	122	978
Total amortized intangible assets	$88,900	$12,809	$76,091	$19,700	$5,496	$14,204
Amortization expense was $4.2 million and $0.6 million for the three months ended April 30, 2017 and 2016, respectively, and was $7.3 million and $1.3 million for the nine months ended April 30, 2017 and 2016, respectively. As of April 30, 2017, the estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2017 (remainder of fiscal year)	$4,776
2018	18,782
2019	17,542
2020	16,464
2021	9,995
Thereafter	8,532
Total	$76,091

Accrued Employee Compensation
Accrued employee compensation expense consists of the following:

	April 30, 2017	July 31, 2016
	(in thousands)
Accrued bonuses	$16,940	$24,872
Accrued commission	4,753	2,571
Accrued vacation	10,493	9,067
Accrued payroll taxes and benefits	5,265	4,757
Total	$37,451	$41,267

Deferred Revenues
Deferred revenues, current and non-current, consist of the following:

	April 30, 2017	July 31, 2016
	(in thousands)
Deferred license and other revenues	$34,045	$19,841
Deferred maintenance revenues	42,371	38,928
Deferred services revenues	30,767	11,246
Total	$107,183	$70,015

Deferred services revenues included $19.8 million as of April 30, 2017 and $5.1 million as of July 31, 2016, of deferred services revenues related to one customer engagement.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the nine months ended April 30, 2017 were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
	(in thousands)
Balance as of July 31, 2016	$(6,809)	$216	$(6,593)
Other comprehensive gain (loss) before reclassification	(654)	(641)	(1,295)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	(119)	(119)
Tax effect	—	289	289
Balance as of April 30, 2017	$(7,463)	$(255)	$(7,718)

5. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(1,819)	$(404)	$(5,703)	$(1,121)
Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.08)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.08)	$(0.02)
Denominator:
Weighted average shares used in computing net loss per share:
Basic	74,175,603	72,297,934	73,731,132	71,769,613
Weighted average effect of dilutive stock options	—	—	—	—
Weighted average effect of dilutive restricted stock units	—	—	—	—
Diluted	74,175,603	72,297,934	73,731,132	71,769,613

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Stock options to purchase common stock	895,743	1,233,705	978,734	1,491,148
Restricted stock units	2,906,840	3,048,276	3,050,091	3,287,777
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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.8 million and $1.5 million for the three months ended April 30, 2017 and 2016, respectively, and was $5.0 million and $4.2 million for the nine months ended April 30, 2017 and 2016, respectively.

Letters of Credit
The Company had two outstanding letters of credit required to secure contractual commitments and prepayments as of April 30, 2017 and July 31, 2016, respectively. In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million (approximately $2.6 million as of April 30, 2017) to secure contractual commitments and prepayments. No amounts were outstanding under the Company’s unsecured letters of credit as of April 30, 2017 or July 31, 2016.

Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. Although the outcomes of legal proceedings are inherently difficult to predict, the Company is not currently involved in any legal proceeding in which the outcome, in the Company’s judgment based on information currently available, is likely to have a material adverse effect on the Company’s business or financial position. The Company accrues for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which the Company believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. There is no such accrual as of April 30, 2017 or July 31, 2016.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2017 or July 31, 2016. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

7.Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to stock-based awards is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Total cost of stock-based compensation	$17,433	$16,193	$54,344	$47,885
Impact of capitalized stock-based compensation	(236)	—	(683)	—
Amount charged to income	$17,197	$16,193	$53,661	$47,885

Stock-based compensation cost charged to the following expense categories:
Cost of license revenues	$90	$107	$231	$299
Cost of maintenance revenues	416	388	1,265	1,107
Cost of services revenues	4,459	4,450	13,969	13,486
Research and development	4,508	3,889	13,625	11,472
Sales and marketing	3,992	3,602	12,498	10,648
General and administrative	3,732	3,757	12,073	10,873
Total stock-based compensation expenses	$17,197	$16,193	$53,661	$47,885

As of April 30, 2017, total unamortized stock-based compensation cost, adjusted for estimated forfeitures, was as follows:

	As of April 30, 2017
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$1,367	1.2
Restricted stock units	129,574	2.5
	$130,941

Restricted Stock Units

A summary of the Company’s RSU, PSU and TSR PSU activity under the Company’s equity incentive plans is as follows:

	RSUs Outstanding
	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2016	2,727,724	$50.08	$167,673
Granted	1,434,943	$60.66
Released	(1,067,232)	$48.89	$60,842
Canceled	(204,874)	$53.01
Balance as of April 30, 2017	2,890,561	$55.56	$177,741
Expected to vest as of April 30, 2017	2,691,764	$55.33	$165,517

(1)
Aggregate intrinsic value at each period end represents the total market value of RSUs at the Company’s closing stock price of $61.49 and $61.47 on April 30, 2017 and July 31, 2016, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released RSUs at date of release.

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
Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2016	1,158,572	$15.45	4.0	$53,316
Granted	—
Exercised	(271,382)	$12.60		$12,132
Canceled	—
Balance as of April 30, 2017	887,190	$16.32	3.2	$40,070
Vested and expected to vest as of April 30, 2017	885,781	$16.27	3.2	$40,052
Exercisable as of April 30, 2017	810,973	$13.38	2.8	$39,015

(1)
Aggregate intrinsic value at each period end represents the difference between the Company's closing stock prices of $61.49 and $61.47 on April 30, 2017 and July 31, 2016, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs

The fair values of our TSR PSUs were estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Expected term (in years)	*	*	2.66 - 2.88	*
Risk-free interest rate	*	*	0.89% - 1.34%	*
Expected volatility of the Company	*	*	30.2% - 31.5%	*
Average expected volatility of the peer companies in the index	*	*	36.9% - 37.0%	*
Expected dividend yield	*	*	—%	*
* There were no TSR PSUs granted during the three months ended April 30, 2017 and no TSR PSUs granted in the prior fiscal year.

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
Common Stock Reserved for Issuance
As of April 30, 2017 and July 31, 2016, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share, and 74,378,533 and 73,039,919 shares of common stock were issued and outstanding, respectively. As of April 30, 2017 and July 31, 2016, the Company had reserved shares of common stock for future issuance as follows:

	April 30, 2017	July 31, 2016
Exercise of stock options to purchase common stock	887,190	1,158,572
Vesting of restricted stock units	2,890,561	2,727,724
Shares available under stock plans	18,494,736	16,746,754
Total common stock reserved for issuance	22,272,487	20,633,050
8.Income Taxes
The Company recognized income tax benefits of $1.1 million and $2.4 million for the three months ended April 30, 2017 and 2016, respectively, and recognized income tax benefits of $4.8 million and $2.4 million for the nine months ended April 30, 2017 and 2016, respectively. The decrease in tax benefits for the three months ended April 30, 2017 was primarily due to a decrease in benefits from discrete tax items for the period, as compared to the same period a year ago. The increase in tax benefits for the nine months ended April 30, 2017 was primarily due to an increase in pre-tax net loss, partially offset by a decrease in benefits from discrete tax items, as compared to the same period a year ago. The effective tax rates of 38% and 46% for the three and nine months ended April 30, 2017, respectively, differ from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for stock-based compensation, research and development credits, domestic manufacturing deduction, the tax rate differences between the United States and foreign countries, and certain non-deductible expenses.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of April 30, 2017, U.S. income taxes were not provided for on the cumulative total of $32.3 million undistributed earnings from certain foreign subsidiaries. As of April 30, 2017, the unrecognized deferred tax liability for these earnings was approximately $9.7 million.

During the nine months ended April 30, 2017, the increase in unrecognized tax benefits from the beginning of the period was $1.6 million. Accordingly, as of April 30, 2017, the Company had unrecognized tax benefits of $4.4 million that, if recognized, would affect the Company’s effective tax rate.
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
The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
United States	$80,239	$56,750	$191,594	$153,641
Canada	12,359	10,794	41,208	32,327
Other Americas	3,869	5,824	12,965	12,578
Total Americas	96,467	73,368	245,767	198,546
United Kingdom	4,499	4,206	22,463	25,783
Other EMEA	10,344	10,558	28,094	24,548
Total EMEA	14,843	14,764	50,557	50,331
Total APAC	12,126	10,728	36,860	34,392
Total revenues	$123,436	$98,860	$333,184	$283,269
No country, other than those presented above, accounted for more than 10% of revenues during the three and nine months ended April 30, 2017 and 2016, respectively.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	April 30, 2017	July 31, 2016
	(in thousands)
Americas	$226,977	$53,826
EMEA	2,869	3,085
APAC	168	328
Total	$230,014	$57,239

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
Overview
We are a leading provider of a software platform for property and casualty (“P&C”) insurers. Guidewire InsurancePlatformTM consists of three key elements: core transaction processing, data management and analytics, and digital engagement, which work together to strengthen our customers’ ability to engage and empower their customers, agents, and employees. Our InsuranceSuite™ products provide transactional systems of record, which support the entire insurance lifecycle. Our data management and analytics products enable insurers to manage data more effectively and gain insights that can lead to better business decisions. Our digital engagement products support digital sales, service and claims experiences for policyholders, agents, and other key stakeholders. Guidewire InsuranceNow, which we acquired through the acquisition of ISCS, Inc., is a cloud-based platform that offers policy, billing, and claims management functionality to insurers, primarily smaller insurers, that prefer an all-in-one solution.
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
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision making and product evaluation process is long. Sales to new customers also involve extensive customer due diligence and reference checks. We must also earn credibility as we expand our sales operations, and market products that have been acquired or newly introduced. The success of these efforts relies also on investments intended for the continued enhancement of our products and the development of locally-relevant content.
Customers can buy our core transaction processing applications, Guidewire PolicyCenter, Guidewire ClaimCenter and Guidewire BillingCenter, either separately or in combination as a suite. We refer to the combination of all three applications as InsuranceSuite. Sales of our core applications typically include sales of add-on applications such as Rating Management and Reinsurance Management that offer additional functionality which customers may find valuable. Customers that prefer an all-in-one, cloud-based solution can enter into a subscription arrangement with our InsuranceNow product.
Our data management and analytics and digital engagement products are sold to customers of InsuranceSuite or one of its component applications. In addition, we will over time integrate our data and digital offerings with InsuranceNow. In each case, the number of potential customers for these products is limited to our installed base of InsuranceSuite modules and, over time, of our InsuranceNow service.
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
In February 2017, we completed the acquisition of ISCS, Inc. (“ISCS”), for cash consideration, net of certain adjustments, of approximately $154.9 million. We believe that the acquisition will enhance our ability to serve those P&C insurers that prefer a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality. This platform, which we refer to as InsuranceNow, will be augmented, over time, by the integration of our data and analytics and digital products. The results of ISCS’s operations have been included in our results of operations beginning February 16, 2017, the date of acquisition. We added approximately 193 employees in connection with the acquisition, which impacted our profitability in fiscal 2017 and we anticipate will continue to be dilutive to earnings through fiscal year 2018.
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
We partner with leading SIs to assist in the implementation of our products in a manner that increases efficiency and scale while reducing customer implementation costs. Our extensive relationships with SIs and industry partners have strengthened and expanded in line with the interest in and adoption of our products. We encourage our partners to co-market, pursue joint sales initiatives and drive broader adoption of our technology, helping us grow our business more efficiently. Our track record of success with customers and their implementations are central to our strategy. We continue to focus and invest time and resources in increasing the number of qualified consultants employed by our SI partners, develop relationships with new SIs in existing and new markets, and ensure that all partners are ready to assist with implementing our products.
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
Seasonality
We have historically experienced seasonal variations in our license and other revenues as a result of increased customer orders in our second and fourth fiscal quarters. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns. We also see increased orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. For example, the timing of a small number of large transactions may be sufficient to disrupt seasonal revenue trends. On an annual basis, our maintenance revenues which are recognized ratably, may also be impacted in the event that seasonal patterns change significantly.
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

	Four quarters ended
	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
	(in thousands)
Term license and other revenues	$237,919	$220,494	$210,278	$208,430	$194,458	$184,647	$173,232	$169,366	$160,114
Maintenance revenues	66,958	64,776	62,451	59,931	56,103	53,610	51,516	50,024	48,785
Total four-quarter recurring revenues	$304,877	$285,270	$272,729	$268,361	$250,561	$238,257	$224,748	$219,390	$208,899

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(1,819)	$(404)	$(5,703)	$(1,121)
Non-GAAP adjustments:
Benefit from income taxes	(1,115)	(2,358)	(4,788)	(2,413)
Interest income	(1,394)	(2,211)	(4,280)	(3,665)
Other expense (income), net	(11)	(804)	335	161
Depreciation and amortization	5,825	2,293	12,208	5,835
Stock-based compensation	17,197	16,193	53,661	47,885
Adjusted EBITDA	$18,683	$12,709	$51,433	$46,682
Operating Cash Flows
We monitor our cash flows from operating activities, or operating cash flows, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a quarterly basis. Cash provided by operations was $51.5 million and $50.6 million for the nine months ended April 30, 2017 and 2016, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources—Cash Flows from Operating Activities.”
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
Other than stock-based compensation, there were no significant changes in our critical accounting policies and estimates during the nine months ended April 30, 2017. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 15, 2016 for a more complete discussion of our critical accounting policies and estimates.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
License and other	$58,971	$45,796	$161,767	$131,512
Maintenance	16,858	14,676	49,972	42,945
Services	47,607	38,388	121,445	108,812
Total revenues	123,436	98,860	333,184	283,269
Cost of revenues:
License and other	5,208	2,137	10,419	4,878
Maintenance	3,480	3,034	9,884	8,145
Services	42,780	33,836	113,995	96,055
Total cost of revenues	51,468	39,007	134,298	109,078
Gross profit:
License and other	53,763	43,659	151,348	126,634
Maintenance	13,378	11,642	40,088	34,800
Services	4,827	4,552	7,450	12,757
Total gross profit	71,968	59,853	198,886	174,191
Operating expenses:
Research and development	34,090	29,273	94,865	80,354
Sales and marketing	28,788	22,908	77,808	64,860
General and administrative	13,429	13,449	40,649	36,015
Total operating expenses	76,307	65,630	213,322	181,229
Loss from operations	(4,339)	(5,777)	(14,436)	(7,038)
Interest income	1,394	2,211	4,280	3,665
Other income (expense), net	11	804	(335)	(161)
Loss before income taxes	(2,934)	(2,762)	(10,491)	(3,534)
Benefit from income taxes	(1,115)	(2,358)	(4,788)	(2,413)
Net loss	$(1,819)	$(404)	$(5,703)	$(1,121)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(percentage of total revenues)
Revenues:
License and other	48%	46%	49%	46%
Maintenance	14%	15%	15%	15%
Services	38%	39%	36%	39%
Total revenues	100%	100%	100%	100%
Cost of revenues:
License	4%	2%	3%	2%
Maintenance	3%	3%	3%	3%
Services	35%	34%	34%	34%
Total cost of revenues	42%	39%	40%	39%
Gross profit:
License	44%	44%	46%	44%
Maintenance	11%	12%	12%	12%
Services	3%	5%	2%	5%
Total gross profit	58%	61%	60%	61%
Operating expenses:
Research and development	27%	30%	29%	28%
Sales and marketing	23%	23%	23%	23%
General and administrative	11%	14%	12%	13%
Total operating expenses	61%	67%	64%	64%
Loss from operations	(3)%	(6)%	(4)%	(3)%
Interest income	1%	2%	1%	2%
Other income (expense), net	—%	1%	—%	—%
Loss before income taxes	(2)%	(3)%	(3)%	(1)%
Benefit from income taxes	(1)%	(3)%	(1)%	(1)%
Net loss	(1)%	—%	(2)%	—%

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
A small but growing portion of our license and other revenues are derived from software subscription models and subscription fees related to cloud-delivered software services. These revenues are generally recognized ratably over the term of the arrangement typically upon provisioning the products.
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

	Three Months Ended April 30,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$58,971	48%	$45,796	46%	$13,175	29%
Maintenance	16,858	14%	14,676	15%	2,182	15%
Services	47,607	38%	38,388	39%	9,219	24%
Total revenues	$123,436	100%	$98,860	100%	$24,576	25%

	Nine Months Ended April 30,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$161,767	49%	$131,512	46%	$30,255	23%
Maintenance	49,972	15%	42,945	15%	7,027	16%
Services	121,445	36%	108,812	39%	12,633	12%
Total revenues	$333,184	100%	$283,269	100%	$49,915	18%

License and Other Revenues

License and other revenues increased by $13.2 million and $30.3 million during the three and nine months ended April 30, 2017, respectively, as compared to the same periods a year ago. These increases were primarily driven by the continued sale of our products to existing customers and the sales of our products to new customers.

	Three Months Ended April 30,
	2017		2016
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$58,023	98%	$40,598	89%	$17,425	43%
Perpetual	948	2%	5,198	11%	(4,250)	(82)%
Total license and other revenues	$58,971	100%	$45,796	100%	$13,175	29%

	Nine Months Ended April 30,
	2017		2016
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$155,391	96%	$125,903	96%	$29,488	23%
Perpetual	6,376	4%	5,609	4%	767	14%
Total license and other revenues	$161,767	100%	$131,512	100%	$30,255	23%

Term license and other revenues increased by $17.4 million during the three months ended April 30, 2017, compared to the same period a year ago primarily as a result of increases in revenues from new term license orders, which included an increase due to a large order from an existing Tier 1 customer.

Term license and other revenues increased by $29.5 million during the nine months ended April 30, 2017, compared to the same period a year ago primarily as a result of the net effect from increases in revenues from new term license orders which included an increase attributable to a large order from an existing Tier 1 customer and to a lesser extent, increases in revenues recognized on a ratable basis from subscription fees. These increases were partially offset by decreases in revenues resulting from the aggregate effect of revenues recognized attributable to timing of invoices and corresponding due dates, payments received, and other contractual terms that affected revenue recognition from existing orders.

Perpetual license revenues decreased by $4.3 million and increased by $0.8 million during the three and nine months ended April 30, 2017, respectively, as compared to the same periods a year ago. While term license remains our predominant licensing model, revenues from the sale and delivery of perpetual licenses will continue to represent a small percentage of our total license revenues. Nevertheless, we expect perpetual license revenues to remain volatile on a sequential quarter basis due to the large amount of perpetual revenue from a single customer order, whether the customer purchases new licenses or exercises their perpetual buyout rights.
Additionally, our license revenues may fluctuate based on the timing of large orders or if our customers pay their annual license fees in advance of the invoice due date either of which may cause an unexpected increase in revenues in one quarter which can reduce revenue growth rates in future periods. We anticipate that the small amount of our license and other revenues derived from cloud-delivered software services will gradually increase over time.

Maintenance Revenues

Maintenance revenues increased by $2.2 million and $7.0 million during the three and nine months ended April 30, 2017, respectively, as compared to the same periods a year ago primarily as a result from the growth of our license revenues and customer base.

We expect that our maintenance revenues will grow as our license revenues continue to grow.

Services Revenues

Services revenues increased by $9.2 million during the three months ended April 30, 2017, compared to the same period a year ago primarily as a result of a net increase in billings for new and existing customer engagements performed in the three months ended April 30, 2017, including $7.4 million in billings associated with engagements relating to the implementation of recently acquired products.

Services revenues increased by $12.6 million during the nine months ended April 30, 2017, compared to the same period a year ago primarily as a result of a net increase in billings for new and existing customer engagements performed in the nine months ended April 30, 2017, including $8.3 million in billings associated with engagements relating to implementation of recently acquired products.

Services revenues in the three and nine months ended April 30, 2017 exclude $4.8 million and $14.6 million, respectively, of services billings deferred in such periods and associated with our work with a large, national insurer in connection with its implementation of Guidewire InsurancePlatform in a cloud-delivered format. As a result, in part, of our agreement to develop new digital portal functionality in conjunction with the implementation, all services revenues and direct services costs, including direct stock-based compensation costs, have been deferred. All services were completed and accepted in May 2017. As a result, beginning in May 2017, we have begun to recognize these previously deferred revenues and costs ratably over two years from the acceptance date. Services provided on this engagement following the acceptance date will be recognized again on a time and materials basis.

While we continue to expand our network of third-party system integrators with whom our customers can contract for services related to our products, our services revenues may fluctuate as the result of several factors, including the rates we charge for our services and unexpected difficulty in projects as we support the sale of new products, enter into new markets, or introduce different software delivery models. Specifically, we anticipate that, for the foreseeable future, sales of InsuranceNow or InsurancePlatform in a cloud-delivered format may result in proportionally greater services revenues.

Deferred Revenues

	As of
	April 30, 2017	July 31, 2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license and other revenues	$34,045	$19,841	$14,204	72%
Deferred maintenance revenues	42,371	38,928	3,443	9%
Deferred services revenues	30,767	11,246	19,521	174%
Total deferred revenues	$107,183	$70,015	$37,168	53%
The $14.2 million increase in deferred license and other revenues compared to the prior fiscal year end was primarily due to the net effect from an increase of $17.6 million resulting from aggregate increases in deferrals from customer contracts that are being deferred due to the timing of the invoices and the corresponding due dates, acceptance criteria that were not achieved that if met would have allowed for revenue recognition and subscription arrangements that are recognized on a ratable basis, partially offset by the recognition in the current period of $3.4 million in license revenues from contracts executed in prior periods.
The $3.4 million decrease in deferred maintenance revenues compared to the prior fiscal year end was primarily driven by the timing of the recognition of revenues in excess of new billings during the nine months ended April 30, 2017, and reflects the seasonal nature of our billings of our maintenance revenues.
The $19.5 million increase in deferred services revenues compared to the prior fiscal year end was primarily due to the net effect from an increase of approximately $23.7 million of services billings deferred in the current period, partially offset by the recognition in the current period of $4.2 million from prior fiscal year billings which were recognized upon the fulfillment of certain contractual obligations. The $23.7 million in deferred service billings includes $14.6 million related to an arrangement entered into during fiscal 2016 with a large, national insurer to implement Guidewire InsurancePlatform in a cloud-delivered format. Total service revenue billings deferred for this contract were $19.8 million as of April 30, 2017 and is included in our accompanying condensed consolidated balance sheet. As a result, in part, of our agreement to develop new digital portal functionality in conjunction with the implementation, all license and services revenues have been deferred. All services were completed and accepted in May 2017. As a result, beginning in May 2017, we have begun to recognize these previously deferred revenues and costs ratably over two years from the acceptance date.
Our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues represent an incomplete measures of the strength of our business and are not necessarily indicative of our future performance.

Cost of Revenues and Gross Profit
Our cost of revenues and gross profit are variable and depend on the type of revenues earned in each period. Our cost of license revenues is primarily comprised of amortization of our acquired intangible assets, royalty fees paid to third parties, and fulfillment services personnel costs. Our cost of maintenance revenues is comprised of compensation and benefit expenses for our technical support team, including stock-based awards, and allocated overhead. Our cost of services revenues is primarily comprised of compensation and benefit expenses for our professional service employees and contractors, including stock-based awards, travel-related costs and allocated overhead.
We allocate overhead such as IT support, facility, and other administrative costs to all functional departments based on headcount. As a result, general overhead expenses are reflected in cost of revenue and each functional operating expense.

category.

	Three Months Ended April 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$5,208	$2,137	$3,071	144%
Maintenance	3,480	3,034	446	15%
Services	42,780	33,836	8,944	26%
Total cost of revenues	$51,468	$39,007	$12,461	32%

Includes stock-based awards of:
Cost of license and other revenues	$90	$107	$(17)
Cost of maintenance revenues	416	388	28
Cost of services revenues	4,459	4,450	9
Total	$4,965	$4,945	$20

	Nine Months Ended April 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$10,419	$4,878	$5,541	114%
Maintenance	9,884	8,145	1,739	21%
Services	113,995	96,055	17,940	19%
Total cost of revenues	$134,298	$109,078	$25,220	23%

Includes stock-based compensation of:
Cost of license revenues	$231	$299	$(68)
Cost of maintenance revenues	1,265	1,107	158
Cost of services revenues	13,969	13,486	483
Total	$15,465	$14,892	$573
The $12.5 million increase in cost of revenues during the three months ended April 30, 2017, compared to the same period a year ago was primarily due to the effect of aggregate increases in the costs of license and other revenues of $3.1 million, cost of maintenance revenues of $0.4 million and a net increase in the cost of service revenues of $8.9 million. The increase in our cost of license and other revenues was primarily attributable to increases in the costs from the amortization of intangible assets of $2.9 million, and to a lesser extent, increased compensation and headcount related expenses. The increase in our cost of maintenance revenues was primarily attributable to increased compensation and headcount related expenses. The increase in our cost of services revenues was primarily due to the net effect from aggregate increases in compensation and headcount related expenses of $8.8 million, costs of third-party consultants and billable expenses of $3.3 million, costs for third party contractors and other professional services of $1.1 million, partially offset by the deferral of $2.3 million of implementation costs incurred associated with an arrangement with a large national insurer to implement Guidewire InsurancePlatform in a cloud-delivered format, and $2.2 million of costs deferred related to recently acquired contracts for which the associated revenues and costs are being deferred until the projects go live.
The $25.2 million increase in cost of revenues during the nine months ended April 30, 2017, compared to the same period a year ago was primarily due to the effect of aggregate increases in costs of license revenues of $5.5 million, costs of maintenance revenues of $1.7 million and costs of service revenues of $17.9 million. The increase in our cost of license revenues was primarily attributable to an increase in the costs from the amortization of intangible assets of $4.4 million, and to a lesser extent, increased compensation and headcount related expenses of $1.2 million. The increase in our cost of maintenance revenues was primarily attributable to increased costs for headcount and consulting expenses. The increase in our cost of services revenues was primarily a result of the net effect from increases in the compensation costs and headcount related expenses of $19.0 million, increases in the costs of third-party consultants and billable expenses of $6.4 million, costs for third-party contractors and other professional services of $1.3 million, partially offset by the deferral of implementation costs amounting to $7.3 million related to an arrangement with a large national insurer to implement Guidewire InsurancePlatform in a cloud-delivered format, and $2.2 million of costs deferred related to recently acquired contracts for which the associated revenues and costs are being deferred until the projects go live.

All services delivered in connection with our cloud-delivered InsurancePlatform were completed and accepted in May 2017. As a result, beginning in May 2017, we have begun to recognize these previously deferred revenues and costs ratably over two years from the acceptance date.
We had 719 professional service employees and 83 technical support and licensing operations employees at April 30, 2017, compared with 535 professional services employees and 67 technical support and licensing operations employees at April 30, 2016. The increase in hiring was driven by 128 professional service, technical support and licensing operations employees hired on a permanent basis as part of the ISCS acquisition that we completed on February 16, 2017 and our goal of minimizing capacity constraints in the Americas.

	Three Months Ended April 30,
	2017		2016		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and other	$53,763	91%	$43,659	95%	$10,104	23%
Maintenance	13,378	79%	11,642	79%	1,736	15%
Services	4,827	10%	4,552	12%	275	6%
Total gross profit	$71,968	58%	$59,853	61%	$12,115	20%

	Nine Months Ended April 30,
	2017		2016		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and other	$151,348	94%	$126,634	96%	$24,714	20%
Maintenance	40,088	80%	34,800	81%	5,288	15%
Services	7,450	6%	12,757	12%	(5,307)	(42)%
Total gross profit	$198,886	60%	$174,191	61%	$24,695	14%
Gross profit margin decreased to 58% and 60% for the three and nine months ended April 30, 2017, respectively, as compared with 61% for the same periods a year ago. The decreases in our gross margin were primarily due to higher compensation and headcount related expenses, including increases associated with the addition of employees gained through acquisitions, partially offset by the contribution from increased, higher-margin license revenues as a percent of total revenues. In addition, the decrease in our gross margin was also attributable to the effect from the deferral of revenue and direct costs incurred to implement a cloud-delivered solution for a large, national insurer. The recognition of deferred amounts will have a positive impact on services margins in fiscal 2018.
We expect our gross margin to vary in percentage terms as we experience changes in the mix between higher gross margin license revenues and lower gross margin service revenues.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest components of our operating expenses are compensation and benefit expenses for our employees, including stock-based awards, and, to a lesser extent, professional services, and rent and facility costs. We allocate overhead such as IT support, facility, and other administrative costs to all functional departments based on headcount. As a result, general overhead expenses are reflected in cost of revenue and each functional operating expense.

	Three Months Ended April 30,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$34,090	27%	$29,273	30%	$4,817	16%
Sales and marketing	28,788	23%	22,908	23%	5,880	26%
General and administrative	13,429	11%	13,449	14%	(20)	—%
Total operating expenses	$76,307	61%	$65,630	67%	$10,677	16%

Includes stock-based compensation of:
Research and development	$4,508		$3,889		$619
Sales and marketing	3,992		3,602		390
General and administrative	3,732		3,757		(25)
Total	$12,232		$11,248		$984

	Nine Months Ended April 30,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$94,865	29%	$80,354	28%	$14,511	18%
Sales and marketing	77,808	23%	64,860	23%	12,948	20%
General and administrative	40,649	12%	36,015	13%	4,634	13%
Total operating expenses	$213,322	64%	$181,229	64%	$32,093	18%

Includes stock-based compensation of:
Research and development	$13,625		$11,472		$2,153
Sales and marketing	12,498		10,648		1,850
General and administrative	12,073		10,873		1,200
Total	$38,196		$32,993		$5,203

Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $4.8 million increase in research and development expenses during the three months ended April 30, 2017, compared to the same period a year ago was primarily due to increased compensation and related headcount expenses of $5.7 million and included increased stock-based compensation costs of $0.6 million, partially offset by $0.5 million of costs capitalized for a cloud-based technology application that we will offer solely as a software subscription service.
The $14.5 million increase in research and development expenses during the nine months ended April 30, 2017, as compared to the same period a year ago was primarily related to increased compensation and related headcount expenses of $14.8 million and included increased stock-based compensation costs of $2.2 million.
Our research and development headcount was 574 at April 30, 2017 compared with 448 at April 30, 2016. The increase in headcount reflects our continued investment in InsuranceSuite, data management and analytics, digital engagement, and includes 58 employees gained through our acquisitions.

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
The $5.9 million increase in sales and marketing expenses during the three months ended April 30, 2017, compared to the same period a year ago was primarily related to the effect from increases in compensation and headcount related expenses of $3.9 million and commission expenses of $2.1 million. The increase in our compensation and headcount related expenses was a result of our continued investment in sales and marketing activities to support our business growth. The increase in our commission expenses was a result of higher sales and included an increase attributable to a large order from an existing Tier 1 customer.
The $12.9 million increase in sales and marketing expenses during the nine months ended April 30, 2017, compared to the year ago period was primarily related to the effect from increases in compensation and headcount related expenses of $11.8 million and commission expenses of $1.4 million. The increase in our compensation and headcount related expenses was a result of our continued investment in sales and marketing activities to support our business growth. The increase in our commission expenses was a result of higher sales and included an increase attributable to a large order from an existing Tier 1 customer.
Our sales and marketing headcount was 301 at April 30, 2017 compared with 256 at April 30, 2016.
We expect our sales and marketing expenses to continue to increase as we continue to invest in sales and marketing activities to support our business growth.

General and Administrative
Our general and administrative expenses consist primarily of compensation and benefit expenses, including stock-based awards, as well as professional services and facility costs related to our executive, finance, human resources, information technology, corporate development, legal functions and allocated overhead.
Our general and administrative expenses remained flat at $13.4 million for the three months ended April 30, 2017 compared to the year ago quarter.
The $4.6 million increase in general and administrative expenses during the nine months ended April 30, 2017, compared to the year ago period was primarily due to increases in compensation and headcount related costs of $2.8 million and professional services expenses of $1.8 million, including transaction costs incurred in connection with our acquisitions of FirstBest in August 2016 and ISCS in February 2017.
Our general and administrative headcount was 186 at April 30, 2017 compared with 161 at April 30, 2016. The increase in headcount was required to support the growth of our business and our strategic objectives. We expect our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel and corporate infrastructure required to support our strategic initiatives, the growth of our business and our compliance and reporting requirements including increased legal and accounting costs.

Other Income (Expense)

	Three Months Ended April 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$1,394	$2,211	$(817)	(37)%
Other income (expense), net	$11	$804	$(793)	(99)%

	Nine Months Ended April 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$4,280	$3,665	$615	17%
Other income (expense), net	$(335)	$(161)	$(174)	108%

Interest Income

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income decreased by $0.8 million during the three months ended April 30, 2017, as compared to the same quarter a year ago primarily due to lower average cash, cash equivalents and investments during the three months ended April 30, 2017.

Interest income increased by $0.6 million during the nine months ended April 30, 2017, as compared to the same period a year ago primarily due to higher yields on our cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains (losses) resulting from fluctuations in foreign exchange rates on our receivables and payables denominated in currencies other than the U.S. dollar, mainly British Pound, Euro, Australia and Canadian Dollar, Japanese Yen and Brazilian Real.

Other income (expense), net decreased by $0.8 million during the three months ended April 30, 2017, as compared to the year ago quarter. In the year ago quarter, we realized net currency exchange gain of $0.8 million resulting from favorable exchange rate movements for transactions denominated in British Pound, Euro, Canadian Dollar, and Brazilian Real.

Other income (expense), net decreased by $0.2 million during the nine months ended April 30, 2017, as compared to the year ago period. In the nine months ended April 30, 2017, we realized net currency exchange losses of $0.3 million resulting from unfavorable exchange rate movements for transactions denominated in British Pound, Euro, Canadian Dollar, and Brazilian Real, particularly during the first three months of the period.
Provision for (Benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended April 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	$(1,115)	$(2,358)	$1,243	(53)%

	Nine Months Ended April 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	$(4,788)	$(2,413)	$(2,375)	98%

We recognized income tax benefits of $1.1 million and $2.4 million for the three months ended April 30, 2017 and 2016, respectively, and $4.8 million and $2.4 million for the nine months ended April 30, 2017 and 2016, respectively. The decrease in tax benefits for the three months ended April 30, 2017 was primarily due to a decrease in benefits from discrete tax items for the period, as compared to the same period a year ago. The increase in tax benefits for the nine months ended April 30, 2017 was primarily due to an increase in pre-tax net loss, partially offset by a decrease in benefits from discrete tax items, as compared to the same period a year ago. The effective tax rates of 38% and 46% for the three and nine months ended April 30, 2017, respectively, differ from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for stock-based compensation, research and development credits, domestic manufacturing deduction, the tax rate differences between the United States and foreign countries, and certain non-deductible expenses.

Liquidity and Capital Resources
As of April 30, 2017 and July 31, 2016, we had $591.4 million and $735.8 million of cash, cash equivalents and investments, respectively, and working capital of $439.1 million and $588.6 million, respectively. As of April 30, 2017, approximately $31.1 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In February 2017, we completed the acquisition of ISCS, Inc. for cash consideration of approximately $154.9 million. Net of $0.8 million cash acquired, we utilized $154.1 million of our cash to complete the acquisition. A portion of the consideration has been placed into an escrow account as partial security to satisfy any potential claims.
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

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended April 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$51,537	$50,641
Net cash used in investing activities	$(96,808)	$(62,950)
Net cash provided by financing activities	$2,457	$4,499
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $0.9 million for the nine months ended April 30, 2017, compared to the nine months ended April 30, 2016. The increase in operating cash inflow was primarily attributable to a $6.6 million increase in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation, depreciation and amortization expense, and other non-cash items, partially offset by a $5.7 million increase in cash used in working capital activity as compared to the same period a year ago. Higher cash used in working capital activity in the current period is primarily due to increases in accounts receivable and prepayments, partially offset by increases in deferred revenues.

Cash Flows from Investing Activities
Net cash used in investing activities increased by $33.9 million for the nine months ended April 30, 2017, as compared to the same period a year ago primarily due to $154.1 million cash used for the acquisition of ISCS and $33.5 million used for the acquisition of FirstBest, as compared to $39.5 million cash used for the acquisition of EagleEye in a year ago period. During the nine months ended April 30, 2017, we also made an additional investment of $4.7 million in a privately held company. These increases in cash used were partially offset by an increase of $117.2 million in net cash inflows resulting from sales and purchases of marketable securities, and a decrease of $1.6 million in capital expenditures.

Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $2.0 million for the nine months ended April 30, 2017, as compared to the same period a year ago primarily due to fewer options exercised and impact of excess tax benefits.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of April 30, 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of April 30, 2017 and July 31, 2016. Our cash, cash equivalents and investments as of April 30, 2017 and July 31, 2016 were $591.4 million and $735.8 million, respectively, consisted primarily of cash, money market funds, commercial paper, corporate bonds, U. S. agency debt securities, and U.S. government bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended April 30, 2017, we recorded a foreign currency loss of $0.3 million as other expense in our statement of operations due to unfavorable currency exchange rate movement during the nine months ended April 30, 2017. We expect to continue to experience fluctuations in foreign currency exchange rates. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

Date:	June 2, 2017	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Richard Hart
Richard Hart
Chief Financial Officer (Principal Financial and Accounting Officer)