Form 10-K
period 2017-07-31
Guidewire Software, Inc.
filed 2017-09-20
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2017
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
_______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.8 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2017, the registrant had 75,009,747 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Guidewire Software, Inc.

i

FORWARD-LOOKING STATEMENTS
The sections titled Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Examples of forward-looking statements include statements regarding:

•	growth prospects of the property & casualty (“P&C”) insurance industry and our company;

•	the developing market for subscription services and uncertainties attendant on emerging sales and delivery models;

•	trends in future sales, including the mix of licensing and subscription models and seasonality;

•	our competitive environment and changes thereto;

•	competitive attributes of our software applications and delivery models;

•	challenges to further increase sales outside of the United States;

•	our research and development investment and efforts;

•	benefits to be achieved from our acquisitions;

•	our gross and operating margins and factors that affect such margins;

•	our provision for tax liabilities and other critical accounting estimates;

•	the impact of new accounting standards and any contractual changes we have made in anticipation of such changes;

•	our exposure to market risks, including geographical and political events that may negatively impact our customers; and

•	our ability to satisfy future liquidity requirements.
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

Overview
Guidewire Software, Inc. is a provider of software products and subscription services for the global property and casualty (“P&C”) industry. Our software serves as a technology platform for P&C insurance primary carriers. Guidewire InsurancePlatformTM consists of applications to support core operations, data management and analytics, and digital engagement and is connected to numerous data sources and third party applications. Our applications are designed to work together to strengthen our customers’ ability to adapt and succeed. Guidewire InsuranceSuite™ and Guidewire InsuranceNowTM provide core transactional systems of record that support the entire insurance lifecycle, including product definition, distribution, underwriting, policy holder services and claims management. Guidewire InsuranceSuite is a highly-configurable and scalable system comprised primarily of three applications (ClaimCenter, PolicyCenter and BillingCenter) that can be licensed separately or together and can be deployed on-premise or in the cloud. Guidewire InsuranceNow is a cloud-based system that offers policy, billing, and claims management functionality to insurers that prefer an all-in-one solution. Our data and analytics applications enable insurers to manage data more effectively and gain insights into their business. Our digital engagement applications enable digital sales, omni-channel service and enhanced claims experiences for policyholders, agents, vendor partners and field personnel. The applications and services of Guidewire InsurancePlatform can be deployed on-premise, in the cloud or in a hybrid mode. To support P&C insurers globally, we have and will continue to localize our software for use in a variety of international regulatory, language and currency environments.
Our customers range from some of the largest global insurance carriers or their subsidiaries, such as Aviva, AXA and Zurich to predominantly national carriers such as Basler Versicherung (Switzerland), Direct Line Group (U.K.), Farmers Insurance (U.S.), IAG (Australia), MS&AD (Japan), Nationwide (U.S.), PZU (Poland) and San Cristobal Seguros S.A. (Argentina) and carriers that serve specific states and/or regions such as Automobile Club of Southern California (California), Canadian Automobile Association Insurance Company (Ontario), Kentucky Farm Bureau (Kentucky), and Vermont Mutual Insurance Group (Vermont).
We began our principal business operations in 2001. To date, we have generated a substantial majority of our software license revenues through annual or quarterly license fees that recur during the term of a customer’s contract and any subsequent renewal periods. We also generate perpetual license revenues and subscription revenues. We anticipate that subscription revenue will increase as a percentage of total revenue as we develop and bring to market more cloud-based solutions to meet increasing industry demand. Thus far, more than 100 customers have subscribed to or licensed one or more applications that are cloud-delivered by us or our partners. Services revenues are primarily derived from implementation and training services performed for our customers. Substantially all of our services revenues are currently billed on a time and materials basis.
Industry Background
The P&C insurance industry is large, fragmented, highly regulated and complex. It is also highly competitive, with carriers competing primarily on the following factors: product differentiation, pricing options, customer service, marketing and advertising, affiliate programs and channel strategies.
P&C insurers continue to actively modernize the transactional systems that support the key functional areas of P&C insurance: product definition, underwriting and policy administration, claims management and billing. Product definition specifies the insurance coverage, pricing, financial and legal terms of insurance policies. Underwriting and policy administration includes collecting information from potential policyholders, determining appropriate coverages and terms, pricing policies, issuing policies and updating and maintaining policies over their lifetimes. Claims management includes loss intake, investigation and evaluation of incidents, settlement negotiation, vendor management, litigation management and payment processing. Billing includes policyholder invoicing, payment collection, agent commission calculation and disbursement. We believe that insurers that adopt modern infrastructures can enhance customer experience, operate more efficiently and introduce innovative products more rapidly.
We believe the P&C industry is experiencing a significant change in how insurers engage with, sell to and manage relationships with individual and business customers. Today, P&C insurers are striving to respond to significant changes in their competitive marketplace and the character of the risks they underwrite. The most significant changes include:

•	a rise in customer expectations for digital, omni-channel interaction;

•	a growth in demand for personalized products and services;

•	an increase in technology-driven changes in vehicular risk;

•	demand for coverage of “21st century risks” such as terrorism, cybersecurity and reputational risk;

•	advances in the use of data to better market to and engage with customers, price policies and manage claims;

•	development of opportunities to compete or partner with non-traditional players that offer disruptive technology-based value propositions; and

•	the introduction of new technologies to leverage, such as drones, artificial intelligence, the “Internet of Things” and blockchain technology.
In response to these challenges and opportunities, we believe that the P&C insurance industry is entering a phase of increasing investment in technology, characterized by a moderated pace of core modernization programs, and growing adoption of new digital engagement and data analytics offerings.
While each insurer may have different goals and priorities when pursuing new IT investments, there are several major themes that we believe guide these investments:

•
Legacy Modernization. A significant portion of the market continues to rely on legacy systems. We believe new claims, policy management and billing systems will continue to be adopted as insurers that rely on legacy systems seek to gain operating efficiencies, expand into new markets and lines of business, and introduce new digital and data offerings.

•
New Digital Engagement Models. We believe that insurers will need to provide a more intuitive, digital user experience to reduce the risk of customer dissatisfaction and loss. Investment in digital user experience will allow insurers to deepen their engagement with customers and transition from passive and transactional, customer interactions to active and advisory relationships. This transition will require investments in software products that are designed to model user journeys and enable more frequent, informed and dynamic interactions between insurers and their customers. We believe these efforts can improve financial performance for insurers through increased lead conversions and lower customer churn.

•
Smarter Decision-Making. Insurers are seeking to explore, visualize, and analyze operational and third-party data to optimize decision-making across the insurance lifecycle. These efforts may include the application of machine learning technologies. We believe that such predictive analytical solutions are most effective when they provide predictive scores and other analytical insights to insurers’ employees as they perform their underwriting and claims management activities.

Insurers may also apply data and machine learning to automate certain tasks whenever possible, thereby enabling efficiencies, such as straight-through processing, that lessen the burden on subject matter experts.

•
Cloud-Delivered Solutions. We believe that increased recognition of the compelling economic benefits of deploying software solutions on public infrastructure combined with reduced concerns about the security and reliability of such platforms will cause more insurers to consider cloud-deployed solutions. Insurers benefit from an optimized division of labor and risk, allowing third parties to manage their infrastructure as they focus on competitively differentiating activities.

Products
Guidewire InsurancePlatform is designed to offer insurers the ability to adapt and succeed in meeting these challenges and capitalizing on new opportunities. We believe that the proliferation of modern back-office infrastructures have significantly increased the ability of insurers to utilize new solutions to grow revenues, reduce costs and losses, improve pricing and engage more deeply and in more intuitive ways with a customer base that is increasingly comfortable with mobile and automated forms of self-service and communication. We anticipate that we will continue to invest in research and development and strategic investments so that we may further assist insurers in reaching their business goals.
Core Operational Platforms
We offer two core operational platforms: Guidewire InsuranceSuite and Guidewire InsuranceNow.
Guidewire InsuranceSuite
Guidewire InsuranceSuite is comprised of three primary applications: PolicyCenter, ClaimCenter and BillingCenter. We offer several add-on products designed to work seamlessly with these primary applications. InsuranceSuite is built on a unified technology platform that provides enhanced functionality and a common data model across applications.
Guidewire PolicyCenter is our flexible underwriting and policy administration application that serves as a comprehensive system-of-record supporting the entire policy lifecycle, including product definition, underwriting, quoting, binding, issuances, endorsements, audits, cancellations and renewals. Guidewire ClaimCenter offers end-to-end claims lifecycle management, including product definition, distribution, underwriting, policy holder services and claims management. Guidewire BillingCenter automates the billing lifecycle, enables the design of a wide variety of billing and payment plans, manages agent commissions and integrates with external payment systems.

Guidewire InsuranceNow
Guidewire InsuranceNow is a cloud-based platform for P&C insurers that offers policy, billing and claims management functionality to insurers that prefer to subscribe to a cloud-based, all-in-one solution. Guidewire InsuranceNow is only offered in the cloud, and is currently only available in the United States, though we intend to introduce it to select international markets in the future.
Guidewire InsuranceSuite: Add-on Applications
We offer a number of additional add-on applications for Guidewire InsuranceSuite.
Guidewire Underwriting Management
Guidewire Underwriting Management is a cloud-based, integrated business application designed for commercial and specialty line insurers to drive premium growth and profit from better underwriting. This feature-rich workstation delivers straight-through processing, exception-based underwriting, real-time collaboration, and knowledge management in one integrated solution.  Guidewire Underwriting Management is typically sold alongside Guidewire PolicyCenter, although it functions with other policy administration systems as well.
Guidewire Rating Management
Guidewire Rating Management enables P&C insurers to manage the pricing of their insurance products.
Guidewire Reinsurance Management
Guidewire Reinsurance Management enables P&C insurers to use rules-based logic to execute their reinsurance strategy through their underwriting and claims processes.
Guidewire Client Data Management
Guidewire Client Data Management helps P&C insurers capitalize on customer information more coherently, overcoming traditional siloed practices that impair efficiency and customer service.
Guidewire Product Content Management
Guidewire Product Content Management provides software tools and standards-based, line-of-business templates to enable insurers to more rapidly introduce and modify products by reducing product configuration and maintenance efforts. Any such product introduction or modification must connect to and incorporate regulatory or industry-standard data and content, such as ISO content.
Data Management and Analytics
We offer a variety of applications that allow insurers to consolidate, explore and analyze the data that is generated from their own operations and the data they capture from third-party sources.
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
Guidewire Live
Guidewire Live is a cloud-based suite of analytical applications that aggregates data from internal and third-party sources and analyzes and visualizes the data in ways that provide insurers with valuable insights into their business. These insights can be acted upon through the processes managed by InsuranceSuite.

Guidewire Predictive Analytics
Guidewire Predictive Analytics is a cloud-based tool which allows insurers to make data-driven decisions throughout the insurance lifecycle. By building predictive models from multiple data sets, analyzing model output, and deploying predictive models, insurers can realize significant reductions in loss ratio and expenses.
Digital Engagement
Guidewire Digital Engagement Applications
Our Digital Engagement Applications enable insurers to provide digital experiences to customers, agents, vendors and field personnel through their device of choice. As consumers increasingly use self-service functions on the Internet and on mobile devices, we believe that many of them prefer to interact with their insurance providers digitally and they expect to have consistent and efficient transactional experience through multiple channels, whether online, in-person or by phone. Our Digital Engagement applications also benefit agents and brokers who are seeking to automate business processes with insurers to improve customer service and productivity.
Technology
Our applications are designed to assist P&C insurers to grow their business, improve customer and agent engagement, lower operating costs and improve decision making. We have increased the scope of Guidewire InsurancePlatform through internal development and acquisitions. This growing scope has required greater investment in the development of application interfaces and shared services necessary to unify the operations and user experience across our applications. To meet the anticipated increased demand for cloud-delivered solutions, we have increased investments to leverage the growing number of technology services provided by on-demand infrastructure vendors such as Amazon with AWS and Microsoft with Azure. The shift to cloud-delivered solutions has also required significant focus in improving our ability to manage and operate our applications since our cloud-based deployments, unlike our on-premise implementations, shift many operational responsibilities to us. Finally, we continue to improve the scalability of our applications, which are required to perform millions of complex transactions that must balance on a daily basis. This accuracy must be maintained not only during normal business operations, but also during extraordinary events such as catastrophes, which may result in extremely high transaction volume in a short period of time.
Services
Implementation Services
We provide implementation and integration services to help our customers realize the benefits of our software products and subscription services. Our implementation teams assist customers in building implementation plans, integrating our software with their existing systems and defining business rules and specific requirements unique to each customer and installation. We also partner with leading system integration consulting firms, certified on our software, to achieve scalable, cost-effective implementations for our customers. As of July 31, 2017, we had 730 employees in our professional services organization, compared to 573 as of July 31, 2016.
Guidewire Production Services
Customers that contract with us for a cloud-based version of any Guidewire InsurancePlatform application receive access to our software, 24x7 technical management, monitoring and, in some cases, version upgrades. Customers may also receive additional services, such as defect fixes, regulatory updates and minor platform delivery enhancements.

Customers
We market and sell our products to a wide variety of global P&C insurers ranging from some of the largest global insurers to national and regional carriers. We believe strong customer relationships are a key driver of our success given the long-term nature of our customer engagements and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. As of July 31, 2017, we had 328 customers using one or more of our products in 37 countries.
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

As part of our PartnerConnect alliance program, we have a community of Solution Partners developing integration accelerators that enable their on-premise and cloud-based software solutions to interoperate with our products. As of July 31, 2017, approximately 70 of these partner-developed integrations have been validated by us and awarded Ready for Guidewire branding. Guidewire Marketplace provides our customers with an online forum to learn about and download Ready for Guidewire integration accelerators for use with our products. These accelerators help customers reduce implementation risk and effort, and lower the total cost of implementation and operation. We anticipate expanding the reach of Guidewire Marketplace.
Sales and Marketing
Consistent with our industry focus and the mission-critical needs our products address, our sales and marketing efforts are tailored to communicate effectively to senior executives within the P&C industry. Our sales, marketing and executive teams work together to cultivate long-term relationships with current and prospective customers in each of the geographies in which we are active.
As of July 31, 2017, we employed 298 employees in a sales and marketing capacity, including 56 direct sales representatives organized by geographic region across the Americas, EMEA and APAC. This team serves as both our exclusive sales channel and our account management function. We augment our sales professionals with a presales team possessing insurance domain and technical expertise, who engage customers in sessions to understand their specific business needs and then represent our products through demonstrations tailored to address those needs.
Our marketing team supports sales with competitive analysis and sales tools, while investing to strengthen our brand name and reputation. We participate at industry conferences, are published frequently in the industry press and have active relationships with all of the major industry analysts. We also host Connections, our annual user conference where customers both participate in and deliver presentations on a wide range of Guidewire and insurance technology topics. We invite potential customers and partners to our user conference, as we believe customer references are a key component of driving new sales. Our strong relationships with leading system integrators enhance our direct sales through co-marketing efforts and by providing additional market validation of the distinctiveness and quality of our offerings.
Research and Development
Our research and development efforts focus on enhancing our products to meet the increasingly complex requirements of P&C insurers by broadening the capabilities and delivery options of Guidewire InsurancePlatform and its associated applications. These efforts are intended to help our customers improve their operations, drive greater digital engagement with their customers, agents and brokers; and gather, store and analyze data to improve business decisions. We also invest significantly in developing the product definitions and integrations necessary to have our applications meet the market requirements of each country or state in which we sell our software. This market-segment specific functionality must be updated regularly in order to stay current with regulatory changes in each market. We rely on a multi-national engineering team, which has grown organically and through acquisitions. As of July 31, 2017, our research and development department had 581 employees.

Competition
The software market that caters to the P&C insurance industry is highly competitive and fragmented. Increased spending by carriers on software solutions and the emergence of new platform ambitions that have broadened from core system modernization to new digital engagement and data and analytics solutions, have generated significant interest among investors and entrepreneurs. Increased capital allows market participants to adopt more aggressive go-to-market strategies, improve existing products and introduce new ones, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs and the introduction of new cloud-delivered models. This creates an environment of increasing competition. Our current and future competitors vary in size and in the breadth and scope of the products and services they offer. Our current competitors include, but are not limited to:

Internally developed software	Many large insurance companies have sufficient IT resources to maintain and augment their own proprietary internal systems, or to consider developing new custom systems;
IT services firms	Firms such as DXC Technology, NTT Data and Tata Consultancy Services Limited offer software and systems or develop custom, proprietary solutions for the P&C insurance industry;
P&C insurance software vendors
Vendors such as 1insurer (formerly Innovation Group), CodeObjects, Duck Creek, eBaoTech Corporation, EIS Group, Fadata AD, FINEOS, Insurity, Inc., Keylane/Quinity, Majesco, One, Inc., OneShield, Inc., Patriot Technology Solutions, Prima Solutions, RGI, Sapiens International Corporation, StoneRiver, Inc., and TIA Technology A/S provide software solutions that are specifically designed to meet the needs of P&C insurers; and

Horizontal software vendors	Vendors such as Pegasystems Inc. and SAP AG offer software that can be customized to address the needs of P&C insurers.
Competitive factors in our industry depend on the product being offered, and the size, geographic market and line of business of potential customers. The principal competitive factors include product functionality, performance, customer references, total cost of ownership, solution completeness, implementation track record, and in-depth knowledge of the P&C insurance industry. We typically compete favorably on the basis of these factors in most geographies.
As we expand our product portfolio, we may begin to compete with software and service providers we have not previously competed against. For example, companies such as Verisk, SAS, IBM and Towers Watson offer data and analytics tools that may, in time, be more competitive with our offerings. Some of these potential competitors may also acquire companies which offer P&C insurance software.

Intellectual Property
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Our success and ability to compete depend in part upon our ability to protect our proprietary technology, to establish and adequately protect our intellectual property rights, and to protect against third-party claims and litigation related to intellectual property. To accomplish these objectives, we rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections. We own or have pending a significant number of patents and patent applications, which generally apply to our software. Our owned patents have expiration dates starting in 2025. We also rely on several registered and unregistered trademarks, as well as pending applications for such registrations, in order to protect our brand both in the United States and internationally.
Employees
As of July 31, 2017, we had 1,893 employees, including 730 in professional services, 95 in technical support and licensing operations, 581 in research and development, 298 in sales and marketing, and 189 in general and administrative roles. As of July 31, 2017, we had 1,232 employees in the United States and 661 employees internationally. Our employees in the United States are not represented by a labor union, however, for certain foreign subsidiaries, there are workers’ councils that represent our employees. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Seasonality
We have historically experienced seasonal variations in our license and other revenues as a result of increased customer orders in our second and fourth fiscal quarters. We generally see a modest increase in orders in our second fiscal quarter, which is the quarter ending January 31, due to customer buying patterns. We also see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. For example, the timing of a small number of large transactions or the receipt of early payments may be sufficient to disrupt seasonal revenue trends. On an annual basis, our maintenance revenues, which are recognized ratably, may also be impacted in the event that seasonal patterns change significantly. As we increase subscription sales, a concentration of such sales in our fiscal fourth quarter will reduce the revenues we can recognize in the fiscal year, which will impact the revenues reported in the fiscal year and our revenue growth.

Our services revenues are also subject to seasonal fluctuations, though to a lesser degree than our license revenues. Our services revenues are impacted by the number of billable days in a given fiscal quarter. The quarter ended January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas and New Year’s holidays. The quarter ended July 31 usually also has fewer billable days due to the impact of vacation times taken by our professional staff. Because we pay our services professionals the same amounts throughout the year, our gross margins on our services revenues are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
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
Our quarterly and annual results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control. This variability may lead to volatility in our stock price as investors and research analysts respond to quarterly fluctuations. In addition, comparing our results of operations on a period-to-period basis, particularly on a sequential quarterly basis, may not be meaningful. You should not rely on our past results as an indication of our future performance.
Factors that may affect our results of operations include:

•	the timing of new orders and revenue recognition for new and prior year orders;

•	seasonal buying patterns of our customers;

•	the proportion and timing of subscription sales as opposed to software licenses, and the variations in revenue recognition between the two sales methods;

•	volatility in the sales of our products and the execution timing of new and renewal agreements within such periods;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers;

•	our ability to attract new customers in both domestic and international markets;

•	the structure of our licensing contracts, including delayed payment or acceptance terms and escalating payments, including fluctuations in perpetual licenses from period to period;

•
our ability to enter into contracts on favorable terms, including terms related to price, payment timing and product delivery with customers and prospects that possess substantial negotiating leverage and procurement expertise;

•	introduction of new, or the increase of existing, licensing models that feature ratable revenue recognition;

•	our ability to develop and achieve market adoption of cloud-based services;

•	increases in cloud-related development and services costs;

•	the incurrence of penalties for failing to meet certain contractual obligations, including service levels and implementation times;

•
the impact of a recession or any other adverse global economic conditions on our business, including uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements;

•	the lengthy and variable nature of our product implementation cycles;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	variations in the amount of policies sold by our customers, where pricing to such customers is based on the direct written premium that is managed by our solutions;

•	erosion in services margins or significant fluctuations in services revenues caused by changing customer demand;

•	our ability to realize expected benefits from our acquisitions;

•	timing of commissions expense related to large transactions;

•	bonus expense based on the bonus attainment rate;

•	the timing and cost of hiring personnel and of large expenses such as third-party professional services;

•	stock-based compensation expenses, which vary along with changes to our stock price;

•	fluctuations in foreign currency exchange rates;

•	unanticipated trade sanctions and other restrictions that may impede our ability to sell internationally; and

•	future accounting pronouncements or changes in accounting rules or our accounting policies.
In addition, our license and other revenue may fluctuate if our customers make early payments of their annual license fees in advance of the invoice due date. This may cause an unexpected increase in revenues in one quarter, reducing revenue and growth rates in future periods.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. We believe our ability to adjust spending quickly enough to compensate for a revenue shortfall is very limited and our inability to do so could magnify the adverse impact of such revenue shortfall on our results of operations. If we fail to achieve our quarterly forecasts, if our forecasts fall below the expectations of investors or research analysts, or if our actual results fail to meet the expectations of investors or research analysts, our stock price may decline.
Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline.
We have signed a significantly higher percentage of software license orders in the second and fourth quarters of each fiscal year. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns, and our sales are typically greatest in the fourth quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenues have historically been recognized in our second and fourth fiscal quarters. Since a substantial majority of our license revenues recur annually under our multi-year contracts, we expect to continue to experience this seasonality effect in subsequent years. However, we currently anticipate that sales of subscription services will increase as a percentage of new and total yearly sales. Subscriptions are recognized ratably over the term of the agreement after provisioning of the software, which may take as many as 90 days for our more complex implementations. Over time, this may reduce the impact of our historic seasonality, but in the near term the introduction of proportionally more subscription services into our revenue stream, together with their delayed and ratable recognition, will likely impact quarter over quarter and year over year revenue growth comparisons. The concentration of sales in the fourth quarter, including sales of subscription services, may exacerbate this effect.
Our quarterly growth in license revenues also may not match up to new orders we receive in a given quarter, which could mask the impact of seasonal variations. This mismatch is primarily due to the following reasons:

•	for the initial year of a multi-year term license, revenue recognition may not occur in the period when the order is placed due to certain revenue recognition criteria not being met;

•
we may enter into license agreements with future product delivery requirements or specified terms for product upgrades or functionality, which may require us to delay revenue recognition for the initial period;

•	our term licenses may include payment terms that escalate every year and may be modest in the first year; and

•	our subscription arrangements are recognized ratably and only a portion of the revenue from an order is recognized in the same fiscal period of the order.
Additionally, seasonal patterns may be affected by the timing of particularly large transactions. For example, in fiscal year 2017, we achieved higher revenue growth in the third fiscal quarter than in the fourth fiscal quarter due to the effects of a single large contract that was entered into in the third fiscal quarter.
Our revenues may fluctuate versus comparable prior periods or prior quarters within the same fiscal year based on when new orders are executed in the quarter and the payment terms of each order. Our ability to renew existing contracts for multiple year terms versus annual automatic renewals may also impact revenue recognition.
We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. However, in certain circumstances, our customers desire the ability to purchase our products on a perpetual license basis, resulting in an acceleration of revenue recognition. Milestone payments in a perpetual license order also cause seasonal variations. Our perpetual license revenues are not necessarily consistent from period to period. In addition, a few of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses and the exercise of perpetual buyout rights at the end of the initial contract term by our customers may lead to variability in our results of operations. Increases in perpetual license sales and exercises of perpetual buyout rights by our customers may affect our ability to show consistent growth in license revenues in subsequent periods. Reductions in perpetual licenses in future periods could cause adverse period-to-period comparisons of our financial results.
Seasonal and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.

We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business, results of operations and financial condition.
Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenues. While the composition of our individual top customers will vary from year to year, in fiscal years 2017, 2016 and 2015, our ten largest customers accounted for 27%, 27% and 31% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate its relationship with us, our business, results of operations and financial condition would be harmed. Additionally, if our sales to one or more of these anticipated customers in any particular period are ratable in nature, or if we fail to achieve the required performance or acceptance criteria for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
If we are required to, and fail to successfully manage any changes to our business model, including the transition of our products to cloud offerings, our results of operations could be harmed.
To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering in addition to our on-premises offering. This adjustment to our business model requires a considerable investment of technical, financial, legal and sales resources. Our transition to cloud offerings will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. Such investments may not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of public infrastructure, may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our applications. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. Furthermore, we may assume greater responsibilities for implementation related services during this transition. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. As with our stated history, the consequences in such circumstances could include: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated subscription or service fees.
We expect the revenue we would recognize under our cloud-based subscription model to be recognized ratably over the term of the contract. The transition to ratable revenue recognition may reduce license revenue we otherwise would have recognized in those periods in which the portion of our revenues attributable to ratable subscription contracts grows. This effect on recognized revenue may be magnified in any fiscal year due to the concentration of our orders in the fourth quarter. A combination of increased costs and delayed recognition of revenue would adversely impact our gross and operating margins during those periods.
In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including but not limited to: price, security, reliability, performance, customer preference, public concerns regarding privacy and the enactment of restrictive laws or regulations. We are in the early stages of rearchitecting our existing products and developing new products in an effort to offer customers greater choices on how they consume our software. As our business practices in this area develop and evolve over time, we may be required to revise the subscription agreements we initially develop in connection with this transition, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including but not limited to: customer demand, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, and our costs. In addition, the metrics we and our investors use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. It may be difficult, therefore, to accurately determine the impact of this transition on our business on a contemporaneous basis, or to clearly communicate the appropriate metrics to our investors. If we are unable to successfully establish these new cloud offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our reputation could suffer and our results of operations could be harmed, which may cause our stock price to decline.
Increases in services revenues as a percentage of total revenues or lower services margins could adversely affect our overall gross margins and profitability.
Our services revenues were 34%, 34% and 40% of total revenues for each of fiscal years 2017, 2016 and 2015, respectively. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 7%,

8% and 12% for fiscal years 2017, 2016 and 2015, respectively, while the gross margin for license revenues was 94%, 97% and 97% for fiscal years 2017, 2016 and 2015. An increase in the percentage of total revenues represented by services revenues or lower services margins could reduce our overall gross margins and operating margins. We anticipate that in fiscal year 2018, services revenues will grow significantly as a percentage of total revenues, which will likely reduce our overall gross margin and operating margin for the year. Such a trend can be the result of several factors, some of which may be beyond our control, including increased customer demand for our service team involvement in new products and services, the rates we charge for our services, and the extent to which system integrators are willing and able to provide services directly to customers. Erosion in our services margins would also adversely affect our gross and operating margins. Services margins may erode for a period of time as we work to grow our business and overall revenue; for instance, services margins may erode if we hire and train additional services personnel to support new products including cloud-based services, if we require additional service personnel to support entry into new markets, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without commensurate compensation.
Services margins may also decline if we are required to defer services revenues in connection with an engagement. This may happen for a number of reasons, including if there is a specific product deliverable associated with a broader services engagement. In these situations, we would defer only the direct costs associated with the engagement. Deferring all revenue but only direct costs will reduce margins. In fiscal year 2017, for example, we deferred a significant amount of revenue and direct costs associated with one project, which reduced margins and reported services revenues during fiscal year 2017.
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
Our business strategy includes the potential acquisition of shares or assets of companies with software, technologies or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, in March 2016, we acquired EagleEye Analytics Inc., a provider of cloud-based predictive analytics products designed for P&C insurers; in August 2016, we acquired FirstBest Systems, Inc., a provider of an underwriting management system for P&C insurers; and in February 2017, we acquired ISCS, Inc., a provider of a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality for P&C insurers. Each of these acquisitions was initially dilutive to earnings. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to: assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies; retain key personnel necessary to favorably execute the combined companies’ business plan; or retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, if we have not established vendor-specific objective evidence (“VSOE”) for the undelivered elements in the arrangement. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with sales of existing products. A delay in the recognition of revenues from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins and may reduce the benefits of such acquisitions or alliances.
Additionally, competition within the software industry for acquisitions of businesses, technologies and assets has been, and may continue to be, intense. As such, even if we are able to identify an acquisition that we would like to pursue, the target may be acquired by another strategic buyer or financial buyer such as a private equity firm, or we may otherwise not be able to complete the acquisition on commercially reasonable terms, if at all. Moreover, in addition to our failure to realize the anticipated benefits of any acquisition, including our revenues or return on investment assumptions, we may be exposed to unknown liabilities or impairment charges as a result of acquisitions we do complete.
We face intense competition in our market, which could negatively impact our business, results of operations and financial condition and cause our market share to decline.
The market for our software and services is intensely competitive. The competitors we face in any sale may change depending on, among other things, the line of business purchasing the software, the application being sold, the geography in which we are operating and the size of the insurance carrier to which we are selling. For example, we are more likely to face competition from small independent firms when addressing the needs of small insurers. These competitors may compete on the basis of price, the time and cost required for software implementation, custom development, or unique product features or functions. Outside of the United States, we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge and pre-built content applicable to that jurisdiction. We also complete with vendors of horizontal software products that may be customized to address needs of the P&C insurance industry.
Additionally, many of our prospective customers operate firmly entrenched legacy systems, some of which have been in operation for decades. Our implementation cycles may be lengthy, variable and require the investment of significant time and expense by our customers. These expenses and associated operating risks attendant on any significant process of re-engineering and technology implementation exercise, may cause customers to prefer maintaining legacy systems. Also, maintaining these legacy systems may be so time consuming and costly for our customers that they do not have adequate resources to devote to the purchase and implementation of our products. We also compete against technology consulting firms that either helped create such legacy systems or may own, in full or in part, subsidiaries that develop software and systems for the P&C insurance industry.
As we expand our product portfolio, we may begin to compete with software and service providers we have not competed against previously. Such potential competitors offer data and analytics tools that may, in time, become more competitive with our offerings.
We expect the intensity of competition to remain high in the future, as the amount of capital invested in current and potential competitors has increased significantly in recent years, and this may lead to improved product or sales capabilities, which in turn could lead to new or expanded partnerships with systems integrators. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of market share, would harm our business, results of operations, financial condition and/or future prospects. Our larger current and potential competitors may be able to devote greater resources to the development, promotion and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenues and profitability.
In addition, our industry is evolving rapidly and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-based solutions, which could reduce demand for our offerings. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. This may increase our costs more than we anticipate and may adversely impact our results of operations.

Our current and potential competitors may also establish cooperative relationships among themselves or with third parties to further enhance their resources and offerings. Current or potential competitors may be acquired by other vendors or third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be more able than we are to adapt quickly to new technologies and customer needs, to devote greater resources to the promotion or sale of their products and services, to initiate or withstand substantial price competition, or to take advantage of emerging opportunities by developing and expanding their product and service offerings more quickly than we can. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such relationships or acquisitions. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations and financial condition could be materially and adversely affected.
If our products or cloud-based services experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our products may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities. Our software and cloud services involve the storage and transmission of data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations and other liability for our company. While we have taken steps to protect the confidential information to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement by existing customers, could cause existing customers to elect not to renew their term licenses, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations.
We have begun the process of implementing a new enterprise resource planning system as well as other accounting and sales IT systems. If these new systems prove ineffective, or if we experience issues with the transition from our current systems, we may be unable to timely or accurately prepare financial reports, or invoice and collect from our customers.
In fiscal year 2017, we began the process of implementing a new enterprise resource planning (“ERP”) system and other accounting systems, including a new revenue reporting system in advance of the adoption of ASC 606 in fiscal year 2019.  These systems are critical for accurately maintaining books and records and preparing our financial statements. We intend to transition to our new ERP and revenue systems during fiscal year 2018.  While we will invest significant amounts, including for additional personnel and third-party consultants, to implement these systems, we cannot assure you that the implementation will be successful or that we will not experience difficulties following the transition. Any delay or error in the implementation or transition could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, file our quarterly or annual reports with the SEC, and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Even if we are able to complete the implementation, data integrity problems or other issues may subsequently be discovered which, if not corrected, could impact our business, reputation or results of operations. If we encounter unforeseen difficulties with our new ERP and revenue system implementations, there will be additional demands on our management team and our business, operations and results of operations could be adversely affected.
Our customers may defer or forego purchases of our products or services in the event of weakened global economic conditions political transitions and industry consolidation.
General worldwide economic conditions remain unstable. Prolonged economic uncertainties or downturns could harm our business operations or financial results. For example, the decision by referendum to withdraw the United Kingdom (U.K.) from the European Union (“Brexit”) in June 2016 caused significant volatility in global stock markets and fluctuations in currency exchange rates and the impending Brexit has arguably caused and may continue to cause delays in purchasing decisions by our potential and current customers affected by this transition. The results of this referendum, or other global events, may continue to create global economic uncertainty not only in the U.K., but in other regions in which we have significant operations. These conditions make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. P&C insurance companies may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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
Our customers are P&C insurers which have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather and fires. Global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In 2017, for example, parts of the United States suffered extensive damage due to multiple hurricanes and fires. We anticipate the combined effect of those losses to be very large. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenues as such events may cause customers to postpone purchases of new offerings and professional service engagements or to discontinue existing projects.
Our sales and implementation cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenues.
The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, and often involves a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size of an initial license until very late in the sales cycle. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize license revenues until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational, or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties, costs and/or additional resource commitments, which would adversely affect our business and results of operations.
The implementation and testing of our products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ and third-party’s systems, as well as adding customer and third-party data to our platform. This can be complex, time consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. Failing to meet the expectations of our customers for the implementation of our products could result in a loss of customers and negative publicity about us and our products and services. Such failure could result from deficiencies in our product capabilities or inadequate service engagements by us, our system integrator partners or our customers’ IT employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales or upon renewals of existing licenses, and a customer’s refusal to pay their contractually-obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.

If we are unable to continue the successful development of our global direct sales force and the expansion of our relationships with our strategic partners, sales of our products and services will suffer and our growth could be slower than we project.
We believe that our future growth will depend on the continued recruiting, retention and training of our global direct sales force and their ability to obtain new customers, both large and small P&C insurers, and to manage our existing customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of global direct sales personnel. New hires require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive global direct sales personnel, sales of our products and services will suffer and our growth will be impeded.
We believe our future growth also will depend on the retention and expansion of successful relationships with system integrators, including with system integrators that will focus on InsuranceNow and other products we may acquire in the future. Our system integrators as channel partners help us reach additional customers. Our growth in revenues, particularly in international markets, will be influenced by the development and maintenance of this indirect sales channel which, in some cases, may require the establishment of effective relationships with regional systems integrators. Although we have established relationships with some of the leading system integrators, our products and services may compete directly against products and services that such leading system integrators support or market. We are unable to control the quantity or quality of resources that our system integrator partners commit to implementing our products, or the quality or timeliness of such implementation. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our products, will have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions, or renewals of existing agreements, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have been required to, and may continue to be required to, reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to avoid reducing our average selling prices or increasing our average costs, our results of operations could be harmed.
Failure of any of our established products or services to satisfy customer demands or to maintain market acceptance would harm our business, results of operations, financial condition and growth prospects.
We derive a significant majority of our revenues and cash flows from our established product offerings, including InsuranceSuite, InsuranceNow and our Digital and Data Products. We expect to continue to derive a substantial portion of our revenues from these sources. As such, continued market acceptance of these products is critical to our growth and success. Demand for our products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our products, the timing of development and release of new products by us and our competitors, technological advances which reduce the appeal of our products, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our products, our business, results of operations, financial condition and growth prospects may be adversely affected.
Our business depends on customers renewing and expanding their license, maintenance and subscription contracts for our products. A decline in our customer renewals and expansions could harm our future results of operations.
Our customers have no obligation to renew their term licenses or subscriptions after their contract period expires, and these licenses and subscriptions, if renewed, may be done so on less favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their licenses or subscriptions before they expire. We may not accurately predict future trends in customer renewals. In addition, our term and perpetual license customers have no obligation to renew their maintenance arrangements after the expiration of the initial contractual period. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors, or the sale of their operations to a buyer that is not a current customer.
Also, in some cases, our customers have a right to exercise a perpetual buyout of their term licenses at the end of the initial contract term, which if exercised would eliminate future term license payments. If our customers do not renew their term licenses or subscriptions for our solutions or renew on less favorable terms, our revenues may decline or grow more slowly than expected and our profitability may be harmed.
If we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage.
Our success depends on our continued ability to develop, introduce and market new and enhanced versions of our products to meet evolving customer requirements. Because some of our products are complex and require rigorous testing, development cycles can be lengthy, taking us multiple years to develop and introduce new products or provide updates to our existing products. Additionally, market conditions may dictate that we change the technology platform underlying our existing products or that new products be developed on different technology platforms, potentially adding material time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses.
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
The license and support of our software creates the risk of significant liability claims against us. Our license and subscription agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations and financial condition.
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
Our software license agreements typically contain provisions permitting the customer to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for our applicable products in escrow with a third party. Under these escrow agreements, the source code to the applicable product may be released to the customer, typically for its use to maintain, modify and enhance the product, upon the occurrence of specified events, such as our filing for bankruptcy, discontinuance of our maintenance services and breaching our representations, warranties or covenants of our agreements with our customers. Additionally, in some cases, customers have the right to request access to our source code upon demand. Some of our customers have obtained the source code for certain of our products by exercising this right, and others may do so in the future.
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
We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to many of the restrictions in an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on hundreds of software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including objectionable open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated such open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.
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
Our ability to sell our products is highly dependent on the quality of our professional services and technical support services and the support of our system integration providers, and the failure of us or our system integration providers to offer high-quality professional services or technical support services could damage our reputation and adversely affect our ability to sell our products and services to new customers and renew agreements with our existing customers.
If we or our system integration providers do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology investments and data, our customers may depend on our technical support services and/or the support of system integrators or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to increase our penetration with larger customers, a key group for the growth of our revenues and profitability. In addition, as we further expand our products to include a cloud-based offering, our professional services and support organization will face new challenges, including hiring, training and integrating a large number of new professional services personnel with experience in delivering high-quality support for cloud-based offerings. Alleviating any of these problems could require significant capital expenditures which could adversely affect our growth prospects. Further, as we continue to rely on system integrators to provide deployment and on-going services, our ability to ensure a high level of quality in addressing customer issues is diminished. Our failure to maintain high-quality implementation and support services, or to ensure that system integrators provide the same, could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly those on our management team, including Marcus Ryu, one of our co-founders and our current president and chief executive officer, and our sales and marketing personnel, professional services personnel and software engineers. Our inability to attract and retain qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations and financial condition. U.S. immigration policy is currently being reviewed by the federal government, which may or may not result in significant changes and could hamper our efforts to hire highly skilled foreign employees. If future changes to U.S. immigration policy restrict our access to highly specialized engineers, our business would be adversely impacted.
Any one of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team could significantly delay or prevent us from achieving our business and/or development objectives, and could materially harm our business.
We face competition for qualified individuals from numerous software and other technology companies. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, though we also face significant competition in all of our domestic and foreign development centers. Further, significant amounts of time and resources are required to train technical, sales, services and other personnel. We may incur significant costs to attract, train and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them.
Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, or we may be required to pay increased compensation in order to do so.
Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate managers to lead the local business and employees with the appropriate skills. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our reputation could suffer and our ability to attract new clients may be harmed.
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
We have experienced consistent growth and expect to continue to expand our operations, among other factors, in the number of employees and in the locations and scope of our international operations. This expansion has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations and employees in geographically distributed locations. For example, in fiscal 2018, we anticipate implementing a new enterprise resource planning system, as well as related revenue recognition modules. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products. If we increase the size of our organization without experiencing an increase in sales of our products and services, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations and related system implementations, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy.

Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.
We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2017, 2016 and 2015, $162.1 million, $148.8 million and $134.6 million of our revenues, respectively, were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	unique terms and conditions in contract negotiations imposed by customers in foreign countries;

•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•	the need to localize our products and licensing and subscription programs for international customers;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens and costs of complying with a wide variety of foreign laws and legal standards;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;

•	compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	weaker protection of intellectual property rights in some countries;

•	multiple and possibly overlapping tax regimes;

•	government sanctions that may interfere with our ability to sell into particular countries, such as Russia; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.
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
Our revenues, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen, Polish Zloty and Brazilian Real.
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
Our current and predominant business model does not significantly collect and transfer personal information from our customers to us, however, as adoption of our cloud-based services occurs, the amount of customer data we manage, hold and/or collect will increase significantly. In addition, a limited number of our product solutions may collect, process, store, and use transaction-level data aggregated across insurers using our common data model.  We anticipate that over time we will expand the use and collection of personal information as greater amounts of such personal information may be transferred from our customers to us and we recognize that personal privacy has become a significant issue in the United States, Europe, and many other jurisdictions where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information.
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
Furthermore, concerns regarding data privacy and/or security may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our product solutions effectively. Even the perception that the privacy and/or security of personal information is not satisfactorily managed, or does not meet applicable legal, regulatory and other requirements, could inhibit sales of our products or services, and could limit adoption of our solutions, resulting in a negative impact on our sales and results from operations.
Privacy concerns in the European Union are evolving and we may face fines and other penalties if we fail to comply with these evolving standards, and compliance with these standards may increase our expenses and adversely affect our business and results of operations.
In the European Community, Directive 95/46/EC (the “Directive”) has required European Union member states to implement data protection laws to meet the strict privacy requirements of the Directive, which has resulted in changes in previously accepted practices.
Among other changes, EU Commission has formally adopted a new mechanism for the transfer of personal data from the European Union (the “EU”) to the United States, branded the “EU-US Privacy Shield” (“Privacy Shield”). We are currently certified with the U.S. Department of Commerce (“DOC”) to comply with the Privacy Shield a Framework, however, companies will continue to face uncertainty to the extent they operate in both jurisdictions and transfer any Personal Data between the two. If we are investigated by a European data protection authority and found to be out of compliance, we could face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
While we will continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to means of transferring Personal Data from the EEA. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use some of our services due to the potential risk exposure of Personal Data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to the transfer of any Personal Data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of Personal Data is a necessary requirement.
Though our current and predominant business model does not significantly collect and transfer personal information from our customers to us, the potential transition to more cloud-based services, and the current data protection landscape in the EU may subject us to greater risk of potential inquiries and/or enforcement actions. We may find it necessary to establish alternative systems to maintain Personal Data originating from the EU in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our cloud-based services, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer cloud-based services.
Anticipated further evolution of EU regulations on this topic may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by new regulations and we may be required to make significant changes to our software applications and expanding business operations, all of which may adversely affect our results of operations.
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
The accounting rules and regulations that we must comply with are complex. Additionally, the Financial Accounting Standards Board (the "FASB") and the Securities and Exchange Commission have focused on the integrity of financial reporting. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements.
The FASB issued new accounting guidance on revenue recognition that becomes effective for us beginning August 1, 2018. The standard permits the use of either the full retrospective or cumulative effect transition method. We currently intend to select the cumulative effect transition method. While we continue to evaluate the impact this guidance will have on our financial condition and results of operations, any change in how we recognize revenues can have a significant impact on our quarterly or annual financial results from operations. In order to reduce the risk of financial statement volatility, we revised our contracting practices primarily by shortening the initial non-refundable term of our licenses. If we are unsuccessful in adapting our business to the requirements of the new revenue standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline. In addition to greater volatility, the application of this new standard may result in the exclusion of a portion of the licensing revenues from contracts in effect prior to the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our recognized revenues and net income.
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
If a material misstatement occurs in the future, we may fail to meet our future reporting obligations. For example, we may fail to file periodic reports in a timely manner or may need to restate our financial results, either of which may cause the price of our common stock to decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Furthermore, transition in enterprise resource planning or other major operational systems could impact the timely generation of our financial statements. In fiscal 2017, we began implementing a new financial management system, as well as applications to help us manage the recognition of our revenues under a new standard. We currently anticipate completing implementation of these applications by the third quarter of fiscal year 2018. If as a result of implementing this new system or otherwise, we cannot provide timely reliable financial reports, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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
We may not be able to obtain capital when desired on favorable terms, if at all, and we may not be able to obtain capital or complete acquisitions through the use of equity without dilution to our stockholders.
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products and services, acquire businesses and technologies, or otherwise to respond to competitive pressures.
If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses.
Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, could have a material adverse impact on our business, results of operations and financial condition. In addition, our information technology systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. To the extent that such disruptions result in delays or cancellations of customer orders or collections, or the deployment of our products, our business, results of operations and financial condition would be adversely affected.
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
Our corporate headquarters are located in Foster City, California, where we currently have a seven year lease for approximately 97,674 square feet of space that commenced on August 1, 2012. As of July 31, 2017, we also lease facilities for our distributed sales, services and development centers, including in Bedford, Massachusetts; Birmingham, Alabama; Columbia, South Carolina; Dublin, Ireland; Edina, Minnesota; Exton, Pennsylvania; Krakow, Poland; London, United Kingdom; Mississauga, Ontario, Canada; Paris, France; San Jose, California; San Diego, California; Sydney, Australia and Tokyo, Japan.
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
Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “GWRE”. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
First Quarter	$63.90	$57.45	$59.21	$50.68
Second Quarter	$58.92	$49.33	$61.90	$51.74
Third Quarter	$61.72	$52.31	$58.02	$43.05
Fourth Quarter	$72.81	$60.50	$63.79	$55.25
On July 31, 2017, the last reported sale price of our common stock on the New York Stock Exchange was $72.16 per share. As of July 31, 2017, we had 54 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite Total Returns Index and the Zacks Computer Software Services Total Return Index for the period from July 31, 2012 through July 31, 2017. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Zacks Computer Software Services Total Return Index assume reinvestment of dividends.

	7/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016	7/31/2017

Guidewire Software, Inc.	100.00	170.54	157.83	230.12	240.06	281.81
NASDAQ Composite-Total Returns	100.00	125.15	152.69	181.26	185.53	230.82
Zacks Computer Software Services Total Return	100.00	115.14	102.30	93.43	84.50	87.56

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no repurchases of shares of our common stock made during the three months and the fiscal year ended July 31, 2017.

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

	Fiscal years ended July 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Total revenues	$514,284	$424,446	$380,537	$350,246	$300,649
Total cost of revenues	191,559	151,834	147,184	148,947	125,651
Total gross profit	322,725	272,612	233,353	201,299	174,998
Income from operations	26,612	16,437	16,493	18,422	29,739
Net income	$21,224	$14,976	$9,885	$14,721	$24,658
Net income per share:
Basic	$0.29	$0.21	$0.14	$0.22	$0.44
Diluted	$0.28	$0.20	$0.14	$0.21	$0.40
Shares used in computing net income per share:
Basic	73,994,577	72,026,694	70,075,908	65,748,896	56,331,018
Diluted	75,328,343	73,765,960	72,314,433	69,112,733	61,569,195

	As of July 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash, cash equivalents and investments	$687,788	$735,802	$677,752	$647,781	$207,739
Working capital	515,624	588,589	557,235	421,044	135,309
Total assets	1,078,901	916,178	799,947	757,227	305,673
Total stockholders’ equity	893,281	783,935	689,388	650,686	221,832

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a provider of software products and subscription services for the global property and casualty (“P&C”) industry. Our software serves as a technology platform for P&C insurance primary carriers. Guidewire InsurancePlatformTM consists of applications to support core operations, data management and analytics, and digital engagement, and is connected to numerous data sources and third party applications. Our applications are designed to work together to strengthen our customers’ ability to adapt and succeed. Guidewire InsuranceSuite™ and Guidewire InsuranceNowTM provide core transactional systems of record supporting the entire insurance lifecycle, including product definition, distribution, underwriting, policy holder services and claims management. Guidewire InsuranceSuite is a highly configurable and scalable system comprised primarily of three applications (ClaimCenter, PolicyCenter and BillingCenter) that can be licensed separately or together and can be deployed on-premise or in the cloud. Guidewire InsuranceNow is a cloud-based system that offers policy, billing, and claims management functionality to insurers that prefer an all-in-one solution. Our data and analytics applications enable insurers to manage data more effectively and gain insights into their business. Our digital engagement applications enable digital sales, omni-channel service and enhanced claims experiences for policyholders, agents, vendor partners and field personnel. The applications and services of Guidewire InsurancePlatform can be deployed on-premise, in the cloud or in a hybrid mode. To support P&C insurers globally, we have localized, and will continue to localize, our software for use in a variety of international regulatory, language and currency environments.
We sell our products to a wide variety of global P&C insurers ranging from some of the largest global insurance carriers or their subsidiaries to national and regional carriers. Our customer engagement is led by our direct sales model and supported by our system integrator (“SI”) partners. We maintain and continue to grow our sales and marketing efforts globally, and maintain regional sales centers in the Americas, Europe and Asia. Strong customer relationships are a key driver of our success given the long-term nature of our engagements and the importance of customer references for new sales. We continue to focus on deepening our customer relationships through continued successful product implementations, robust product support, strategic engagement on new products and technologies, and ongoing account management.
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision making and product evaluation process is long. These evaluation periods can extend further if the customer purchases multiple products, which is common. Sales to new customers also involve extensive customer due diligence and reference checks. We must earn credibility with each successful implementation as we expand our sales operations, market products that have been acquired or newly introduced, and expand the ways we deliver our software. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, and the continued development of relevant local content and the automated tools that we believe are optimal for updating that content.
To date, we have primarily licensed our software under term-license contracts. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. Our term licenses for both recurring term license and maintenance fees are typically invoiced annually in advance or, in certain cases, quarterly, and generally include extended payment terms. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. As a result of our extended payment terms, our term license fees are not considered to be fixed and determinable until they become due or payment is received, resulting in a deferral of the related revenues until this revenue recognition criteria is met, assuming all other revenue recognition criteria are satisfied. In preparing for our adoption of the new revenue recognition standard, we began revising our contracting practices in fiscal 2016 by selling substantially all term-based licenses with an initial two-year committed term and optional annual renewals. We also began a program to amend existing long-term contracts to the same committed term of two-years with optional annual renewals. A small portion of our revenues are derived from perpetual licenses, for which license revenues are typically recognized upon delivery of the software, provided that all revenue recognition criteria have been met.
We also offer subscriptions to our cloud-based services. Currently, subscriptions may be for terms greater than two years, and we anticipate that a majority of our subscription arrangements will be billed annually in advance. Revenues derived from subscriptions are recognized ratably over the contractual term beginning after the service is effectively provisioned, which is the date our service is made available to customers. We anticipate that sales of our subscriptions will increase as a percentage of annual sales as we sell more cloud-based services. As a result of the delayed and ratable recognition of revenues associated with subscriptions, a significant shift from term licenses to subscriptions may adversely affect our reported revenue growth. As this relatively new sales model matures, we may decide to change certain terms for future orders to remain competitive or otherwise meet market demands.
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
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our services teams and leading SI partners to meet our customers’ implementation needs. Our services organization is comprised of on-site, near-shore and off-shore technical experts. The services organization seeks to ensure that teams with the right combination of product and language skills are utilized in the most efficient way. Our partnerships with leading SIs allows us to increase efficiency and scale while reducing customer implementation costs. Our extensive relationships with SIs and industry partners have strengthened and expanded in line with the interest in and adoption of our products. We encourage our partners to co-market, pursue joint sales initiatives and drive broader adoption of our technology, helping us grow our business more efficiently. We continue to grow our services organization and invest time and resources in increasing the number of qualified consultants employed by our SI partners, develop relationships with new SIs in existing and new markets, and ensure that all partners are ready to assist with implementing our products.
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, migrating a portion of our business to a more ratable revenue recognition model as we bring to market more cloud-based solutions, and increasing the overall adoption of our products. In response to these and other risks we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing and new markets, and enable us to maintain a persistent, consultative relationship with our existing customers. Our investments in product development are designed to meet the evolving needs of our customers. Our investments in services are designed to ensure customer success, both with on-premise and cloud-based solutions.
Acquisitions
In February 2017, we completed the acquisition of ISCS, Inc. (“ISCS”), for cash consideration, net of certain adjustments, of approximately $154.9 million. Through the acquisition we gained a cloud-based, all-in-one transactional platform that combines policy, claims and billing management functionality for P&C insurers. Rebranded InsuranceNow, this platform enhances our ability to serve P&C insurers that have less complex businesses, require the functionality of a suite, and prefer cloud-based delivery. We will continue to invest in this platform, improving its scalability and performance, reducing its cost to implement and deliver, adapting it for international markets and integrating it to our data and analytics and digital products. The results of ISCS’s operations have been included in our results of operations since February 16, 2017, the date of acquisition. We added approximately 193 employees in connection with the acquisition, which impacted our profitability in fiscal 2017.
In August 2016, we added Guidewire Underwriting Management through the acquisition of FirstBest, a provider of underwriting management systems and related applications to P&C insurers, for total consideration of approximately $37.8 million. We believe that, over time, this acquisition will allow us to expand our insurance platform by providing insurers in the U.S. and Canada that write complex commercial, specialty, and workers’ compensation lines greater support for their risk assessment and decision-making processes. The results of FirstBest’s operations have been included in our results of operations since August 31, 2016, the date of acquisition.
In March 2016, we acquired EagleEye Analytics Inc. (“EagleEye”), a provider of cloud-based predictive analytics products specifically designed for P&C insurers for cash consideration of approximately $42 million. The acquisition added Guidewire Predictive Analytics to our product offerings. We believe that, over time, this acquisition will enable our customers to apply predictive analytics to make better decisions across the insurance lifecycle.
Seasonality
We have historically experienced seasonal variations in our license and other revenues as a result of increased customer orders in our second and fourth fiscal quarters. We generally see a modest increase in orders in our second fiscal quarter, which is the quarter ending January 31, due to customer buying patterns. We also see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. For example, the timing of a small number of large transactions or the receipt of early payments may be sufficient to disrupt seasonal revenue trends. On an annual basis, our maintenance revenues which are recognized ratably, may also be impacted in the event that seasonal patterns change significantly. As we increase subscription sales, a concentration of such sales in our fiscal fourth quarter will reduce the revenues we can recognize in the fiscal year, which will impact the revenues reported in the fiscal year and our revenue growth.
Our services revenues are also subject to seasonal fluctuations, though to a lesser degree than our license revenues. Our services revenues are impacted by the number of billable days in a given fiscal quarter. The quarter ended January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas and New Year’s holidays. The quarter ended July 31 usually also has fewer billable days due to the impact of vacation times taken by our professional staff. Because we pay our services professionals the same amounts throughout the year, our gross margins on our services revenues are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
Key Business Metrics
We use certain key metrics to evaluate and manage our business, including rolling four-quarter recurring revenues from term licenses and total maintenance. In addition, we present select GAAP and non-GAAP financial metrics that we use internally to manage the business and that we believe are useful for investors. These metrics include four-quarter recurring revenues as well as operating cash flows and capital expenditures.
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

	Four quarters ended
	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015
	(in thousands, unaudited)
Term license revenues	$258,322	$237,919	$220,494	$210,278	$208,430	$194,458	$184,647	$173,232	$169,366
Total maintenance revenues	68,643	66,958	64,776	62,451	59,931	56,103	53,610	51,516	50,024
Total four-quarter recurring revenues	$326,965	$304,877	$285,270	$272,729	$268,361	$250,561	$238,257	$224,748	$219,390
Operating Cash Flows and Capital Expenditures
We monitor our cash flows from operating activities and used for capital expenditures, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by the timing of invoicing and collections of accounts receivable, the size of annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a year over year basis. Operating cash flows were $137.2 million, $99.9 million and $63.7 million for fiscal years 2017, 2016 and 2015, respectively. Additionally, cash flows used for capital expenditures were $6.7 million, $7.1 million and $6.3 million for the fiscal years ended July 31, 2017, 2016 and 2015, respectively. Our capital expenditures consisted of purchases of property and equipment, most of which was computer hardware, software and leasehold improvements. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources-Cash Flows”.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of our consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods and estimates affecting our consolidated financial statements which are described in Note 1 “The Company and a Summary of Significant Accounting Policies” to our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies;

•	Stock-based compensation;

•	Income taxes; and

•	Business combinations, intangible assets and goodwill impairment
Revenue Recognition
We enter into arrangements to deliver multiple products or services (multiple-elements). For a substantial majority of our sales, we apply software revenue recognition rules and allocate the total revenues among elements based on vendor-specific objective evidence (“VSOE”) of the fair value of each element. This requires us to make judgments and estimates in determining the fair value of each element when we apply the revenue recognition rules as described in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Revisions of estimates may result in increases or decreases to revenues as reflected in our consolidated financial statements in the periods in which they are first identified and revised.
Revenues are derived from three sources:

(i)	License and Other fees, related to term (or time-based) licenses, perpetual software licenses, or software subscription agreements;

(ii)	Maintenance fees, related to email and phone support, bug fixes and unspecified software updates and upgrades released when, and if available during the maintenance term; and

(iii)
Services fees, related to professional services related to implementation of our software, reimbursable travel, training, and subcontractor fees in those limited instances when we serve as prime contractor.

We allocate revenues to software licenses using the residual method as VSOE of fair value does not exist for our software licenses. Under the residual method, the amount recognized for license fees is the difference between the total fixed and determinable fees and the VSOE of fair value for the undelivered elements under the arrangement.
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
A small but growing portion of our license and other revenues are derived from software subscription sales to our cloud-delivered software services. Subscriptions include access to the software, hosting, application management, support and upgrades. Subscription customers are not permitted to take possession of our software. Our subscription and support contracts are typically non-cancellable and do not contain refund-type provisions. Our subscription revenues are generally recognized ratably over the term of the arrangement typically beginning upon the provisioning of our service for each engagement, which is the point in time in our provisioning process when the software configuration has been completed and access has been made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
Substantially all of our professional services implementations are billed on a time and materials basis for both our software and subscription arrangements.  Services are typically not considered to be essential to the functionality of the software and the related revenues and costs are recognized in the period incurred.

In cases where professional services are deemed to be essential to the functionality of the software and reliable estimates of total project costs can be made, we apply the percentage-of-completion method whereby percentage toward completion is measured by using the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are generally billed monthly on a time and material basis. If reliable estimates of total project costs cannot be made, the zero gross margin or the completed contract method is applied to revenues and direct costs. Under the completed contract method, revenues and direct costs are deferred until the project is complete. Under the zero gross margin method, revenues recognized are limited to the direct costs incurred for the implementation services.  When the zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, we switch to the percentage-of-completion method, resulting in a cumulative effect adjustment for deferred revenues to the extent of progress toward completion.
In select situations, we will contract our professional services on a fixed fee basis. In these situations, if reliable estimates of total project costs are available, we recognize services revenues on a proportional performance basis by using the ratio of labor hours to date as an input measure compared to total estimated labor hours for the consulting services. If reliable estimates of total project costs cannot be made, we generally defer revenues until the project is complete.
Stock-Based Compensation
We have awarded more restricted stock units than granted stock options in recent years. Consequently, the compensation expense for our restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) represents a larger portion of total stock-based compensation expense recorded in our financial statements than stock options compensation expense. Beginning in the first quarter of fiscal 2017, we have granted restricted stock units that may be earned subject to our total shareholder return ranking relative to the software companies in the S&P Software and Services Select Industry Index for a specified performance period or specified performance periods, service periods, and in select cases, subject to certain performance conditions (“TSR PSUs”).
The fair value of our RSUs and PSUs equals the market value of our common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of four years. We recognize compensation expense for awards which contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We recognize the compensation cost for awards that contain either a performance condition, market conditions, or both using the graded vesting method.
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
We estimate the grant date fair value of our stock options using the Black-Scholes option-pricing model with the assumptions of expected term, expected volatility, risk-free interest rate and expected dividend. Each of these assumptions is subjective and generally requires significant judgment to determine. Beginning with fiscal year 2016, we began estimating the expected term of stock options using a historical data method, instead of the simplified method, because we now have sufficient data to estimate the stock option exercise period based on our historical stock option activity and employee termination data. In addition, we began estimating the volatility using our own common stock data, instead of using the volatility of several comparable publicly listed peers, as we now have sufficient trading history of our stock.
We recognize the fair value of stock-based compensation expense for stock options and restricted stock units over the requisite service period, net of estimated forfeitures. Our forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture rate is revised. We will adopt ASU 2016-09, “Compensation-Stock-based Compensation: Improvements to Employee Share-Based Payment” effective August 1, 2017 as required. In conjunction with the adoption, rather than estimating future forfeitures, we have elected to account for forfeitures for share based awards as they occur.
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
Effective August 1, 2017, we will adopt ASU 2016-09, upon adoption, excess tax benefits will be recognized in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility on the reported amounts of income tax expense and net income.
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
No income taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income taxes may apply. This could materially affect our future effective tax rate.
Our estimates and assumptions made in our income tax provisions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved. For a description of our accounting for income tax, see Note 1 of the Notes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
Business Combination and Valuation of Intangible Assets and Goodwill
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, we may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to: future expected cash flows from subscription and support contracts, professional services contracts, other customer contracts and acquired developed technologies; the acquired company’s existing customer and partner relationship, as well as assumptions about the period of time the acquired intangible assets will continue to be used in our offerings; uncertain tax positions and tax related valuation allowances assumed; and discount rates.
In addition, on an ongoing basis, we make estimates, assumptions, and judgments when evaluating the recoverability of our goodwill and intangible assets. We consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Examples of qualitative factors are described in Note 1 of the Notes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
Recent Accounting Pronouncement
See Note 1 “The Company and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.

Results of Operations
The following table set forth our results of operations for the years presented. The data have been derived from the Consolidated Financial Statements contained in this Annual Report on Form 10-K which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the years presented. The operating results for any period should not be considered indicative of results for any future period.

	Fiscal years ended July 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues	2015	As a % of Total Revenues
	(in thousands except percentages)
Revenues:
License and other	$271,462	53%	$219,751	52%	$179,172	47%
Maintenance	68,643	13	59,931	14	50,024	13
Services	174,179	34	144,764	34	151,341	40
Total revenues	514,284	100	424,446	100	380,537	100
Cost of revenues:
License and other	17,046	3	7,184	2	4,605	1
Maintenance	13,397	3	11,547	3	9,073	3
Services	161,116	31	133,103	31	133,506	35
Total cost of revenues	191,559	37	151,834	36	147,184	39
Gross profit:
License and other	254,416	50	212,567	50	174,567	46
Maintenance	55,246	10	48,384	11	40,951	10
Services	13,063	3	11,661	3	17,835	5
Total gross profit	322,725	63	272,612	64	233,353	61
Operating expenses:
Research and development	130,323	26	112,496	26	93,440	25
Sales and marketing	109,239	21	92,765	22	82,023	21
General and administrative	56,551	11	50,914	12	41,397	11
Total operating expenses	296,113	58	256,175	60	216,860	57
Income from operations	26,612	5	16,437	4	16,493	4
Interest income	5,854	1	4,850	1	2,245	1
Other income (expense), net	811	—	(505)	—	(1,998)	—
Income before provision for income taxes	33,277	6	20,782	5	16,740	5
Provision for income taxes	12,053	2	5,806	1	6,855	2
Net income	$21,224	4%	$14,976	4%	$9,885	3%

Comparison of the Fiscal Years Ended July 31, 2017 and 2016
Revenues
We derive our revenues primarily from licensing our software applications, providing maintenance support and professional services. Additionally, a small but growing portion of our revenues are derived from software subscriptions to our cloud-delivered software.
We will adopt ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” on August 1, 2018. We currently intend to apply the Modified Retrospective Method. We have evaluated the potential impact of Topic 606 on our revenue recognition policy and practices and have concluded that Topic 606 will impact the pattern of our revenue recognition associated with our software licenses. Refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further details on our evaluation of the potential impact of Topic 606 as well as a description of our accounting policy related to revenue recognition.
Licenses and Other
A substantial majority of our license and other revenues are comprised of term license fees. We also recognize revenue from sales of perpetual licenses and software subscriptions. Our term license revenues are primarily generated through annual license fees that recur during the term of the contract. Since fiscal 2016, a substantial majority of our term-based licenses have been sold with a contract of a two year committed term with optional annual renewals. Term-license revenues are generally recognized upon the earlier of when payment is due or cash is received from our customers. In a limited number of cases, we license our software on a perpetual basis or our term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. Perpetual license revenues are generally recognized upon delivery.
Cloud-delivered software subscription revenues are generally recognized ratably over the term of the arrangement typically beginning upon the provisioning of our service for each engagement, which is the point in time in our provisioning process when the software configuration has been completed and access has been made available to the customer, assuming that all other revenue recognition criteria have been met. Such arrangements are not necessarily structured with a two year initial term and the initial term may be longer.
We generally price our software based on the amount of direct written premiums, or DWP, that will be managed by our software. We typically invoice our term-license customers annually or quarterly in advance. We invoice our perpetual license customers either in full at contract signing or on an installment basis. We currently anticipate billing our subscription customers annually or quarterly in advance, but terms may change as our cloud business matures and the market develops.
Maintenance
Our maintenance revenues are generally recognized over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees. We typically invoice our customers annually or quarterly in advance.
Professional Services
Our professional services revenues are primarily derived from implementation services performed for our customers, reimbursable travel expenses and training fees. A substantial majority of our services engagements generate revenues on a time and materials basis and revenues are typically recognized upon delivery of our services.

	Fiscal years ended July 31,
	2017		2016		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$271,462	53%	$219,751	52%	$51,711	24%
Maintenance	68,643	13	59,931	14	8,712	15
Services	174,179	34	144,764	34	29,415	20
Total revenues	$514,284	100%	$424,446	100%	$89,838	21%
License and Other Revenues
The $51.7 million increase in our license and other revenues was primarily driven by increased adoption of most offerings in our InsurancePlatform, including InsuranceSuite, data and analytics and digital engagement applications.
Our license and other revenues are primarily comprised of term license revenues. Term licenses remain our predominant licensing model, although we anticipate subscription licenses to grow as a percentage of annual sales in future periods. Due to the delayed and ratable recognition of subscription revenues, growth in subscription revenues will lag behind the growth of subscription sales and will impact the comparative growth of our reported revenues.

	Fiscal years ended July 31,
	2017		2016		Change
		% of license		% of license
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
License and other revenues:
Term and other	$258,322	95%	$208,430	95%	$49,892	24%
Perpetual	13,140	5	11,321	5	1,819	16
Total license and other revenues	$271,462	100%	$219,751	100%	$51,711	24%
The $49.9 million increase in our term and other revenues was primarily driven by term licenses with new and existing customers, and net increases in revenues of $7.4 million resulting from the timing of invoices and corresponding due dates, payments received in advance of corresponding due dates, and other contractual terms that affected revenue recognition from existing orders.
Perpetual license revenues accounted for approximately 5% of total license and other revenue. We anticipate that revenues from the sale and delivery of perpetual licenses will continue to represent a small percentage of our total license and other revenues. Nevertheless, we expect perpetual license revenues to remain volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.
Additionally, our license revenues may fluctuate based on the timing of large orders or if our customers pay their annual license fees in advance of the invoice due date either of which may cause an unexpected increase in revenues in one quarter which can reduce revenue growth rates in future periods. For example, in the fourth quarter of fiscal 2017, we recognized approximately $6.1 million of revenue as a result of payments received in that fiscal year in advance of due dates which fell in the following fiscal year, resulting in approximately $3.4 million of net benefit to revenue of early payments recognized in fiscal year 2017. Similarly, in the fourth quarter of fiscal year 2016, we recognized approximately $2.7 million of revenue as a result of early payments received in advance of due dates which were in fiscal year 2017. For the fiscal year 2016, the net benefit to revenue of early payments was approximately $2.7 million. Finally, we anticipate that the small amount of our license and other revenues derived from cloud-delivered software services will increase over time. As a result of the delayed and ratable nature of subscription revenues and the concentration of transactions in the fourth quarter, near-term revenue growth rates will be negatively impacted.
Maintenance Revenues
The $8.7 million increase in our maintenance revenues reflects our growing customer base and increased term and perpetual license revenues. Subscription arrangements carry no associated maintenance revenues or payments and as a result, an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenues.
Services Revenues
The $29.4 million increase in our services revenues was primarily driven by a net increase in billings from new and existing customer engagements performed during fiscal year 2017 and included $17.8 million in billings associated with engagements from our recently acquired products and services.
Services revenues for fiscal years 2017 and 2016 excluded $12.6 million and $5.1 million, respectively, of services billings deferred in such years which were associated with our work with our customer, MetLife, in connection with its implementation of Guidewire InsuranceSuite Cloud. As a result, in part, of our agreement to develop new digital portal functionality in conjunction with that implementation, all services revenues and direct services costs were deferred. In May 2017, all services were completed and accepted and we began to recognize those previously deferred revenues and costs ratably over a term approximately two years from the acceptance date. Services provided on this engagement following the acceptance date will be recognized on a time and materials basis.
We have expanded our network of third-party SI partners, to facilitate new sales and implementations of our products. In recent periods we have limited growth in services revenue as we transitioned to a model with greater SI participation. While we will continue to expand our network of SI partners, we anticipate that services revenue growth will outpace license growth in the near term. Specifically, we anticipate that, in the near-term, sales of InsuranceNow or InsuranceSuite Cloud will require significantly greater levels of participation by our services professionals than is necessary for on-premise implementations. This will result in proportionally greater services revenues. As we gain experience with the deployment and maintenance of cloud solutions, we hope to leverage our SI partners more effectively.

Deferred Revenues

	As of July 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenues:
Deferred license and other revenues	$23,727	$19,841	$3,886	20%
Deferred maintenance revenues	47,727	38,928	8,799	23
Deferred services revenues	39,681	11,246	28,435	253
Total deferred revenues	$111,135	$70,015	$41,120	59%
Deferred License and Other Revenues
The $3.9 million increase in deferred license and other revenues was primarily due to the combined net impact from increases in deferrals of amounts associated with subscription contracts that are recognized on a ratable basis, increases in license billings related to new contracts executed during fiscal year 2017 which will be recognized when contractual obligations are met, partially offset by the recognition of billings recognized based on timing of payments and upon meeting certain contractual obligations.
Deferred Maintenance Revenues
The $8.8 million increase in deferred maintenance revenues was primarily driven by the combined net impact of increased billings during the fiscal year that was partially offset by revenues recognized from new and existing orders.
Deferred Services Revenues
Deferred services revenue was $39.7 million as of July 31, 2017, which included $17.7 million of service revenues associated with MetLife’s implementation of Guidewire InsuranceSuite Cloud that was deferred as a result of our agreement to develop specific functionality. We began to recognize these previously deferred revenues and costs ratably over an approximate term of two years beginning in May 2017, when the initial project was completed.
The $28.4 million increase in deferred services revenues was primarily driven by $12.6 million in deferred service billings related to the MetLife implementation and $11.7 million in deferred services billings associated with ongoing InauranceNow implementations related to acquired contracts which are being deferred until customer acceptance and then recognized ratably over the remaining contract term.
Generally, our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues represent incomplete measures of the strength of our business and are not necessarily indicative of our future performance. However, we believe that as we transition to a greater mix of subscription revenues, the change in our deferred revenues will become a more meaningful indicator of our future performance.
Cost of Revenues and Gross Profit
Our total cost of revenues and gross profit are variable and depend on the type of revenues earned in each period.
Our cost of license and other revenues is primarily comprised of compensation and benefit expenses for our cloud operations and Guidewire Production Services personnel, amortization of our acquired intangible assets, royalty fees paid to third parties. Our cost of maintenance revenues is comprised of compensation and benefit expenses for our technical support team. Our cost of services revenues is primarily comprised of compensation and benefit expenses for our professional service employees and contractors, travel-related costs and allocated overhead. In the instances we serve as a prime contractor, subcontractor fees are expensed as cost of service. In each case, personnel costs include stock-based awards and allocated overhead.
We allocate overhead such as IT support, facility and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense.

	Fiscal years ended July 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Cost of revenues:
License and other	$17,046	$7,184	$9,862	137%
Maintenance	13,397	11,547	1,850	16
Services	161,116	133,103	28,013	21
Total cost of revenues	$191,559	$151,834	$39,725	26%
Includes stock-based compensation of:
Cost of license and other revenues	$373	$433	$(60)
Cost of maintenance revenues	1,694	1,491	203
Cost of services revenues	18,622	17,878	744
Total	$20,689	$19,802	$887
The $39.7 million increase in cost of revenues was driven, in part, by the combined impact from increases of $9.9 million in our costs of license and other revenues. The increase in our cost of license and other revenues was primarily attributable to increases of $7.5 million related to the amortization of acquired intangible assets and $2.2 million related to increased headcount and related expenses as we grew our cloud operation and Guidewire Production Services staff. We anticipate higher cost of license and other revenue as we continue to grow our Guidewire Production Services and cloud operation staff.
Cost of maintenance revenues increased by $1.9 million due primarily to increases in headcount and related expenses and increases from consulting expenses.
Cost of services revenues increased by $28.0 million primarily as a result of the combined net impact from increases of $25.4 million in our compensation and related headcount expenses, increases of $13.8 million in our costs for billable third-party consultants and sub-contractors and related expenses, and partially offset by net deferrals of $11.8 million of implementation costs related to MetLife’s implementation of Guidewire InsuranceSuite Cloud and implementation costs associated with acquired ISCS customers for which associated revenues are being deferred until the projects go live. All services delivered to MetLife in connection with InsuranceSuite Cloud were completed and accepted in May 2017. As a result, beginning in May 2017, we began to recognize previously deferred costs ratably over approximately two years from the acceptance date. Deferred costs associated with ISCS will be recognized ratably starting from the go-live date over the remaining contract term.
We had 730 professional service employees and 95 technical support and licensing operations employees at July 31, 2017 compared to 573 professional services employees and 69 technical support and licensing operations employees at July 31, 2016. The increase in hiring included the 128 professional service, technical support and licensing operations employees hired on a permanent basis as part of the ISCS acquisition that we completed on February 16, 2017.
Gross Profit

	Fiscal years ended July 31,
	2017		2016		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License and other	$254,416	94%	$212,567	97%	$41,849	20%
Maintenance	55,246	80%	48,384	81%	6,862	14%
Services	13,063	7%	11,661	8%	1,402	12%
Total gross profit	$322,725	63%	$272,612	64%	$50,113	18%
Our gross margin decreased to 63% for fiscal year 2017, as compared to 64% for fiscal year 2016, primarily due to growing costs associated with license and other revenue as we invest more in our emerging cloud business. In addition, the decrease in our gross margin was also attributable to the effect from the deferral of revenue and direct costs incurred in connection with our implementation for MetLife of Guidewire InsuranceSuite Cloud. The recognition of deferred revenue and costs will have a positive impact on services margins in fiscal 2018. Nevertheless, we expect gross margins to decrease in fiscal 2018 as lower margin services revenues will increase more rapidly than higher margin license revenues and as we scale our investments in our cloud-based offerings.

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

	Fiscal years ended July 31,
	2017		2016		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$130,323	26	$112,496	26%	$17,827	16%
Sales and marketing	109,239	21	92,765	22	16,474	18
General and administrative	56,551	11	50,914	12	5,637	11
Total operating expenses	$296,113	58	$256,175	60%	$39,938	16%
Includes stock-based compensation of:
Research and development	$18,123		$15,555		$2,568
Sales and marketing	16,663		15,090		1,573
General and administrative	16,319		15,684		635
Total	$51,105		$46,329		$4,776

Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $17.8 million increase in research and development expenses was primarily due to the combined net impact from increased compensation and related headcount expenses of $19.6 million, which was partially offset by the capitalization of internal use software development costs of $1.1 million during the third and fourth quarters of our fiscal 2017, respectively, related to the development of a new cloud-based technology application.
Our research and development headcount was 581 as of July 31, 2017 compared with 464 as of July 31, 2016. The increase in headcount reflects our continued investment in all applications that comprise the Guidewire InsurancePlatform and related content, and includes 58 employees gained through our acquisitions.
We expect our research and development expenses to continue to increase as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions.
Sales and Marketing
Our sales and marketing expenses consist primarily of costs incurred for compensation and benefit expenses for our sales and marketing employees, including stock-based awards. It also includes allocated overhead, commission payments, travel expenses and professional services for marketing activities.
The $16.5 million increase in sales and marketing expenses was primarily due to the combined impact from increases in our compensation and related headcount expenses of $12.2 million, increased costs for sales commissions of $2.4 million and increases in our expense from the amortization of acquired intangible assets of $2.3 million. The increase in our compensation and related headcount expenses was a result of our continued investment in sales and marketing personnel and activities required to support our business growth and objectives. The increase in our commission expenses was a result of increases in our sales and bookings. The increase in the amortization expense from acquired intangible assets is primarily related to our acquisitions of First Best and ISCS, Inc., in the first and third quarters of our fiscal year 2017.
Our sales and marketing headcount was 298 as of July 31, 2017 compared with 267 as of July 31, 2016. The increase in headcount was required to support the growth in our revenue base.
We expect our sales and marketing expenses to continue to increase in absolute dollars as we continue to increase our sales and marketing activities to support business growth and objectives.

General and Administrative
Our general and administrative expenses consist primarily of compensation and benefit expenses, including stock-based awards, as well as professional services and facility costs related to our executive, finance, human resources, information technology, corporate development, legal functions and allocated overhead.
The $5.6 million increase in general and administrative expenses was primarily due to the combined impact from increases in our expenses from third party consultation and professional services of $3.4 million and increases in our compensation and related headcount expenses of $2.2 million. The increases in these costs were primarily a result of our continued investment in our corporate infrastructure and support services and include fees associated with our accounting, tax, audit, implementation costs for a new accounting software application, and to a lesser extent, increased costs for third-party consultants and professional services resulting from the acquisitions of First Best and ISCS. Inc., in the third and fourth quarters of our fiscal year 2017.
Our general and administrative headcount was 189 as of July 31, 2017 compared with 163 as of July 31, 2016. The increase in headcount was required to support the growth of our business.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel and corporate infrastructure required to support our strategic initiatives, the growth of our business, our compliance and reporting requirements, our legal and accounting costs, including the costs for a new accounting software application.
Interest Income and Other Income (Expense)

	Fiscal years ended July 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income	$5,854	$4,850	$1,004	21%
Other income (expense), net	811	(505)	1,316	(261)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents and investments.
Interest income increased by $1.0 million for fiscal year 2017 primarily due to higher yields on our cash equivalents and investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange gain or loss resulting from fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar. Other income (expense), net increased by $1.3 million, as compared to the prior fiscal year as we realized a net currency exchange gain of $0.9 million resulting from favorable exchange rate movements for transactions denominated in British Pound, Euro and Canadian Dollar, particularly during the fiscal fourth quarter, as opposed to the net currency exchange loss of $0.5 million resulting from unfavorable foreign exchange rate movements for the fiscal year ended July 31, 2016.
Provision for Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Fiscal years ended July 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for income taxes	$12,053	$5,806	$6,247	108%
Effective tax rate	36%	28%

We recognized an income tax provision of $12.1 million for fiscal year 2017 compared to $5.8 million for fiscal year 2016. The increase in our provision for income taxes for fiscal year 2017 was primarily due to an increase in pre-tax net income, as compared to fiscal year 2016. Our effective income tax rate increased to 36% for fiscal year 2017 compared to 28% for fiscal year 2016. The increase in our effective income tax rate was primarily a result of fewer tax credits utilized in fiscal year 2017.

Comparison of the Fiscal Years Ended July 31, 2016 and 2015
Revenues

	Fiscal years ended July 31,
	2016		2015		Change
		% of total revenues		% of total revenues
	Amount		Amount		($)	(%)
	(in thousands, except percentages)
Revenues:
License	$219,751	52%	$179,172	47%	$40,579	23%
Maintenance	59,931	14	50,024	13	9,907	20
Services	144,764	34	151,341	40	(6,577)	(4)
Total revenues	$424,446	100%	$380,537	100%	$43,909	12%

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
The $39.1 million increase in term license revenues during fiscal year 2016 was primarily driven by the combined effect from an increase of $33.2 million in revenues recognized from new and existing customer orders during fiscal year 2016 and a net increase of $5.9 million in revenues recognized in fiscal year 2016 from orders originated in fiscal year 2015 but which were deferred as a result of the timing of the invoicing and the corresponding due dates or other contractual terms that affected revenue recognition from these customer contracts.
The $1.5 million increase in perpetual license revenues during fiscal year 2016 was primarily due to the net effect from an increase of $3.8 million in perpetual orders in fiscal year 2016 compared to 2015 related to our expansion in certain regions where perpetual licenses are the preferred licensing model, partially offset by a decrease of $2.3 million from fewer perpetual buyouts in fiscal year 2016 compared to 2015.
Maintenance Revenues
The $9.9 million increase in maintenance revenues during fiscal year 2016 reflects our growing customer base and increased term license revenues.
Services Revenues
The $6.6 million decrease in service revenues during fiscal year 2016 was primarily due to the net effect from decreases of $19.7 million in services revenues resulting from the combined effect from the completion of certain large implementation projects in fiscal year 2016, our continued increased engagement with our system integrator partners with whom our customers can contract for services related to our products, and deferrals of services billings as a result of certain contractual terms, partially offset by an increase of $12.7 million in services revenue related to services performed on new projects.

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
The $4.6 million increase in deferred services revenues was primarily driven by the net effect from an increase of $6.5 million in services billings deferred in fiscal year 2016, partially offset by the recognition in fiscal year 2016 based upon the fulfillment of certain contractual obligations of $1.9 million of billings which were invoiced and deferred in fiscal year 2015. The $6.5 million in deferred service billings includes $5.1 million related to an arrangement entered into during fiscal 2016 with MetLife to implement Guidewire InsuranceSuite Cloud.
Cost of Revenues and Gross Profit

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
The $4.7 million increase in cost of revenues during the fiscal year 2016 was primarily driven by the net effect from increases in the costs of license and maintenance revenues of $2.6 million and $2.5 million, respectively, partially offset by a $0.4 million decrease in the cost of service revenues. The $2.6 million increase in the cost of license revenues was primarily attributable to increases in expenses from royalty and intangible asset amortization and increases in headcount and related expenses. The $2.5 million increase in cost of maintenance revenues was primarily attributable to the aggregate effect of increased headcount and related expenses. The $0.4 million decrease in cost of services revenues was primarily attributable to the net effect from a decrease of $7.0 million in costs for third-party services due to the completion of certain large implementation projects in fiscal year 2016, and a $2.4 million increase in the deferral of costs associated with deferred service revenues, partially offset by an increase of $8.9 million in headcount and related expenses which included an increase of $2.9 million of stock-based compensation expense. We had 573 professional service employees and 69 technical support and licensing operations employees as of July 31, 2016 compared to 500 professional services employees and 50 technical support and licensing operations employees as of July 31, 2015. Of the incremental 73 employees in the services organization, 64 were hired in the second half of fiscal year 2016. The significant increase in hiring was driven by our anticipated need to staff a large, cloud-based deployment, our needs to meet demand for new implementations of our data products and to minimize capacity constraints in the Americas.

	Fiscal years ended July 31,
	2016		2015		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License	$212,567	97%	$174,567	97%	$38,000	22%
Maintenance	48,384	81	40,951	82%	7,433	18
Services	11,661	8	17,835	12%	(6,174)	(35)
Total gross profit	$272,612	64%	$233,353	61%	$39,259	17%
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
Operating Expenses

	Fiscal years ended July 31,
	2016		2015		Change
		% of total		% of total
	Amount	revenues	Amount	revenues	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$112,496	26%	$93,440	25%	$19,056	20%
Sales and marketing	92,765	22	82,023	21	10,742	13
General and administrative	50,914	12	41,397	11	9,517	23
Total operating expenses	$256,175	60%	$216,860	57%	$39,315	18%
Includes stock-based compensation of:
Research and development	$15,555		$10,683		$4,872
Sales and marketing	15,090		12,090		3,000
General and administrative	15,684		12,200		3,484
Total	$46,329		$34,973		$11,356
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
Sales and Marketing
The $10.7 million increase in sales and marketing expenses was primarily related to the combined effect from increases in compensation and related headcount costs of $9.3 million, which included increased costs for stock-based compensation of $3.0 million, and increases in our selling expenses of $1.8 million primarily related to increases in our sales commissions as a result of the increases in our customer orders. Our sales and marketing headcount was 267 as of July 31, 2016 compared with 238 at July 31, 2015. The increase in headcount was required to support the growth in our revenue base.
General and Administrative
The $9.5 million increase in general and administrative expenses was primarily related to increased expenses for headcount and related costs, increased costs for stock-based compensation, and to a lesser extent, increased costs for professional services resulting from the acquisition of EagleEye. Our general and administrative headcount was 163 as of July 31, 2016 compared with 147 as of July 31, 2015. The increase in headcount was required to support the growth of our business.

Other Income (Expenses)

	Fiscal years ended July 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income, net	$4,850	$2,245	$2,605	116%
Other income (expenses), net	(505)	(1,998)	1,493	(75)%

Interest Income, Net
Interest income increased by $2.6 million for fiscal year 2016 due to the combined effect from higher yields on our cash equivalents and investments and $1.0 million in imputed interest income realized upon the conversion in the third fiscal quarter of 2016 of our strategic investment from convertible debt to preferred equity.
Other Income (Expense), Net
Other expense decreased by $1.5 million primarily due to improvements in fiscal year 2016 in the foreign exchange rates realized between the U.S. dollar and the Australian dollar, British Pound, Canadian dollar, Euro, and Japanese Yen compared to fiscal year 2015.
Provision for Income Taxes

	Fiscal years ended July 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for income taxes	$5,806	$6,855	$(1,049)	(15)%
We recognized an income tax provision of $5.8 million for fiscal year 2016 compared to $6.9 million for fiscal year 2015. Our effective income tax rate decreased to 28% for fiscal year 2016 compared to 41% for fiscal year 2015, which was primarily due to increased benefits from the permanent extension of the federal research and development credits under the Protecting Americans from Tax Hikes (“PATH”) Act of 2015 that was signed into law during fiscal year 2016, partially offset by tax charge from the re-measurement of deferred tax assets due to a recent change in domestic state tax law.

Quarterly Results of Operations
The following table sets forth our selected unaudited quarterly financial information for each of the eight quarters ended July 31, 2017. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period.

	Fiscal quarters ended
	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015
	(unaudited) (in thousands, except per share amounts)
Total Revenues	$181,100	$123,436	$115,621	$94,127	$141,177	$98,860	$102,129	$82,280
Total cost of revenues	57,261	51,468	40,811	42,019	42,756	39,007	34,901	35,170
Total Gross profit	123,839	71,968	74,810	52,108	98,421	59,853	67,228	47,110
Income (loss) from operations	41,048	(4,339)	8,205	(18,302)	23,475	(5,777)	7,702	(8,963)
Net income (loss)	26,927	(1,819)	3,974	(7,858)	16,097	(404)	913	(1,630)
Income (loss) per share - basic	$0.36	$(0.02)	$0.05	$(0.11)	$0.22	$(0.01)	$0.01	$(0.02)
Income (loss) per share - diluted	$0.36	$(0.02)	$0.05	$(0.11)	$0.22	$(0.01)	$0.01	$(0.02)
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

Liquidity and Capital Resources
The following table presents our principal source of liquidity:

	July 31, 2017	July 31, 2016	July 31, 2015
	(in thousands)
Cash, cash equivalents and investments	$687,788	$735,802	$677,752
Working capital	$515,624	$588,589	$557,235
Cash, Cash Equivalents and Investments
Our cash, cash equivalents and investments are primarily comprised of cash and liquid investments with remaining maturities of 90 days or less from the date of purchase, commercial paper and money market funds. Substantially all of our investments are comprised of corporate debt securities, U.S. government securities and agency securities, commercial paper and non-U.S. government securities, which include state, municipal and foreign government securities.
As of July 31, 2017, approximately $34.7 million of our cash and cash equivalent were domiciled in various foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we will be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our research and development efforts and expansion into other markets. We also anticipate investing in, or acquiring complementary businesses, applications or technologies, which may require the use of significant cash resources and may require additional financing.
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K:

	Fiscal years ended July 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$137,160	$99,900	$63,677
Net cash (used in) provided by investing activities	(113,342)	(101,253)	23,070
Net cash provided by (used in) financing activities	14,630	13,454	(17,351)
Cash flows from operating activities
Net cash provided by operating activities increased by $37.3 million in fiscal year 2017 as compared to fiscal year 2016. The increase in operating cash inflow was primarily attributable to a $22.1 million increase in net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, deferred taxes and other non-cash items, and a $15.1 million net increase in cash provided by working capital activity. We generated more cash for working capital activity for fiscal year 2017 as compared to fiscal year 2016, primarily due to changes in deferred revenues and accrued bonuses which was partially offset by increases in customer billings and payments to vendors in fiscal year 2017.
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

Cash flows from investing activities
Our investing activities consist primarily of purchase and sales of short-term and long-term investments, capital expenditures to purchase property and equipment, acquisitions and changes in our other assets. In the future, we expect we will continue to invest in capital expenditures to support our expanding operations.
Net cash used in investing activities was $113.3 million in fiscal year 2017, as compared to $101.3 million net cash used in fiscal year 2016. The increase in net cash used in investing activities was primarily due to $154.1 million cash used for the acquisition of ISCS and $33.5 million used for the acquisition of FirstBest, as compared to $39.5 million cash used for the acquisition of EagleEye in fiscal year 2016. During fiscal year 2017, we also made $4.7 million additional investment in a privately held company. These increases in cash used were partially offset by an increase of $140.2 million in net cash inflows from sales and purchases of marketable securities, and a small decrease of $0.4 million in capital expenditures.
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
Net cash provided by financing activities was $14.6 million in fiscal year 2017, as compared to $13.5 million in fiscal year 2016. The increase of $1.2 million in net cash provided by financing activities was primarily a result of the impact of excess tax benefits and fewer options exercised in fiscal year 2017.
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
Contractual Obligations
The following summarizes our contractual obligations as of July 31, 2017:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$9,162	$11,250	$4,033	$1,200	$25,645
Royalty obligations (2)	2,545	1,131	—	—	3,676
Purchase commitments (3)	4,306	4,397	1,014	—	9,717
Total (4)	$16,013	$16,778	$5,047	$1,200	$39,038

(1)	Operating lease agreements primarily represent our obligations to make payments under our non-cancellable lease agreements for our corporate headquarters and worldwide offices through 2025.

(2)	Royalty obligations primarily represent our obligations under our non-cancellable agreements related to certain revenue-generating agreements.

(3)
Purchase commitments consist of agreements to purchase services, entered into in the ordinary course of business. These represent non-cancellable long-term commitments for which a penalty would be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

(4)
Excluded from the table above are unrecognized tax benefits of $9.3 million associated with our U.S. federal and California research and development tax credits as of July 31, 2017. We are unable to estimate when any cash settlement with a taxing authority might occur.

Off-Balance Sheet Arrangements
Through July 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of July 31, 2017, and 2016. Our cash, cash equivalents, and investments as of July 31, 2017 and 2016 were $687.8 million and $735.8 million, respectively, and consisted primarily of cash, corporate bonds, U. S. agency debt securities, commercial paper, money market funds, and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Brazilian Real, British Pound, Canadian dollar, Euro, and Japanese Yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the fiscal year ended July 31, 2017, Australian dollar, Brazilian Real, Canadian dollar, and Euro strengthened 3 to 5 percent while Japanese Yen and British Pound both declined by 8 and 1 percent, respectively; as a result, we recorded a net foreign currency gain of $0.9 million as other income (expense) in our consolidated statements of operations. For the fiscal year ended July 31, 2016, we recorded a foreign currency loss of $0.5 million as other income (expense) in our consolidated statements of operations as a result of unfavorable movements of the above foreign currencies. We will continue to experience fluctuations in foreign currency exchange rates, and if a ten percent change in foreign exchange rates occurs in the future, a similar impact would result. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2017. We also have audited Guidewire Software, Inc.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Guidewire Software Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guidewire Software, Inc. and subsidiaries as of July 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Guidewire Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Santa Clara, California
September 19, 2017

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31 2017	July 31 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$263,176	$223,582
Short-term investments	310,027	404,655
Accounts receivable	79,433	62,792
Prepaid expenses and other current assets	26,604	16,643
Total current assets	679,240	707,672
Long-term investments	114,585	107,565
Property and equipment, net	14,376	12,955
Intangible assets, net	71,315	14,204
Deferred tax assets, net	37,430	31,364
Goodwill	141,851	30,080
Other assets	20,104	12,338
TOTAL ASSETS	$1,078,901	$916,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,416	$9,929
Accrued employee compensation	48,882	41,267
Deferred revenues, current	91,243	60,270
Other current liabilities	10,075	7,617
Total current liabilities	163,616	119,083
Deferred revenues, noncurrent	19,892	9,745
Other liabilities	2,112	3,415
Total liabilities	185,620	132,243
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2017 and 2016, respectively; 75,007,625 and 73,039,919 shares issued and outstanding as of July 31, 2017 and 2016, respectively	8	7
Additional paid-in capital	830,014	742,690
Accumulated other comprehensive loss	(5,796)	(6,593)
Retained earnings	69,055	47,831
Total stockholders’ equity	893,281	783,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,078,901	$916,178

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2017	2016	2015
Revenues:
License and other	$271,462	$219,751	$179,172
Maintenance	68,643	59,931	50,024
Services	174,179	144,764	151,341
Total revenues	514,284	424,446	380,537
Cost of revenues:
License and other	17,046	7,184	4,605
Maintenance	13,397	11,547	9,073
Services	161,116	133,103	133,506
Total cost of revenues	191,559	151,834	147,184
Gross profit:
License and other	254,416	212,567	174,567
Maintenance	55,246	48,384	40,951
Services	13,063	11,661	17,835
Total gross profit	322,725	272,612	233,353
Operating expenses:
Research and development	130,323	112,496	93,440
Sales and marketing	109,239	92,765	82,023
General and administrative	56,551	50,914	41,397
Total operating expenses	296,113	256,175	216,860
Income from operations	26,612	16,437	16,493
Interest income	5,854	4,850	2,245
Other income (expense), net	811	(505)	(1,998)
Income before provision for income taxes	33,277	20,782	16,740
Provision for income taxes	12,053	5,806	6,855
Net income	$21,224	$14,976	$9,885
Earnings per share:
Basic	$0.29	$0.21	$0.14
Diluted	$0.28	$0.20	$0.14
Shares used in computing earnings per share:
Basic	73,994,577	72,026,694	70,075,908
Diluted	75,328,343	73,765,960	72,314,433

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	As of July 31,
	2017	2016	2015
Net income	$21,224	$14,976	$9,885
Other comprehensive income (loss):
Foreign currency translation adjustments	1,179	(562)	(4,937)
Unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $234, $(187), and $38	(231)	288	(83)
Reclassification adjustment for realized (gain) loss included in net income	(151)	24	44
Other comprehensive income (loss)	797	(250)	(4,976)
Comprehensive income	$22,021	$14,726	$4,909

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2014	69,082,261	$7	$629,076	$(1,367)	$22,970	$650,686
Issuance of common stock upon exercise of stock options	665,665	—	6,294	—	—	6,294
Issuance of common stock upon restricted stock unit ("RSU") release	1,819,825	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(562,013)	—	(27,183)	—	—	(27,183)
Stock-based compensation	—	—	51,375	—	—	51,375
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	3,307	—	—	3,307
Net income	—	—	—	—	9,885	9,885
Foreign currency translation adjustment	—	—	—	(4,937)	—	(4,937)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(83)	—	(83)
Reclassification adjustment for realized loss included in net income	—	—	—	44	—	44
Balance as of July 31, 2015	71,005,738	$7	$662,869	$(6,343)	$32,855	$689,388
Issuance of common stock upon exercise of stock options	652,832	—	7,840	—	—	7,840
Issuance of common stock upon RSU release	1,408,746	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(27,397)	—	(1,488)	—	—	(1,488)
Stock-based compensation	—	—	66,409	—	—	66,409
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	7,060	—	—	7,060
Net income	—	—	—	—	14,976	14,976
Foreign currency translation adjustment	—	—	—	(562)	—	(562)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	288	—	288
Reclassification adjustment for realized loss included in net income	—	—	—	24	—	24
Balance as of July 31, 2016	73,039,919	$7	$742,690	$(6,593)	$47,831	$783,935
Issuance of common stock upon exercise of stock options	594,936	—	5,563	—	—	5,563
Issuance of common stock upon RSU release	1,372,770	1	(1)	—	—	—
Stock-based compensation	—	—	72,695	—	—	72,695
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	9,067	—	—	9,067
Net income	—	—	—	—	21,224	21,224
Foreign currency translation adjustment	—	—	—	1,179	—	1,179
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(231)	—	(231)
Reclassification adjustment for realized gain included in net income	—	—	—	(151)	—	(151)
Balance as of July 31, 2017	75,007,625	$8	$830,014	$(5,796)	$69,055	$893,281

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,224	$14,976	$9,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,725	8,842	7,480
Stock-based compensation	71,794	66,131	51,375
Excess tax benefit from exercise of stock options and vesting of restricted stock units ("RSUs")	(9,067)	(7,102)	(3,538)
Deferred taxes	(1,227)	(4,568)	295
Amortization of premium on available-for-sale securities	1,413	3,283	4,839
Other non-cash items affecting net income	49	(767)	1
Changes in operating assets and liabilities:
Accounts receivable	(9,750)	(75)	(12,999)
Prepaid expenses and other assets	(9,463)	(7,668)	(3,178)
Accounts payable	1,311	603	2,266
Accrued employee compensation	7,138	4,114	3,261
Other liabilities	8,211	5,993	6,253
Deferred revenues	36,802	16,138	(2,263)
Net cash provided by operating activities	137,160	99,900	63,677
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(462,035)	(652,017)	(491,626)
Sales and maturities of available-for-sale securities	547,630	597,405	520,997
Purchase of property and equipment	(5,886)	(7,111)	(6,301)
Capitalized software development costs	(784)	—	—
Strategic investment	(4,677)	—	—
Acquisitions of business, net of cash acquired	(187,590)	(39,530)	—
Net cash (used in) provided by investing activities	(113,342)	(101,253)	23,070
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	5,563	7,840	6,294
Taxes remitted on RSU awards vested	—	(1,488)	(27,183)
Excess tax benefit from exercise of stock options and vesting of RSUs	9,067	7,102	3,538
Net cash provided by (used in) financing activities	14,630	13,454	(17,351)
Effect of foreign exchange rate changes on cash and cash equivalents	1,146	(881)	(5,135)
Net Increase in Cash and Cash Equivalents	39,594	11,220	64,261
Cash and Cash Equivalents—Beginning Of Year	223,582	212,362	148,101
Cash and Cash Equivalents—End Of Year	$263,176	$223,582	$212,362
Supplemental Disclosure Of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$3,700	$3,907	$1,899
Supplemental Disclosure Of Noncash Investing and Financing Activities:
Accruals for purchase of property and equipment	$1,376	$882	$496
Accruals for capitalized software development costs	$171	$—	$—
See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc. together with its subsidiaries (the “Company”) provides a technology platform which consists of three key elements: core transaction processing, data management and analytics, and digital engagement. The Company’s technology platform supports core insurance operations, including underwriting, policy administration, claim management and billing, enables new insights into data that can improve business decision making and supports digital sales, service and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily insurance carriers for property and casualty insurance.
Basis of Presentation and Consolidation
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Guidewire Software, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period in which the transactions occur. The effects of foreign currency translations are recorded in accumulated other comprehensive income/loss as a separate component of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses from foreign currency transactions that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are recorded as other income (expense) in the consolidated statements of operations.

Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents primarily consist of commercial paper and money market funds.

Investments
 Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments are classified as available-for-sale.

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
The estimated useful lives of property and equipment are as follows:

Computer hardware	3 years
Purchased software	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of the lease term or estimated useful life

Software Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through July 31, 2017, costs incurred subsequent to the establishment of technological feasibility have not been material, and therefore, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations as incurred.

For qualifying costs incurred for computer software developed for internal use, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These capitalized costs are amortized to expense over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s consolidated statements of operations. Capitalized software development costs are recorded in property and equipment on the Company’s consolidated balance sheet as of July 31, 2017.

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. During the year ended July 31, 2016, the Company adopted ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”), which requires the cumulative impact of measurement period adjustments (including the impact on prior periods) to be recognized in the reporting period in which the adjustments are identified. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

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
The Company tests goodwill for impairment annually during the fourth quarter of each fiscal year and in the interim whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In performing the qualitative assessment, the Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets and changes in the price of the Company’s common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed. There have been no goodwill impairments during any of the periods presented.

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
No customer individually accounted for 10% or more of the Company’s revenues for the years ended July 31, 2017, 2016 and 2015. As of July 31, 2017, one customer accounted for 11% of the Company’s total accounts receivable. As of July 31, 2016, No customer individually accounted for 10% or more of the Company’s total accounts receivable.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amounts, net of the Company’s estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable, and there is judgment involved in such assessment. The Company regularly reviews the allowance by considering relevant factors such as historical experience, industry data, credit quality, age of accounts receivable balances, customers’ financial condition and current economic conditions that may affect a customer’s ability to pay. The Company has had no allowance for doubtful accounts in any of the periods presented. The Company’s accounts receivable are not collateralized by any security.
Revenue Recognition
The Company enters into arrangements to deliver multiple products or services (multiple-elements). For a substantial majority of its sales, the Company applies software revenue recognition rules and allocates the total revenues among elements based on vendor-specific objective evidence (“VSOE”) of the fair value of each element. The Company recognizes revenue on a net basis excluding indirect taxes, such as sales tax and value added tax, collected from customers and remitted to government authorities.
Revenues are derived from three sources:

(i)	License fees, related to term (or time-based) licenses, perpetual software licenses, and other software subscription models including those from recently acquired companies;

(ii)	Maintenance fees, related to email and phone support, bug fixes and unspecified software updates and upgrades released when, and if available during the maintenance term; and

(iii)	Services fees from professional services related to implementation of the Company’s software, reimbursable travel and training.
Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the period.

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

In the limited cases where professional services are deemed to be essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If reliable estimates of total project costs can be made, the Company applies the percentage-of-completion method whereby percentage toward completion is measured by using the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are generally billed monthly on a time and material basis. The fees related to the maintenance are recognized over the period the maintenance is provided.
The Company sells some of its software licenses on a subscription basis and the related revenues are recognized ratably over the term of the arrangement typically upon provisioning the products.
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
Warranties
The Company generally provides a warranty for its software products and services to its customers for periods ranging from 3 to 12 months. The Company’s software products are generally warranted to be free of defects in materials and workmanship under normal use and to substantially perform as described in published documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer’s remedy is generally limited to refund of the fees paid for the nonconforming product or services. Warranty expense has been insignificant to date.

Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the years ended July 31, 2017, 2016 and 2015.

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
The fair value of the Company’s RSUs and PSUs equals the market value of the Company’s common stock on the date of grant. The Company estimates the grant date fair value of the Company’s stock options using the Black-Scholes option-pricing model. These awards are subject to time-based vesting, which generally occurs over a period of four years.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement carrying amounts of existing assets and liabilities by using enacted tax rates in effect for the year in which the difference is expected to reverse. All deferred tax assets and liabilities are classified as non-current on its consolidated financial statements. Deferred tax assets related to excess tax benefits are recorded when utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that some portion or all of such deferred tax assets will not be realized and is based on the positive and negative evidence about the future including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
The effective tax rate in any given financial statement period may differ materially from the statutory rate. These differences may be caused by changes in the mix and level of income or losses, changes in the expected outcome of tax audits, changes in tax regulations, or changes in the deferred tax valuation allowance.
The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statement of operations.
Recent Accounting Pronouncements
Improvements on Employee Share-Based Payment Accounting
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements on Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance requires all of the tax effects related to share based payments to be recorded through the income statement. The guidance also removes the present requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable; instead it is recognized at the time of settlement, subject to normal valuation allowance consideration. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted. The Company will adopt this standard effective on August 1, 2017. Upon adoption of this guidance the Company will change its accounting policy to account for forfeitures for share based awards as they occur and will record a cumulative effect adjustment to opening retained earnings. The amendments related to accounting for previously unrecognized excess tax benefits as deferred tax assets will be adopted on a modified retrospective basis with a cumulative effect adjustment to opening retained earnings, subject to valuation allowance considerations that we are still evaluating.
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
The Company has evaluated the potential impact of Topic 606 on its revenue recognition policy and practices and has concluded that Topic 606 will impact the pattern of its revenue recognition associated with its software licenses. The Company’s term licenses require payments to be made annually or quarterly in advance and are subject to extended payment terms. Currently, revenues associated with the payment for term software licenses are recognized in the earlier of the period in which the payments are due or are actually made. Under Topic 606, the Company will be required to recognize the revenue associated with such payments not when they are made or due, but when control of the software license is transferred to the customer, which occurs at or near the time a contract with a customer is executed. As a result, under Topic 606, all contractually obligated payments under a term license that the Company reasonably expects to collect would be recognized upon delivery. In conjunction with its evaluation of this new standard, the Company began revising its contracting practices and amending existing agreements with certain customers primarily by shortening the initial, non-refundable term of its licenses. Since fiscal 2016, a substantial majority of new contracts feature a two-year initial term with subsequent one-year auto renewal options. The Company has engaged with its existing and prospective customers on its new licensing model.
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
Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, which impacts certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will be effective for the Company beginning August 1, 2018. The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

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

2. Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist of cash equivalent and investments classified as available-for-sale. The following table summarize the Company’s available-for-sale investments by significant investment categories as of July 31, 2017 and 2016:

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$22,662	$—	$(66)	$22,596
Commercial paper	147,371	2	(34)	147,339
Corporate bonds	258,334	157	(146)	258,345
U.S. government bonds	67,164	—	(185)	66,979
Certificate of deposit	27,498	29	—	27,527
Money market funds	96,313	—	—	96,313
Total	$619,342	$188	$(431)	$619,099

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$58,070	$30	$(12)	$58,088
Commercial paper	152,317	12	(6)	152,323
Corporate bonds	274,656	321	(38)	274,939
U.S. government bonds	90,593	58	(2)	90,649
Foreign government bonds	2,418	9	—	2,427
Money market funds	114,833	—	—	114,833
Total	$692,887	$430	$(58)	$693,259
The following table presents the gross unrealized losses and fair value of the Company’s financial instruments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	July 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$16,062	$(41)	$5,533	$(25)	$21,595	$(66)
Commercial paper	62,964	(34)	—	—	62,964	(34)
Corporate bonds	139,764	(146)	—	—	139,764	(146)
U. S. government bonds	62,004	(185)	—	—	62,004	(185)
Certificate of deposit	3,500	*	—	—	3,500	—
Total	$284,294	$(406)	$5,533	$(25)	$289,827	$(431)
* Gross unrealized loss was less than $1,000.

As of July 31, 2017, the Company had 113 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at July 31, 2017 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s financial instruments as of July 31, 2017:

	Less Than 12 Months	12 to 24 Months	Total
	(in thousands)
U.S. agency securities	$20,583	$2,013	$22,596
Commercial paper	147,339	—	147,339
Corporate bonds	170,654	87,691	258,345
U.S. government bonds	47,105	19,874	66,979
Certificate of deposit	22,520	5,007	27,527
Money market funds	96,313	—	96,313
Total	$504,514	$114,585	$619,099
Fair Value Measurement
The Company classifies cash equivalents, short-term investments and long-term investments within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted market prices or alternative pricing sources and models utilizing observable market inputs to determine their fair value.
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
The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and
Level 3 - Unobservable inputs that are supported by little or no market activity, which require the Company to develop its own assumptions.
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
The Company did not have any Level 3 financial assets or liabilities as of July 31, 2017, or 2016.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	July 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Commercial paper	$—	$98,174	$—	$98,174
Money market funds	96,313	—	—	96,313
Short-term investments:
U.S. agency securities	—	20,583	—	20,583
Commercial paper	—	49,165	—	49,165
U. S. government bonds	—	47,105	—	47,105
Corporate bonds	—	170,654	—	170,654
Certificate of deposit	—	22,520	—	22,520
Long-term investments:
U.S. agency securities	—	2,013	—	2,013
Certificate of deposit	—	5,007	—	5,007
Corporate bonds	—	87,691	—	87,691
U.S. government bonds	—	19,874	—	19,874
Total Financial Assets measured at Fair Value	$96,313	$522,786	$—	$619,099

	July 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents:
Commercial paper	$—	$66,206	$—	$66,206
Money market funds	114,833	—	—	114,833
Short-term investments:
U.S. agency securities	—	51,539	—	51,539
Commercial paper	—	86,117	—	86,117
U. S. government bonds	—	61,565	—	61,565
Corporate bonds	—	205,434	—	205,434
Long-term investments:
U.S. agency securities	—	6,549	—	6,549
Corporate bonds	—	69,505	—	69,505
U.S. government bonds	—	29,084	—	29,084
Foreign government bonds	—	2,427	—	2,427
Total Financial Assets measured at Fair Value	$114,833	$578,426	$—	$693,259

3.	Acquisitions
The Company’s acquisitions during fiscal years 2017 and 2016 were all accounted for as business combinations. U.S. GAAP requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed. The Company utilized the discounted cash flow methodology and the profit allocation methodology under the income approach to estimate the fair values of the intangible assets. The acquired intangible assets are amortized over their estimated useful lives. The Company used the cost build-up approach to estimate the fair value of deferred revenue by estimating the costs related to fulfilling the obligation plus an additional markup for an assumed operating margin to reflect the profit a third party would expect to make on the costs incurred. These fair value measurements were based on significant inputs that were not observable in the market and thus represents a Level 3 measurement. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, in addition to royalty and long-term sustainable growth rates based on market analysis.
Fiscal Year 2017
ISCS Acquisition

On February 16, 2017, pursuant to the Agreement and Plan of Merger entered into on December 18, 2016, the Company completed its acquisition of ISCS, Inc., a privately-held company that provides a cloud-based, all-in-one system for policy administration, billing and claims management to P&C insurers (“ISCS Acquisition”). The gross purchase price of the ISCS Acquisition was $160 million, subject to certain preliminary adjustments including a net working capital adjustment, which resulted in cash consideration paid of $154.9 million. A portion of the consideration has been placed into an escrow account as partial security to satisfy any potential claims, including the indemnification liability for state sales taxes. The ISCS Acquisition is intended to enhance the Company's ability to serve those P&C insurers that prefer a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality. Total acquisition costs of $1.1 million were expensed as incurred and recorded as general and administrative expenses in the accompanying consolidated statement of operations.

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
The ISCS Acquisition was accounted for as a business combination. As part of the preliminary purchase price allocation, the Company determined that ISCS’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, and order backlog. The valuation method used was in accordance with the Company’s policy, practice and experience as described above.

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$4,624
Developed technology	43,300	4
Customer contracts and related relationships	7,000	9
Order backlog	3,500	4
Deferred tax assets	171
Goodwill	96,337
Total preliminary purchase price	$154,932
The goodwill of $96.3 million arising from the ISCS Acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. The goodwill recognized is expected to be deductible for income tax purposes.
ISCS’s post-acquisition results of operations were included in the Company’s results of operations. Since the acquisition date, total revenue and net loss of ISCS for the period from February 16, 2017 through July 31, 2017 was $17.6 million and $4.8 million, respectively.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the consolidated results of the Company and ISCS for the fiscal year ended July 31, 2017 and 2016, after giving effect to the ISCS Acquisition as if it had occurred on August 1, 2015, and combines the historical financial results of the Company and ISCS. The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the ISCS Acquisition. The pro forma financial information includes adjustments for the amortization of intangible assets, adjustments to stock-based compensation expense, the effect of reduction of deferred revenue, and the inclusion of transaction costs on August 1, 2015 with a corresponding reduction of these amounts in the period originally recognized.
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

	Fiscal Year Ended July 31,
	2017	2016
	(Unaudited)
	(in thousands except for per share amounts)
Pro forma revenues	$539,202	$462,421
Pro forma net income (loss)	$10,795	$(5,470)
Pro forma net income (loss) per share -- basic	$0.15	$(0.08)
Pro forma net income (loss) per share -- diluted	$0.15	$(0.08)

FirstBest Acquisition

On August 31, 2016, the Company acquired all of the outstanding equity interests of FirstBest Systems, Inc. (the “FirstBest Acquisition”), a privately-held provider of underwriting management systems and related applications to P&C insurers. Total consideration for the FirstBest Acquisition was $37.8 million which included amounts placed into escrow to cover future potential claims. The Company believes that the FirstBest Acquisition will enable the expansion of its insurance platform by providing insurers in the U.S. and Canada writing complex commercial, specialty, and workers’ compensation lines greater support for their risk assessment and decision-making processes. Total acquisition costs of $1.2 million were expensed as incurred and recorded as general and administrative expenses in the accompanying consolidated statement of operations, of which, $0.9 million were expensed as incurred during the year ended July 31, 2017 and $0.3 million were expensed as incurred in the prior fiscal year.
The FirstBest Acquisition was accounted for as a business combination. As part of the preliminary purchase price allocation, the Company determined that FirstBest’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, and order backlog. The valuation method used was in accordance with the Company’s policy, practice and experience as described above.
The allocation of the purchase price is preliminary pending the final valuation of intangible assets, certain acquired deferred tax assets and completion of certain statutory tax filing requirements and is therefore subject to potential future measurement period adjustments. The preliminary allocation of the purchase consideration was as follows:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$2,518
Developed technology	8,000	5
Customer contracts and related relationships	6,500	9
Order backlog	900	3
Deferred tax assets, net	4,406
Goodwill	15,434
Total purchase price	$37,758

The goodwill of $15.4 million arising from the acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. None of the goodwill recognized is expected to be deductible for income tax purposes.
The results of FirstBest’s operations since the date of acquisition were included in the Company’s results of operations for the fiscal year ended July 31, 2017, and were not material. The pro forma results of operations have not been presented because the effects of the business combination were not material to the Company’s consolidated results of operations.
Fiscal Year 2016

EagleEye Acquisition

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
As part of the purchase price allocation, the Company determined that EagleEye’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, partner relationships and order backlog. The Company measured fair values of the intangible assets by applying the income and relief from royalty approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. The valuation method used was in accordance with the Company’s policy, practice and experience as described above.
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

4. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consisted of the following:

	July 31, 2017	July 31, 2016
	(in thousands)
Computer hardware	$21,408	$19,257
Purchased software	3,855	5,066
Capitalized software development costs	1,065	—
Furniture and fixtures	3,253	3,492
Leasehold improvements	8,251	8,434
Total property and equipment	37,832	36,249
Less accumulated depreciation	(23,456)	(23,294)
Property and equipment, net	$14,376	$12,955
As of July 31, 2017 and 2016, no property and equipment was pledged as collateral against borrowings. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $6.6 million, $6.5 million and $6.0 million for the years ended July 31, 2017, 2016 and 2015, respectively.
During the third quarter of 2017, the Company began to capitalize software development costs for a cloud-based technology application that the Company will offer solely for its software subscription service. The amount capitalized was $1.1 million for the fiscal year ended July 31, 2017 and comprised primarily of compensation and related headcount costs for employees who were directly associated with the software development projects.
Other Assets
The Company’s other assets of $20.1 million and $12.3 million at July 31, 2017 and 2016, respectively, include the strategic equity investment in a privately-held company, which was accounted for using the cost method of accounting. Strategic investments are non-marketable equity securities, in which the Company does not have a controlling interest or the ability to exert significant influence. These investments do not have a readily determinable market value. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than temporary impairments, certain distributions and additional investments. Accordingly, if the Company were to disclose the fair value of the investment, the fair value measurement would be Level 3 in the valuation hierarchy. The Company assesses the investment for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.
In December 2015, the Company invested $5.0 million in a convertible note issued by a privately-held company. In April 2016, the convertible note with accrued interest was converted to preferred stock. The investment was re-measured at $6.0 million based on the estimated fair value of the preferred stock at the date of conversion. This equity investment was reported in long-term other assets on the Company’s consolidated balance sheet as of July 31, 2016. During the third quarter of 2017, the Company invested an additional $4.7 million in this privately-held company resulting in no significant change in ownership or degree of influence. As of July 31, 2017 and July 31, 2016, there were no indicators that the investment with carrying values of $10.7 million and $6.0 million, respectively, were impaired.

Goodwill and Intangible Assets
The changes in the carrying amount of goodwill acquired were as follows:

(in thousands)
Goodwill, July 31, 2015	$9,205
Addition - EagleEye acquisition	20,875
Goodwill, July 31, 2016	$30,080
Addition -- FirstBest acquisition	15,434
Addition -- ISCS acquisition	96,337
Goodwill, July 31, 2017	$141,851

Intangible assets consisted of the following:

	July 31, 2017			July 31, 2016
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in thousands)
Amortized intangible assets:
Acquired technology	$65,200	$14,710	50,490	$13,900	$5,199	$8,701
Customer contracts and related relationships	18,000	1,683	16,317	4,500	167	4,333
Partner relationships	200	30	170	200	8	192
Order backlog	5,500	1,162	4,338	1,100	122	978
Total	$88,900	$17,585	$71,315	$19,700	$5,496	$14,204
Amortization expense was $12.1 million, $2.3 million and $1.4 million during the years ended July 31, 2017, 2016 and 2015, respectively. Estimated aggregate amortization expense for each of the next five fiscal years are as follows:

Future Amortization
(in thousands)
2018	$18,782
2019	17,542
2020	16,464
2021	9,995
2022	2,156
Thereafter	6,376
Total	$71,315
Accrued Employee Compensation
Accrued employee compensation consisted of the following:

	July 31, 2017	July 31, 2016
	(in thousands)
Accrued bonuses	$26,581	$24,872
Accrued commission	5,228	2,571
Accrued vacation	10,873	9,067
Accrued salaries, payroll taxes and benefits	6,200	4,757
Total	$48,882	$41,267
Deferred Revenues
Deferred revenues consisted of the following:

	July 31, 2017	July 31, 2016
	(in thousands)
Deferred license and other revenues	$23,727	$19,841
Deferred maintenance revenues	47,727	38,928
Deferred services revenues	39,681	11,246
Total	$111,135	$70,015

Deferred service revenues included $17.7 million as of July 31, 2017 and $5.1 million as of July 31, 2016 of deferred services revenues related to one arrangement which are amortized over approximately two years from the acceptance date.

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(In thousands)
Balance as of July 31, 2015	$(6,247)	$(96)	$(6,343)
Other comprehensive income (loss) before reclassification adjustments:	(562)	475	(87)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	24	24
Tax effect	—	(187)	(187)
Balance as of July 31, 2016	(6,809)	216	(6,593)
Other comprehensive income (loss) before reclassification adjustments:	1,179	(465)	714
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	(151)	(151)
Tax effect	—	234	234
Balance as of July 31, 2017	$(5,630)	$(166)	$(5,796)

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
The following table sets forth the computation of the Company’s basic and diluted net income per share for the years ended July 31, 2017, 2016 and 2015:

	Fiscal years ended July 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net income	$21,224	$14,976	$9,885

Denominator:
Basic - weighted-average shares	73,994,577	72,026,694	70,075,908
Weighted-average effect of dilutive securities:
Stock options	544,520	859,855	1,223,106
Restricted stock units	789,246	879,411	1,015,419
Diluted - weighted-average shares	75,328,343	73,765,960	72,314,433

Net income per share:
Basic	$0.29	$0.21	$0.14
Diluted	$0.28	$0.20	$0.14
The following outstanding shares of common stock equivalents are excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Fiscal years ended July 31,
	2017	2016	2015
Stock options to purchase common stock	24,128	77,737	290,670
Restricted stock units	88,582	22,994	678

6. Commitments and Contingencies
The following table presents a summary of the Company’s contractual obligations and commitments as of July 31, 2017:

	Lease Obligations (1)	Royalty Obligations (2)	Purchase Commitments (3)	Total
Fiscal Year Ending July 31,	(in thousands)
2018	$9,162	$2,545	$4,306	$16,013
2019	8,272	822	2,793	11,887
2020	2,978	309	1,604	4,891
2021	2,678	—	922	3,600
2022	1,355	—	92	1,447
2023 and thereafter	1,200	—	—	1,200
Total	$25,645	$3,676	$9,717	$39,038

(1)	Operating lease agreements primarily represent our obligations to make payments under our non-cancellable lease agreements for our corporate headquarters and worldwide offices through 2025.

(2)	Royalty obligations primarily represent our obligations under our non-cancellable agreements related to software used in certain revenue-generating agreements.

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
Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $6.8 million, $5.7 million and $5.5 million during the years ended July 31, 2017, 2016 and 2015, respectively.
Letters of Credit
In addition to the unsecured letter of credit for the building lease, the Company had an unsecured letter of credit agreement related to a customer arrangement for Polish Zloty 10.0 million as of July 31, 2016 to secure contractual commitments and prepayments. In May 2017, this letter of credit was closed and no longer outstanding.
Legal Proceedings
From time to time, the Company is involved in various other legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company are outstanding as of July 31, 2017 and 2016. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

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
In fiscal year 2015, the Company began requiring that employees sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes (“sell-to-cover”), rather than its previous approach of net share settlement.
Stock-Based Compensation Expense
Stock-based compensation cost related to options and restricted stock units (“RSUs”) granted to employee and non-employee is as follows:

	Fiscal years ended July 31,
	2017	2016	2015
	(in thousands)
Total cost of stock-based compensation	$72,695	$66,409	$51,375
Impact of capitalized stock-based compensation	(901)	(278)	—
Amount charged to income	$71,794	$66,131	$51,375

Stock-based compensation cost charged to the following expense categories:
Cost of license and other revenues	$373	$433	$222
Cost of maintenance revenues	1,694	1,491	1,158
Cost of services revenues	18,622	17,878	15,022
Research and development	18,123	15,555	10,683
Sales and marketing	16,663	15,090	12,090
General and administrative	16,319	15,684	12,200
Total stock-based compensation expense	71,794	66,131	51,375
Tax benefit from stock-based compensation	23,014	20,092	19,087
Total stock-based compensation expense, net of tax effect	$48,780	$46,039	$32,288

As of July 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures and before tax benefit, was as follows:

	As of July 31, 2017
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$118,288	2.4
Stock options	990	1.1
	$119,278
RSUs
RSU activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
			(in thousands)
Balance as of July 31, 2014	3,384,221	$30.70	$137,061
Granted	1,664,413	47.50
Released	(1,819,825)	25.99	$88,648
Canceled	(346,135)	36.72
Balance as of July 31, 2015	2,882,674	42.65	$170,222
Granted	1,586,192	54.99
Released	(1,408,746)	41.21	$78,763
Canceled	(332,396)	46.71
Balance as of July 31, 2016	2,727,724	50.08	$167,673
Granted	1,542,235	61.22
Released	(1,372,770)	49.38	$81,427
Canceled	(263,104)	53.53
Balance as of July 31, 2017	2,634,085	$56.62	$190,076
Expected to vest as of July 31, 2017	2,465,394	$56.40	$177,903

(1)
Aggregate intrinsic value at each fiscal year end represents the total market value of RSUs at the Company’s closing stock price of $72.16, $61.47 and $59.05 on July 31, 2017, 2016 and 2015, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released RSUs at date of release.

The Company’s restricted stock units also included PSU and TSR PSU awards, which have been granted to certain executives and employees of the Company. The PSU awards included performance conditions as well as time-based vesting which generally vest over four-year period. The TSR PSUs are subject to total shareholder return rankings relative to the software companies in the S&P Software and Services Select Industry Index for a specified performance period or specified performance periods, and vest at the end of three years. In select cases, certain TSR PSUs are also subject to performance-based conditions.
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

The Company recognized stock-based compensation of $9.4 million, $6.9 million and $2.4 million that were related to these performance-based awards in fiscal years 2017, 2016 and 2015, respectively.
Valuation assumptions of TSR PSUs

The fair values of the TSR PSUs were estimated at the grant date using Monte Carlo simulation model which included the following assumptions:

Fiscal years ended July 31,
	2017	2016	2015
Expected term (in years)	2.66 - 2.88	*	*
Risk-free interest rate	0.89% - 1.34%	*	*
Expected volatility	30.2% - 31.5%	*	*
Average expected volatility of the peer companies in the index	36.9% - 37.0%	*	*
Expected dividend yield	—%	*	*
* There were no TSR PSUs granted during fiscal years ended July 31, 2016 and 2015.
Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2014	2,400,253	$11.24	5.5	$71,640
Granted	138,643	47.23
Exercised	(665,665)	9.46		27,263
Canceled	(51,169)	23.04
Balance as of July 31, 2015	1,822,062	14.29	4.9	81,548
Granted	10,000	54.00
Exercised	(652,832)	12.01		29,186
Canceled	(20,658)	40.86
Balance as of July 31, 2016	1,158,572	15.45	4.0	53,316
Granted	—	—
Exercised	(594,936)	9.35		30,636
Canceled	(8,000)	2.74
Balance as of July 31, 2017	555,636	$22.17	4.0	$27,777
Vested and expected to vest as of July 31, 2017	554,768	$22.13	4.0	$27,757
Exercisable as of July 31, 2017	498,893	$19.25	3.7	$26,395

(1)
Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $72.16, $61.47 and $59.05 on July 31, 2017, 2016 and 2015 and the exercise price of the option, respectively. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation assumptions of Stock Options
The per share fair value of each stock option was determined using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal years ended July 31,
	2017	2016	2015
Expected life (in years)	*	4.9	6.0 - 6.1
Risk-free interest rate	*	1.5%	1.7% - 1.9%
Expected volatility	*	38.8%	39.4% - 45.1%
Expected dividend yield	*	—%	—%
Weighted average fair value of options granted	*	$19.18	$20.78
* There were no options granted during fiscal year ended July 31, 2017.
Common Stock Reserved for Future Issuance
As of July 31, 2017 and 2016, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2017	July 31, 2016
Exercise of stock options to purchase common stock	555,636	1,158,572
Vesting of restricted stock units	2,634,085	2,727,724
Shares available for grant under stock plans	18,453,674	16,746,754
Total common stock reserved for future issuance	21,643,395	20,633,050

8. Income Taxes
The Company’s income before provision for income taxes for the years ended July 31, 2017, 2016 and 2015 is as follows:

	Fiscal years ended July 31,
	2017	2016	2015
	(in thousands)
Domestic	$26,474	$11,209	$11,348
International	6,803	9,573	5,392
Income before provision for income taxes	$33,277	$20,782	$16,740
The provision for income taxes consisted of the following:

	Fiscal years ended July 31,
	2017	2016	2015
	(in thousands)
Current:
U.S. federal	$7,793	$4,936	$2,509
State	1,974	1,006	300
Foreign	3,595	4,350	3,910
Total current	13,362	10,292	6,719
Deferred:
U.S. federal	(686)	(4,867)	983
State	(429)	631	169
Foreign	(194)	(250)	(1,016)
Total deferred	(1,309)	(4,486)	136
Total provision for income taxes	$12,053	$5,806	$6,855

Differences between income taxes calculated using the statutory federal income tax rate of 35% and the provision for income taxes are as follows:

	Fiscal years ended July 31,
	2017	2016	2015
	(in thousands)
Statutory federal income tax	$11,647	$7,274	$5,858
Nondeductible items and other	2,703	2,289	1,575
State income taxes, net of federal benefit	1,022	191	388
Impact of state rate changes	—	1,132	—
Foreign income taxed at different rates	1,513	945	816
Tax credits	(4,709)	(5,963)	(1,697)
Change in valuation allowance	(123)	(62)	(85)
Total provision for income taxes	$12,053	$5,806	$6,855
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2017	2016
	(in thousands)
Accruals and reserves	$11,612	$11,618
Stock-based compensation	8,519	6,874
Deferred revenues	3,848	1,513
Property and equipment	1,189	1,815
Net operating loss carryforwards	16,720	10,333
Tax credits	11,919	12,145
Total deferred tax assets	53,807	44,298
Less valuation allowance	12,583	10,505
Net deferred tax assets	41,224	33,793
Less deferred tax liabilities:
Intangible assets	3,794	2,429
Total net deferred tax assets	$37,430	$31,364
During the years ended July 31, 2017, 2016 and 2015, the Company was able to consider positive evidence in determining the realizability of its deferred tax assets, including projections for future growth, and determined a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $12.6 million and $10.5 million remained as of July 31, 2017 and 2016, respectively, primarily for California research and development credits and net operating loss carryforwards that were not more likely than not realizable.
As of July 31, 2017, the Company had U. S. federal, California and other states net operating loss (“NOL”) carryforwards of $220.0 million, $68.0 million, and $96.2 million, respectively. The U. S. federal and California NOL carryforwards will start to expire in 2022 and 2018, respectively.
The Company had research and development tax credit (“R&D credit”) carryforwards of the following:

As of July 31, 2017
(in thousands)
U.S. federal	$21,600
California	22,200
Total R&D credit carryforwards	$43,800

The U.S. federal R&D credit will start to expire in 2023. California R&D tax credits have no expiration.
The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized through reduction to income tax payable on the tax returns. As a result, the pre-tax excess tax benefits included in federal and

California net operating loss carryforwards on the tax returns but not reflected in deferred tax assets for fiscal year 2017 are $176.1 million and $50.6 million, respectively.
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
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of July 31, 2017, U.S. income taxes were not provided for on the cumulative total of $35.6 million in undistributed earnings from profitable foreign subsidiaries. As of July 31, 2017, the unrecognized deferred tax liability for these earnings was approximately $10.8 million.
Unrecognized Tax Benefits
The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal years ended July 31,
	2017	2016	2015
	(in thousands)
Unrecognized tax benefit - beginning of period	$7,687	$6,109	$7,976
Gross increases - prior period tax positions	712	177	1
Gross decreases - prior period tax positions	(691)	(216)	(2,896)
Gross increases - current period tax positions	1,638	1,617	1,028
Unrecognized tax benefit - end of period	$9,346	$7,687	$6,109
During the year ended July 31, 2017, the Company’s unrecognized tax benefits increased by $1.7 million, primarily associated with the Company’s U.S. federal and California R&D tax credits. As of July 31, 2017, the Company had unrecognized tax benefits of $4.0 million that, if recognized, would affect the Company’s effective tax rate.
The Company or one of its subsidiaries files income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. If the Company utilizes net operating losses or tax credits in future years, the U.S. federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2017. As of July 31, 2017, the Company has no tax audits in progress in the U.S. and in foreign jurisdictions.

9. Defined Contribution and Other Post-retirement Plans
The Company’s employee savings and retirement plan in the United States is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $5,000 per participant per calendar year. Certain of the Company’s foreign subsidiaries also have defined contribution plans in which a majority of its employees participate and the Company makes matching contributions. The Company’s contributions to its 401(k) and foreign subsidiaries’ plans were $7.1 million, $5.5 million and $4.3 million for the fiscal years ended July 31, 2017, 2016 and 2015, respectively.
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

The following table sets forth revenues by country and region based on the billing address of the customer:

	Fiscal years ended July 31,
	2017	2016	2015
	(in thousands)
United States	$301,155	$230,935	$208,104
Canada	50,981	44,717	37,833
Other Americas	19,447	18,114	7,162
Total Americas	371,583	293,766	253,099
United Kingdom	32,554	34,031	44,393
Other EMEA	48,727	41,914	47,449
Total EMEA	81,281	75,945	91,842
Total APAC	61,420	54,735	35,596
Total revenues	$514,284	$424,446	$380,537
No country other than those listed above accounted for more than 10% of revenues during the years ended July 31, 2017, 2016 and 2015.
The following table sets forth the Company’s long-lived assets, including goodwill and intangibles, net by geographic region:

	July 31, 2017	July 31, 2016
	(in thousands)
Americas	$224,667	$53,826
EMEA	2,747	3,085
APAC	128	328
Total	$227,542	$57,239

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of July 31, 2017.

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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2017, and is incorporated in this report by reference.

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
Date: September 19, 2017

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

Signature	Title	Date

/s/ Marcus S. Ryu	President, Chief Executive Officer and Director (Principal Executive Officer)	September 19, 2017
Marcus S. Ryu

/s/ Richard Hart	Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2017
Richard Hart

/s/ Peter Gassner	Director (Chairman of the Board)	September 19, 2017
Peter Gassner

/s/ Andrew Brown	Director	September 19, 2017
Andrew Brown

/s/ Craig Conway	Director	September 19, 2017
Craig Conway

/s/ Guy Dubois	Director	September 19, 2017
Guy Dubois

/s/ Paul Lavin	Director	September 19, 2017
Paul Lavin

/s/ Clifton Thomas Weatherford	Director	September 19, 2017
Clifton Thomas Weatherford

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws.	8-K	3.1	December 5, 2016
4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	January 9, 2012
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	10.1	October 28, 2011
10.2	2006 Stock Plan and forms of agreements thereunder.	S-1	10.2	September 2, 2011
10.3	2009 Stock Plan and forms of agreements thereunder.	S-1	10.3	September 2, 2011
10.4	2010 Restricted Stock Unit Plan and forms of agreements thereunder.	S-1	10.4	September 2, 2011
10.5	2011 Stock Plan and forms of agreements thereunder.	S-1/A	10.5	December 13, 2011
10.6	Form of Executive Agreement.	10-K	10.6	September 17, 2014
10.7	Senior Executive Incentive Bonus Plan.	S-1/A	10.12	December 13, 2011
10.8	Lease Agreement between Parkside Towers, L.P. and the Registrant dated as of December 5, 2011.	S-1/A	10.13	December 13, 2011
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Stock Plan.	10-Q	10.9	December 2, 2015
21.1	Subsidiaries of the Registrant.	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	—	—
101.INS	XBRL Instance Document.	Filed herewith	—	—
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith	—	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith	—	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith	—	—
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith	—	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith	—	—

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