Form 10-Q
period 2017-10-31
Guidewire Software, Inc.
filed 2017-11-30
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On October 31, 2017, the registrant had 75,362,109 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•	growth prospects of the property & casualty (“P&C”) insurance industry and our company;

•	the developing market for subscription services and uncertainties attendant on emerging sales and delivery models;

•	trends in future sales, including the mix of licensing and subscription models and seasonality;

•	our competitive environment and changes thereto;

•	competitive attributes of our software applications and delivery models;

•	challenges to further increase sales outside of the United States;

•	our research and development investment and efforts;

•	expenses to be incurred, and benefits to be achieved from our acquisitions;

•	our gross and operating margins and factors that affect such margins;

•	our provision for tax liabilities and other critical accounting estimates;

•	the impact of new accounting standards and any contractual changes we have made in anticipation of such changes;

•	our exposure to market risks, including geographical and political events that may negatively impact our customers; and

•	our ability to satisfy future liquidity requirements.

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

_____________

Unless the context requires otherwise, we are referring to Guidewire Software, Inc. together with its subsidiaries when we use the terms “Guidewire,” the “Company,” “we,” “our” or “us.”

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31, 2017	July 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$255,399	$263,176
Short-term investments	305,685	310,027
Accounts receivable	78,408	79,433
Prepaid expenses and other current assets	28,142	26,604
Total current assets	667,634	679,240
Long-term investments	92,388	114,585
Property and equipment, net	13,806	14,376
Intangible assets, net	66,538	71,315
Deferred tax assets, net	146,005	37,430
Goodwill	141,924	141,851
Other assets	21,853	20,104
TOTAL ASSETS	$1,150,148	$1,078,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,233	$13,416
Accrued employee compensation	24,579	48,882
Deferred revenues, current	86,661	91,243
Other current liabilities	9,959	10,075
Total current liabilities	135,432	163,616
Deferred revenues, noncurrent	24,519	19,892
Other liabilities	1,796	2,112
Total liabilities	161,747	185,620
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	850,705	830,014
Accumulated other comprehensive loss	(6,567)	(5,796)
Retained earnings	144,255	69,055
Total stockholders’ equity	988,401	893,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,150,148	$1,078,901
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended October 31,
	2017	2016
Revenues:
License and other	$30,093	$38,721
Maintenance	18,930	16,532
Services	59,148	38,874
Total revenues	108,171	94,127
Cost of revenues:
License and other	6,715	2,430
Maintenance	3,467	3,325
Services	52,712	36,264
Total cost of revenues	62,894	42,019
Gross profit:
License and other	23,378	36,291
Maintenance	15,463	13,207
Services	6,436	2,610
Total gross profit	45,277	52,108
Operating expenses:
Research and development	35,711	30,750
Sales and marketing	23,610	25,500
General and administrative	18,671	14,160
Total operating expenses	77,992	70,410
Loss from operations	(32,715)	(18,302)
Interest income	1,908	1,342
Other expense, net	(262)	(681)
Loss before income taxes	(31,069)	(17,641)
Benefit from income taxes	(22,155)	(9,783)
Net loss	$(8,914)	$(7,858)
Net loss per share:
Basic	$(0.12)	$(0.11)
Diluted	$(0.12)	$(0.11)
Shares used in computing net loss per share:
Basic	75,187,430	73,293,467
Diluted	75,187,430	73,293,467

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended October 31,
	2017	2016
Net loss	(8,914)	(7,858)
Other comprehensive loss:
Foreign currency translation adjustments	(696)	(851)
Unrealized losses on available-for-sale securities, net of tax benefit of $45 and $134 for the three months ended October 31, 2017 and 2016, respectively	(90)	(196)
Reclassification adjustment for realized losses (gains) included in net loss	15	(27)
Other comprehensive loss	(771)	(1,074)
Comprehensive loss	(9,685)	(8,932)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,914)	$(7,858)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,634	3,074
Stock-based compensation	19,623	17,877
Deferred income tax	(23,708)	(10,502)
Amortization of premium on available-for-sale securities, and other non-cash items	210	467
Changes in operating assets and liabilities:
Accounts receivable	855	8,682
Prepaid expenses and other assets	(3,575)	191
Accounts payable	1,868	902
Accrued employee compensation	(23,953)	(21,300)
Other liabilities	(356)	(1,251)
Deferred revenues	68	(3,192)
Net cash used in operating activities	(31,248)	(12,910)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(66,843)	(200,893)
Sales of available-for-sale securities	93,039	157,163
Purchases of property and equipment	(1,899)	(2,474)
Capitalized software development costs	(517)	—
Acquisitions of business, net of acquired cash	—	(33,593)
Net cash provided by (used in) investing activities	23,780	(79,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	365	1,112
Net cash provided by financing activities	365	1,112
Effect of foreign exchange rate changes on cash and cash equivalents	(674)	(924)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,777)	(92,519)
CASH AND CASH EQUIVALENTS—Beginning of period	263,176	223,582
CASH AND CASH EQUIVALENTS—End of period	$255,399	$131,063
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$1,283	$1,062
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$374	$188

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and Summary of Significant Accounting Policies and Estimates
Business
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which consists of three key elements: core transaction processing, data management and analytics, and digital engagement. The Company’s technology platform supports core insurance operations, including underwriting and policy administration, claim management and billing, enables new insights into data that can improve business decision making and supports digital sales, service and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily insurance carriers for property and casualty (“P&C”) insurance.
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements for the fiscal year ended July 31, 2017 included in the Company’s Annual Report on Form 10-K except changes to the income taxes and stock based compensation policies resulting from the adoption of Accounting Standards Update (“ASU”) 2016-09.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company maintains its cash, cash equivalents and investments with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
One customer individually accounted for 10% of the Company’s revenues for the three months ended October 31, 2017. No customer accounted for 10% or more of the Company’s revenues for the three months ended October 31, 2016. One customer individually accounted for 11% of the Company’s total accounts receivable as of October 31, 2017, and another customer individually accounted for 11% of the Company’s total accounts receivable as of July 31, 2017.
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
Revenues are derived from three sources:

(i)	License fees related to term (or time-based) licenses, perpetual software licenses, and software subscriptions;

(ii)	Maintenance fees related to email and phone support, bug fixes and unspecified software updates and upgrades released when, and if, available during the maintenance term; and

(iii)	Services fees from professional services related to the implementation of the Company’s software, reimbursable travel and training expenses.
Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the period.

•
Delivery or performance has occurred. The Company’s software is delivered electronically to the customer. Delivery is considered to have occurred when the Company provides the customer access to the software along with login credentials.

•
Fees are fixed or determinable. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Fees from term licenses are invoiced in advance in annual or quarterly installments over the term of the agreement beginning on the effective date of the license and represent extended payment terms. A significant majority are invoiced annually. As a result, term license fees are not considered to be fixed and determinable until they become due or payment is received. Perpetual license fees are generally due between 30 and 60 days from delivery of software. We offer extended payment terms in limited cases.

•
Collectability is probable or reasonably assured. Collectability is assessed on a customer-by-customer basis, based primarily on creditworthiness as determined by credit checks and analysis, as well as customer payment history. Payment terms generally range from 30 to 90 days from invoice date. If it is determined prior to revenue recognition that collection of an arrangement fee is not probable, revenues are deferred until collection becomes probable or reasonably assured, or cash is collected, assuming all other revenue recognition criteria are satisfied.

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

Substantially all of the Company’s professional services engagements are billed on a time and materials basis. Services are typically not considered to be essential to the functionality of the software, and the related revenues and costs are recognized in the period incurred.

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

In the limited cases where professional services are deemed to be essential to the functionality of the software, the arrangement is accounted for using contract accounting until the essential services are complete. If reliable estimates of total project costs can be made, the Company applies the percentage-of-completion method whereby revenue recognition is measured based on the ratio of service billings to date compared to total estimated service billings for the consulting services. Service billings approximate labor hours as an input measure since they are generally billed monthly on a time and material basis. The fees related to the maintenance are recognized over the period the maintenance is provided.

If reliable estimates of total project costs cannot be made, the zero gross margin or the completed contract method is applied to revenues and direct costs. Under the zero gross margin method, revenues recognized are limited to the direct costs incurred for the professional services. Under the completed contract method, revenues and direct costs are deferred until the project is complete. When the zero gross margin method is applied for lack of reliable project estimates and subsequently project estimates become reliable, the Company switches to the percentage-of-completion method, resulting in a cumulative effect adjustment for deferred license revenues to the extent of progress toward completion, and the related portion of the deferred professional service margin is recognized in full as revenues.
The Company also sells its software on a subscription basis, and the related revenues are recognized ratably over the term of the arrangement typically upon provisioning the products.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement carrying amounts of existing assets and liabilities by using enacted tax rates in effect for the year in which the difference is expected to reverse. All deferred tax assets and liabilities are classified as non-current on its condensed consolidated balance sheets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that some portion or all of such deferred tax assets will not be realized and is based on the positive and negative evidence about the future including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
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
Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure the stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. To date, the Company has granted stock options, time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and restricted stock units that may be earned subject to the Company’s total shareholder return ranking relative to the software companies in the S&P Software and Services Select Industry Index (“S&P Index”) for a specified performance period or specified performance periods, service periods, and in select cases, subject to certain performance conditions (“TSR PSUs”).

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
The fair value of the Company’s TSR PSUs are estimated at the grant date using a Monte Carlo simulation method. The assumptions utilized in this simulation require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense. Compensation expense associated with these TSR PSUs will be recognized over the vesting period regardless of whether the market condition is ultimately satisfied, however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense may fluctuate depending on the achievement of the performance conditions. All TSR PSUs will vest at the end of a three-year period.
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

Software Development Costs

For qualifying costs incurred for computer software developed for internal use, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These capitalized costs are amortized to expense over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s consolidated statements of operations. Capitalized software development costs are recorded in property and equipment on the Company’s consolidated balance sheet.
Impairment of Long-Lived Assets, Intangible Assets and Goodwill
The Company evaluates its long-lived assets, consisting of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the assets over the estimated fair value of the assets. The Company has not written down any of its long-lived assets as a result of impairment during the periods presented.
The Company tests goodwill for impairment annually, during the fourth quarter of each fiscal year and in the interim whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In performing the qualitative assessment, the Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets and changes in the price of the Company’s common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed. There have been no goodwill impairments during the periods presented.
Recent Accounting Pronouncements

Share-Based Payment Accounting (Topic 718): Improvements on Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU No. 2016-09 on August 1, 2017.

•
This ASU requires excess tax benefits and tax deficiencies related to share based payments to be recorded as income tax expense or benefit in the income statement when awards vest or are exercised. Cash flows associated with excess tax benefits are no longer classified as cash flows from financing activities but will be classified as operating activities, consistent with other income tax cash flows. The ASU also requires recognition of a windfall tax benefit at the time of settlement, instead of delaying recognition until it reduces current taxes payable; subject to normal valuation allowance considerations. Previously unrecognized excess tax benefits of $85.7 million have been recorded as deferred tax assets net of valuation allowances of $0.6 million, on a modified retrospective basis with a net cumulative effect adjustment to opening retained earnings of $85.1 million. For the three months ended October 31, 2017, the benefit from income taxes included $4.4 million in tax effects related to stock based awards settled in the period.

•
The Company elected to account for forfeitures based on actuals, as they occur, and using a modified retrospective transition method,recorded a cumulative-effect adjustment of $1.0 million to decrease the Company’s opening retained earnings balance as of the adoption date.

•
The Company has prospectively classified excess tax benefits and deficiencies as operating activities on the condensed consolidated statement of cash flows, these were previously classified as financing activities.

•
The Company prospectively excluded excess tax benefits and deficiencies from assumed future proceeds in the calculation of diluted shares when using the treasury stock method. The effect of this change on the fully diluted net income per share was immaterial for the three months ended October 31, 2017.

Revenue from Contracts with Customers (Topic 606): Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date , which deferred the effective date of this standard. As a result, the ASU and related amendments will be effective for the Company for its fiscal year beginning August 1, 2018, including interim periods within that fiscal year. Early adoption is permitted, but not before the original effective date of the ASU, August 1, 2017.
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

The Company continues to evaluate the other potential impacts that Topic 606 will have on its consolidated financial statements, internal controls, business processes, and information technology systems including, for example, how to account for commission expenses, and the accounting for new subscription based offerings, including new revenue models acquired from recent acquisitions.
Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825) (“ASU 2016-01”), which impacts certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will be effective for the Company beginning August 1, 2018. The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

Share-Based Payment Accounting (Topic 718): Scope of Modification Accounting

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
Leases (Topic 842): Accounting for Leases

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

2.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following:

	October 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$21,652	$—	$(56)	$21,596
Commercial paper	70,277	—	(14)	70,263
Corporate bonds	257,458	89	(221)	257,326
U.S. Government bonds	58,162	—	(172)	57,990
Certificates of deposit	28,976	14	(4)	28,986
Money market funds	183,467	—	—	183,467
Total	$619,992	$103	$(467)	$619,628

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. agency securities	$22,662	$—	$(66)	$22,596
Commercial paper	147,371	2	(34)	147,339
Corporate bonds	258,334	157	(146)	258,345
U.S. Government bonds	67,164	—	(185)	66,979
Certificate of deposit	27,498	29	—	27,527
Money market funds	96,313	—	—	96,313
Total	$619,342	$188	$(431)	$619,099
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	October 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. agency securities	$16,059	$(34)	$5,537	$(23)	$21,596	$(57)
Commercial paper	18,079	(14)	—	—	18,079	(14)
Corporate bonds	174,857	(202)	12,973	(19)	187,830	(221)
U.S. Government bonds	45,301	(155)	12,690	(16)	57,991	(171)
Certificate of deposit	12,974	(4)	—	—	12,974	(4)
Total	$267,270	$(409)	$31,200	$(58)	$298,470	$(467)

As of October 31, 2017, the Company had 110 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at October 31, 2017 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s investments measured at fair value:

	October 31, 2017
	Less Than 12 Months	12 to 24 Months	Total
	(in thousands)
U.S. agency securities	$21,596	$—	$21,596
Commercial paper	70,263	—	70,263
Corporate bonds	169,940	87,386	257,326
U.S. Government bonds	57,990	—	57,990
Money market funds	183,467	—	183,467
Certificates of deposit	23,984	5,002	28,986
Total	$527,240	$92,388	$619,628

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
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of October 31, 2017 and July 31, 2017:

	October 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Commercial paper	$—	$38,088	$—	$38,088
Money market funds	183,467	—	—	183,467
Short-term investments:
U.S. agency securities	—	21,596	—	21,596
Commercial paper	—	32,175	—	32,175
U.S. Government bonds	—	57,990	—	57,990
Corporate bonds	—	169,940	—	169,940
Certificates of deposit	—	23,984	—	23,984
Long-term investments:
U.S. agency securities	—	—	—	—
Certificates of deposit	—	5,002	—	5,002
Corporate bonds	—	87,386	—	87,386
U.S. Government bonds	—	—	—	—
Total	$183,467	$436,161	$—	$619,628

	July 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Commercial paper	$—	$98,174	$—	$98,174
Money market funds	96,313	—	—	96,313
Short-term investments:
U.S. agency securities	—	20,583	—	20,583
Commercial paper	—	49,165	—	49,165
U.S. Government bonds	—	47,105	—	47,105
Corporate bonds	—	170,654	—	170,654
Certificate of deposit	—	22,520	—	22,520
Long-term investments:
U.S. agency securities	—	2,013	—	2,013
Certificate of deposit	—	5,007	—	5,007
Corporate bonds	—	87,691	—	87,691
U.S. Government bonds	—	19,874	—	19,874
Total	$96,313	$522,786	$—	$619,099

3.	Acquisitions

ISCS Acquisition

On February 16, 2017, the Company completed its acquisition of ISCS, Inc., a privately-held company that provides a cloud-based, all-in-one system for policy administration, billing and claims management to P&C insurers (“ISCS Acquisition”). The purchase price of the ISCS Acquisition was approximately $160 million, subject to certain adjustments including a net working capital adjustment, which resulted in cash consideration paid of $154.9 million. The fair value of all assets acquired and liabilities assumed will be finalized by the fiscal quarter ending April 30, 2018. A portion of the consideration has been placed into an escrow account as partial security to satisfy any potential claims, including the indemnification liability for state sales taxes. The ISCS Acquisition is intended to enhance the Company's ability to serve those P&C insurers that prefer a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality. Total acquisition costs of $1.1 million were expensed as incurred, and recorded as general and administrative expenses in the accompanying condensed consolidated statement of operations.

In connection with the ISCS Acquisition, the Company recorded an indemnification asset of $1.6 million, which represents the selling security holders’ obligation under the Agreement and Plan of Merger to indemnify the Company for unpaid state sales taxes. The indemnification asset was recognized on the same basis as the corresponding liability, which is based on its estimated fair value as of the date of acquisition.

The ISCS Acquisition was accounted for as a business combination. As part of the preliminary purchase price allocation, the Company determined that ISCS’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, and order backlog. The valuation method used was in accordance with the Company’s policy, practice and experience as described above:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$4,551
Developed technology	43,300	4
Customer contracts and related relationships	7,000	9
Order backlog	3,500	4
Deferred tax assets	171
Goodwill	96,410
Total preliminary purchase price	$154,932
The goodwill of $96.4 million arising from the ISCS Acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. The goodwill recognized is deductible for income tax purposes.

FirstBest Acquisition
In August 2016, the Company purchased all of the outstanding equity interests of FirstBest, Inc. During the three months ended October 31, 2017, the fair value of all assets acquired and liabilities assumed in the transaction, including acquired deferred tax assets, were finalized, and did not result in any additional adjustments to the preliminary purchase price allocation in the current quarter.
4. Balance Sheet Components
Property and Equipment, net
Property and equipment consist of the following:

	October 31, 2017	July 31, 2017
	(in thousands)
Computer hardware	$21,537	$21,408
Purchased software	3,884	3,855
Capitalized software development costs	1,520	1,065
Furniture and fixtures	3,404	3,253
Leasehold improvements	8,230	8,251
Total property and equipment	38,575	37,832
(Less) accumulated depreciation	(24,769)	(23,456)
Property and equipment, net	$13,806	$14,376
As of October 31, 2017 and July 31, 2017, no property and equipment was pledged as collateral. Depreciation expense was $1.9 million and $1.6 million for the three months ended October 31, 2017 and 2016, respectively.
During the third fiscal quarter of 2017, the Company began to capitalize software development costs for a cloud-based technology application that the Company will offer solely as a software subscription service. The amounts capitalized as of October 31, 2017 and July 31, 2017 were $1.5 million and $1.1 million, respectively, and comprised primarily of compensation and related headcount costs for employees who were directly associated with the software development projects.
Other Assets
The Company’s other assets of $21.9 million and $20.1 million at October 31, 2017 and at July 31, 2017, respectively, include a strategic equity investment in a privately-held company of $10.7 million, which was accounted for using the cost method of accounting. Strategic investments are non-marketable equity securities, in which the Company does not have a controlling interest or the ability to exert significant influence. These investments do not have a readily determinable market value. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than temporary impairments, certain distributions and additional investments. Accordingly, if the Company were to disclose the fair value of the investment, the fair value measurement would be Level 3 in the valuation hierarchy. The Company assesses the investment for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.
As of October 31, 2017 and July 31, 2017, there were no indicators that the investment with carrying value of $10.7 million was impaired.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the period presented:

(in thousands)
Goodwill, July 31, 2017	$141,851
Changes in carrying value	73
Goodwill, October 31, 2017	$141,924
The Company’s intangible assets are amortized over the estimated useful lives. Intangible assets consist of the following:

	October 31, 2017			July 31, 2017
	(in thousands)
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Acquired technology	$65,200	$18,596	$46,604	$65,200	$14,710	$50,490
Customer contracts and related relationships	18,000	2,183	15,817	18,000	1,683	16,317
Partner relationships	200	35	165	200	30	170
Order backlog	5,500	1,548	3,952	5,500	1,162	4,338
Total amortized intangible assets	$88,900	$22,362	$66,538	$88,900	$17,585	$71,315
Amortization expense was $4.8 million and $1.4 million for the three months ended October 31, 2017 and 2016, respectively. As of October 31, 2017, the estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2018 (remainder of fiscal year)	$14,006
2019	17,541
2020	16,464
2021	9,995
2022	2,156
Thereafter	6,376
Total	$66,538
Accrued Employee Compensation

Accrued employee compensation expense consists of the following:

	October 31, 2017	July 31, 2017
	(in thousands)
Accrued bonuses	$6,526	$26,581
Accrued commission	403	5,228
Accrued vacation	11,509	10,873
Accrued salaries, payroll taxes and benefits	6,141	6,200
Total	$24,579	$48,882
Deferred Revenues
Deferred revenues, current and non-current, consist of the following:

	October 31, 2017	July 31, 2017
	(in thousands)
Deferred license and other revenues	$30,145	$23,727
Deferred maintenance revenues	37,554	47,727
Deferred services revenues	43,481	39,681
Total	$111,180	$111,135
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three months ended October 31, 2017 were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
	(in thousands)
Balance as of July 31, 2017	$(5,630)	$(166)	$(5,796)
Other comprehensive loss before reclassification	(696)	(135)	(831)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	15	15
Tax effect	—	45	45
Balance as of October 31, 2017	$(6,326)	$(241)	$(6,567)

5. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended October 31,
	2017	2016
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(8,914)	$(7,858)
Net loss per share:
Basic	$(0.12)	$(0.11)
Diluted	$(0.12)	$(0.11)
Denominator:
Weighted average shares used in computing net loss per share:
Basic	75,187,430	73,293,467
Diluted	75,187,430	73,293,467

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended October 31,
	2017	2016
Stock options to purchase common stock	545,470	1,054,183
Restricted stock units	2,556,366	3,078,219
6.Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2017. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2017 for additional information regarding the Company’s contractual obligations.

Leases
The Company leases certain facilities and equipment under operating leases. Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $1.9 million and $1.6 million for the three months ended October 31, 2017 and 2016, respectively.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of October 31, 2017 or July 31, 2017. The Company expenses legal fees in the period in which they are incurred.
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

The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2017 or July 31, 2017. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
7.Stockholders’ Equity and Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense related to stock-based awards is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Total stock-based compensation	$19,614	$18,104
Impact of capitalized stock-based compensation	9	(227)
Total stock-based compensation expenses	$19,623	$17,877

Stock-based compensation was charged to the following categories:
Cost of license and other revenues	$174	$51
Cost of maintenance revenues	455	413
Cost of services revenues	5,226	4,695
Research and development	4,912	4,467
Sales and marketing	4,217	4,223
General and administrative	4,639	4,028
Total stock-based compensation expenses	$19,623	$17,877

As of October 31, 2017, total unamortized stock-based compensation cost was as follows:

	As of October 31, 2017
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$704	1.0
Restricted stock units	191,030	2.7
	$191,734

Restricted Stock Units

A summary of the Company’s RSU, PSU and TSR PSU, (collectively “Stock Awards”), activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2017	2,634,085	$56.62	$190,076
Granted	1,066,831	$79.12
Released	(332,100)	$52.63	$25,930
Canceled	(63,586)	$61.08
Balance as of October 31, 2017	3,305,230	$64.20	$264,352
Expected to vest as of October 31, 2017	3,305,230	$64.20	$264,352

(1)
Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $79.98 and $72.16 on October 31, 2017 and July 31, 2017, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released Stock Awards at date of release.

Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. The PSUs included performance-based conditions and vest over a four-year period. The TSR PSUs are subject to total shareholder return rankings relative to the software companies in the S&P Index for a specified performance period or specified performance periods, and vest at the end of three years. In select cases, certain TSR PSUs are also subject to performance-based conditions.
Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2017	555,636	$22.17	4.0	$27,777
Granted	—
Exercised	(22,384)	$16.31		$1,380
Canceled	—
Balance as of October 31, 2017	533,252	$22.42	3.8	$30,696
Vested and expected to vest as of October 31, 2017	533,252	$22.42	3.8	$30,696
Exercisable as of October 31, 2017	493,449	$20.34	3.6	$29,429

(1)
Aggregate intrinsic value at each period end represents the difference between the Company's closing stock prices of $79.98 and $72.16 on October 31, 2017 and July 31, 2017, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs

The fair values of our TSR PSUs were estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended October 31,
	2017	2016
Expected term (in years)	2.88	2.87-2.88
Risk-free interest rate	1.44%	0.89%-0.93%
Expected volatility of the Company	28.0%	31.5%
Average expected volatility of the peer companies in the S&P Index	34.7%	36.9%-37.0%
Expected dividend yield	-%	-%

The number of TSR PSUs that may ultimately vest will vary based on the relative performance of the Company’s total shareholder return rankings relative to the software companies in the S&P Index for a specified performance period or specified performance periods. The Monte Carlo methodology incorporates into the valuation all possible outcomes, including that the Company’s relative performance may result in no shares vesting. As a result, stock-based compensation expense is recognized regardless of the ultimate achievement of the plan’s performance metrics. The expense will be reversed only in the event that a grantee is terminated prior to satisfying the requisite service period.

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
Common Stock Reserved for Issuance
As of October 31, 2017 and July 31, 2017, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 75,362,109 and 75,007,625 shares of common stock were issued and outstanding, respectively. As of October 31, 2017 and July 31, 2017, the Company had reserved shares of common stock for future issuance as follows:

	October 31, 2017	July 31, 2017
Exercise of stock options to purchase common stock	533,252	555,636
Vesting of restricted stock units	3,305,230	2,634,085
Shares available under stock plans	17,450,429	18,453,674
Total common stock reserved for issuance	21,288,911	21,643,395
8.Income Taxes
The Company recognized income tax benefits of $22.2 million and $9.8 million for the three months ended October 31, 2017 and 2016, respectively. The increase in tax benefits for the three months ended October 31, 2017 was primarily due to the increase in the loss before taxes and an increase in tax benefits related to stock-based compensation from the adoption of ASU 2016-09 for the period, as compared to the same period a year ago. The effective tax rate of 71% for the three months ended October 31, 2017, differs from the statutory U.S. federal income tax rate of 35% mainly due to permanent differences for stock-based compensation, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, and certain non-deductible expenses including executive compensation.
The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of October 31, 2017, U.S. income taxes were not provided for on the cumulative total of $35.4 million undistributed earnings from certain foreign subsidiaries. As of October 31, 2017, the unrecognized deferred tax liability for these earnings was approximately $10.6 million.
During the three months ended October 31, 2017, the increase in unrecognized tax benefits from the beginning of the period was $0.5 million. Accordingly, as of October 31, 2017, the Company had unrecognized tax benefits of $4.8 million that if recognized, would affect the Company’s effective tax rate.

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
The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended October 31,
	2017	2016
	(in thousands)
United States	$69,834	$46,849
Canada	10,195	14,494
Other Americas	4,742	5,224
Total Americas	84,771	66,567
United Kingdom	9,337	8,390
Other EMEA	6,624	8,941
Total EMEA	15,961	17,331
Total APAC	7,439	10,229
Total revenues	$108,171	$94,127
No country, other than those presented above, accounted for more than 10% of revenues during the three months ended October 31, 2017 and 2016, respectively.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	October 31, 2017	July 31, 2017
	(in thousands)
Americas	$219,679	$224,667
EMEA	2,493	2,747
APAC	96	128
Total	$222,268	$227,542

10. Subsequent Events

On November 1, 2017, the Company completed its acquisition of Cyence, Inc. (“Cyence”) for an aggregate consideration of approximately $275 million, subject to customary transaction adjustments. The consideration consisted of net cash of approximately $130 million and approximately 1.7 million shares of newly issued Guidewire common stock and options. Of those shares, approximately 250,000 are in the form of deferred equity consideration, which are subject to the achievement of certain retention and operating milestones.The Cyence acquisition is intended to provide the Company with a cloud-based data listening and risk analytics technology that enables the P&C insurance industry to grow by underwriting new and evolving risks such as cyber risk, that have gone underinsured or uninsured. The acquisition will be accounted for as a business combination.  The Company has not yet completed its acquisition accounting for this transaction, and is in the process of evaluating the impact of the business combination on its consolidated financial statements.

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
Overview
We are a provider of software products and subscription services for the global property and casualty (“P&C”) industry. Our software serves as a technology platform for P&C insurance primary carriers. Guidewire InsurancePlatformTM consists of applications to support core operations, data management and analytics, and digital engagement, and is connected to numerous data sources and third party applications. Our applications are designed to work together to strengthen our customers’ ability to adapt and succeed in a rapidly changing market. Guidewire InsuranceSuite™ and Guidewire InsuranceNowTM provide core transactional systems of record supporting the entire insurance lifecycle, including product definition, distribution, underwriting, policy holder services and claims management. Guidewire InsuranceSuite is a highly configurable and scalable system comprised primarily of three applications (ClaimCenter, PolicyCenter and BillingCenter) that can be licensed separately or together and can be deployed on-premise or in the cloud. Guidewire InsuranceNow is a cloud-based system that offers policy, billing, and claims management functionality to insurers that prefer an all-in-one solution. Our data and analytics applications enable insurers to manage data more effectively and gain insights into their business. Our digital engagement applications enable digital sales, omni-channel service and enhanced claims experiences for policyholders, agents, vendor partners and field personnel. The applications and services of Guidewire InsurancePlatform can be deployed on-premise, in the cloud or in a hybrid mode. To support P&C insurers globally, we have localized, and will continue to localize, our software for use in a variety of international regulatory, language and currency environments.
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
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision making and product evaluation process is long. These evaluation periods can extend further if the customer purchases multiple products, which is common; or assesses the benefits of a cloud-based subscription in addition to our more traditional term licensing models. Sales to new customers also involve extensive customer due diligence and reference checks. We must earn credibility with each successful implementation as we expand our sales operations, market products that have been acquired or newly introduced, and expand the ways we deliver our software. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, and the continued development of relevant local content and the automated tools that we believe are optimal for updating that content.
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
We also offer subscriptions to our cloud-based services. Currently, subscriptions may be for terms greater than two years, and we anticipate that a majority of our subscription arrangements will be billed annually or quarterly in advance, although in some instances additional fees may be assessed in arrears as customers increase their DWP. Revenues derived from subscriptions are recognized ratably over the contractual term beginning after the service is effectively provisioned, which is the date our service is made available to customers. We anticipate that sales of our subscriptions will increase as a percentage of annual sales as we sell more cloud-based services. As a result of the ratable recognition of revenues associated with subscriptions, a significant shift from term licenses to subscriptions may adversely affect our reported revenue growth. As this relatively new sales model matures, we may decide to change certain terms for future orders to remain competitive or otherwise meet market demands.
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
Acquisitions
On November 1, 2017, we completed the acquisition of Cyence, Inc. (“Cyence”), for an aggregate consideration of approximately $275 million, including approximately $130 million in cash and approximately 1.7 million shares of newly issued Guidewire common stock and options. Through the acquisition we gained a cloud-based data listening and risk analytics technology that enables the P&C insurance industry to grow by underwriting new and evolving risks such as cyber risk, that have gone underinsured or uninsured. This acquisition will be accounted for as a business combination. We have not yet completed our acquisition accounting for this transaction, and we are in the process of evaluating the impact of the business combination on our consolidated financial statements.
In February 2017, we completed the acquisition of ISCS, Inc. (“ISCS”), for cash consideration, net of certain adjustments, of approximately $154.9 million. Through the acquisition we gained a cloud-based, all-in-one transactional platform that combines policy, claims and billing management functionality for P&C insurers. Re-branded InsuranceNow, this platform enhances our ability to serve P&C insurers that have less complex businesses, require the functionality of a suite, and prefer cloud-based delivery. We will continue to invest in this platform, improving its scalability and performance, reducing its cost to implement and deliver, adapting it for international markets and integrating it to our data and analytics and digital products. The results of ISCS’s operations have been included in our results of operations since February 16, 2017, the date of acquisition.
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
Seasonality
We have historically experienced seasonal variations in our license and other revenues as a result of increased customer orders in our second and fourth fiscal quarters. We generally see a modest increase in orders in our second fiscal quarter, which is the quarter ending January 31, due to customer buying patterns. We also see significantly increased orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. For example, the timing of a small number of large transactions or the receipt of early payments may be sufficient to disrupt seasonal revenue trends. On an annual basis, our maintenance revenues which are recognized ratably, may also be impacted in the event that seasonal patterns change significantly. As we increase subscription sales, a concentration of such sales in our fiscal fourth quarter will reduce the revenues we can recognize in the fiscal year, which will impact the revenues reported in the fiscal year and our revenue growth.
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
Four-Quarter Recurring Revenues
We measure four-quarter recurring revenues by adding the total term license and other revenues and total maintenance revenues recognized under GAAP in the preceding four quarters ended in the stated period. This metric excludes perpetual license revenues, revenues from perpetual buyout rights and services revenues. This metric allows us to better understand the trends in our recurring revenues because it typically reduces the variations in any particular quarter caused by seasonality, the effects of the annual invoicing of our term licenses and certain effects of contractual provisions that may accelerate or delay revenue recognition in some cases. In addition, growth in this metric will be adversely impacted during periods in which subscriptions increase as a percentage of total customer orders, as more of the revenue under those agreements will be deferred to future periods. This metric applies revenue recognition rules under GAAP and does not substitute individually tailored revenue recognition and measurement methods. Our four-quarter recurring revenues for each of the eight periods presented were:

	Four quarters ended
	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
	(in thousands)
Term license and other revenues	$253,792	$258,322	$237,919	$220,494	$210,278	$208,430	$194,458	$184,647
Maintenance revenues	71,041	68,643	66,958	64,776	62,451	59,931	56,103	53,610
Total four-quarter recurring revenues	$324,833	$326,965	$304,877	$285,270	$272,729	$268,361	$250,561	$238,257

Operating Cash Flows and Capital Expenditures
We monitor our cash flows from operating activities and used for capital expenditures, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by the timing of invoicing and collections of accounts receivable, the size of annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a year over year basis. Cash used in operations were $31.2 million and $12.9 million for the three months ended October 31, 2017 and 2016, respectively. Additionally, cash used for capital expenditures were $1.9 million and $2.5 million for the three months ended October 31, 2017 and 2016, respectively. Our capital expenditures consisted of purchases of property and equipment, most of which was computer hardware, software and leasehold improvements. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources-Cash Flows.”

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies;

•	Stock-based compensation;

•	Income taxes;

•	Business combinations; and

•	Long-lived assets, intangible assets and goodwill impairment.
There have been no changes to our significant accounting policies and estimates described in our Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes, except for our election to change our accounting policy to account for the forfeitures and tax effects from stock-based compensation awards as they occur. The change was applied on a modified retrospective basis with a net cumulative effect adjustment of $1.0 million recorded to our retained earnings balance as of August 1, 2017. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 19, 2017 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on September 19, 2017.

	Three Months Ended October 31,
	2017	As a % of total revenues	2016	As a % of total revenues
	(in thousands except percentages)
Revenues:
License and other	$30,093	28%	$38,721	41%
Maintenance	18,930	18%	16,532	18%
Services	59,148	54%	38,874	41%
Total revenues	108,171	100%	94,127	100%
Cost of revenues:
License and other	6,715	6%	2,430	3%
Maintenance	3,467	3%	3,325	4%
Services	52,712	49%	36,264	38%
Total cost of revenues	62,894	58%	42,019	45%
Gross profit:
License and other	23,378	22%	36,291	38%
Maintenance	15,463	15%	13,207	14%
Services	6,436	5%	2,610	3%
Total gross profit	45,277	42%	52,108	55%
Operating expenses:
Research and development	35,711	33%	30,750	33%
Sales and marketing	23,610	22%	25,500	27%
General and administrative	18,671	17%	14,160	15%
Total operating expenses	77,992	72%	70,410	75%
Loss from operations	(32,715)	(30)%	(18,302)	(20)%
Interest income	1,908	2%	1,342	1%
Other expense, net	(262)	—%	(681)	—%
Loss before income taxes	(31,069)	(28)%	(17,641)	(19)%
Benefit from income taxes	(22,155)	(20)%	(9,783)	(11)%
Net loss	$(8,914)	(8)%	$(7,858)	(8)%

Revenues
We derive our revenues primarily from licensing our software applications, providing maintenance support and professional services. Additionally, a growing portion of our revenues are derived from subscriptions to our cloud-delivered software.
We will adopt ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” on August 1, 2018. We currently intend to apply the Modified Retrospective Method. We have evaluated the potential impact of Topic 606 on our revenue recognition policy and practices and have concluded that Topic 606 will impact the pattern of our revenue recognition associated with our software licenses. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for further details on our evaluation of the potential impact of Topic 606 and our accounting policy related to revenue recognition.
Licenses and Other
A substantial majority of our license and other revenues are comprised of term license fees. We also recognize revenue from sales of perpetual licenses and software subscriptions. Our term license revenues are primarily generated through annual license fees that recur during the term of the contract. Since fiscal year 2016, a substantial majority of our term-based licenses have been sold with a contract of a two year committed term with optional annual renewals. Term-license revenues are generally recognized upon the earlier of when payment is due or cash is received from our customers. In a limited number of cases, we license our software on a perpetual basis or our term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. Perpetual license revenues are generally recognized upon delivery.
Cloud-delivered software subscription revenues are generally recognized ratably over the term of the arrangement typically beginning upon the provisioning of our service for each engagement, which is the point in time our provisioning process has been completed and access has been made available to the customer, assuming that all other revenue recognition criteria have been met. Such arrangements are not necessarily structured with a two year initial term and the initial term may be longer.
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

	Three Months Ended October 31,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$30,093	28%	$38,721	41%	$(8,628)	(22)%
Maintenance	18,930	18%	16,532	18%	2,398	15%
Services	59,148	54%	38,874	41%	20,274	52%
Total revenues	$108,171	100%	$94,127	100%	$14,044	15%

License and Other Revenues
The $8.6 million decrease in our license and other revenues was primarily a result of: (i) the timing of early payments which operated to reduce recognized revenue, on a net basis, of approximately $4.8 million, (ii) perpetual license orders received in the first fiscal quarter of 2017, and (iii) the prevalence of subscription agreements in the first fiscal quarter of 2018. Our license and other revenues are primarily comprised of term license revenues. Term licenses remain our predominant licensing model, although we anticipate subscription licenses to grow as a percentage of annual sales in future periods. Due to the delayed and ratable recognition of subscription revenues, growth in subscription revenues will lag behind the growth of subscription sales and will impact the comparative growth of our reported revenues.

	Three Months Ended October 31,
	2017		2016
		% of license		% of license	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$29,970	100%	$34,500	89%	$(4,530)	(13)%
Perpetual	123	*	4,221	11%	(4,098)	(97)%
Total license and other revenues	$30,093	100%	$38,721	100%	$(8,628)	(22)%
* Not meaningful
The decrease in our term and other revenues was primarily a result of the timing of early payments received in the prior fiscal year’s fourth quarter in advance of their due dates and, to a lesser extent, the impact from the ratable nature of subscription revenues and the concentration of transactions in the fourth quarter of the prior fiscal year.

Perpetual license revenues accounted for less than 1% and approximately 11% of total license and other revenue in the first quarter of fiscal 2018 and 2017, respectively. We anticipate that revenues from the sale and delivery of perpetual licenses will continue to represent a small percentage of our total license and other revenues. Nevertheless, we expect perpetual license revenues to remain volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Additionally, our license revenues may fluctuate based on the timing of large orders or if our customers pay their annual license fees in advance of the invoice due date either of which may cause an unexpected increase in revenues in one quarter which can reduce revenue growth rates in future periods. Finally, we anticipate that the small amount of our license and other revenues derived from cloud-delivered software services will increase over time. As a result of the delayed and ratable nature of subscription revenues, near-term revenue growth rates will be negatively impacted.

Maintenance Revenues
The increase in our maintenance revenues reflects our growing term and perpetual license customer base. Subscription arrangements include maintenance as part of the subscription service and are not priced or reported separately. As a result, an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenues.

Services Revenues
The $20.3 million increase in our services revenues was primarily a result of a net increase in billings from new and existing customer engagements performed during the three months ended October 31, 2017, including service revenues associated with InsuranceNow engagements, as well as the recognition of previously deferred amounts.
Historically, we have relied on our network of third-party SI partners to facilitate new sales and implementations of our products. During the past several years we have undertaken a program which increased SI participation on our projects, causing growth in services revenues to moderate significantly. We believe this model will continue to serve us well and we intend, in the future, to continue to expand our network of SI partners and the number of trained consultants with whom we work.
We anticipate, however, that recent declines in services revenues growth rates will reverse as we increase our sales of cloud-based core, digital and data systems. While not essential to the functionality of the service, for a period of time implementations of InsuranceNow or InsuranceSuite Cloud will require significantly greater levels of participation by our services professionals than is currently necessary for on-premise versions of our products.  At the time of our acquisition, ISCS had few third-party resources to assist with implementations of InsuranceNow. We intend to qualify and train consultants from existing and new partners. In the interim, we anticipate taking primary responsibility for InsuranceNow implementations. With respect to InsuranceSuite Cloud, our obligation to manage the platform in production requires us to have a much greater familiarity with its configuration and integrations. As a result, we intend to control implementation work until effective processes have been established to reduce any risk we face in managing a production environment for a system we have not implemented.
As we gain experience with the deployment and maintenance of cloud solutions, we hope to leverage our SI partners more effectively and replicate more closely our current division of labor applicable with on-premise implementations. During this period, however, we anticipate higher levels of growth for our service revenues.

We also expect modestly higher levels of variability of our service revenues. As we continue to expand into new markets and new product categories, we have, and we expect to, enter into contracts that may require us to delay the recognition of service revenues and associated costs until we are able to meet certain contractual obligations, including customer acceptance criteria or the delivery of new products.  This has in the past, and may in the future, result in volatility in our reported services revenues and cost of revenues.

Deferred Revenues

	As of
	October 31, 2017	July 31, 2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license and other revenues	$30,145	$23,727	$6,418	27%
Deferred maintenance revenues	37,554	47,727	(10,173)	(21)%
Deferred services revenues	43,481	39,681	3,800	10%
Total deferred revenues	$111,180	$111,135	$45	*
* Not meaningful
Deferred License and Other Revenues
The $6.4 million increase in deferred license and other revenues was primarily a result of the combined net impact from increases in deferrals of amounts associated with subscription contracts that are recognized on a ratable basis, increases in license billings related to new contracts executed during fiscal year 2018 which will be recognized when contractual obligations are met, partially offset by the recognition of billings recognized based on timing of payments and upon meeting certain contractual obligations.
Deferred Maintenance Revenues
The $10.2 million decrease in deferred maintenance revenues was primarily driven by the impact from revenues recognized in excess of new billings during the three months ended October 31, 2017, and reflects the seasonal nature of the billings of maintenance revenues. Additionally, subscription arrangements include maintenance as part of the subscription service and are not priced or reported separately. As a result, an increase in the mix of subscription orders in the future will reduce the growth in deferred maintenance revenues.
Deferred Services Revenues
The $3.8 million increase in deferred services revenues was primarily driven by a $7.6 million increase in services billings associated with ongoing InsuranceNow implementations related to acquired contracts which are being deferred until go-live and then will be recognized ratably over the remaining contract term. This was partially offset by the net recognition of $3.8 million in previously deferred billings.
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
Our cost of license and other revenues is primarily comprised of compensation and benefit expenses for our cloud operations and Guidewire Production Services personnel, amortization of our acquired intangible assets and royalty fees paid to third parties. Our cost of maintenance revenues is comprised of compensation and benefit expenses for our technical support team. Our cost of services revenues is primarily comprised of compensation and benefit expenses for our professional service employees and contractors, travel-related costs and allocated overhead. In the instances we serve as a prime contractor, subcontractor fees are expensed as cost of service. In each case, personnel costs include stock-based awards and allocated overhead.

We allocate overhead such as IT support, facility and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense.

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$6,715	$2,430	$4,285	176%
Maintenance	3,467	3,325	142	4%
Services	52,712	36,264	16,448	45%
Total cost of revenues	$62,894	$42,019	$20,875	50%

Includes stock-based awards of:
Cost of license and other revenues	$174	$51	$123
Cost of maintenance revenues	455	413	42
Cost of services revenues	5,226	4,695	531
Total	$5,855	$5,159	$696

The $20.9 million increase in cost of revenues primarily resulted from increases in the costs of license and other revenues of $4.3 million and cost of service revenues of $16.4 million.
The increase in our cost of license and other revenues was primarily attributable to the combined impact from increases of $2.8 million related to the amortization of acquired intangible assets and $1.0 million related to increased headcount and related expenses as we grew our cloud operations and Guidewire Production Services staff. We anticipate higher cost of license and other revenue as we continue to grow the staffing for our cloud operations and Guidewire Production Services.
Cost of maintenance revenues remained primarily flat in line with term and perpetual license sales activities.
The increase in our cost of services revenues was primarily attributable to the combined impact of $10.3 million in higher compensation and related headcount expenses and $4.1 million in expenses for billable third-party consultants and sub-contractors.
We had 766 professional service employees and 94 technical support and licensing operations employees at October 31, 2017 compared to 610 professional services employees and 71 technical support and licensing operations employees at October 31, 2016. The increase in hiring included the 128 professional service, technical support and licensing operations employees hired on a permanent basis as part of the ISCS acquisition that we completed on February 16, 2017.

	Three Months Ended October 31,
	2017		2016		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and other	$23,378	78%	$36,291	94%	$(12,913)	(36)%
Maintenance	15,463	82%	13,207	80%	2,256	17%
Services	6,436	11%	2,610	7%	3,826	147%
Total gross profit	$45,277	42%	$52,108	55%	$(6,831)	(13)%

Our gross margin decreased to 42% during the first quarter of fiscal 2018, compared to 55% for the corresponding prior year period primarily attributable to lower license and other revenue, increased costs from amortization of acquired intangible assets, and increased costs associated with the growth in our staffing for our Guidewire Production Services and cloud operations. We expect gross margins will decrease for the full fiscal year 2018 compared to fiscal year 2017 as lower margin services revenues begin to increase more rapidly than higher margin license revenues and to a lesser extent, due to increases in our costs associated with the amortization of acquired intangible assets and the growth in staffing for our Guidewire Production Services and cloud operations.
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

	Three Months Ended October 31,
	2017		2016
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$35,711	33%	$30,750	33%	$4,961	16%
Sales and marketing	23,610	22%	25,500	27%	(1,890)	(7)%
General and administrative	18,671	17%	14,160	15%	4,511	32%
Total operating expenses	$77,992	72%	$70,410	75%	$7,582	11%

Includes stock-based compensation of:
Research and development	$4,912		$4,467		$445
Sales and marketing	4,217		4,223		(6)
General and administrative	4,639		4,028		611
Total	$13,768		$12,718		$1,050

Research and Development
Our research and development expenses consist primarily of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $5.0 million increase in research and development expenses was primarily attributable to the net effect from increases in our compensation and related headcount expenses of $5.9 million which included increased stock-based compensation costs of $0.4 million, partially offset by the capitalization of internal use software development costs of $0.5 million related to the development of a new cloud-based technology application.
Our research and development headcount was 592 at October 31, 2017 compared with 486 at October 31, 2016. The increase in headcount reflects our continued investment in InsuranceSuite, data management and analytics, digital engagement, and includes 56 employees gained through our acquisitions.
We expect our research and development expenses to continue to increase in absolute dollars as we continue to hire aggressively in research and development. Research and development expenses may also increase if we pursue additional acquisitions, such as the acquisition of Cyence which closed on November 1, 2017.
Sales and Marketing
Our sales and marketing expenses consist primarily of costs incurred for compensation and benefit expenses for our sales and marketing employees, including stock-based awards. It also includes allocated overhead, commission payments, travel expenses and professional services for marketing activities.
The $1.9 million decrease in sales and marketing expenses was primarily attributable to a decrease of $1.8 million in marketing and advertising expenses resulting from the timing of expenses from our annual Connections User Conference which occurred in the second quarter of our current fiscal year compared to the first quarter in our prior fiscal year.
Our sales and marketing headcount was 295 at October 31, 2017 compared with 283 at October 31, 2016.
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

The $4.5 million increase in our general and administrative expenses was primarily a result of increases of $4.0 million in fees from professional services and $0.4 million in compensation and headcount related costs.The increases in costs for headcount and related expenses was required to support the growth of our business.
The increases in our costs for professional services were primarily a result of our continued investment in corporate infrastructure and support services and include license fees and fees for third-party consultants associated with the implementation of a new enterprise resource planning platform and a new product configuration and quoting system, and to a lesser extent, increased costs for third party consultants and professional services resulting from the acquisition of Cyence which closed on November 1, 2017. We expect to incur additional third-party costs related to consultants and professional services in the second fiscal quarter.
Our general and administrative headcount was 198 at October 31, 2017 compared with 169 at October 31, 2016.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel and corporate infrastructure and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations. For example, in the second quarter, we will incur additional costs related to the acquisition of Cyence, and implementation of new accounting software applications.
Other Income (Expense)

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$1,908	$1,342	$566	42%
Other income (expense), net	$(262)	$(681)	$419	(62)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents and investments.

Interest income increased $0.6 million compared to the year ago period primarily due to higher yields on our cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains (losses) resulting from fluctuations in foreign exchange rates on our receivables and payables denominated in currencies other than the U.S. dollar.

Other income (expense), net increased by $0.4 million primarily as a result of decreased realized losses in the current fiscal year from our receivables and payables denominated in currencies other than the U.S. dollar. Last year, we realized net currency exchange losses of $0.7 million from transactions primarily denominated in the British Pound, Euro, Australian Dollar, Canadian Dollar, and Japanese Yen.
Benefit from Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended October 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	$(22,155)	$(9,783)	$(12,372)	126%

We recognized income tax benefits of $22.2 million and $9.8 million for the three months ended October 31, 2017 and 2016, respectively. The increase in tax benefits for the three months ended October 31, 2017 was primarily due to the increase in the loss before taxes and an increase in tax benefits related to stock-based compensation from the adoption of ASU 2016-09 for the period, as compared to the same period a year ago. The effective tax rate was 71% for the three months ended October 31, 2017, compared to 55% for the three months ended October 31, 2016. The increase in our effective income tax rate was primarily a result of an increase in tax benefits related to stock-based compensation due to the adoption of ASU 2016-09 for the period.

Liquidity and Capital Resources
As of October 31, 2017 and July 31, 2017, we had $653.5 million and $687.8 million of cash, cash equivalents and investments, respectively, and working capital of $532.2 million and $515.6 million, respectively. As of October 31, 2017, approximately $25.1 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In November 2017, we completed the acquisition of Cyence Inc. for approximately $275 million, subject to customary transaction adjustments. Consideration consisted of net cash of approximately $130 million and approximately 1.7 million shares of newly issued Guidewire common stock and options. Assets acquired included approximately $17 million of cash and cash equivalents. A portion of the consideration has been placed into an escrow account as partial security to satisfy any potential claims.

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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(31,248)	$(12,910)
Net cash provided by (used in) investing activities	$23,780	$(79,797)
Net cash provided by financing activities	$365	$1,112
Cash Flows from Operating Activities
Net cash used by operating activities increased by $18.3 million for the three months ended October 31, 2017, compared to the three months ended October 31, 2016. The increase in operating cash used was primarily attributable to a $9.2 million increase in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation, depreciation and amortization expense, and other non-cash items, partially offset by a $9.1 million increase in cash used in working capital activity as compared to the same period a year ago. Lower cash flow from working capital activity in the current period is primarily a result of early payments received in the three months ended July 31, 2017 that were due in the three months ended October 31, 2017, and to a lesser extent the timing of payments to vendors, partially offset by changes in deferred revenues.
Cash Flows from Investing Activities
Net cash provided by investing activities increased by $103.6 million for the three months ended October 31, 2017 as compared to cash used in investing activities during the three months ended October 31, 2016 primarily due to $69.9 million in net cash inflows resulting from sales and purchases of marketable securities and $33.6 million cash used for the acquisition of EagleEye in the three months ended October 31, 2016. The completion of the Cyence Inc. acquisition will impact our cash flows from investing activities in the second fiscal quarter of 2018.

Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $0.7 million for the three months ended October 31, 2017, as compared to the three months ended October 31, 2016 primarily due to fewer options exercised. Excess tax benefits and deficiencies previously classified as financing activities have been classified as operating activities on the condensed consolidated statement of cash flows as a result of our adoption of ASU 2016-09. There were no excess tax benefits or deficiencies in financing activities during the three months ended October 31, 2016.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of October 31, 2017.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments as of October 31, 2017 and July 31, 2017. Our cash, cash equivalents and investments as of October 31, 2017 and July 31, 2017 were $653.5 million and $687.8 million, respectively, consisted primarily of cash, money market funds, commercial paper, corporate bonds, U. S. agency debt securities, and U.S. government bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended October 31, 2017, we recorded a foreign currency loss of $0.3 million as other expense in our statement of operations due to unfavorable currency exchange rate movement during the three months ended October 31, 2017. We expect to continue to experience fluctuations in foreign currency exchange rates. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are evaluating the potential impact a new ERP system and related accounting systems will have on our internal control over financial reporting. We currently anticipate completing implementation of these applications by the third quarter of fiscal year 2018.
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
In addition, our license and other revenue may fluctuate if our customers make early payments of their annual license fees in advance of the invoice due date. This may cause an unexpected increase in revenues in one quarter reducing revenue and growth rates in future periods.
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
We have signed a significantly higher percentage of software license orders in the second and fourth quarters of each fiscal year. We generally see increased orders in our second fiscal quarter, which is the quarter ended January 31, due to customer buying patterns and our sales are typically greatest the fourth quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenues have historically been recognized in our second and fourth fiscal quarters. Since a substantial majority of our license revenues recur annually under our multi-year contracts, we expect to continue to experience this seasonality effect in subsequent years. However, we currently anticipate that sales of subscription services will increase as a percentage of new and total yearly sales. Subscriptions are recognized ratably over the term of the agreement after provisioning of the software, which may take as many as 90 days for our more complex implementations. Over time, this may reduce the impact of our historic seasonality, but in the near term the introduction of proportionally more subscription services into our revenue stream, together with their delayed and ratable recognition, will likely impact quarter over quarter and year over year revenue growth comparisons. The concentration of sales in the fourth quarter, including sales of subscription services, may exacerbate this effect.
Our quarterly growth in license revenues also may not match up to new orders we receive in a given quarter which could mask the impact of seasonal variations. This mismatch is primarily due to the following reasons:

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
Additionally, seasonal patterns may be affected by timing of particularly large transactions. For example, in fiscal year 2017, we achieved higher revenue growth in the third fiscal quarter than in the fourth fiscal quarter due to the effects of a single large contract that was entered into in the third fiscal quarter.
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
Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenues. While the composition of our individual top customers will vary from year to year, in fiscal 2017, 2016 and 2015, our ten largest customers accounted for 27%, 27% and 31% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate their relationship with us, our business, results of operations and financial condition would be harmed. Additionally, if our sales to one or more of these anticipated customers in any particular period are ratable in nature, or if we fail to achieve the required performance or acceptance criteria for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
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
In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including but not limited to: price, security, reliability, performance, customer preference, public concerns regarding privacy and the enactment of restrictive laws or regulations. We are in the early stages of re-architecting our existing products and developing new products in an effort to offer customers greater choices on how they consume our software. As our business practices in this area develop and evolve over time, we may be required to revise the subscription agreements we initially develop in connection with this transition, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including but not limited to: customer demand, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, and our costs. In addition, the metrics we and our investors use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. It may be difficult, therefore, to accurately determine the impact of this transition on our business on a contemporaneous basis, or to clearly communicate the appropriate metrics to our investors. If we are unable to successfully establish these new cloud offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our reputation could suffer and our results of operations could be harmed, which may cause our stock price to decline.
Increases in services revenues as a percentage of total revenues or lower services or license margins could adversely affect our overall gross margins and profitability.
Our services revenues were 34%, 34% and 40% of total revenues for each of fiscal years 2017, 2016 and 2015, respectively. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 7%, 8% and 12% for fiscal years 2017, 2016 and 2015, respectively, while the gross margin for license revenues was 94%, 97% and 97% for fiscal years 2017, 2016 and 2015, respectively. Our gross margins will decline in the event that lower-margin service revenues constitute a greater percentage of total revenues and if associated service or license margins decline.
We anticipate that in fiscal year 2018, services revenues will grow at a faster rate than license revenues and increase significantly as a percentage of total revenues. This trend is the result of several factors, some of which may be beyond our control, including increased customer demand for our service team involvement in new products and services, the rates we charge for our services and the extent to which SIs are willing and able to provide services directly to customers.
Services margins may decline in periods which require a significant expansion of our services capabilities as we hire and train additional services personnel to support customer demand, enter new markets, or if we require additional personnel on challenging projects to ensure customer success. In some cases, customer success will require us to provide additional services personnel at significantly reduced rates. Services margins may also decline if we are required to defer services revenues in connection with an engagement. This may happen for a number of reasons, including if there is a specific product deliverable associated with a broader services engagement. In these situations, we would defer only the direct costs associated with the engagement. Deferring all revenue but only direct costs will reduce services margins in those periods, however the eventual recognition of those deferred revenues and direct costs will have a positive impact on margins. In fiscal year 2017, for example, we deferred a significant amount of revenue and direct costs associated with one project, which reduced margins and reported services revenues during fiscal year 2017, but is currently being recognized in fiscal year 2018.
Gross margins will also decline should license margins decline. We expect that significant investments in our cloud operations and Guidewire Production services divisions will decrease license margins.
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
Our business strategy includes the potential acquisition of shares or assets of companies with software, technologies or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, in March 2016, we acquired EagleEye Analytics Inc., a provider of cloud-based predictive analytics products designed for P&C insurers, in August 2016, we acquired FirstBest Systems, Inc., a provider of an underwriting management system for P&C insurers, in February 2017, we acquired ISCS, Inc., a provider of a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality for P&C insurers; and in November 2017, we acquired Cyence, a software company that applies data science and risk analytics to enable P&C insurers to grow by underwriting “21st century risks” that have gone underinsured or uninsured. Each of these acquisitions was initially dilutive to earnings. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to: assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies; retain key personnel necessary to favorably execute the combined companies’ business plan; or retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, if we have not established vendor-specific objective evidence (“VSOE”) for the undelivered elements in the arrangement. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with sales of existing products. A delay in the recognition of revenues from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins and may reduce the benefits of such acquisitions or alliances.
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
We expect the intensity of competition to remain high in the future as the amount of capital invested in current and potential competitors has increased significantly in recent years , and this may lead to improved product or sales capabilities, which in turn could lead to new or expanded partnerships with systems integrators. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of, market share, would harm our business, results of operations, financial condition and / or future prospects. Our larger current and potential competitors may be able to devote greater resources to the development, promotion and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenues and profitability.
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
We have implemented a new enterprise resource planning system and are in the process of implementing other accounting and sales IT systems. If these new systems prove ineffective, or if we experience issues with the transition from our current systems, we may be unable to timely or accurately prepare financial reports, or invoice and collect from our customers.
In fiscal year 2017, we began the process of implementing a new enterprise resource planning (“ERP”) system and other accounting systems, including a new revenue reporting system in advance of the adoption of ASC 606 in fiscal year 2019.  These systems are critical for accurately maintaining books and records and preparing our financial statements. We intend to transition to our new ERP and revenue systems during fiscal year 2018. In November 2017, we completed the implementation of the new system and are continuing efforts towards implementation of other accounting systems, including a revenue reporting system.  We currently anticipate completing implementation of these applications by the third quarter of fiscal year 2018. While we will invest significant amounts, including for additional personnel and third-party consultants, to implement these systems, we cannot assure you that the implementation will be successful or that we will not experience difficulties following the transition. Any delay or error in the implementation or transition could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, file our quarterly or annual reports with the SEC, and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Even if we are able to complete the implementation, data integrity problems or other issues may subsequently be discovered which, if not corrected, could impact our business, reputation or results of operations. If we encounter unforeseen difficulties with our new ERP and revenue system implementations, there will be additional demands on our management team and our business, operations and results of operations could be adversely affected.
Our customers may defer or forego purchases of our products or services in the event of weakened global economic conditions, political transitions and industry consolidation.
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
Our customers are P&C insurers which have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather and fires. Global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In 2017, for example, parts of the United States suffered extensive damage due to multiple hurricanes and fires. We anticipate the combined effect of those losses on P&C insurers to be very large. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenues as such events may cause customers to postpone purchases of new offerings and professional service engagements or to discontinue existing projects.
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
The implementation and testing of our products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ and third-party’s systems, as well as adding customer and third-party data to our platform. This can be complex, time consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. Failing to meet the expectations of our customers for the implementation of our products could result in a loss of customers and negative publicity about us and our products and services. Such failure could result from deficiencies in our product capabilities or inadequate service engagements by us, our system integrator partners or our customers’ IT employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales or upon renewal of existing licenses, and a customer’s refusal to pay their contractually-obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.
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
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions, or renewals of existing agreements, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have been required to, and may continue to be required to reduce the average selling price, or increase the average cost, of our products in response to these pressures. If we are unable to avoid reducing our average selling prices or increasing our average costs, our results of operations could be harmed.
Failure of any of our established products or services to satisfy customer demands or to maintain market acceptance would harm our business, results of operations, financial condition and growth prospects.
We derive a significant majority of our revenues and cash flows from our established product offerings, including InsuranceSuite, Insurance Now, and our Digital and Data Products. We expect to continue to derive a substantial portion of our revenues from these sources. As such, continued market acceptance of these products is critical to our growth and success. Demand for our products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our products, the timing of development and release of new products by us and our competitors, technological advances which reduce the appeal of our products, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our products, our business, results of operations, financial condition and growth prospects may be adversely affected.
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
Also in some cases, our customers have a right to exercise a perpetual buyout of their term licenses at the end of the initial contract term, which if exercised would eliminate future term license payments. If our customers do not renew their term licenses or subscriptions for our solutions or renew on less favorable terms, our revenues may decline or grow more slowly than expected and our profitability may be harmed.
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
Our ability to sell our products is highly dependent on the quality of our professional services and technical support services and the support of our system integration providers, and the failure of us or our system integration providers to offer high-

quality professional services or technical support services could damage our reputation and adversely affect our ability to sell our products and services to new customers and renew agreements with our existing customers.
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

We have experienced consistent growth and expect to continue to expand our operations, among other factors, in the number of employees and in the locations and scope of our international operations. This expansion has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations and employees in geographically distributed locations. For example, in fiscal 2018, we are implementing a new enterprise resource planning system, as well as related revenue recognition modules. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products. If we increase the size of our organization without experiencing an increase in sales of our products and services, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations and related system implementations, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy.
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

The nature of our business requires the application of complex revenue and expense recognition rules that require management to make estimates and assumptions. Additionally, the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principles (GAAP) is uncertain and significant changes in current principles could affect our financial statements going forward.
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
If a material misstatement occurs in the future, we may fail to meet our future reporting obligations. For example, we may fail to file periodic reports in a timely manner or may need to restate our financial results, either of which may cause the price of our common stock to decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Furthermore, transition in enterprise resource planning or other major operational systems could impact the timely generation of our financial statements. In fiscal 2017, we began implementing a new financial management system, as well as applications to help us manage the recognition of our revenues under a new standard. In November 2017, we completed the implementation of the new system and are continuing efforts towards implementation of other accounting systems, including a revenue reporting system. We currently anticipate completing implementation of these applications by the third quarter of fiscal year 2018. As a result of implementing this new system or otherwise, we cannot provide timely reliable financial reports, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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

ITEM 6.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Reorganization, by and among Guidewire Software, Inc., Cyence Inc., Caesar Acquisition Sub I, Inc., Caesar Acquisition Sub II, LLC and Shareholder Representative Services LLC dated October 5, 2017.	S-3	2.1	November 2, 2017
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	8-K	3.1	December 5, 2016
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	November 30, 2017	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Richard Hart
Richard Hart
Chief Financial Officer (Principal Financial and Accounting Officer)