Form 10-Q
period 2018-01-31
Guidewire Software, Inc.
filed 2018-03-07
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On February 28, 2018, the registrant had 77,281,302 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2018	July 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,287	$263,176
Short-term investments	299,891	310,027
Accounts receivable	100,046	79,433
Prepaid expenses and other current assets	33,714	26,604
Total current assets	638,938	679,240
Long-term investments	64,273	114,585
Property and equipment, net	16,205	14,376
Intangible assets, net	110,671	71,315
Deferred tax assets, net	89,701	37,430
Goodwill	343,248	141,851
Other assets	20,658	20,104
TOTAL ASSETS	$1,283,694	$1,078,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,570	$13,416
Accrued employee compensation	33,681	48,882
Deferred revenues, current	109,047	91,243
Other current liabilities	11,431	10,075
Total current liabilities	172,729	163,616
Deferred revenues, non-current	21,845	19,892
Other liabilities	1,631	2,112
Total liabilities	196,205	185,620
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	993,559	830,014
Accumulated other comprehensive loss	(4,778)	(5,796)
Retained earnings	98,700	69,055
Total stockholders’ equity	1,087,489	893,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,283,694	$1,078,901
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Revenues:
License and other	$84,221	$64,075	$114,314	$102,796
Maintenance	19,110	16,582	38,040	33,114
Services	60,457	34,964	119,605	73,838
Total revenues	163,788	115,621	271,959	209,748
Cost of revenues:
License and other	9,040	2,781	15,755	5,211
Maintenance	3,593	3,079	7,060	6,404
Services	55,136	34,951	107,848	71,215
Total cost of revenues	67,769	40,811	130,663	82,830
Gross profit:
License and other	75,181	61,294	98,559	97,585
Maintenance	15,517	13,503	30,980	26,710
Services	5,321	13	11,757	2,623
Total gross profit	96,019	74,810	141,296	126,918
Operating expenses:
Research and development	43,657	30,025	79,368	60,775
Sales and marketing	31,961	23,520	55,571	49,020
General and administrative	21,066	13,060	39,737	27,220
Total operating expenses	96,684	66,605	174,676	137,015
Income (loss) from operations	(665)	8,205	(33,380)	(10,097)
Interest income	1,566	1,544	3,474	2,886
Other income (expense), net	1,658	335	1,396	(346)
Income (loss) before income taxes	2,559	10,084	(28,510)	(7,557)
Provision for (benefit from) income taxes	48,114	6,110	25,959	(3,673)
Net income (loss)	$(45,555)	$3,974	$(54,469)	$(3,884)
Net income (loss) per share:
Basic	$(0.59)	$0.05	$(0.72)	$(0.05)
Diluted	$(0.59)	$0.05	$(0.72)	$(0.05)
Shares used in computing net income (loss) per share:
Basic	76,859,040	73,738,810	76,023,237	73,516,140
Diluted	76,859,040	74,793,240	76,023,237	73,516,140

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net income (loss)	$(45,555)	$3,974	$(54,469)	$(3,884)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,124	14	1,428	(837)
Unrealized losses on available-for-sale securities, net of tax benefit of $122 and $141 for the three months ended January 31, 2018 and 2017, respectively; $167 and $275 for the six months ended January 31, 2018 and 2017, respectively	(335)	(205)	(425)	(401)
Reclassification adjustment for realized losses (gains) included in net loss	—	(32)	15	(59)
Other comprehensive income (loss)	1,789	(223)	1,018	(1,297)
Comprehensive income (loss)	$(43,766)	$3,751	$(53,451)	$(5,181)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,469)	$(3,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,315	6,383
Stock-based compensation	44,655	36,464
Deferred income tax	24,287	(5,617)
Amortization of premium on available-for-sale securities, and other non-cash items	361	868
Changes in operating assets and liabilities:
Accounts receivable	(16,345)	(823)
Prepaid expenses and other assets	(3,139)	(3,689)
Accounts payable	4,834	(1,715)
Accrued employee compensation	(17,547)	(15,084)
Other liabilities	804	(615)
Deferred revenues	16,690	17,361
Net cash provided by operating activities	16,446	29,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(110,820)	(291,611)
Sales of available-for-sale securities	170,316	298,671
Purchases of property and equipment	(4,620)	(2,617)
Capitalized software development costs	(769)	—
Acquisitions of business, net of acquired cash	(130,376)	(33,534)
Net cash used in investing activities	(76,269)	(29,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	727	2,034
Net cash provided by financing activities	727	2,034
Effect of foreign exchange rate changes on cash and cash equivalents	1,207	(811)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,889)	1,781
CASH AND CASH EQUIVALENTS—Beginning of period	263,176	223,582
CASH AND CASH EQUIVALENTS—End of period	$205,287	$225,363
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$1,677	$2,256
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$1,497	$521

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
Basis of Presentation
The accompanying condensed consolidated financial statements and accompanying notes include the Company and its wholly-owned subsidiaries, and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All inter-company balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements for the fiscal year ended July 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 19, 2017, except changes to the income taxes and stock-based compensation policies resulting from the adoption of Accounting Standards Update (“ASU”) 2016-09 during the first quarter of fiscal year 2018.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments, and accounts receivable. The Company maintains its cash, cash equivalents, and investments with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
No customer individually accounted for 10% or more of the Company’s revenues for the three months and six months ended January 31, 2018 and 2017. No customer individually accounted for 10% or more of the Company’s total accounts receivable as of January 31, 2018. One customer individually accounted for 11% of the Company’s total accounts receivable as of July 31, 2017.
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
Revenues are derived from three sources:

(i)	License fees related to term (or time-based) licenses, software license subscriptions and cloud-based subscriptions (collectively referred to as “subscriptions”), and perpetual software licenses;

(ii)
Maintenance fees associated with term or perpetual licenses relate to email and phone support, bug fixes and unspecified software updates, and upgrades released when, and if, available during the maintenance term; and

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

The Company’s subscriptions are recognized ratably over the term of the arrangement typically upon provisioning the products.
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
The effective tax rate in any given financial statement period may differ materially from the statutory rate. These differences may be caused by changes in tax regulations and resulting changes in the deferred tax valuation allowance, changes in the mix and level of income or losses or changes in the expected outcome of tax audits.
The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statement of operations.
Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure the stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. To date, the Company has granted stock options, restricted stock awards (“RSAs”), time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and restricted stock units that may be earned subject to the Company’s total shareholder return ranking relative to the software companies in the S&P Software and Services Select Industry Index (“S&P Index”) for a specified performance period or specified performance periods, service periods, and in select cases, subject to certain performance conditions (“TSR PSUs”). RSAs, RSUs, PSUs, and TSR PSUs are collectively referred to as “Stock Awards”.

The fair value of the Company’s RSAs, RSUs, and PSUs equal the market value of the Company’s common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of four years. The Company recognizes compensation expense for awards which contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards that contain either a performance condition, market conditions, or both using the graded vesting method.
The fair value of the Company’s TSR PSUs are estimated at the grant date using a Monte Carlo simulation method. The assumptions utilized in this simulation require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense. Compensation expense associated with these TSR PSUs will be recognized over the vesting period regardless of whether the market condition is ultimately satisfied; however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense may fluctuate depending on the achievement of the performance conditions. All TSR PSUs will vest at the end of a three-year period.
Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to the Company’s consolidated statements of operations.

Software Development Costs

For qualifying costs incurred for computer software developed for internal use, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. These capitalized costs are amortized to expense over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s consolidated statements of operations. Capitalized software development costs are recorded in property and equipment on the Company’s condensed consolidated balance sheet.
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
The Company tests goodwill for impairment annually, during the fourth quarter of each fiscal year and in the interim whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In performing the qualitative assessment, the Company considers events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in the price of the Company’s common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed. There have been no goodwill impairments during the periods presented.
Recently Adopted Accounting Pronouncements

Share-Based Payment Accounting (Topic 718): Improvements on Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU No. 2016-09 on August 1, 2017. For the three and six months ended January 31, 2018, the provision for income taxes included tax benefits of $0.8 million and $5.2 million, respectively, in tax effects related to settled stock-based awards.
Recent Accounting Pronouncements Not Yet Adopted
Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Cuts and Jobs Act (“Tax Act”). ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard for its 2019 fiscal year and subsequent periods.
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
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of this standard. As a result, the ASU and related amendments will be effective for the Company for its fiscal year beginning August 1, 2018, including interim periods within that fiscal year.
In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Consideration (or Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing in April 2016, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients in May 2016. These amendments clarified certain aspects of Topic 606 and have the same effective date as ASU 2014-09.
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
The Company has evaluated the potential impact of Topic 606 on its revenue recognition policy and practices and has concluded that Topic 606 will impact the pattern of its revenue recognition associated with its term software licenses, software subscriptions, and to a lesser extent, cloud-based subscriptions. The Company’s term licenses require payments to be made annually or quarterly in advance and are subject to extended payment terms. Currently, revenues associated with the payment for term software licenses are recognized in the earlier of the period in which the payments are due or are actually made. Under Topic 606, the Company will be required to recognize the revenue associated with such payments not when they are made or due, but when control of the software license is transferred to the customer, which occurs at or near the time a contract with a customer is executed. As a result, under Topic 606, all contractually obligated payments under a term license that the Company reasonably expects to collect would be recognized upon delivery. In conjunction with its evaluation of this new standard, the Company began revising its contracting practices and amending existing agreements with certain customers primarily by shortening the initial, non-refundable term of its licenses. Since fiscal 2016, a substantial majority of new contracts feature a two-year initial term with subsequent one-year auto renewal options.
The Company currently anticipates that the impact of Topic 606 on its cloud-based subscriptions, will be more modest than for term licenses and will impact, primarily, those subscriptions that contractually provide for increasing annual subscription payments during the term of the arrangement.
The Company continues to evaluate the other potential impacts that Topic 606 will have on its consolidated financial statements, internal controls, business processes, and information technology systems including, for example, how to account for commission expenses, and the accounting for new cloud-based subscription offerings, including new revenue models acquired from recent acquisitions.

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

Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825) (“ASU 2016-01”), which impacts certain aspects of recognition, measurement, and presentation and disclosure of financial instruments. The standard will be effective for the Company beginning August 1, 2018. ASU 2016-01 generally requires certain equity investments to be measured at fair value with changes in fair value recognized in net income, and certain other requirements.  The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements that are or will be applicable to the Company did not, or are not expected to, have a material impact on the Company's present or future financial statements.

2.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following:

	January 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government agency securities	$21,369	$—	$(51)	$21,318
Commercial paper	100,010	—	(44)	99,966
Corporate bonds	230,696	33	(593)	230,136
U.S. Government bonds	50,159	—	(158)	50,001
Certificates of deposit	26,747	5	(13)	26,739
Money market funds	92,380	—	—	92,380
Total	$521,361	$38	$(859)	$520,540

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government agency securities	$22,662	$—	$(66)	$22,596
Commercial paper	147,371	2	(34)	147,339
Corporate bonds	258,334	157	(146)	258,345
U.S. Government bonds	67,164	—	(185)	66,979
Certificate of deposit	27,498	29	—	27,527
Money market funds	96,313	—	—	96,313
Total	$619,342	$188	$(431)	$619,099
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in an unrealized loss position:

	January 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Government agency securities	$3,796	$(1)	$17,522	$(50)	$21,318	$(51)
Commercial paper	37,167	(44)	—	—	37,167	(44)
Corporate bonds	172,910	(546)	25,966	(48)	198,876	(594)
U.S. Government bonds	8,468	(12)	41,534	(145)	50,002	(157)
Certificate of deposit	10,236	(13)	—	—	10,236	(13)
Total	$232,577	$(616)	$85,022	$(243)	$317,599	$(859)

As of January 31, 2018, the Company had 135 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at January 31, 2018 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value:

	January 31, 2018
	Less Than 12 Months	12 to 24 Months	Total
	(in thousands)
U.S. Government agency securities	$19,588	$1,730	$21,318
Commercial paper	99,966	—	99,966
Corporate bonds	174,084	56,052	230,136
U.S. Government bonds	50,001	—	50,001
Money market funds	92,380	—	92,380
Certificates of deposit	20,248	6,491	26,739
Total	$456,267	$64,273	$520,540

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
The following tables summarize the Company’s available-for-sale investments measured at fair value on a recurring basis, by level within the fair value hierarchy:

	January 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Corporate bonds	$—	$4,100	$—	$4,100
Commercial paper	—	59,896	—	59,896
Money market funds	92,380	—	—	92,380
Short-term investments:
U.S. Government agency securities	—	19,588	—	19,588
Commercial paper	—	40,070	—	40,070
U.S. Government bonds	—	50,001	—	50,001
Corporate bonds	—	169,983	—	169,983
Certificates of deposit	—	20,249	—	20,249
Long-term investments:
U.S. Government agency securities	—	1,730	—	1,730
Certificates of deposit	—	6,490	—	6,490
Corporate bonds	—	56,053	—	56,053
U.S. Government bonds	—	—	—	—
Total	$92,380	$428,160	$—	$520,540

	July 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Corporate bonds	$—	$—	$—	$—
Commercial paper	—	98,174	—	98,174
Money market funds	96,313	—	—	96,313
Short-term investments:
U.S. Government agency securities	—	20,583	—	20,583
Commercial paper	—	49,165	—	49,165
U.S. Government bonds	—	47,105	—	47,105
Corporate bonds	—	170,654	—	170,654
Certificate of deposit	—	22,520	—	22,520
Long-term investments:
U.S. Government agency securities	—	2,013	—	2,013
Certificate of deposit	—	5,007	—	5,007
Corporate bonds	—	87,691	—	87,691
U.S. Government bonds	—	19,874	—	19,874
Total	$96,313	$522,786	$—	$619,099

3.	Acquisitions

Cyence Acquisition

On November 1, 2017, the Company completed its acquisition of Cyence, Inc. (“Cyence”) for an aggregate consideration of approximately $260.3 million, including approximately $146.6 million in cash, and equity consideration valued at approximately $113.7 million of newly issued Guidewire common stock and options, net of certain adjustments including a net working capital adjustment (the “Cyence Acquisition”).  Through the acquisition, the Company gained a cloud-based data listening and risk analytics technology offering for the P&C insurance industry which enables underwriting new and evolving risks, such as cyber risk. This acquisition was accounted for as a business combination. The results of Cyence’s operations have been included in the Company’s results of operations since November 1, 2017, the date of acquisition.

As part of the acquisition, the Company assumed certain Cyence compensation agreements, consisting of RSAs, stock options, and cash compensation, with an estimated fair value of $37.6 million. Based on the period earned prior to the acquisition date, $18.2 million was allocated to the purchase price, and $19.4 million relating to post-acquisition services, will be recorded as operating expenses over the remaining requisite service periods. RSAs were valued based on the November 1, 2017 grant date value, and the estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.

The adjustments reflected herein to determine the purchase consideration are preliminary and may change as the Company finalizes these adjustments during the measurement period based on new information as it becomes available. The preliminary purchase consideration is as follows:

Preliminary Purchase Consideration
(in thousands)
Cash consideration paid at close	$146,651
Equity issued to shareholders	102,493
Issuance of replacement awards	11,205
Total preliminary purchase consideration	$260,349

In conjunction with the preliminary purchase price allocation, the Company determined that Cyence’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, order backlog, and trade names. The Company utilized the discounted cash flow methodology and the profit allocation methodology under the income approach to estimate the fair values of intangible assets. The Company used the cost build-up approach to estimate the fair value of deferred revenue by estimating the costs related to fulfilling the obligation plus an additional markup for an assumed operating margin to reflect the profit a third party would expect to realize on the costs incurred. These fair value measurements were based on significant inputs that were not observable in the market and thus represent a Level 3 measurement. The valuation models were based on estimates of future operating projections of Cyence and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, in addition to royalty and long-term sustainable growth rates based on a market analysis. The Company amortizes the acquired intangibles over their estimated useful lives as set forth in the table below.

The allocation of purchase price is preliminary pending the final valuation of intangible and tangible assets acquired and liabilities assumed, certain acquired deferred tax assets and completion of certain statutory tax filing requirements and is therefore subject to potential future measurement period adjustments. The preliminary allocation of the purchase consideration is as follows:

	Preliminary Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$7,470
Developed technology	28,400	5
Customer contracts and related relationships	17,700	5
Order backlog	3,200	2
Trademarks	2,500	7
Goodwill	201,079
Total preliminary purchase consideration	$260,349
The goodwill of $201.1 million arising from the Cyence Acquisition consists largely of the acquired workforce and the opportunity to expand the Company’s customer base. The goodwill recognized is not expected to be deductible for income tax purposes.
For the three and six months ended January 31, 2018, total revenue and net loss attributable to Cyence was approximately $2.1 million and $9.7 million, respectively. The Company incurred $3.8 million and $5.2 million of total acquisition-related costs for the three months and six months ended January 31, 2018, respectively, that were recognized in general and administrative expenses.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations for the Company and Cyence for the three and six months ended January 31, 2018 and 2017, after giving effect to the Cyence Acquisition as if it had occurred on August 1, 2016. The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information presented includes the business combination accounting effects resulting from the acquisition, including adjustments for the amortization of intangible assets, stock-based compensation, deferred revenue, and transaction costs on August 1, 2016 with a corresponding reduction of these amounts in the period originally recognized.
The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Cyence acquisition had been completed on August 1, 2016, nor does it purport to project the results of operations of the combined company in future periods. The unaudited pro forma financial information does not give effect to any anticipated integration costs related to the acquired company. Consequently, actual results will differ from the unaudited pro forma financial information.
The unaudited pro forma financial information is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Pro forma revenue	$163,787	$118,235	$276,891	$215,065
Pro forma net loss	$(38,779)	$(3,187)	$(51,329)	$(24,464)
Pro forma net loss per share -- basic	$(0.50)	$(0.04)	$(0.67)	$(0.33)
Pro forma net loss per share -- diluted	$(0.50)	$(0.04)	$(0.67)	$(0.33)
The pro forma revenue and net loss reflects material, nonrecurring adjustments, such as transaction, transition and integration-related charges (including legal, accounting and other professional fees, and retention bonuses) that resulted from the acquisition.

ISCS Acquisition

On February 16, 2017, the Company completed its acquisition of ISCS, Inc., a privately-held company that provides a cloud-based, all-in-one system for policy administration, billing and claims management to P&C insurers (“ISCS Acquisition”). The purchase price of the ISCS Acquisition was approximately $160 million, subject to certain adjustments including a net working capital adjustment, which resulted in cash consideration paid of $154.9 million. The fair value of all assets acquired, and liabilities assumed will be finalized by the fiscal quarter ending April 30, 2018. A portion of the consideration was placed into an escrow account as partial security to satisfy any potential claims, including the indemnification liability for state sales taxes. The ISCS Acquisition is intended to enhance the Company's ability to serve those P&C insurers that prefer a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality. Total acquisition costs of $1.1 million were expensed as incurred,and recorded as general and administrative expenses in the accompanying condensed consolidated statement of operations. The results of ISCS’ operations have been included in the Company’s results of operations since February 16, 2017, the acquisition date.

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

The ISCS Acquisition was accounted for as a business combination. As part of the preliminary purchase price allocation, the Company determined that ISCS’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, and order backlog. The valuation method used was in accordance with the Company’s policy, practice, and experience as described above:

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

4. Balance Sheet Components
Property and Equipment, net
Property and equipment consist of the following:

	January 31, 2018	July 31, 2017
	(in thousands)
Computer hardware	$23,950	$21,408
Purchased software	4,111	3,855
Capitalized software development costs	2,125	1,065
Furniture and fixtures	3,684	3,253
Leasehold improvements	9,395	8,251
Total property and equipment	43,265	37,832
(Less) accumulated depreciation	(27,060)	(23,456)
Property and equipment, net	$16,205	$14,376
As of January 31, 2018 and July 31, 2017, no property and equipment was pledged as collateral. Depreciation expense was $1.9 million and $1.7 million for the three months ended January 31, 2018 and 2017, respectively; and was $3.8 million and $3.3 million for the six months ended January 31, 2018 and 2017, respectively.
During the third fiscal quarter of 2017, the Company began to capitalize software development costs for technology applications that the Company will offer solely as cloud-based subscriptions. The amounts capitalized as of January 31, 2018 and July 31, 2017 were $2.1 million and $1.1 million, respectively, and primarily comprised compensation and related headcount costs for employees who were directly associated with the software development projects. During the fiscal quarter ended January 31, 2018, the first phase of the Company's technology platform became ready for its intended use and, accordingly, approximately $1.5 million in previously capitalized costs began amortization over the estimated useful life of 3 years. The Company recognized approximately $0.1 million in amortization expense in cost of revenues, license and other on the accompanying condensed consolidated statements of operations during the three and six months ended January 31, 2018. There was no such amortization during the three and six months ended January 31, 2017.
Other Assets
The Company’s other assets of $20.7 million and $20.1 million at January 31, 2018 and at July 31, 2017, respectively, include a strategic equity investment in a privately-held company of $10.7 million, which was accounted for using the cost method of accounting. Strategic investments are non-marketable equity securities, in which the Company does not have a controlling interest or the ability to exert significant influence. These investments do not have a readily determinable market value. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than temporary impairments, certain distributions, and additional investments. Accordingly, if the Company were to disclose the fair value of the investment, the fair value measurement would be Level 3 in the valuation hierarchy. The Company assesses the investment for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.
As of January 31, 2018 and July 31, 2017, there were no indicators that the investment with carrying value of $10.7 million was impaired.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the period presented:

(in thousands)
Goodwill, July 31, 2017	$141,851
Acquisition - Cyence	201,079
Changes in carrying value	318
Goodwill, January 31, 2018	$343,248

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following:

	January 31, 2018			July 31, 2017
	(in thousands)
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Acquired technology	$93,600	$23,900	$69,700	$65,200	$14,710	$50,490
Customer contracts and related relationships	35,700	3,666	32,034	18,000	1,683	16,317
Partner relationships	200	41	159	200	30	170
Trademarks	2,500	89	2,411	—	—	—
Order backlog	8,700	2,333	6,367	5,500	1,162	4,338
Total amortized intangible assets	$140,700	$30,029	$110,671	$88,900	$17,585	$71,315
Amortization expense was $7.6 million and $1.7 million for the three months ended January 31, 2018 and 2017, respectively, and was $12.4 million and $3.1 million for the six months ended January 31, 2018 and 2017, respectively. The estimated aggregate amortization expense for existing intangible assets as of January 31, 2018, based on their current useful lives, is estimated as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2018 (remainder of fiscal year)	$15,017
2019	29,112
2020	26,834
2021	19,965
2022	11,143
Thereafter	8,600
Total future amortization expense	$110,671
Accrued Employee Compensation
Accrued employee compensation expense consists of the following:

	January 31, 2018	July 31, 2017
	(in thousands)
Accrued bonuses	$13,929	$26,581
Accrued commission	1,960	5,228
Accrued vacation	11,190	10,873
Accrued salaries, payroll taxes and benefits	6,602	6,200
Total accrued employee compensation	$33,681	$48,882

Deferred Revenues
Deferred revenues, current and non-current, consist of the following:

	January 31, 2018	July 31, 2017
	(in thousands)
Deferred license and other revenues	$38,921	$23,727
Deferred maintenance revenues	45,109	47,727
Deferred services revenues	46,862	39,681
Total deferred revenues	$130,892	$111,135
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the six months ended January 31, 2018 were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
	(in thousands)
Balance as of July 31, 2017	$(5,630)	$(166)	$(5,796)
Other comprehensive income (loss) before reclassification	1,428	(592)	836
Amounts reclassified from accumulated other comprehensive loss to earnings	—	15	15
Tax effect	—	167	167
Balance as of January 31, 2018	$(4,202)	$(576)	$(4,778)

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(45,555)	$3,974	$(54,469)	$(3,884)
Net income (loss) per share:
Basic	$(0.59)	$0.05	$(0.72)	$(0.05)
Diluted	$(0.59)	$0.05	$(0.72)	$(0.05)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	76,859,040	73,738,810	76,023,237	73,516,140
Weighted average effect of dilutive stock options	—	602,839	—	—
Weighted average effect of dilutive restricted stock units	—	451,591	—	—
Diluted	76,859,040	74,793,240	76,023,237	73,516,140

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Stock options to purchase common stock	657,271	59,323	601,370	1,009,969
Restricted stock units	3,474,549	832,650	3,222,956	3,119,079
6.Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2017. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2017 for additional information regarding the Company’s contractual obligations.

Leases
The Company leases certain facilities and equipment under operating leases. Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $2.1 million and $1.6 million for the three months ended January 31, 2018 and 2017, respectively, and was $4.0 million and $3.1 million for the six months ended January 31, 2018 and 2017, respectively.
In December 2017, the Company entered into a new lease agreement for its potential future headquarter facility. The lease term is expected to commence on December 1, 2018, for a period of 10.5 years. Total payments committed under the lease is $132.1 million. In connection with this lease agreement, the Company also entered into an irrevocable stand-by letter of credit to guarantee the $1.8 million security deposit.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of January 31, 2018 or July 31, 2017. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2018 or July 31, 2017. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of these persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.

7.Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to Stock Awards and stock options is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Total stock-based compensation	$25,035	$18,807	$44,649	$36,911
Net impact of capitalized stock-based compensation	(3)	(220)	6	(447)
Total stock-based compensation expense	$25,032	$18,587	$44,655	36,464

Stock-based compensation expense was charged to the following categories:
Cost of license and other revenues	$258	$90	$432	$141
Cost of maintenance revenues	481	436	936	849
Cost of services revenues	5,446	4,815	10,672	9,510
Research and development	7,697	4,650	12,609	9,117
Sales and marketing	5,024	4,283	9,241	8,506
General and administrative	6,126	4,313	10,765	8,341
Total stock-based compensation expense	$25,032	$18,587	$44,655	$36,464

As of January 31, 2018, total unamortized stock-based compensation cost for our options and Stock Awards were as follows:

	As of January 31, 2018
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock Options	$7,964	2.3
Stock Awards	186,232	2.5
	$194,196

Stock Awards

A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2017	2,634,085	$56.62	$190,076
Granted	1,571,536	$78.10
Released	(643,219)	$55.01	$48,777
Canceled	(151,655)	$61.54
Balance as of January 31, 2018	3,410,747	$66.61	$270,984
Expected to vest as of January 31, 2018	3,410,747	$66.61	$270,984

(1)
Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $79.45 and $72.16 on January 31, 2018 and July 31, 2017, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released Stock Awards at date of release.

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
RSAs are issued and outstanding upon grant; however, vesting is based on continued employment and achievement of certain milestones. The weighted average grant date fair value is based on the market value of our common stock on the date of grant.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2017	555,636	$22.17	4.0	$27,777
Granted	137,057
Exercised	(59,078)	$12.31		$3,792
Canceled	(1,441)
Balance as of January 31, 2018	632,174	$20.48	4.8	$37,279
Vested and expected to vest as of January 31, 2018	632,174	$20.48	4.8	$37,279
Exercisable as of January 31, 2018	481,304	$21.39	3.6	$27,945

(1)
Aggregate intrinsic value at each period end represents the difference between the Company's closing stock prices of $79.45 and $72.16 on January 31, 2018 and July 31, 2017, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs

The fair values of our TSR PSUs were estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Expected term (in years)	*	2.66	2.88	2.66-2.88
Risk-free interest rate	*	1.34%	1.44%	0.89%-1.34%
Expected volatility of the Company	*	30.2%	28.0%	30.2%-31.5%
Average expected volatility of the peer companies in the S&P Index	*	36.9%	34.7%	36.9%-37.0%
Expected dividend yield	*	—%	—%	—%
*There were no TSR PSUs granted during the three months ended January 31, 2018.

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
Common Stock Reserved for Issuance
As of January 31, 2018 and July 31, 2017, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 77,279,160 and 75,007,625 shares of common stock were issued and outstanding, respectively. As of January 31, 2018 and July 31, 2017, the Company had reserved shares of common stock for future issuance as follows:

	January 31, 2018	July 31, 2017
Exercise of stock options to purchase common stock	632,174	555,636
Vesting of restricted stock awards	3,160,747	2,634,085
Shares available under stock plans	21,728,177	18,453,674
Total common stock reserved for issuance	25,521,098	21,643,395

8.Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law which changed U.S. tax law, including, but not limited to: (1) reducing the U.S. federal corporate income tax rate from 35.0% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) capitalizing R&D expenses which are amortized over five to 15 years; and (5) other changes to how foreign and domestic earnings are taxed.
As a result of the Company’s fiscal non-calendar year end, the lower U.S. statutory federal income tax rate will result in a blended U.S. Federal statutory rate of 26.9% for the Company’s fiscal year 2018. During the quarter ended January 31, 2018, the Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse and recorded a provisional net charge of $34.0 million based on preliminary estimates of the tax effects. In addition, as a result of changes in tax law under the Tax Act, the Company recorded a provisional benefit of $5.4 million related to the release of valuation allowance against certain deferred tax assets that are more likely than not to be realized. The provisional net charge and provisional benefit are subject to revisions as the Company completes its analysis of the Tax Act. The Company estimates that no tax will be due related to the one-time transition tax on the deemed repatriation of deferred foreign income.
The Tax Act includes a provision to tax global intangible low-taxed income of foreign subsidiaries and a base erosion abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Act will be effective for the Company beginning August 1, 2018. The Company is in the process of completing its analysis of the deferred tax accounting on global intangible low-taxed income and has not recorded provisional amounts. The Company is still evaluating an accounting policy to record amounts as deferred taxes or as period costs related to this provision. The SEC staff issued Staff Accounting Bulletin No. 118 which provides for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related income tax impacts. The Company expects to complete the accounting for the Tax Act during this measurement period.
The Company recognized income tax expense of $48.1 million and $6.1 million for the three months ended January 31, 2018 and 2017, respectively. The increase in tax expense for the three months ended January 31, 2018 was primarily due to the impact of the Tax Act, including discrete tax expense of $34.0 million related to the remeasurement of net deferred tax assets offset by the discrete tax benefit of $5.4 million noted above. The effective tax rate of 1,880% for the three months ended January 31, 2018, differs from the statutory U.S. federal income tax rate of 26.9% mainly due to the tax expense recorded as a result of the remeasurement of deferred tax assets and release of valuation allowance, as well as permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, certain non-deductible expenses including executive compensation, and acquisition-related expenses.
During the three months ended January 31, 2018, the increase in unrecognized tax benefits from the beginning of the period was $3.7 million. Accordingly, as of January 31, 2018, the Company had unrecognized tax benefits of $6.4 million that, if recognized, would affect the Company’s effective tax rate.

9.Segment Information

The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenues information for the Company’s license, maintenance, and professional services offerings, while all other financial information is reviewed on a consolidated basis. The Company’s principal operations and decision-making functions are located in the United States.

The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
United States	$104,422	$64,506	$174,256	$111,355
Canada	16,458	14,355	26,653	28,849
Other Americas	3,418	3,872	8,160	9,096
Total Americas	124,298	82,733	209,069	149,300
United Kingdom	9,315	9,574	18,652	17,964
Other EMEA	10,554	8,809	17,178	17,750
Total EMEA	19,869	18,383	35,830	35,714
Total APAC	19,621	14,505	27,060	24,734
Total revenues	$163,788	$115,621	$271,959	$209,748
No country or region, other than those presented above, accounted for more than 10% of revenues during the three and six months ended January 31, 2018 and 2017.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	January 31, 2018	July 31, 2017
	(in thousands)
Americas	$466,943	$224,667
EMEA	3,121	2,747
APAC	60	128
Total	$470,124	$227,542

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
Overview
We are a provider of software products and subscriptions for the global property and casualty (“P&C”) industry. Our software serves as a technology platform for P&C insurance primary carriers. Guidewire InsurancePlatformTM consists of applications to support core operations, data management and analytics, and digital engagement, and is connected to numerous data sources and third-party applications. Our applications are designed to work together to strengthen our customers’ ability to adapt and succeed in a rapidly changing market. Guidewire InsuranceSuite™ and Guidewire InsuranceNowTM provide core transactional systems of record supporting the entire insurance lifecycle, including product definition, distribution, underwriting, policy-holder services, and claims management. Guidewire InsuranceSuite is a highly configurable and scalable system primarily comprised of three applications (ClaimCenter, PolicyCenter and BillingCenter) that can be licensed separately or together and can be deployed on-premise or in the cloud. Guidewire InsuranceNow is a cloud-based system that offers policy, billing, and claims management functionality to insurers that prefer an all-in-one solution. Our data and analytics applications enable insurers to manage data more effectively, gain insights into their business, and underwrite new and evolving risks. Our digital engagement applications enable digital sales, omni-channel service and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. The applications and services of Guidewire InsurancePlatform can be deployed in the cloud, on-premise, or in a hybrid mode. To support P&C insurers globally, we have localized, and will continue to localize, our software for use in a variety of international regulatory, language, and currency environments.
We sell our products to a wide variety of global P&C insurers ranging from some of the largest global insurance carriers or their subsidiaries to national and regional carriers. Our customer engagement is led by our direct sales team and supported by our system integrator (“SI”) partners. We maintain and continue to grow our sales and marketing efforts globally, and maintain regional sales centers in the Americas, Europe and Asia. Strong customer relationships are a key driver of our success given the long-term nature of our engagements and the importance of customer references for new sales. We continue to focus on deepening our customer relationships through continued successful product implementations, robust product support, strategic engagement on new products and technologies, and ongoing account management.
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision making and product evaluation process is long. These evaluation periods can extend further if the customer purchases multiple products or assesses the benefits of a cloud-based subscription in addition to our more traditional on-premises licensing models. Sales to new customers also involve extensive customer due diligence and reference checks. We must earn credibility with each successful implementation as we expand our sales operations, market products that have been acquired or newly introduced, and expand the ways we deliver our software. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, and the continued development of relevant local content and the automated tools that we believe are optimal for updating that content.
To date, we have primarily licensed our software under term license contracts. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. Our term licenses for both recurring term license and maintenance fees are typically invoiced annually in advance or, in certain cases, quarterly. Term licenses that are greater than one year are characterized by extended payment terms. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. For term licenses with extended payment terms, term license fees are not considered to be fixed and determinable until they become due or payment is received, resulting in a deferral of the related revenues until this revenue recognition criteria is met, assuming all other revenue recognition criteria are satisfied. In preparing for our adoption of the new revenue recognition standard, we began revising our contracting practices in fiscal 2016 by selling substantially all term licenses with an initial two-year committed term and optional annual renewals. We also began a program to amend existing long-term contracts to the same committed term of two-years with optional annual renewals. A small portion of our revenues are derived from perpetual licenses, for which license revenues are typically recognized upon delivery of the software, provided that all revenue recognition criteria have been met.
We also offer cloud-based subscriptions. Currently, these subscriptions may be for terms greater than two years, and we anticipate that a majority of these arrangements will be billed annually or quarterly in advance, although in some instances additional fees may be assessed in arrears as customers increase their DWP. Revenues derived from these subscriptions are recognized ratably over the contractual term beginning after the subscription is effectively provisioned, which is the date our software service is made available to customers. We anticipate that sales of subscriptions will increase as a percentage of annual sales as we sell more cloud-based services. As a result of the ratable recognition of revenues associated with subscriptions, a significant shift from term licenses to subscriptions will adversely affect our reported revenue growth. As this relatively new sales model matures, we may decide to change certain terms to remain competitive or otherwise meet market demands.
To extend our technology leadership in the global market, we continue to invest in research and development to enhance and improve our current products, introduce new products, and advance our ability to deploy cost-effectively each of our products in the cloud. Continued investment in product innovation is critical as we seek to assist our customers in their IT goals, maintain our competitive advantage, grow our revenues, expand internationally, and meet evolving customer demands. In certain cases, we will also acquire skills and technologies to accelerate our time to market for new products and solutions.
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our services teams and SI partners to meet our customers’ implementation needs. Our services organization comprises on-site, near-shore, and off-shore technical experts. The services organization seeks to ensure that teams with the right combination of product and language skills are utilized in the most efficient way. Our partnerships with leading SIs allows us to increase efficiency and scale while reducing customer implementation costs. Our extensive relationships with SIs and industry partners have strengthened and expanded in line with the interest in and adoption of our products. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently. We continue to grow our services organization and invest time and resources in increasing the number of qualified consultants employed by our SI partners, develop relationships with new SIs in existing and new markets, and ensure that all partners are ready to assist with implementing our products.
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
Acquisitions
On November 1, 2017, we completed the acquisition of Cyence, Inc. (“Cyence”), for an aggregate consideration of approximately $260.3 million, including approximately $146.6 million in cash and equity consideration valued at approximately $113.7 million of newly issued Guidewire common stock and options, net of certain adjustments. Through the acquisition we gained a cloud-based data listening and risk analytics technology that enables the P&C insurance industry to grow by underwriting new and evolving risks, such as cyber risk, that have gone underinsured or uninsured. This acquisition was accounted for as a business combination. The results of Cyence’s operations have been included in our results of operations since November 1, 2017, the date of acquisition.
In February 2017, we completed the acquisition of ISCS, Inc. (“ISCS”), for cash consideration, net of certain adjustments, of approximately $154.9 million. Through the acquisition we gained a cloud-based, all-in-one transactional platform that combines policy, claims and billing management functionality for P&C insurers. Re-branded InsuranceNow, this platform enhances our ability to serve P&C insurers that have less complex businesses, require the functionality of a suite, and prefer cloud-based delivery. We will continue to invest in this platform, improving its scalability and performance, reducing its cost to implement and deliver, adapting it for international markets, and integrating it with our data and analytics and digital products. The results of ISCS’s operations have been included in our results of operations since February 16, 2017, the date of acquisition.
Seasonality
We have historically experienced seasonal variations in our license and other revenues as a result of increased customer orders in our second and fourth fiscal quarters. We generally see a modest increase in orders in our second fiscal quarter, which is the quarter ending January 31, due to customer buying patterns. We also see significantly increased orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. For example, the timing of a small number of large transactions or the receipt of early payments may be sufficient to disrupt seasonal revenue trends. On an annual basis, our maintenance revenues, which are recognized ratably, may also be impacted in the event that seasonal patterns change significantly. During fiscal years in which subscriptions increase as a percentage of total sales, the revenues we can recognize in the fiscal year will be reduced, and our reported revenue growth will be adversely affected. The seasonal nature of our sales and the concentration of such sales in our fiscal fourth quarter increases this impact.
Our services revenues are also subject to seasonal fluctuations, though to a lesser degree than our license revenues. Our services revenues are impacted by the number of billable days in a given fiscal quarter. The quarter ended January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas, and New Year’s holidays. The quarter ended July 31 usually also has fewer billable days due to the impact of vacation times taken by our professional staff. Because we pay our services professionals the same amounts throughout the year, our gross margins on our services revenues are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
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
Four-Quarter Recurring Revenues
We measure four-quarter recurring revenues by adding the total term license and other revenues and total maintenance revenues recognized under GAAP in the preceding four quarters ended in the stated period. This metric excludes perpetual license revenues, revenues from perpetual buyout rights, and services revenues. This metric allows us to better understand the trends in our recurring revenues because it reduces the variations in any particular quarter caused by seasonality. However, the effects of the annual invoicing of our term licenses, and certain effects of contractual provisions that may accelerate or delay revenue recognition in some cases can impact this metric. In addition, this metric will be adversely impacted during periods in which subscriptions increase as a percentage of total customer orders, as more of the revenue under those agreements will be deferred to future periods. This metric applies revenue recognition rules under GAAP and does not substitute individually tailored revenue recognition and measurement methods. The relevance and value of this metric may be impacted by our transition to a new revenue standard in fiscal year 2019. Our four-quarter recurring revenues for each of the eight periods presented were:

	Four quarters ended
	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
	(in thousands)
Term license and other revenues	$272,328	$253,792	$258,322	$237,919	$220,494	$210,278	$208,430	$194,458
Maintenance revenues	73,568	71,041	68,643	66,958	64,776	62,451	59,931	56,103
Total four-quarter recurring revenues	$345,896	$324,833	$326,965	$304,877	$285,270	$272,729	$268,361	$250,561
Operating Cash Flows and Capital Expenditures
We monitor our cash flows from operating activities and cash used for capital expenditures, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by the timing of invoicing and collections of accounts receivable, the size of annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a year over year basis. Cash provided by our operations was $16.4 million and $29.6 million for the six months ended January 31, 2018 and 2017, respectively. Additionally, cash used for capital expenditures was $5.4 million and $2.6 million for the six months ended January 31, 2018 and 2017, respectively. Our capital expenditures consisted of purchases of property and equipment, most of which was computer hardware, software, capitalized software development costs, and leasehold improvements. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources-Cash Flows.”
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies;

•	Stock-based compensation;

•	Income taxes;

•	Business combinations; and

•	Long-lived assets, intangible assets, and goodwill impairment.
There have been no changes to our significant accounting policies and estimates described in our Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes, except for our election to change our accounting policy to account for the forfeitures and tax effects from stock-based compensation awards as they occur. The change was applied on a modified retrospective basis with a net cumulative effect adjustment of $1.0 million recorded to our retained earnings balance as of August 1, 2017. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 19, 2017 for a complete discussion of our critical accounting policies and estimates.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2018	As a % of total revenues	2017	As a % of total revenues	2018	As a % of total revenues	2017	As a % of total revenues
	(in thousands)
Revenues:
License and other	$84,221	51%	$64,075	56%	$114,314	42%	$102,796	49%
Maintenance	19,110	12	16,582	14	38,040	14	33,114	16
Services	60,457	37	34,964	30	119,605	44	73,838	35
Total revenues	163,788	100	115,621	100	271,959	100	209,748	100
Cost of revenues:
License and other	9,040	5	2,781	2	15,755	5	5,211	3
Maintenance	3,593	2	3,079	3	7,060	3	6,404	3
Services	55,136	34	34,951	30	107,848	40	71,215	34
Total cost of revenues	67,769	41	40,811	35	130,663	48	82,830	40
Gross profit:
License and other	75,181	46	61,294	54	98,559	37	97,585	46
Maintenance	15,517	10	13,503	11	30,980	11	26,710	13
Services	5,321	3	13	0	11,757	4	2,623	1
Total gross profit	96,019	59	74,810	65	141,296	52	126,918	60
Operating expenses:
Research and development	43,657	26	30,025	26	79,368	29	60,775	29
Sales and marketing	31,961	20	23,520	21	55,571	20	49,020	23
General and administrative	21,066	13	13,060	11	39,737	15	27,220	13
Total operating expenses	96,684	59	66,605	58	174,676	64	137,015	65
Income (loss) from operations	(665)	0	8,205	7	(33,380)	(12)	(10,097)	(5)
Interest income	1,566	1	1,544	2	3,474	1	2,886	1
Other income (expense), net	1,658	1	335	0	1,396	1	(346)	0
Income (loss) before income taxes	2,559	2	10,084	9	(28,510)	(10)	(7,557)	(4)
Provision for (benefit from) income taxes	48,114	30	6,110	5	25,959	10	(3,673)	(2)
Net income (loss)	$(45,555)	(28)%	$3,974	4%	$(54,469)	(20)%	$(3,884)	(2)%

Revenues
We derive our revenues primarily from licensing our software applications, providing maintenance support, and professional services. Additionally, a growing portion of our revenues are derived from subscriptions to our cloud-delivered software.
We will adopt Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on August 1, 2018. We currently intend to apply the Modified Retrospective Method. We have evaluated the potential impact of Topic 606 on our revenue recognition policy and practices and have concluded that Topic 606 will impact the pattern of our revenue recognition associated with our term software licenses, software subscriptions, and to a lesser extent, our cloud-based subscriptions. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for further details on our evaluation of the potential impact of Topic 606 and our accounting policy related to revenue recognition.
Licenses and Other
A substantial majority of our license and other revenues consist of term license fees. We also recognize revenue from sales of subscriptions and perpetual licenses. Our term license revenues are primarily generated through annual license fees that recur during the term of the contract. Since fiscal year 2016, a substantial majority of our term licenses have been sold with a contract of a two year committed term with optional annual renewals. Term license revenues are generally recognized upon the earlier of when payment is due or cash is received from our customers.
Cloud-based subscription revenues are generally recognized ratably over the term of the arrangement typically beginning upon the provisioning of our service for each engagement, which is the point in time our provisioning process has been completed and access has been made available to the customer, assuming that all other revenue recognition criteria have been met. Such arrangements are not necessarily structured with a two year initial term and the initial term may be longer.
In a limited number of cases, we license our software on a perpetual basis or our term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. Perpetual license revenues are generally recognized upon delivery.
We generally price our software based on the amount of direct written premiums, or DWP, that will be managed by our software. A majority of our term license customers are billed annually in advance and we currently bill our cloud-based subscription customers similarly, but terms may change as our cloud business matures and the market develops. We invoice our perpetual license customers either in full at contract signing or on an installment basis.
Maintenance
Our maintenance revenues are generally recognized over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees. We invoice a substantial majority of our customers annually in advance.
Professional Services
Our professional services revenues are primarily derived from implementation services performed for our customers, reimbursable travel expenses, and training fees. A substantial majority of our services engagements generate revenues on a time and materials basis and revenues are typically recognized upon delivery of our services.

	Three Months Ended January 31,
	2018		2017
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$84,221	51%	$64,075	56%	$20,146	31%
Maintenance	19,110	12%	16,582	14%	2,528	15%
Services	60,457	37%	34,964	30%	25,493	73%
Total revenues	$163,788	100%	$115,621	100%	$48,167	42%

	Six Months Ended January 31,
	2018		2017
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$114,314	42%	$102,796	49%	$11,518	11%
Maintenance	38,040	14%	33,114	16%	4,926	15%
Services	119,605	44%	73,838	35%	45,767	62%
Total revenues	$271,959	100%	$209,748	100%	$62,211	30%

License and Other Revenues
License and other revenues increased $20.1 million and $11.5 million during the three and six months ended January 31, 2018, respectively, as compared to the same periods a year ago. These increases were primarily driven by additional software licenses and subscriptions to new and existing customers.

Our license and other revenues are primarily comprised of term license revenues. Term licenses remain our predominant licensing model, although we anticipate subscriptions to grow as a percentage of annual sales in future periods. Due to the delayed and ratable recognition of subscription revenues, growth in subscription revenues will lag behind the growth of subscription sales and will impact the comparative growth of our reported revenues.

	Three Months Ended January 31,
	2018		2017
		% of License and other		% of License and other	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$81,404	97%	$62,868	98%	$18,536	29%
Perpetual	2,817	3%	1,207	2%	1,610	133%
Total license and other revenues	$84,221	100%	$64,075	100%	$20,146	31%

	Six Months Ended January 31,
	2018		2017
		% of License and other		% of License and other	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$111,374	97%	$97,368	95%	$14,006	14%
Perpetual	2,940	3%	5,428	5%	(2,488)	(46)%
Total license and other revenues	$114,314	100%	$102,796	100%	$11,518	11%

Term license and other revenues increased by $18.5 million during the three months ended January 31, 2018, compared to the same period a year ago, due primarily to the addition of new term license and subscription orders from new and existing customers. As we have noted, our reported results in any given period may be positively impacted by early payments due in future periods and negatively impacted by early payments made in preceding periods. During the quarter, we recognized $4.6 million from early payments due in the third quarter, offset in part by $1.3 million of payments due in the second quarter that were paid in the first quarter, resulting in a net benefit to the second quarter of $3.2 million.

Term license and other revenues increased by $14.0 million during the six months ended January 31, 2018, compared to the same period a year ago, due primarily to the addition of new term license and subscription orders from new and existing customers. Results for the six month period, benefited by the early payments of $4.6 million previously noted, offset by $6.1 million in payments due in the first quarter but received in the fourth quarter of 2017, resulting in a decrease to recognized revenue of approximately $1.5 million during the six months ended January 31, 2018.

Perpetual license revenues accounted for approximately 3% and 2% of total license and other revenue during the three months ended January 31, 2018 and 2017, respectively, and 3% and 5% during the six months ended January 31, 2018 and 2017. We anticipate that revenues from the sale and delivery of perpetual licenses will continue to represent a small percentage of our total license and other revenues. Nevertheless, we expect perpetual license revenues to remain volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Maintenance Revenues
The increase in our maintenance revenues reflects our growing term and perpetual license customer base. Subscription arrangements include maintenance as part of the subscription service and are not priced or reported separately. As a result, an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenues.

Services Revenues
Services revenues increased $25.5 million and $45.8 million during the three and six months ended January 31, 2018, primarily as a result of a net increase in billings from new and existing customer engagements performed during the period, and billings associated with engagements relating to the implementation of previously acquired products, such as InsuranceNow.
Historically, we have relied on our network of third-party SI partners to facilitate new sales and implementations of our products. We believe this model will continue to serve us well and we intend, in the future, to continue to expand our network of SI partners and the number of trained consultants with whom we work.
While not essential to the functionality of the service, for a period of time implementations of InsuranceNow or InsuranceSuite Cloud will require significantly greater levels of participation by our services professionals than is currently necessary for on-premise versions of our products.  With respect to InsuranceSuite Cloud, our obligation to manage the platform in production requires us to have a much greater familiarity with its configuration and integrations. As a result, we intend to control implementation work until effective processes have been established to reduce any risk we face in managing a production environment for a system we have not implemented. At the time of acquisition, ISCS had few third-party resources to assist with implementations of InsuranceNow. While we are actively qualifying and training consultants from existing and new partners to assist with such implementations, we have taken, and for the forseeable future we expect to take, primary responsibility for InsuranceNow implementations.
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

Deferred Revenues

	As of
	January 31, 2018	July 31, 2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license and other revenues	$38,921	$23,727	$15,194	64%
Deferred maintenance revenues	45,109	47,727	(2,618)	(5)%
Deferred services revenues	46,862	39,681	7,181	18%
Total deferred revenues	$130,892	$111,135	$19,757	18%

Deferred License and Other Revenues

The $15.2 million increase in deferred license and other revenues was primarily a result of the combined effect of net increases in deferrals associated with subscription contracts that are recognized on a ratable basis in addition to net increases in term license billings related to new and existing contracts which will be recognized when all revenue recognition criteria are met.
Deferred Maintenance Revenues
The $2.6 million decrease in deferred maintenance revenues was primarily driven by the impact from revenues recognized in excess of new billings during the three months ended January 31, 2018, and reflects the seasonal nature of the billings of maintenance revenues. Additionally, subscription arrangements include maintenance as part of the subscription service and are not priced or reported separately. As a result, an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenues and may impact the growth in deferred maintenance revenues.
Deferred Services Revenues
The $7.2 million increase in deferred services revenues was primarily driven by increased services billings, mainly composed of ongoing InsuranceNow implementations related to acquired contracts which are being deferred until go-live. The increase was partially offset by net recognition in previously deferred billings.
Generally, our deferred revenues consist only of amounts that have been invoiced, but not yet recognized as revenues. As a result, deferred revenues and change in deferred revenues represent incomplete measures of the strength of our business and are not necessarily indicative of our future performance. However, the transition to a greater mix of subscription orders will likely result in higher deferred revenues.

Cost of Revenues and Gross Profit
Our total cost of revenues and gross profit are variable and depend on the type of revenues earned in each period.
Our cost of license and other revenues primarily consists of compensation and benefit expenses for our cloud operations and Guidewire Production Services personnel, amortization of our acquired intangible assets and royalty fees paid to third parties. Our cost of maintenance revenues consists of compensation and benefit expenses for our technical support team. Our cost of services revenues primarily consists of compensation and benefit expenses for our professional service employees and contractors, travel-related costs, and allocated overhead. In the instances we serve as a prime contractor, subcontractor fees are expensed as cost of service. In each case, personnel costs include stock-based compensation and allocated overhead.
We allocate overhead such as IT support, facility, and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense.
Cost of Revenues:

	Three Months Ended January 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$9,040	$2,781	$6,259	225%
Maintenance	3,593	3,079	514	17%
Services	55,136	34,951	20,185	58%
Total cost of revenues	$67,769	$40,811	$26,958	66%

Includes stock-based compensation of:
Cost of license and other revenues	$258	$90	$168
Cost of maintenance revenues	481	436	45
Cost of services revenues	5,446	4,815	631
Total	$6,185	$5,341	$844

	Six Months Ended January 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$15,755	$5,211	$10,544	202%
Maintenance	7,060	6,404	656	10%
Services	107,848	71,215	36,633	51%
Total cost of revenues	$130,663	$82,830	$47,833	58%

Includes stock-based compensation of:
Cost of license and other revenues	$432	$141	$291
Cost of maintenance revenues	936	849	87
Cost of services revenues	10,672	9,510	1,162
Total	$12,040	$10,500	$1,540

The $27.0 million increase in cost of revenues during the three months ended January 31, 2018, compared to the same period a year ago, was primarily attributable to increases in the cost of service revenues of $20.2 million, and costs of license and other revenues of $6.3 million.
Cost of license and other revenues increased primarily due to the combined impact from increases of $4.3 million related to the amortization of intangible assets primarily from the Cyence and ISCS acquisitions and $1.5 million related to increased higher headcount and related employee expenses as we grew our cloud operations and Guidewire Production Services staff. We anticipate higher cost of license and other revenue as we continue to grow the staffing for our cloud operations and Guidewire Production Services.
Cost of maintenance revenues remained relatively flat in line with our term and perpetual license sales activities. Cost of maintenance revenues grew modestly primarily due to the increase in staff required to support our term and perpetual license customers.
Cost of services revenues increased primarily due to $11.4 million in higher headcount and related employee expenses and $6.3 million in expenses for billable third-party consultants and sub-contractors.
We had 790 professional service employees and 100 technical support and licensing operations employees at January 31, 2018 compared to 610 professional services employees and 75 technical support and licensing operations employees at January 31, 2017. The increase in hiring included the 128 professional service, technical support, and licensing operations employees hired on a permanent basis as part of the ISCS acquisition that we completed on February 16, 2017.
The $47.8 million increase in cost of revenues during the six months ended January 31, 2018, compared to the same period a year ago, was primarily attributable to increases in the costs of license and other revenues of $10.5 million and cost of service revenues of $36.6 million.
Cost of license and other revenues increased primarily due to the combined impact from increases of $7.1 million related to the amortization of intangible assets and $2.5 million related to increased higher headcount and related employee expenses as we grew our cloud operations and Guidewire Production Services staff. We anticipate higher cost of license and other revenue as we continue to grow the staffing for our cloud operations and Guidewire Production Services.
Cost of maintenance revenues remained relatively flat in line with our term and perpetual license sales activities. Cost of maintenance revenues grew modestly primarily due to the increase in staff required to support our term and perpetual license customers.
Cost of services revenues increased primarily due to the combined impact of $21.7 million in higher headcount and related employee expenses and $10.4 million in expenses for billable third-party consultants and sub-contractors.

Gross Profit:

	Three Months Ended January 31,
	2018		2017		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and other	$75,181	89%	$61,294	96%	$13,887	23%
Maintenance	15,517	81%	13,503	81%	2,014	15%
Services	5,321	9%	13	0%	5,308	*
Total gross profit	$96,019	59%	$74,810	65%	$21,209	28%
* Not meaningful

	Six Months Ended January 31,
	2018		2017		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and other	$98,559	86%	$97,585	95%	$974	1%
Maintenance	30,980	81%	26,710	81%	4,270	16%
Services	11,757	10%	2,623	4%	9,134	348%
Total gross profit	$141,296	52%	$126,918	60%	$14,378	11%

Our gross margin decreased to 59% and 52% during the three and six months ended January 31, 2018, respectively, compared to 65% and 60% for the corresponding prior year periods. The decreases in our gross margin were primarily driven by changes in the mix between higher gross margin license revenues and lower gross margin service revenues and lower license and other margins. These decreases were partially offset by improved services margins compared to the same period a year ago.
We expect gross margins will decrease for the full fiscal year 2018 compared to fiscal year 2017 as we currently expect the mix of our lower margin services revenues will be significantly higher in fiscal 2018 than in fiscal 2017. We also intend to continue to invest in our Guidewire Production Services and cloud operations, which will impact license and other margins. Finally, we also anticipate that increases in our costs associated with the amortization of intangible assets will contribute to lower margins.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest components of our operating expenses are compensation and benefit expenses for our employees, including stock-based awards and, to a lesser extent, professional services, and rent and facility costs. We allocate overhead such as IT support, facility, and other administrative costs to all functional departments based on headcount. As a result, general overhead expenses are reflected in cost of revenue and each functional operating expense.

	Three Months Ended January 31,
	2018		2017
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$43,657	26%	$30,025	26%	$13,632	45%
Sales and marketing	31,961	20%	23,520	21%	8,441	36%
General and administrative	21,066	13%	13,060	11%	8,006	61%
Total operating expenses	$96,684	59%	$66,605	58%	$30,079	45%

Includes stock-based compensation of:
Research and development	$7,697		$4,650		$3,047
Sales and marketing	5,024		4,283		741
General and administrative	6,126		4,313		1,813
Total	$18,847		$13,246		$5,601

	Six Months Ended January 31,
	2018		2017
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$79,368	29%	$60,775	29%	$18,593	31%
Sales and marketing	55,571	20%	49,020	23%	6,551	13%
General and administrative	39,737	15%	27,220	13%	12,517	46%
Total operating expenses	$174,676	64%	$137,015	65%	$37,661	27%

Includes stock-based compensation of:
Research and development	$12,609		$9,117		$3,492
Sales and marketing	9,241		8,506		735
General and administrative	10,765		8,341		2,424
Total	$32,615		$25,964		$6,651

Research and Development
Our research and development expenses primarily consist of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $13.6 million increase in research and development expenses during the three months ended January 31, 2018, as compared to the same period in the prior year, was primarily attributable to the net effect from increases in our headcount and related employee expenses of $13.7 million, which included increased stock-based compensation costs of $3.0 million, partially offset by the capitalization of internal use software development costs of $0.6 million related to the development of new cloud-based technologies.
The $18.6 million increase in research and development expenses during the six months ended January 31, 2018, as compared to the same period in the prior year, was primarily attributable to the net effect from increases in our headcount and related employee expenses of $19.7 million which included increased stock-based compensation costs of $3.5 million, partially offset by the capitalization of internal use software development costs of $1.0 million related to the development of a new cloud-based technologies.
Our research and development headcount was 678 at January 31, 2018 compared with 495 at January 31, 2017. The increase in headcount reflects our continued investment in our products, and includes 107 employees gained through the ISCS and Cyence acquisitions.
We expect our research and development expenses to continue to increase in absolute dollars as we continue to hire aggressively in research and development. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of costs incurred for compensation and benefit expenses for our sales and marketing employees, including stock-based awards. It also includes allocated overhead, commission payments, travel expenses, professional services for marketing activities and amortization of certain acquired intangibles.
The $8.4 million increase in sales and marketing expenses during the three months ended January 31, 2018, compared to the same period a year ago, was primarily attributable to increased headcount and related employee costs of $4.0 million, increased marketing and advertising expenses of $2.6 million resulting from the timing of expenses from our annual Connections User Conference which occurred in the second quarter of our current fiscal year compared to the first quarter in our prior fiscal year, and, to a lesser extent, $1.9 million related to the amortization of acquired intangible assets.
The $6.6 million increase in sales and marketing expenses during the six months ended January 31, 2018, compared to the same period a year ago, was primarily attributable to increased headcount and related employee costs of $3.5 million, and to a lesser extent, an increase of $2.4 million related to the amortization of acquired intangible assets.

Our sales and marketing headcount was 318 at January 31, 2018 compared with 285 at January 31, 2017.
We expect our sales and marketing expenses to continue to increase in absolute dollars as we continue to invest in sales and marketing activities to support our business growth.

General and Administrative
Our general and administrative expenses primarily consist of compensation and benefit expenses, including stock-based awards, as well as professional services and facility costs related to our executive, finance, human resources, information technology, corporate development, legal functions, and allocated overhead.
The $8.0 million increase in our general and administrative expenses during the three months ended January 31, 2018, compared to the same period a year ago, was primarily attributable to increases of $5.4 million in fees for professional services incurred in connection with the acquisition of Cyence and the continued investment in our corporate infrastructure including fees associated with the implementation of a new enterprise resource planning system. In addition, we incurred an additional $2.6 million for increased headcount and related employee costs.
The $12.5 million increase in general and administrative expenses during the six months ended January 31, 2018, compared to the same period a year ago, was primarily attributable to increases of $9.4 million in fees for professional services due to the continued investment in our corporate infrastructure including fees associated with the implementation of a new enterprise resource planning system and costs incurred in connection with the acquisition of Cyence. In addition, we incurred an additional $3.0 million for increased headcount and related employee costs.
Our general and administrative headcount was 219 at January 31, 2018 compared with 175 at January 31, 2017.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel and corporate infrastructure and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.
Other Income (Expense)

	Three Months Ended January 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$1,566	$1,544	$22	1%
Other income (expense), net	$1,658	$335	$1,323	395%

	Six Months Ended January 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$3,474	$2,886	$588	20.4%
Other income (expense), net	$1,396	$(346)	$1,742	(503.5)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income increased less than $0.1 million during the three and six months ended January 31, 2018, compared to the year ago periods primarily due to higher yields on our cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains (losses) resulting from fluctuations in foreign exchange rates on our receivables and payables denominated in currencies other than the U.S. dollar.

Other income (expense), net increased by $1.3 million and $1.7 million during the three and six months ended January 31, 2018, compared to the year ago periods.

For the three months ended January 31, 2018, the increase is primarily a result of increased realized gains from our receivables and payables denominated in currencies other than the U.S. dollar. Last year, we realized net currency exchange gains of $0.3 million for the three months ended January 31, 2017 from transactions primarily denominated in the British Pound, Euro, Australian Dollar, Canadian Dollar, Japanese Yen, and Brazilian Real.

For the six months ended January 31, 2018, the increase is primarily a result of decreased realized losses in the current fiscal year from our receivables and payables denominated in currencies other than the U.S. dollar. Last year, we realized net currency exchange losses of $0.3 million for the six months ended January 31, 2017 from transactions primarily denominated in the British Pound, Euro, Australian Dollar, Canadian Dollar, Japanese Yen, and Brazilian Real.
Provision for (Benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended January 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$48,114	$6,110	$42,004	687%

	Six Months Ended January 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$25,959	$(3,673)	$29,632	(807)%

We recognized income tax expense of $48.1 million and $6.1 million for the three months ended January 31, 2018 and 2017, respectively. The increase in tax expense for the three months ended January 31, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act (“Tax Act”), including discrete tax expense of $34.0 million related to the remeasurement of net deferred tax assets offset by a discrete tax benefit of $5.4 million related to the release of a valuation allowance. The effective tax rate of 1,880% for the three months ended January 31, 2018, differs from the statutory U.S. federal income tax rate of 26.9% mainly due to the tax expense recorded as a result of the remeasurement of deferred tax assets and release of valuation allowance, as well as permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, certain non-deductible expenses including executive compensation and acquisition-related expenses.
On December 22, 2017, the Tax Act was enacted into law which changed U.S. tax law, including, but not limited to: (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) capitalizing R&D expenses which are amortized over five to 15 years; and (5) other changes to how foreign and domestic earnings are taxed.
The lower U.S. statutory federal income tax rate will result in a blended U.S. Federal statutory rate of 26.9% for our fiscal year 2018, as a result of the Company’s fiscal non-calendar year end. During the quarter ended January 31, 2018, we remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse and recorded a provisional net charge of $34.0 million based on preliminary estimates of the tax effects. In addition, as a result of changes in tax law under the Tax Act, we recorded a provisional benefit of $5.4 million related to the release of a valuation allowance against certain deferred tax assets that are more likely than not to be realized. The provisional net charge and provisional benefit are subject to revisions as we complete our analysis of the Tax Act. We estimate that no tax will be due related to the one-time transition tax on the deemed repatriation of deferred foreign income.
The Tax Act includes a provision to tax global intangible low-taxed income of foreign subsidiaries and a base erosion abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Act will be effective for us beginning August 1, 2018. We are in the process of completing our analysis of the deferred tax accounting on global intangible low-taxed income and have not recorded provisional amounts. We are still evaluating an accounting policy to record amounts as deferred taxes or as period costs related to this provision. The SEC staff issued Staff Accounting Bulletin No. 118 which provides for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related income tax impacts. We expect to complete the accounting for the Tax Act during this measurement period.
Liquidity and Capital Resources
As of January 31, 2018 and July 31, 2017, we had $569.5 million and $687.8 million of cash, cash equivalents, and investments, respectively, and working capital of $466.2 million and $515.6 million, respectively. As of January 31, 2018, approximately $32.8 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws, accounting rules, or there are substantial incremental costs associated with such repatriation.
In November 2017, we completed the acquisition of Cyence Inc. for approximately $260.3 million, subject to customary transaction adjustments. Consideration consisted of net cash of approximately $130.1 million and equity consideration valued at approximately $113.7 million of newly issued Guidewire common stock and options. Assets acquired included approximately $16.5 million of cash and cash equivalents. A portion of the consideration has been placed into an escrow account as partial security to satisfy any potential claims.

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
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, and expansion into other markets. We also anticipate investing in, or acquiring complementary businesses, applications or technologies, which may require the use of significant cash resources and may require additional financing.

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended January 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$16,446	$29,649
Net cash used in investing activities	$(76,269)	$(29,091)
Net cash provided by financing activities	$727	$2,034
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $13.2 million for the six months ended January 31, 2018, compared to the six months ended January 31, 2017. The decrease in operating cash provided was primarily attributable to a $10.1 million increase in cash used in working capital activity as compared to the same period a year ago. Higher cash used in working capital activity in the current period is primarily due to increases in accounts receivable attributed to timing of collections, partially offset by changes in timing of payments to vendors. The increase in cash used in working capital activity is partially offset by a $3.1 million decrease in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $47.2 million for the six months ended January 31, 2018 as compared to cash used in investing activities during the six months ended January 31, 2017 primarily due to $130.1 million cash used for the acquisition of Cyence during the six months ended January 31, 2018, partially offset by $52.4 million in net cash inflows resulting from sales and purchases of marketable securities.

Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $1.3 million for the six months ended January 31, 2018, as compared to the six months ended January 31, 2017 primarily due to fewer stock options exercised. Excess tax benefits and deficiencies previously classified as financing activities have been classified as operating activities on the condensed consolidated statement of cash flows as a result of our adoption of ASU 2016-09 during the first quarter of fiscal year 2018. There were no excess tax benefits or deficiencies in financing activities during the six months ended January 31, 2017.
Contractual Obligations
Our primary contractual obligations are from operating leases for office space and letters of credit related to those leases. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of our lease commitments and letters of credit.
Other than the lease commitments and letters of credit discussed in Note 6 to the Condensed Consolidated Financial Statements, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material non-cancellable purchase commitments as of January 31, 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of January 31, 2018 and July 31, 2017. Our cash, cash equivalents, and investments as of January 31, 2018 and July 31, 2017 were $569.5 million and $687.8 million, respectively, primarily consisting of cash, money market funds, commercial paper, corporate bonds, U. S. Government agency debt securities, and U.S. Government bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen, and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended January 31, 2018, we recorded a foreign currency loss of $1.4 million as other expense in our statement of operations due to unfavorable currency exchange rate movement during the six months ended January 31, 2018. We expect to continue to experience fluctuations in foreign currency exchange rates. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments in financial instruments, as our investments primarily consist of highly liquid investments purchased with a remaining maturity of two years or less. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

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
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, we implemented certain phases of a new global finance enterprise resource planning ("ERP") system. Accordingly, we are modifying the design and documentation of certain internal control processes and procedures relating to the new ERP system. We will continue to evaluate and monitor our internal control over financial reporting as we implement other ERP-related accounting systems. We currently anticipate completing the implementation of these applications by our current fiscal year end. Other than the ERP and related systems implementation, there have been no significant changes to our internal control over financial reporting.
Inherent Limitations of Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

•
our ability to enter into contracts on favorable terms, including terms related to price, payment timing, and product delivery with customers and prospects that possess substantial negotiating leverage and procurement expertise;

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
Our revenues are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental, and world political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenues. While the composition of our individual top customers will vary from year to year, in fiscal 2017, 2016, and 2015, our ten largest customers accounted for 27%, 27%, and 31% of our revenues, respectively. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or services, defer or cancel orders, fail to renew their license or subscription agreements, or otherwise terminate their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if our sales to one or more of these anticipated customers in any particular period are ratable in nature, or if we fail to achieve the required performance or acceptance criteria for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
If we are required to,and fail to successfully manage any changes to our business model, including the transition of our products to cloud offerings, our results of operations could be harmed.
To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering in addition to our on-premises offering. This adjustment to our business model requires a considerable investment of technical, financial, legal, and sales resources. Our transition to cloud offerings will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. Such investments may not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of public infrastructure, may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our applications. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. Furthermore, we may assume greater responsibilities for implementation related services during this transition. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. As with our stated history, the consequences in such circumstances could include monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated subscription or service fees.
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
In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including but not limited to: price, security, reliability, performance, customer preference, public concerns regarding privacy, and the enactment of restrictive laws or regulations. We are in the early stages of re-architecting our existing products and developing new products in an effort to offer customers greater choices on how they consume our software. As our business practices in this area develop and evolve over time, we may be required to revise the subscription agreements we initially develop in connection with this transition, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including but not limited to: customer demand, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, and our costs. In addition, the metrics we and our investors use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. It may be difficult, therefore, to accurately determine the impact of this transition on our business on a contemporaneous basis, or to clearly communicate the appropriate metrics to our investors. If we are unable to successfully establish these new cloud offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our reputation could suffer and our results of operations could be harmed, which may cause our stock price to decline.
Increases in services revenues as a percentage of total revenues or lower services or license margins could adversely affect our overall gross margins and profitability.
Our services revenues were 44%, 34%, 34%, and 40% of total revenues for each of the six months ended January 31, 2018 and fiscal years 2017, 2016, and 2015, respectively. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 10%, 7%, 8%, and 12% for the six months ended January 31, 2018 and fiscal years 2017, 2016, and 2015, respectively, while the gross margin for license revenues was 86%, 94%, 97%, and 97% for the six months ended January 31, 2018 and fiscal years 2017, 2016, and 2015, respectively. Our gross margins will decline in the event that lower-margin service revenues constitute a greater percentage of total revenues and if associated service or license margins decline.
In fiscal year 2018, services revenues have grown at a faster rate than license revenues and have increased significantly as a percentage of total revenues. This trend is the result of several factors, some of which are beyond our control, including increased customer demand for our service team involvement in new products and services, the rates we charge for our services, and the extent to which SIs are willing and able to provide services directly to customers.
Services margins may decline in periods which require a significant expansion of our services capabilities as we hire and train additional services personnel to support customer demand, enter new markets, or if we require additional personnel on challenging projects to ensure customer success. In some cases, customer success will require us to provide additional services personnel at significantly reduced rates. Services margins may also decline if we are required to defer services revenues in connection with an engagement. This may happen for a number of reasons, including if there is a specific product deliverable associated with a broader services engagement. In these situations, we would defer only the direct costs associated with the engagement. Deferring all revenue but only direct costs will reduce services margins in those periods; however, the eventual recognition of those deferred revenues and direct costs will have a positive impact on margins. In fiscal year 2017, for example, we deferred a significant amount of revenue and direct costs associated with one project, which reduced margins and reported services revenues during fiscal year 2017, but is currently being recognized in fiscal year 2018.
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
The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, leading companies in the software industry own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us. From time to time, third parties holding such intellectual property rights, including leading companies, competitors, patent holding companies and/or non-practicing entities, may assert patent, copyright, trademark, or other intellectual property claims against us, our customers and partners, and those from whom we license technology and intellectual property.
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
If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing, or using our products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products or services; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or works; and to indemnify our partners, customers, and other third parties. Any of these events could seriously harm our business, results of operations, and financial condition.
We may expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.
Our business strategy includes the potential acquisition of shares or assets of companies with software, technologies or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, in March 2016, we acquired EagleEye Analytics Inc., a provider of cloud-based predictive analytics products designed for P&C insurers; in August 2016, we acquired FirstBest Systems, Inc., a provider of an underwriting management system for P&C insurers; in February 2017, we acquired ISCS, Inc., a provider of a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality for P&C insurers; and in November 2017, we acquired Cyence, a software company that applies data science and risk analytics to enable P&C insurers to underwrite “21st century risks.” Each of these acquisitions was initially dilutive to earnings. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies; retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to defer the recognition of revenues that we receive from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, if we have not established vendor-specific objective evidence (“VSOE”) for the undelivered elements in the arrangement. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with sales of existing products. A delay in the recognition of revenues from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins and may reduce the benefits of such acquisitions or alliances.
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
The market for our software and services is intensely competitive. The competitors we face in any sale may change depending on, among other things, the line of business purchasing the software, the application being sold, the geography in which we are operating, and the size of the insurance carrier to which we are selling. For example, we are more likely to face competition from small independent firms when addressing the needs of small insurers. These competitors may compete on the basis of price, the time and cost required for software implementation, custom development, or unique product features or functions. Outside of the United States, we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge, and pre-built content applicable to that jurisdiction. We also complete with vendors of horizontal software products that may be customized to address needs of the P&C insurance industry.
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

We expect the intensity of competition to remain high in the future as the amount of capital invested in current and potential competitors has increased significantly in recent years, and this may lead to improved product or sales capabilities, which in turn could lead to new or expanded partnerships with systems integrators. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of, market share, would harm our business, results of operations, financial condition and/or future prospects. Our larger current and potential competitors may be able to devote greater resources to the development, promotion and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively, and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenues and profitability.
In addition, our industry is evolving rapidly, and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-based solutions, which could reduce demand for our offerings. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. This may increase our costs more than we anticipate and may adversely impact our results of operations.
Our current and potential competitors may also establish cooperative relationships among themselves or with third parties to further enhance their resources and offerings. Current or potential competitors may be acquired by other vendors or third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be more able than we are to adapt quickly to new technologies and customer needs, to devote greater resources to the promotion or sale of their products and services, to initiate or withstand substantial price competition, or to take advantage of emerging opportunities by developing and expanding their product and service offerings more quickly than we can. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such relationships or acquisitions. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition could be materially and adversely affected.
If our products or cloud-based services experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our products may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities. Our software and cloud services involve the storage and transmission of data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, and other liability for our company. While we have taken steps to protect the confidential information to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement by existing customers, could cause existing customers to elect not to renew their term licenses, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations.
We have implemented a new enterprise resource planning system and are in the process of implementing other accounting and sales IT systems. If these new systems prove ineffective, or if we experience issues with the transition from our current systems, we may be unable to timely or accurately prepare financial reports, or invoice and collect from our customers.
In fiscal year 2017, we began the process of implementing a new enterprise resource planning (“ERP”) system and other accounting systems, including a new revenue reporting system in advance of the adoption of ASC 606 in fiscal year 2019.  These systems are critical for accurately maintaining books and records and preparing our financial statements. We have completed implementation and transitioned to our new ERP system and intend to transition our revenue and other accounting systems during our current fiscal year 2018. While we have and will continue to invest significant amounts, including for additional personnel and third-party consultants, to implement these systems, we cannot assure you that the implementation will be successful or that we will not experience difficulties following the transition. Any delay or error in the implementation or transition could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, file our quarterly or annual reports with the SEC, and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Even if we are able to complete the implementation, data integrity problems or other issues may subsequently be discovered which, if not corrected, could impact our business, reputation, or results of operations. If we encounter unforeseen difficulties, there will be additional demands on our management team and our business, operations and results of operations could be adversely affected.
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
Our customers are P&C insurers which have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, and fires. Global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In 2017, for example, parts of the United States suffered extensive damage due to multiple hurricanes and fires. We anticipate the combined effect of those losses on P&C insurers to be very large. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenues as such events may cause customers to postpone purchases of new offerings and professional service engagements or to discontinue existing projects.
Our sales and implementation cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenues.
The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, and often involves a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size of an initial license until very late in the sales cycle. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize license revenues until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational, or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties, costs and/or additional resource commitments, which would adversely affect our business and results of operations.
The implementation and testing of our products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ and third-parties’ systems, as well as adding customer and third-party data to our platform. This can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our products. Failing to meet the expectations of our customers for the implementation of our products could result in a loss of customers and negative publicity about us and our products and services. Such failure could result from deficiencies in our product capabilities or inadequate service engagements by us, our system integrator partners or our customers’ IT employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales or upon renewal of existing licenses, and a customer’s refusal to pay their contractually-obligated license, maintenance, or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
If we are unable to continue the successful development of our global direct sales force and the expansion of our relationships with our strategic partners, sales of our products and services will suffer and our growth could be slower than we project.
We believe that our future growth will depend on the continued recruiting, retention, and training of our global direct sales force and their ability to obtain new customers, both large and small P&C insurers, and to manage our existing customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training, and retaining a sufficient number of global direct sales personnel. New hires require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive global direct sales personnel, sales of our products and services will suffer and our growth will be impeded.
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
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions, or renewals of existing agreements, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have been required to, and may continue to be required to, reduce the average selling price or increase the average cost of our products in response to these pressures. If we are unable to avoid reducing our average selling prices or increasing our average costs, our results of operations could be harmed.
Failure of any of our established products or services to satisfy customer demands or to maintain market acceptance would harm our business, results of operations, financial condition and growth prospects.
We derive a significant majority of our revenues and cash flows from our established product offerings, including InsuranceSuite, Insurance Now, and our Digital and Data Products. We expect to continue to derive a substantial portion of our revenues from these sources. As such, continued market acceptance of these products is critical to our growth and success. Demand for our products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our products, the timing of development and release of new products by us and our competitors, technological advances which reduce the appeal of our products, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our products, our business, results of operations, financial condition, and growth prospects may be adversely affected.
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
Our success depends on our continued ability to develop, introduce, and market new and enhanced versions of our products to meet evolving customer requirements. Because some of our products are complex and require rigorous testing, development cycles can be lengthy, taking us multiple years to develop and introduce new products or provide updates to our existing products. Additionally, market conditions may dictate that we change the technology platform underlying our existing products or that new products be developed on different technology platforms, potentially adding material time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses.
If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. It is critical to our success for us to anticipate changes in technology, industry standards, and customer requirements and to successfully introduce new, enhanced, and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to increase investments in research and development to meet these challenges. Revenues may not be sufficient to support the future product development that is required for us to remain competitive. If we fail to develop products in a timely manner that are competitive in technology and price or develop products that fail to meet customer demands, our market share will decline and our business and results of operations could be harmed.
Real or perceived errors or failures in our products or implementation services may affect our reputation, cause us to lose customers and reduce sales which may harm our business and results of operations and subject us to liability for breach of warranty claims.
Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Despite testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our product offerings after their introduction.
We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements by us, our system integrator partners, or our customers’ IT employees, the latter two of which are beyond our direct control. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated license, maintenance, or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
The license and support of our software creates the risk of significant liability claims against us. Our license and subscription agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state, and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations and financial condition.
Failure to protect our intellectual property could substantially harm our business and results of operations.
Our success depends in part on our ability to enforce and defend our intellectual property rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license agreements and other contractual provisions, to do so.
We have filed, and may in the future file, patent applications related to certain of our innovations. We do not know whether those patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our patents and other intellectual property. Our existing patents and any patents granted to us or that we otherwise acquire in the future, may be contested, circumvented, or invalidated, and we may not be able to prevent third parties from infringing these patents. Therefore, the extent of the protection afforded by these patents cannot be predicted with certainty. In addition, given the costs, effort, risks, and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business.
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
We attempt to protect our intellectual property, technology, and confidential information by generally requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements, all of which offer only limited protection. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our confidential information, intellectual property, and technology, unauthorized third parties may gain access to our confidential proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, any of which could materially harm our business and results of operations. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Existing U.S. federal, state, and international intellectual property laws offer only limited protection. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as governmental agencies and private parties in the United States. Moreover, policing our intellectual property rights is difficult, costly, and may not always be effective.
From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, reputation, results of operations, and financial condition. If we are unable to protect our technology and to adequately maintain and protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create the innovative products that have enabled us to be successful to date.
We may be obligated to disclose our proprietary source code to our customers, which may limit our ability to protect our intellectual property and could reduce the renewals of our support and maintenance services.
Our software license agreements typically contain provisions permitting the customer to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for our applicable products in escrow with a third party. Under these escrow agreements, the source code to the applicable product may be released to the customer, typically for its use to maintain, modify, and enhance the product, upon the occurrence of specified events, such as our filing for bankruptcy, discontinuance of our maintenance services and breaching our representations, warranties, or covenants of our agreements with our customers. Additionally, in some cases, customers have the right to request access to our source code upon demand. Some of our customers have obtained the source code for certain of our products by exercising this right, and others may do so in the future.
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
We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to many of the restrictions in an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on hundreds of software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including objectionable open source software in the technologies and software code that they design, write, and modify, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated such open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.
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
If we or our system integration providers do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology investments and data, our customers may depend on our technical support services and/or the support of system integrators or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to increase our penetration with larger customers, a key group for the growth of our revenues and profitability. In addition, as we further expand our products to include a cloud-based offering, our professional services and support organization will face new challenges, including hiring, training, and integrating a large number of new professional services personnel with experience in delivering high-quality support for cloud-based offerings. Alleviating any of these problems could require significant capital expenditures which could adversely affect our growth prospects. Further, as we continue to rely on system integrators to provide deployment and on-going services, our ability to ensure a high level of quality in addressing customer issues is diminished. Our failure to maintain high-quality implementation and support services, or to ensure that system integrators provide the same, could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly those on our management team, including Marcus Ryu, one of our co-founders and our current president and chief executive officer, and our sales and marketing personnel, professional services personnel, and software engineers. Our inability to attract and retain qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations, and financial condition. U.S. immigration policy is currently being reviewed by the federal government, which may or may not result in significant changes and could hamper our efforts to hire highly skilled foreign employees. If future changes to U.S. immigration policy restrict our access to highly specialized engineers, our business would be adversely impacted.
Any one of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team could significantly delay or prevent us from achieving our business and/or development objectives, and could materially harm our business.
We face competition for qualified individuals from numerous software and other technology companies. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, though we also face significant competition in all of our domestic and foreign development centers. Further, significant amounts of time and resources are required to train technical, sales, services, and other personnel. We may incur significant costs to attract, train, and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them.
Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, or we may be required to pay increased compensation in order to do so.
Our ability to expand geographically depends, in large part, on our ability to attract, retain, and integrate managers to lead the local business and employees with the appropriate skills. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our reputation could suffer and our ability to attract new clients may be harmed.
Because of the technical nature of our products and services and the dynamic market in which we compete, any failure to attract, integrate, and retain qualified direct sales, professional services, and product development personnel, as well as our contract workers, could harm our ability to generate sales or successfully develop new products, customer and consulting services, and enhancements of existing products.

Failure to manage our expanding operations effectively could harm our business.
We have experienced consistent growth and expect to continue to expand our operations, among other factors, in the number of employees and in the locations and scope of our international operations. This expansion has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. For example, in fiscal 2018, we have implemented a new enterprise resource planning system and are implementing related revenue recognition modules. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products. If we increase the size of our organization without experiencing an increase in sales of our products and services, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations and related system implementations, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy.
Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.
We sell our products and services to customers located outside the United States and Canada, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2017, 2016, and 2015, $162.1 million, $148.8 million, and $134.6 million of our revenues, respectively, were derived from outside of the United States and Canada. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;

•	unique terms and conditions in contract negotiations imposed by customers in foreign countries;

•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•	the need to localize our products and licensing and subscription programs for international customers;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens and costs of complying with a wide variety of foreign laws and legal standards;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;

•	compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;

•	import and export license requirements, tariffs, taxes, and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	weaker protection of intellectual property rights in some countries;

•	multiple and possibly overlapping tax regimes;

•	government sanctions that may interfere with our ability to sell into particular countries, such as Russia; and

•	political, social, and economic instability abroad, terrorist attacks, and security concerns in general.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these risks could harm our international operations and reduce our international sales, adversely affecting our business, results of operations, financial condition, and growth prospects.
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
Changes to laws or regulations affecting privacy could impose additional costs and liabilities on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our product solutions and reduce overall demand.
Furthermore, concerns regarding data privacy and/or security may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our product solutions effectively. Even the perception that the privacy and/or security of personal information is not satisfactorily managed, or does not meet applicable legal, regulatory, and other requirements, could inhibit sales of our products or services, and could limit adoption of our solutions, resulting in a negative impact on our sales and results from operations.
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
We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws including impacts of the recently enacted Tax Cuts and Jobs Act, the consequences of which have not yet been fully determined. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.
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

Date:	March 6, 2018	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Richard Hart
Richard Hart
Chief Financial Officer (Principal Financial and Accounting Officer)