Form 10-Q
period 2018-04-30
Guidewire Software, Inc.
filed 2018-06-06
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On May 31, 2018, the registrant had 80,263,759 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2018	July 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$476,101	$263,176
Short-term investments	518,151	310,027
Accounts receivable	101,146	79,433
Prepaid expenses and other current assets	31,229	26,604
Total current assets	1,126,627	679,240
Long-term investments	164,206	114,585
Property and equipment, net	15,929	14,376
Intangible assets, net	103,001	71,315
Deferred tax assets, net	58,597	37,430
Goodwill	342,469	141,851
Other assets	21,704	20,104
TOTAL ASSETS	$1,832,533	$1,078,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,357	$13,416
Accrued employee compensation	43,427	48,882
Deferred revenues, current	113,894	91,243
Other current liabilities	12,016	10,075
Total current liabilities	188,694	163,616
Convertible senior notes, net	302,184	—
Deferred revenues, non-current	20,667	19,892
Other liabilities	1,121	2,112
Total liabilities	512,666	185,620
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,276,379	830,014
Accumulated other comprehensive loss	(6,598)	(5,796)
Retained earnings	50,078	69,055
Total stockholders’ equity	1,319,867	893,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,832,533	$1,078,901
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Revenues:
License and other	$50,359	$58,971	$164,673	$161,767
Maintenance	18,749	16,858	56,789	49,972
Services	71,361	47,607	190,966	121,445
Total revenues	140,469	123,436	412,428	333,184
Cost of revenues:
License and other	9,742	5,208	25,497	10,419
Maintenance	3,828	3,480	10,888	9,884
Services	60,751	42,780	168,599	113,995
Total cost of revenues	74,321	51,468	204,984	134,298
Gross profit:
License and other	40,617	53,763	139,176	151,348
Maintenance	14,921	13,378	45,901	40,088
Services	10,610	4,827	22,367	7,450
Total gross profit	66,148	71,968	207,444	198,886
Operating expenses:
Research and development	46,787	34,090	126,155	94,865
Sales and marketing	30,378	28,788	85,949	77,808
General and administrative	18,170	13,429	57,907	40,649
Total operating expenses	95,335	76,307	270,011	213,322
Loss from operations	(29,187)	(4,339)	(62,567)	(14,436)
Interest income	3,762	1,400	7,247	4,286
Interest expense	(2,228)	(6)	(2,239)	(6)
Other income (expense), net	(356)	11	1,040	(335)
Loss before income taxes	(28,009)	(2,934)	(56,519)	(10,491)
Provision for (benefit from) income taxes	20,613	(1,115)	46,572	(4,788)
Net loss	$(48,622)	$(1,819)	$(103,091)	$(5,703)
Net loss per share:
Basic	$(0.62)	$(0.02)	$(1.32)	$(0.08)
Diluted	$(0.62)	$(0.02)	$(1.32)	$(0.08)
Shares used in computing net loss per share:
Basic	78,777,484	74,175,603	78,246,146	73,731,132
Diluted	78,777,484	74,175,603	78,246,146	73,731,132

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net loss	$(48,622)	$(1,819)	$(103,091)	$(5,703)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,522)	183	(94)	(654)
Unrealized (losses) gains on available-for-sale securities, net of tax benefit of $124 and $14 for the three months ended April 30, 2018 and 2017, respectively; $291 and $289 for the nine months ended April 30, 2018 and 2017, respectively	(198)	49	(623)	(352)
Reclassification adjustment for realized gains included in net loss	(100)	(60)	(85)	(119)
Other comprehensive income (loss)	(1,820)	172	(802)	(1,125)
Comprehensive loss	$(50,442)	$(1,647)	$(103,893)	$(6,828)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,091)	$(5,703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,117	12,208
Amortization of debt discount and issuance costs	1,568	—
Stock-based compensation	68,494	53,661
Excess tax benefit from stock-based compensation	—	962
Deferred income tax	43,421	(6,779)
Amortization of premium on available-for-sale securities, and other non-cash items	(34)	1,201
Changes in operating assets and liabilities:
Accounts receivable	(16,809)	(25,745)
Prepaid expenses and other assets	(1,972)	(7,172)
Accounts payable	4,569	546
Accrued employee compensation	(7,237)	(3,589)
Other liabilities	886	(1,085)
Deferred revenues	20,703	33,032
Net cash provided by operating activities	36,615	51,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(535,310)	(343,761)
Sales of available-for-sale securities	276,686	442,830
Purchases of property and equipment	(4,710)	(3,236)
Capitalized software development costs	(1,850)	(374)
Strategic investment	—	(4,677)
Acquisitions of business, net of acquired cash	(130,058)	(187,590)
Net cash used in investing activities	(395,242)	(96,808)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	387,239	—
Proceeds from issuance of common stock, net of issuance costs	220,948	—
Purchase of capped calls	(37,200)	—
Proceeds from issuance of common stock upon exercise of stock options	1,055	3,419
Excess tax benefit (shortfall) from exercise of stock options and vesting of restricted stock units	—	(962)
Net cash provided by financing activities	572,042	2,457
Effect of foreign exchange rate changes on cash and cash equivalents	(490)	(602)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	212,925	(43,416)
CASH AND CASH EQUIVALENTS—Beginning of period	263,176	223,582
CASH AND CASH EQUIVALENTS—End of period	$476,101	$180,166
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$3,786	$2,487
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$823	$569

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

Public Offerings

In March 2018, the Company closed a public offering of 2,628,571 shares of its common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock from the Company. The public offering price of the shares sold in the offering was $87.50 per share. No shares were sold by the Company’s stockholders in this public offering. Concurrently, the Company offered and sold $400.0 million aggregate principal amount of its 1.250% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”), including the underwriters’ exercise in full of their option to purchase additional Convertible Senior Notes. Net of offering expenses and underwriting discounts (“issuance costs”), the Company received net proceeds of approximately $220.9 million related to the common stock offering and $387.2 million related to the convertible note offering.
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
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include, but are not limited to, revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, convertible senior notes fair value, valuation of goodwill and intangible assets, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates.
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
No customer individually accounted for 10% or more of the Company’s revenues for the three and nine months ended April 30, 2018 and nine months ended April 30, 2017. One customer individually accounted for 10% or more of the Company’s revenues for the three months ended April 30, 2017. No customer individually accounted for 10% or more of the Company’s total accounts receivable as of April 30, 2018. As of July 31, 2017, one customer individually accounted for 11% of the Company’s total accounts receivable.
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

The effective tax rate in any given financial statement period may differ materially from the statutory rate. These differences may be caused by changes in tax regulations and resulting changes in the deferred tax valuation allowance, changes in the mix and level of income or losses, changes in the expected outcome of tax audits, as well as permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, certain non-deductible expenses including executive compensation, and acquisition-related expenses.

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

Software Development Costs

For qualifying costs incurred for computer software developed for internal use, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. These capitalized costs are amortized to expense over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s consolidated statements of operations. Capitalized software development costs are recorded in property and equipment on the Company’s condensed consolidated balance sheet.
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
Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of 1.250% Convertible Senior Notes due 2025. The Company accounts for the issued Convertible Senior Notes as separate liability and equity components. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The equity component of the Convertible Senior Notes is recorded at its initial fair value and will not be remeasured as long as it continues to meet the requirements for equity classification. The equity component is net of issuance costs and recorded in additional paid in capital.
Recently Adopted Accounting Pronouncements

Share-Based Payment Accounting (Topic 718): Improvements on Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU No. 2016-09 on August 1, 2017. For the three and nine months ended April 30, 2018, the provision for income taxes included tax benefits of $2.9 million and $8.0 million, respectively, in tax effects related to settled stock-based awards.
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

Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825) (“ASU 2016-01”), which impacts certain aspects of recognition, measurement, and presentation and disclosure of financial instruments. Under ASU 2016-01, unconsolidated non-equity method investments shall be measured at fair value. If such investments do not have a readily determinable fair value, an election may be made to measure them at cost after considering observable price changes for similar instruments. The standard will be effective for the Company beginning August 1, 2018. The Company is currently evaluating the impact this update will have on its strategic equity investment in a privately-held company.

Other recent accounting pronouncements that are or will be applicable to the Company did not, or are not expected to, have a material impact on the Company's present or future financial statements.

2.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following:

	April 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government agency securities	$22,521	$—	$(43)	$22,478
Commercial paper	506,732	8	(212)	506,528
Corporate bonds	351,653	44	(955)	350,742
U.S. Government bonds	72,276	—	(118)	72,158
Foreign government bonds	1,764	3	—	1,767
Certificates of deposit	83,952	53	(23)	83,982
Money market funds	66,363	—	—	66,363
Total	$1,105,261	$108	$(1,351)	$1,104,018

	July 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government agency securities	$22,662	$—	$(66)	$22,596
Commercial paper	147,371	2	(34)	147,339
Corporate bonds	258,334	157	(146)	258,345
U.S. Government bonds	67,164	—	(185)	66,979
Foreign government bonds	—	—	—	—
Certificate of deposit	27,498	29	—	27,527
Money market funds	96,313	—	—	96,313
Total	$619,342	$188	$(431)	$619,099
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in an unrealized loss position:

	April 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Government agency securities	$7,937	$(17)	$14,541	$(25)	$22,478	$(42)
Commercial paper	167,316	(212)	—	—	167,316	(212)
Corporate bonds	275,769	(916)	21,225	(40)	296,994	(956)
U.S. Government bonds	47,277	(15)	24,881	(103)	72,158	(118)
Foreign government bonds	764	—	—	—	764	—
Certificate of deposit	24,708	(23)	—	—	24,708	(23)
Total	$523,771	$(1,183)	$60,647	$(168)	$584,418	$(1,351)

As of April 30, 2018, the Company had 194 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at April 30, 2018 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value:

	April 30, 2018
	Less Than 12 Months	12 to 24 Months	Total
	(in thousands)
U.S. Government agency securities	$15,540	$6,938	$22,478
Commercial paper	506,528	—	506,528
Corporate bonds	211,737	139,005	350,742
U.S. Government bonds	72,158	—	72,158
Foreign government bonds	1,003	764	1,767
Money market funds	66,363	—	66,363
Certificates of deposit	66,483	17,499	83,982
Total	$939,812	$164,206	$1,104,018

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value on a recurring basis, by level within the fair value hierarchy:

	April 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Commercial paper	—	341,829	—	341,829
Money market funds	66,363	—	—	66,363
U.S. Government bonds	—	9,969	—	9,969
Certificates of deposit	—	3,500	—	3,500
Short-term investments:
U.S. Government agency securities	—	15,540	—	15,540
Commercial paper	—	164,699	—	164,699
U.S. Government bonds	—	62,189	—	62,189
Foreign government bonds		1,003		1,003
Corporate bonds	—	211,736	—	211,736
Certificates of deposit	—	62,984	—	62,984
Long-term investments:
U.S. Government agency securities	—	6,938	—	6,938
Certificates of deposit	—	17,498	—	17,498
Corporate bonds	—	139,006	—	139,006
U.S. Government bonds	—	—	—	—
Foreign government bonds	—	764	—	764
Total	$66,363	$1,037,655	$—	$1,104,018

	July 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Commercial paper	—	98,174	—	98,174
Money market funds	96,313	—	—	96,313
U.S. Government bonds	—	—	—	—
Certificates of deposit	—	—	—	—
Short-term investments:
U.S. Government agency securities	—	20,583	—	20,583
Commercial paper	—	49,165	—	49,165
U.S. Government bonds	—	47,105	—	47,105
Foreign government bonds	—	—	—	—
Corporate bonds	—	170,654	—	170,654
Certificate of deposit	—	22,520	—	22,520
Long-term investments:
U.S. Government agency securities	—	2,013	—	2,013
Certificate of deposit	—	5,007	—	5,007
Corporate bonds	—	87,691	—	87,691
U.S. Government bonds	—	19,874	—	19,874
Foreign government bonds	—	—	—	—
Total	$96,313	$522,786	$—	$619,099

Convertible Senior Notes

The carrying value of the Convertible Senior Notes was $310.5 million before consideration of issuance costs, which approximates their fair value at April 30, 2018. In accounting for the issuance of the notes, the Company separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes as a whole.

The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level 2). The Company carries the Convertible Senior Notes at face value less unamortized debt discount and issuance costs on its consolidated balance sheet, and presents the fair value for required disclosure purposes only. For further information on the Convertible Senior Notes see Note 6.

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

As part of the acquisition, the Company assumed certain Cyence compensation agreements, consisting of RSAs, stock options, and cash compensation, with an estimated fair value of $37.6 million. Based on the period earned prior to the acquisition date,

$18.2 million was allocated to the purchase price, and $19.4 million relating to post-acquisition services will be recorded as operating expenses over the remaining requisite service periods. RSAs were valued based on the November 1, 2017 grant date value, and the estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.

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

The allocation of purchase price is preliminary pending the final valuation of intangible and tangible assets acquired and liabilities assumed, certain acquired deferred tax assets and completion of certain statutory tax filing requirements and is therefore subject to potential future measurement period adjustments. The preliminary allocation of the purchase consideration is as follows:

	Preliminary Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$8,026
Developed technology	28,400	5
Customer contracts and related relationships	17,700	5
Order backlog	3,200	2
Trademarks	2,500	7
Goodwill	200,523
Total preliminary purchase consideration	$260,349
The goodwill of $200.5 million arising from the Cyence Acquisition consists largely of the acquired workforce and the opportunity to expand the Company’s customer base. The goodwill recognized is not expected to be deductible for income tax purposes.
For the three months ended April 30, 2018, total revenue and net loss attributable to Cyence was approximately $2.9 million and $8.5 million, respectively. For the nine months ended April 30, 2018, total revenue and net loss attributable to Cyence was approximately $5.0 million and $18.2 million, respectively. The Company incurred no acquisition-related costs for the three months ended April 30, 2018 and $5.2 million of total acquisition-related costs for the nine months ended April 30, 2018 that were recognized in general and administrative expenses.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations for the Company and Cyence for the three and nine months ended April 30, 2018 and 2017, after giving effect to the Cyence Acquisition as if it had occurred on August 1, 2016. The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information presented includes the business combination accounting effects resulting from the acquisition, including adjustments for the amortization of intangible assets, stock-based compensation, deferred revenue, and transaction costs on August 1, 2016 with a corresponding reduction of these amounts in the period originally recognized.
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
The unaudited pro forma financial information is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Pro forma revenue	$140,469	$125,494	$417,360	$340,560
Pro forma net loss	$(48,622)	$(9,454)	$(106,043)	$(31,710)
Pro forma net loss per share -- basic	$(0.62)	$(0.13)	$(1.36)	$(0.43)
Pro forma net loss per share -- diluted	$(0.62)	$(0.13)	$(1.36)	$(0.43)
The pro forma revenue and net loss reflects material, nonrecurring adjustments, such as transaction, transition and integration-related charges (including legal, accounting and other professional fees, and retention bonuses) that resulted from the acquisition.

ISCS Acquisition

On February 16, 2017, the Company completed its acquisition of ISCS, Inc., a privately-held company that provides a cloud-based, all-in-one system for policy administration, billing and claims management to P&C insurers (“ISCS Acquisition”). The purchase price of the ISCS Acquisition was approximately $160 million, subject to certain adjustments including a net working capital adjustment, which resulted in cash consideration paid of $154.9 million. The fair value of all assets acquired, and liabilities assumed was finalized in the fiscal quarter ended April 30, 2018. A portion of the consideration was placed into an escrow account as partial security to satisfy any potential claims, including the indemnification liability for state sales taxes. The ISCS Acquisition is intended to enhance the Company's ability to serve those P&C insurers that prefer a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality. Total acquisition costs of $1.1 million were expensed as incurred,and recorded as general and administrative expenses in the accompanying condensed consolidated statement of operations. The results of ISCS’ operations have been included in the Company’s results of operations since February 16, 2017, the acquisition date.

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

The ISCS Acquisition was accounted for as a business combination. As part of the purchase price allocation, the Company determined that ISCS’s separately identifiable intangible assets were developed technology, customer contracts and related relationships, and order backlog. The valuation method used was in accordance with the Company’s policy, practice, and experience as described above:

	Total Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$4,530
Developed technology	43,300	4
Customer contracts and related relationships	7,000	9
Order backlog	3,500	4
Deferred tax assets	171
Goodwill	96,431
Total purchase price	$154,932
The goodwill of $96.4 million arising from the ISCS Acquisition consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s customer base. The goodwill recognized is deductible for income tax purposes.
4. Balance Sheet Components
Property and Equipment, net
Property and equipment consist of the following:

	April 30, 2018	July 31, 2017
	(in thousands)
Computer hardware	$24,349	$21,408
Purchased software	4,173	3,855
Capitalized software development costs	2,850	1,065
Furniture and fixtures	3,979	3,253
Leasehold improvements	9,489	8,251
Total property and equipment	44,840	37,832
(Less) accumulated depreciation	(28,911)	(23,456)
Property and equipment, net	$15,929	$14,376
As of April 30, 2018 and July 31, 2017, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of software development costs, was $2.0 million and $1.6 million for the three months ended April 30, 2018 and 2017, respectively; and was $5.7 million and $4.9 million for the nine months ended April 30, 2018 and 2017, respectively.
During the third fiscal quarter of 2017, the Company began to capitalize software development costs for technology applications that the Company will offer solely as cloud-based subscriptions. The amounts capitalized as of April 30, 2018 and July 31, 2017 were $2.9 million and $1.1 million, respectively, and primarily comprised compensation and related headcount costs for employees who were directly associated with the software development projects. During the fiscal quarter ended April 30, 2018, we continued to amortize the Company’s technologies that were ready for their intended use. The Company recognized approximately $0.2 million and $0.3 million in amortization expense in cost of revenues, license and other on the accompanying condensed consolidated statements of operations during the three and nine months ended April 30, 2018. There was no such amortization during the three and nine months ended April 30, 2017.
Other Assets
The Company’s other assets of $21.7 million and $20.1 million at April 30, 2018 and at July 31, 2017, respectively, include a strategic equity investment in a privately-held company of $10.7 million, which was accounted for using the cost method of accounting. Strategic investments are non-marketable equity securities, in which the Company does not have a controlling interest or the ability to exert significant influence. These investments do not have a readily determinable market value. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than temporary impairments, certain distributions, and additional investments. Accordingly, if the Company were to disclose the fair value of the investment, the fair value measurement would be Level 3 in the valuation hierarchy. The Company assesses the investment for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

As of April 30, 2018 and July 31, 2017, there were no indicators that the investment with carrying value of $10.7 million was impaired.
Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the period presented:

(in thousands)
Goodwill, July 31, 2017	$141,851
Acquisition - Cyence	200,523
Changes in carrying value	95
Goodwill, April 30, 2018	$342,469
The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following:

	April 30, 2018			July 31, 2017
	(in thousands)
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Acquired technology	$93,600	$29,205	$64,395	$65,200	$14,710	$50,490
Customer contracts and related relationships	35,700	5,150	30,550	18,000	1,683	16,317
Partner relationships	200	46	154	200	30	170
Trademarks	2,500	179	2,321	—	—	—
Order backlog	8,700	3,119	5,581	5,500	1,162	4,338
Total amortized intangible assets	$140,700	$37,699	$103,001	$88,900	$17,585	$71,315
Amortization expense was $7.6 million and $4.2 million for the three months ended April 30, 2018 and 2017, respectively, and was $20.1 million and $7.3 million for the nine months ended April 30, 2018 and 2017, respectively. The estimated aggregate amortization expense for existing intangible assets as of April 30, 2018, based on their current useful lives, is estimated as follows:

Future Amortization
(in thousands)
Fiscal year ending July 31,
2018 (remainder of fiscal year)	$7,347
2019	29,112
2020	26,834
2021	19,965
2022	11,143
Thereafter	8,600
Total future amortization expense	$103,001
Accrued Employee Compensation

Accrued employee compensation expense consists of the following:

	April 30, 2018	July 31, 2017
	(in thousands)
Accrued bonuses	$21,132	$26,581
Accrued commission	1,718	5,228
Accrued vacation	12,966	10,873
Accrued salaries, payroll taxes and benefits	7,611	6,200
Total accrued employee compensation	$43,427	$48,882
Deferred Revenues
Deferred revenues, current and non-current, consist of the following:

	April 30, 2018	July 31, 2017
	(in thousands)
Deferred license and other revenues	$47,059	$23,727
Deferred maintenance revenues	44,945	47,727
Deferred services revenues	42,557	39,681
Total deferred revenues	$134,561	$111,135
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the nine months ended April 30, 2018 were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
	(in thousands)
Balance as of July 31, 2017	$(5,630)	$(166)	$(5,796)
Other comprehensive income (loss) before reclassification	(94)	(914)	(1,008)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	(85)	(85)
Tax effect	—	291	291
Balance as of April 30, 2018	$(5,724)	$(874)	$(6,598)

5. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(48,622)	$(1,819)	$(103,091)	$(5,703)
Net loss per share:
Basic	$(0.62)	$(0.02)	$(1.32)	$(0.08)
Diluted	$(0.62)	$(0.02)	$(1.32)	$(0.08)
Denominator:
Weighted average shares used in computing net loss per share:
Basic	78,777,484	74,175,603	78,246,146	73,731,132
Weighted average effect of dilutive stock options	—	—	—	—
Weighted average effect of dilutive restricted stock units	—	—	—	—
Diluted	78,777,484	74,175,603	78,246,146	73,731,132

The shares used in computing basic and diluted net loss per share includes 2,628,571 shares related to the March 2018 common stock offering.
The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Stock options to purchase common stock	615,421	895,743	605,951	978,734
Restricted stock units	3,220,916	2,906,840	3,265,584	3,050,091

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net loss per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three months ended April 30, 2018, the Company's weighted average common stock price was below the conversion price of the Convertible Senior Notes.

6. Convertible Senior Notes

In March 2018, the Company offered and sold $400.0 million aggregate principal amount of its 1.250% Convertible Senior Notes due 2025, including the underwriters’ exercise in full of their option to purchase an additional $40.0 million of the Convertible Senior Notes. The Convertible Senior Notes were issued in accordance with the First Supplemental Indenture (the “Supplemental Indenture”), dated March 13, 2018 (the “Base Indenture” and together with the Supplemental Indenture, the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The net proceeds from the issuance of the Convertible Senior Notes were $387.2 million, after deducting issuance costs.

The Convertible Senior Notes are unsecured obligations of the Company, and interest is payable semi-annually in arrears at a rate of 1.250% per year, on March 15 and September 15 of each year, beginning on September 15, 2018. The Convertible Senior Notes will mature on March 15, 2025 unless repurchased, redeemed, or converted prior to such date. Prior to the close of business on the business day immediately preceding October 15, 2024, the Convertible Senior Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after October 15, 2024, the Convertible Senior Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Senior Notes will have an initial conversion rate of 8.7912 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $113.75 per share of its common stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

The Company may redeem the Convertible Senior Notes, at its option, on or after March 20, 2022, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the 3 trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. No sinking fund is provided for the Notes. Upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Senior Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes, and equal in right of payment to any of its indebtedness that is not so subordinated. The Convertible Senior Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of its current or future subsidiaries.
In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes as a whole. The excess of the principal amount of the Convertible Senior Notes over its carrying amount is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. The equity component of the Convertible Senior Notes is recorded as the difference between the initial proceeds less the fair value of the liability component and will not be remeasured as long as it continues to meet the requirements for equity classification. The equity component is net of issuance costs and recorded as additional paid-in capital in stockholders' equity.

The net carrying value of the liability component of the Convertible Senior Notes was as follows (in thousands):

April 30, 2018
(in thousands)
Principal	$400,000
Less: unamortized debt discount and issuance costs	97,816
Net carrying amount	302,184

The net carrying value of the unamortized debt discount and issuance costs of the Convertible Senior Notes was as follows (in thousands):

April 30, 2018
(in thousands)
Proceeds allocated to the conversion option (debt discount)	$88,039
Issuance Costs	9,777
Net carrying amount	97,816

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands, except for percentages):

Three Months Ended April 30, 2018
(in thousands)
Contractual interest expense	$653
Amortization of debt discount	1,438
Amortization of debt issuance costs	130
Total	2,221
Effective interest rate of the liability component	5.53%

Capped Call

The Company paid $37.2 million to purchase capped calls with certain financial institutions pursuant to capped call confirmations (the “Capped Calls”). The Capped Calls have an initial strike price of $113.75 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $153.13 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 3.5 million shares of common stock. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, tender offer, and a nationalization, insolvency, or delisting involving the Company. Additionally, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including change in law, insolvency filing, and hedging disruptions. The Capped Calls were recorded as a reduction of the Company’s additional paid-in capital in the accompanying condensed consolidated balance sheets.

7.Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2017. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2017 for additional information regarding the Company’s contractual obligations.

Leases
The Company leases certain facilities and equipment under operating leases. Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over terms of the various leases, was $2.3 million and $1.8 million for the three months ended April 30, 2018 and 2017, respectively, and was $6.3 million and $5.0 million for the nine months ended April 30, 2018 and 2017, respectively.
In December 2017, the Company entered into a new lease agreement for its potential future headquarter facility. The lease term is expected to commence on December 1, 2018, for a period of 10.5 years. Total payments committed under the lease amount to $132.1 million. In connection with this lease agreement, the Company also entered into an irrevocable stand-by letter of credit to guarantee the $1.8 million security deposit.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of April 30, 2018 or July 31, 2017. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2018 or July 31, 2017. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

8.Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to Stock Awards and stock options is included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Total stock-based compensation	$23,820	$17,433	$68,469	$54,344
Net impact of capitalized stock-based compensation	19	(236)	25	(683)
Total stock-based compensation expense	$23,839	$17,197	$68,494	53,661

Stock-based compensation expense was charged to the following categories:
Cost of license and other revenues	$274	$90	$706	$231
Cost of maintenance revenues	462	416	1,398	1,265
Cost of services revenues	5,310	4,459	15,982	13,969
Research and development	7,236	4,508	19,845	13,625
Sales and marketing	4,527	3,992	13,768	12,498
General and administrative	6,030	3,732	16,795	12,073
Total stock-based compensation expense	$23,839	$17,197	$68,494	$53,661

As of April 30, 2018, total unamortized stock-based compensation cost for our options and Stock Awards were as follows:

	As of April 30, 2018
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock Options	$6,732	2.3
Stock Awards	172,830	2.4
	$179,562

Stock Awards

A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2017	2,634,085	$56.62	$190,076
Granted	1,714,276	$78.69
Released	(965,699)	$56.07	$76,291
Canceled	(192,365)	$62.72
Balance as of April 30, 2018	3,190,297	$68.26	$268,726
Expected to vest as of April 30, 2018	3,190,297	$68.26	$268,726

(1)
Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $84.62 and $72.16 on April 30, 2018 and July 31, 2017, respectively. Aggregate intrinsic value for released RSUs represents the total market value of released Stock Awards at date of release.

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

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2017	555,636	$22.17	4.0	$27,777
Granted	137,057
Exercised	(93,973)	$11.23		$6,430
Canceled	(1,970)
Balance as of April 30, 2018	596,750	$21.14	4.5	$37,883
Vested and expected to vest as of April 30, 2018	596,750	$21.14	4.5	$37,883
Exercisable as of April 30, 2018	468,280	$22.48	3.5	$29,099

(1)
Aggregate intrinsic value at each period end represents the difference between the Company's closing stock prices of $84.62 and $72.16 on April 30, 2018 and July 31, 2017, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs

The fair values of our TSR PSUs were estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Expected term (in years)	*	*	2.88	2.66-2.88
Risk-free interest rate	*	*	1.44%	0.89%-1.34%
Expected volatility of the Company	*	*	28.0%	30.2%-31.5%
Average expected volatility of the peer companies in the S&P Index	*	*	34.7%	36.9%-37.0%
Expected dividend yield	*	*	—%	—%
*There were no TSR PSUs granted during the three months ended April 30, 2018 and 2017.

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
Common Stock Reserved for Issuance
As of April 30, 2018 and July 31, 2017, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 80,259,688 and 75,007,625 shares of common stock were issued and outstanding, respectively. As of April 30, 2018 and July 31, 2017, the Company had reserved shares of common stock for future issuance as follows:

	April 30, 2018	July 31, 2017
Exercise of stock options to purchase common stock	596,750	555,636
Vesting of restricted stock awards	2,945,450	2,634,085
Shares available under stock plans	21,626,676	18,453,674
Total common stock reserved for issuance	25,168,876	21,643,395

9.Income Taxes
The Company recognized income tax expense of $20.6 million and a benefit of $1.1 million for the three months ended April 30, 2018 and 2017, respectively. The increase in tax expense for the three months ended April 30, 2018 compared to the same period a year ago was primarily due to the increase in permanent differences for non-deductible executive compensation and acquisition-related expenses offset by tax benefits related to research and development credits and excess tax benefits. The effective tax rate of (73.6)% for the three months ended April 30, 2018, differs from the statutory U.S. federal income tax rate of 26.9% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, certain non-deductible expenses including executive compensation, and acquisition-related expenses.
The Company recognized income tax expense of $46.6 million and income tax benefit of $4.8 million for the nine months ended April 30, 2018 and 2017, respectively. The increase in tax expense for the nine months ended April 30, 2018 compared to the same period a year ago was primarily due to the impact of the Tax Cuts and Jobs Act (“Tax Act”), including discrete tax expense of $34.0 million related to the remeasurement of net deferred tax assets offset by the discrete tax benefit of $5.4 million related to the release of valuation allowance against certain deferred tax assets that are more likely than not to be realized and the increase in permanent differences for non-deductible executive compensation and acquisition-related expenses and offset by tax benefits related to research and development credits and excess tax benefits. The effective tax rate of (82.4)% for the nine months ended April 30, 2018 differs from the statutory U.S. federal income tax rate of 26.9% mainly due to the impact from the Tax Act and permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, certain non-deductible expenses including executive compensation, and acquisition-related expenses.
During the three months ended April 30, 2018, the increase in unrecognized tax benefits from the beginning of the period was $4.2 million. Accordingly, as of April 30, 2018, the Company had unrecognized tax benefits of $6.6 million that, if recognized, would affect the Company’s effective tax rate.
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
10.Segment Information

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

The following table sets forth revenues by country and region based on the billing address of the customer:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
United States	$92,040	$80,239	$266,296	$191,594
Canada	10,065	12,359	36,718	41,208
Other Americas	6,415	3,869	14,575	12,965
Total Americas	108,520	96,467	317,589	245,767
United Kingdom	5,442	4,499	24,094	22,463
Other EMEA	11,625	10,344	28,803	28,094
Total EMEA	17,067	14,843	52,897	50,557
Total APAC	14,882	12,126	41,942	36,860
Total revenues	$140,469	$123,436	$412,428	$333,184
No country or region, other than those presented above, accounted for more than 10% of revenues during the three and nine months ended April 30, 2018 and 2017.
The following table sets forth the Company’s long-lived assets, including intangibles and goodwill, net by geographic region:

	April 30, 2018	July 31, 2017
	(in thousands)
Americas	$457,985	$224,667
EMEA	3,371	2,747
APAC	43	128
Total	$461,399	$227,542

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
Overview
We are a provider of software products and subscriptions for the global property and casualty (“P&C”) industry. Our software serves as a technology platform for P&C insurance primary carriers. Guidewire InsurancePlatformTM consists of applications to support core operations, data management and analytics, and digital engagement, and is connected to numerous data sources and third-party applications. Our applications are designed to work together to strengthen our customers’ ability to adapt and succeed in a rapidly changing market. Guidewire InsuranceSuite™ and Guidewire InsuranceNowTM provide core transactional systems of record supporting the entire insurance lifecycle, including product definition, distribution, underwriting, policy-holder services, and claims management. Guidewire InsuranceSuite is a highly configurable and scalable system primarily comprised of three applications (ClaimCenter, PolicyCenter and BillingCenter) that can be licensed separately or together and can be deployed on-premise or in the cloud. Guidewire InsuranceNow is a cloud-based system that offers policy, billing, and claims management functionality to insurers that prefer an all-in-one solution. Our data and analytics applications enable insurers to manage data more effectively, gain insights into their business, and underwrite new and evolving risks. Our digital engagement applications enable digital sales, omni-channel service and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. The applications and services of Guidewire InsurancePlatform can be deployed in the cloud or on-premise. To support P&C insurers globally, we have localized, and will continue to localize, our software for use in a variety of international regulatory, language, and currency environments.
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
Public Offerings

On March 13, 2018, we closed a public offering of 2,628,571 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of our common stock. The public offering price of the shares sold in the offering was $87.50 per share. Our stockholders did not sell any shares in this public offering. Concurrently, we offered and sold $400.0 million aggregate principal amount of our 1.250% Convertible Senior Notes due 2025, including the underwriters’ exercise in full of their option to purchase additional Convertible Senior Notes. Net of issuance costs, we received net proceeds of approximately $220.9 million related to the common stock offering and $387.2 million related to the convertible note offering.

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

	Four quarters ended
	April 30, 2018	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016
	(in thousands)
Term license and other revenues	$258,954	$272,328	$253,792	$258,322	$237,919	$220,494	$210,278	$208,430
Maintenance revenues	75,460	73,568	71,041	68,643	66,958	64,776	62,451	59,931
Total four-quarter recurring revenues	$334,414	$345,896	$324,833	$326,965	$304,877	$285,270	$272,729	$268,361
Operating Cash Flows and Capital Expenditures
We monitor our cash flows from operating activities and cash used for capital expenditures, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenues, which reflects the receipt of cash payment for products before they are recognized as revenues. Our operating cash flows are significantly impacted by the timing of invoicing and collections of accounts receivable, the size of annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a year over year basis. Cash provided by our operations was $36.6 million and $51.5 million for the nine months ended April 30, 2018 and 2017, respectively. Additionally, cash used for capital expenditures was $6.6 million and $3.6 million for the nine months ended April 30, 2018 and 2017, respectively. Our capital expenditures consisted of purchases of property and equipment, most of which was computer hardware, software, capitalized software development costs, and leasehold improvements. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources-Cash Flows.”
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our condensed consolidated financial statements, areas that have historically been significant include:

•	Revenue recognition policies;

•	Stock-based compensation;

•	Income taxes;

•	Business combinations; and

•	Long-lived assets, intangible assets, and goodwill impairment.
While we continue to evaluate our significant accounting policies to determine which ones involve the most judgment and complexity, there have been no changes to our significant accounting policies and estimates described in our Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes. During our first fiscal quarter of 2018, we elected to change our accounting policy to account for the forfeitures and tax effects from stock-based compensation awards as they occur. The change was applied on a modified retrospective basis with a net cumulative effect adjustment of $1.0 million recorded to our retained earnings balance as of August 1, 2017. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed on September 19, 2017 for a complete discussion of our critical accounting policies and estimates.

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

	Three Months Ended April 30,				Nine Months Ended April 30,
	2018	As a % of total revenues	2017	As a % of total revenues	2018	As a % of total revenues	2017	As a % of total revenues
	(in thousands)
Revenues:
License and other	$50,359	36%	$58,971	48%	$164,673	40%	$161,767	49%
Maintenance	18,749	13	16,858	14	56,789	14	49,972	15
Services	71,361	51	47,607	38	190,966	46	121,445	36
Total revenues	140,469	100	123,436	100	412,428	100	333,184	100
Cost of revenues:
License and other	9,742	7	5,208	4	25,497	6	10,419	3
Maintenance	3,828	3	3,480	3	10,888	3	9,884	3
Services	60,751	43	42,780	35	168,599	41	113,995	34
Total cost of revenues	74,321	53	51,468	42	204,984	50	134,298	40
Gross profit:
License and other	40,617	29	53,763	44	139,176	34	151,348	46
Maintenance	14,921	10	13,378	11	45,901	11	40,088	12
Services	10,610	8	4,827	3	22,367	5	7,450	2
Total gross profit	66,148	47	71,968	58	207,444	50	198,886	60
Operating expenses:
Research and development	46,787	33	34,090	27	126,155	30	94,865	29
Sales and marketing	30,378	22	28,788	23	85,949	21	77,808	23
General and administrative	18,170	13	13,429	11	57,907	14	40,649	12
Total operating expenses	95,335	68	76,307	61	270,011	65	213,322	64
Loss from operations	(29,187)	(21)	(4,339)	(3)	(62,567)	(15)	(14,436)	(4)
Interest income	3,762	3	1,400	1	7,247	2	4,286	1
Interest expense	(2,228)	(2)	(6)	—	(2,239)	(1)	(6)	—
Other income (expense), net	(356)	—	11	—	1,040	—	(335)	—
Loss before income taxes	(28,009)	(20)	(2,934)	(2)	(56,519)	(14)	(10,491)	(3)
Provision for (benefit from) income taxes	20,613	15	(1,115)	(1)	46,572	11	(4,788)	(1)
Net loss	$(48,622)	(35)%	$(1,819)	(1)%	$(103,091)	(25)%	$(5,703)	(2)%

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
Licenses and Other
A substantial majority of our license and other revenues consist of term license fees. We also recognize revenue from sales of subscriptions and perpetual licenses. Our term license revenues are primarily generated through annual license fees that recur during the term of the contract. Since fiscal year 2017, a substantial majority of our term licenses have been sold with a contract of a two-year committed term with optional annual renewals. Term license revenues are generally recognized upon the earlier of when payment is due or cash is received from our customers.
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

	Three Months Ended April 30,
	2018		2017
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$50,359	36%	$58,971	48%	$(8,612)	(15)%
Maintenance	18,749	13%	16,858	14%	1,891	11%
Services	71,361	51%	47,607	38%	23,754	50%
Total revenues	$140,469	100%	$123,436	100%	$17,033	14%

	Nine Months Ended April 30,
	2018		2017
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and other	$164,673	40%	$161,767	49%	$2,906	2%
Maintenance	56,789	14%	49,972	15%	6,817	14%
Services	190,966	46%	121,445	36%	69,521	57%
Total revenues	$412,428	100%	$333,184	100%	$79,244	24%

License and Other Revenues
License and other revenues decreased $8.6 million during the three months ended April 30, 2018 compared to the same period a year ago, primarily due to the timing of our term and perpetual orders and the receipt of annual license fees in advance of the invoice due dates.
License and other revenues increased $2.9 million during the nine months ended April 30, 2018 compared to the same period a year ago, primarily driven by additional software licenses and subscriptions to new and existing customers which were partially offset by the timing of invoicing and the receipt of license fees in advance of the invoice due dates.

Our license and other revenues are primarily comprised of term license revenues. Our reported license revenues in any given period may be positively impacted by early payments due in future periods and negatively impacted by early payments made in preceding periods. While term licenses remain our predominant licensing model, we anticipate subscriptions to grow as a percentage of annual sales in future periods. Due to the delayed and ratable recognition of subscription revenues, growth in subscription revenues will lag behind the growth of subscription sales and will impact the comparative growth of our reported revenues.

	Three Months Ended April 30,
	2018		2017
		% of License and other		% of License and other	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$44,649	89%	$58,023	98%	$(13,374)	(23)%
Perpetual	5,710	11%	948	2%	4,762	502%
Total license and other revenues	$50,359	100%	$58,971	100%	$(8,612)	(15)%

	Nine Months Ended April 30,
	2018		2017
		% of License and other		% of License and other	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
License and other revenues:
Term and other	$156,023	95%	$155,391	96%	$632	—%
Perpetual	8,650	5%	6,376	4%	2,274	36%
Total license and other revenues	$164,673	100%	$161,767	100%	$2,906	2%

Term license and other revenues decreased by $13.4 million during the three months ended April 30, 2018 compared to the year ago period, primarily attributable to: (i) the timing of revenue recognition associated with the first annual license fee from an existing Tier 1 customer recognized in the third quarter of fiscal 2017, whereas, the second annual license fee is expected in the fourth quarter of the current fiscal year, and (ii) a net decrease of $4.4 million due to the effect of license fees received in advance of the invoice due dates. These decreases were partially offset by additional software licenses and subscriptions to new and existing customers.

Term license and other revenues increased by $0.6 million during the nine months ended April 30, 2018, compared to the same period a year ago, primarily attributable to the net increase in revenues from new and existing customer engagements, mostly offset by: (i) the timing of revenue recognition associated with the first annual license fee from an existing Tier 1 customer recognized in the third quarter of fiscal 2017, whereas, the second annual license fee is expected in the fourth quarter of the current fiscal year, and (ii) a net decrease of $5.9 million due to the effect of license fees received in advance of the invoice due dates.

Perpetual license revenues accounted for approximately 11% and 2% of total license and other revenue during the three months ended April 30, 2018 and 2017, respectively, and 5% and 4% during the nine months ended April 30, 2018 and 2017. We anticipate that revenues from the sale and delivery of perpetual licenses will continue to represent a small percentage of our total license and other revenues. Nevertheless, we expect perpetual license revenues to remain volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Additionally, our license revenues may fluctuate based on the timing of large orders or if our customers pay their annual license fees in advance of the invoice due date either of which may cause an unexpected increase in revenues in one quarter which can reduce revenue growth rates in future periods. Finally, we anticipate that the small amount of our license and other revenues derived from cloud-delivered software services will increase over time. As a result of the delayed and ratable nature of subscription revenues, near-term revenue growth rates will be negatively impacted as compared to growing term license or perpetual revenue.

Maintenance Revenues
The increase in our maintenance revenues reflects our growing term and perpetual license customer base. Subscription arrangements include maintenance as part of the subscription service and are not priced or reported separately. As a result, an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenues.

Services Revenues
Services revenues increased $23.8 million and $69.5 million during the three and nine months ended April 30, 2018, primarily as a result of a net increase in billings from new and existing customer engagements performed during the period and, billings associated with engagements relating to the implementation of previously acquired products, such as InsuranceNow.
Historically, we have relied on our network of third-party SI partners to facilitate new sales and implementations of our products. We believe this model will continue to serve us well and we intend, in the future, to continue to expand our network of SI partners and the number of trained consultants with whom we work.
While not essential to the functionality of the service, for a period of time implementations of InsuranceNow or InsuranceSuite Cloud will require significantly greater levels of participation by our services professionals than is currently necessary for on-premise versions of our products.  With respect to InsuranceSuite Cloud, our obligation to manage the platform in production requires us to have a much greater familiarity with its configuration and integrations. As a result, we intend to control implementation work until effective processes have been established to reduce any risk we face in managing a production environment for a system we have not implemented. At the time of acquisition, ISCS had few third-party resources to assist with implementations of InsuranceNow. While we are actively qualifying and training consultants from existing and new partners to assist with such implementations, we have taken, and for the foreseeable future we expect to take, primary responsibility for InsuranceNow implementations.
As we gain experience with the deployment and maintenance of cloud solutions, we intend to leverage our SI partners more effectively and replicate more closely our current division of labor applicable with on-premise implementations. During this period, however, we anticipate higher levels of growth for our service revenues.
We also expect modestly higher levels of variability in our service revenues. As we continue to expand into new markets and new product categories, we have, and we expect to, enter into contracts that may require us to delay the recognition of service revenues and associated costs until we are able to meet certain contractual obligations, including customer acceptance criteria or the delivery of new products.  This has in the past, and may in the future, result in volatility in our reported services revenues and cost of revenues.

Deferred Revenues

	As of
	April 30, 2018	July 31, 2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Deferred revenues:
Deferred license and other revenues	$47,059	$23,727	$23,332	98%
Deferred maintenance revenues	44,945	47,727	(2,782)	(6)%
Deferred services revenues	42,557	39,681	2,876	7%
Total deferred revenues	$134,561	$111,135	$23,426	21%

Deferred License and Other Revenues
The $23.3 million increase in deferred license and other revenues was primarily a result of the combined effect of net increases in term license billings related to new and existing contracts which will be recognized when all revenue recognition criteria are met as well as increases in deferrals associated with subscription contracts that are recognized on a ratable basis.
Deferred Maintenance Revenues
The $2.8 million decrease in deferred maintenance revenues compared to the prior fiscal year end was primarily driven by the timing of the recognition of revenues in excess of new billings during the nine months ended April 30, 2018, and reflects the seasonal nature of our billings of maintenance revenues. Additionally, subscription arrangements include maintenance as part of the subscription service and are not priced or reported separately. As a result, an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenues and may impact the growth in deferred maintenance revenues.
Deferred Services Revenues
The $2.9 million increase in deferred services revenues was primarily driven by increased services billings mainly composed of ongoing InsuranceNow implementations related to acquired contracts which are being deferred until go-live, partially offset by net recognition in previously deferred billings.
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
Our cost of license and other revenues primarily consists of headcount and related employee costs for our Guidewire Production Services personnel, cloud infrastructure costs, amortization of our acquired intangible assets, and royalty fees paid to third parties. Our cost of maintenance revenues consists of headcount and related employee costs for our technical support team. Our cost of services revenues primarily consists of headcount and related employee costs for our professional service employees and contractors, travel-related costs, and allocated overhead. In the instances we serve as a prime contractor, subcontractor fees are expensed as cost of service. In each case, personnel costs include stock-based compensation and allocated overhead.
We allocate overhead such as IT support, information security, facility, and other administrative costs to all functional departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each functional operating expense.

Cost of Revenues:

	Three Months Ended April 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$9,742	$5,208	$4,534	87%
Maintenance	3,828	3,480	348	10%
Services	60,751	42,780	17,971	42%
Total cost of revenues	$74,321	$51,468	$22,853	44%

Includes stock-based compensation of:
Cost of license and other revenues	$274	$90	$184
Cost of maintenance revenues	462	416	46
Cost of services revenues	5,310	4,459	851
Total	$6,046	$4,965	$1,081

	Nine Months Ended April 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and other	$25,497	$10,419	$15,078	145%
Maintenance	10,888	9,884	1,004	10%
Services	168,599	113,995	54,604	48%
Total cost of revenues	$204,984	$134,298	$70,686	53%

Includes stock-based compensation of:
Cost of license and other revenues	$706	$231	$475
Cost of maintenance revenues	1,398	1,265	133
Cost of services revenues	15,982	13,969	2,013
Total	$18,086	$15,465	$2,621

The $22.9 million increase in cost of revenues during the three months ended April 30, 2018, compared to the same period a year ago, was primarily attributable to increases in the cost of service revenues of $18.0 million, and to a lesser extent, increases in our costs of license and other revenues of $4.5 million.
The increase in our cost of license and other revenues was primarily attributable to increases of $2.0 million in headcount related expenses to, and cloud infrastructure costs incurred in order to, support the growth of our Guidewire Production Services and cloud operations, and to a lesser extent, increase related to the amortization of acquired intangibles of $1.9 million. We anticipate higher cost of license and other revenues as we continue to invest in our cloud operations.
Cost of maintenance revenues grew modestly primarily due to the increase in staff required to support our term and perpetual license customers in line with our term and perpetual license sales activities.
Our cost of services revenues increased in line with the net increase in billings from new and existing customer engagements performed during the period. This included billings associated with engagements relating to the implementation of previously acquired products such as InsuranceNow, which in aggregate resulted in increases in headcount related expenses of $13.7 million and increases in expenses for billable third-party consultants and sub-contractors of $4.9 million.
We had 818 professional service employees and 116 technical support and licensing operations employees at April 30, 2018 compared to 719 professional services employees and 83 technical support and licensing operations employees at April 30, 2017.
The $70.7 million increase in cost of revenues during the nine months ended April 30, 2018, compared to the same period a year ago, was primarily attributable to increases in our cost of service revenues of $54.6 million and increases in the costs of license and other revenues of $15.1 million.

The increase in our cost of license and other revenues was primarily attributable to increases of $8.9 million related to the amortization of acquired intangible assets and to a lesser extent, $4.5 million related to combined increases of $2.9 million resulting from increases in the cost of headcount related expenses to, and cloud infrastructure costs incurred in order to, support the growth of our Guidewire Production Services and cloud operations. We anticipate higher cost of license and other revenues as we continue to invest in our cloud operations.
Cost of maintenance revenues grew modestly primarily due to the increase in staff required to support our term and perpetual license customers in line with our term and perpetual license sales activities.
Our cost of services revenues increased in line with the net increase in billings from new and existing customer engagements performed during the period including billings associated with engagements relating to the implementation of previously acquired products such as InsuranceNow which in aggregate resulted in increased costs for headcount and related employee expenses of $38.8 million and increases in expenses for billable third-party consultants and sub-contractors of $15.3 million.

Gross Profit:

	Three Months Ended April 30,
	2018		2017		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and other	$40,617	81%	$53,763	91%	$(13,146)	(24)%
Maintenance	14,921	80%	13,378	79%	1,543	12%
Services	10,610	15%	4,827	10%	5,783	*
Total gross profit	$66,148	47%	$71,968	58%	$(5,820)	(8)%
* Not meaningful

	Nine Months Ended April 30,
	2018		2017		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and other	$139,176	85%	$151,348	94%	$(12,172)	(8)%
Maintenance	45,901	81%	40,088	80%	5,813	15%
Services	22,367	12%	7,450	6%	14,917	200%
Total gross profit	$207,444	50%	$198,886	60%	$8,558	4%

Our gross margin decreased to 47% and 50% during the three and nine months ended April 30, 2018, respectively, compared to 58% and 60% for the corresponding prior year periods. The decreases in our gross margin were primarily driven by changes in the mix between higher gross margin license revenues and lower gross margin service revenues and lower license and other margins. The decline in our license and other margins are primarily attributable to the increase in our costs associated with amortization of acquired intangible assets, headcount and cloud infrastructure costs incurred in order to support the growth of our Guidewire Production Services and cloud operations. These decreases were partially offset by improved services margins compared to the same period a year ago.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest components of our operating expenses are compensation and benefit expenses for our employees, including stock-based awards and, to a lesser extent, professional services, and rent and facility costs. We allocate overhead such as IT support, information security, facility, and other administrative costs to all functional departments based on headcount. As a result, general overhead expenses are reflected in cost of revenue and each functional operating expense.

	Three Months Ended April 30,
	2018		2017
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$46,787	33%	$34,090	27%	$12,697	37%
Sales and marketing	30,378	22%	28,788	23%	1,590	6%
General and administrative	18,170	13%	13,429	11%	4,741	35%
Total operating expenses	$95,335	68%	$76,307	61%	$19,028	25%

Includes stock-based compensation of:
Research and development	$7,236		$4,508		$2,728
Sales and marketing	4,527		3,992		535
General and administrative	6,030		3,732		2,298
Total	$17,793		$12,232		$5,561

	Nine Months Ended April 30,
	2018		2017
		% of total		% of total	Change
	Amount	revenues	Amount	revenues	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$126,155	30%	$94,865	29%	$31,290	33%
Sales and marketing	85,949	21%	77,808	23%	8,141	10%
General and administrative	57,907	14%	40,649	12%	17,258	42%
Total operating expenses	$270,011	65%	$213,322	64%	$56,689	27%

Includes stock-based compensation of:
Research and development	$19,845		$13,625		$6,220
Sales and marketing	13,768		12,498		1,270
General and administrative	16,795		12,073		4,722
Total	$50,408		$38,196		$12,212

Research and Development
Our research and development expenses primarily consist of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and allocated overhead, as well as professional services costs.
The $12.7 million increase in research and development expenses during the three months ended April 30, 2018, as compared to the same period in the prior year, was primarily attributable to the net effect from increases in our headcount and related employee expenses of $12.9 million, partially offset by the capitalization of internal use software development costs of $0.7 million related to the development of new cloud-based technologies.
The $31.3 million increase in research and development expenses during the nine months ended April 30, 2018, as compared to the same period in the prior year, was primarily attributable to the net effect from increases in our headcount and related employee expenses of $32.6 million, partially offset by the capitalization of internal use software development costs of $1.8 million related to the development of a new cloud-based technologies.
Our research and development headcount was 718 at April 30, 2018 compared with 574 at April 30, 2017. The increase in headcount reflects our continued investment in our products, and includes 108 employees gained through the ISCS and Cyence acquisitions.

We expect our research and development expenses to continue to increase in absolute dollars as we continue to hire aggressively in research and development, and continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of costs incurred for compensation and benefit expenses for our sales and marketing employees, including stock-based awards. It also includes allocated overhead, commission payments, travel expenses, professional services for marketing activities and amortization of certain acquired intangibles.
The $1.6 million increase in sales and marketing expenses during the three months ended April 30, 2018, compared to the same period a year ago, was primarily attributable to the net effect from increased costs for our headcount and related employee expenses of $2.7 million and increased amortization expense associated with recently acquired intangible assets of $1.5 million, partially offset by lower sales commission expenses of $2.6 million. Commission expenses in the current period are in line with the seasonal nature of our sales cycle, whereas the same period a year ago included commission expenses related to a large order from an existing Tier 1 customer which occurred in the third quarter of fiscal 2017.
The $8.1 million increase in sales and marketing expenses during the nine months ended April 30, 2018, compared to the same period a year ago, was primarily attributable to the net effect from increased costs for our headcount and related employee expenses of $6.0 million and increased amortization expenses associated with recently acquired intangible assets of $3.9 million, partially offset by lower sales commission expenses of $2.4 million. Commission expenses in the current period are in line with the seasonal nature of our sales cycle, whereas the same period a year ago included commission expenses related to a large order from an existing Tier 1 customer which occurred in the third quarter of fiscal 2017.
Our sales and marketing headcount was 321 at April 30, 2018 compared with 301 at April 30, 2017.
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
The $4.7 million increase in our general and administrative expenses during the three months ended April 30, 2018, compared to the same period a year ago, was primarily attributable to increased costs for our headcount and related employee expenses of $4.1 million and, to a lesser extent, increased costs of $0.7 million resulting from professional service expenses associated with the implementation of certain phases of new global finance enterprise resource planning systems and other costs associated with the adoption of new accounting standards.
The $17.3 million increase in general and administrative expenses during the nine months ended April 30, 2018, compared to the same period a year ago, was primarily attributable the combined effect from increased costs of $10.0 million associated with fees for professional services associated with new global finance enterprise resource planning systems and other costs associated with the adoption of new accounting standards, and increased costs for our headcount and related employee expenses of $7.1 million.
Our general and administrative headcount was 246 at April 30, 2018 compared with 186 at April 30, 2017.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel and corporate infrastructure and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.

Other Income (Expense)

	Three Months Ended April 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$3,762	$1,400	$2,362	169%
Interest expense	$(2,228)	$(6)	$(2,222)	*
Other income (expense), net	$(356)	$11	$(367)	*
* Not meaningful

	Nine Months Ended April 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$7,247	$4,286	$2,961	69%
Interest expense	$(2,239)	$(6)	$(2,233)	*
Other income (expense), net	$1,040	$(335)	$1,375	*
*Not meaningful

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income was $3.8 million and $7.2 million during the three and nine months ended April 30, 2018, respectively, compared to $1.4 million and $4.3 million in the corresponding year ago periods. The increase in our interest income is associated with the increase in our investment portfolio primarily as a result of our financing in March 2018 and, to a lesser extent, an increase in the income earned during the current year periods due to higher yields on our cash equivalents and investments.

Interest Expense

Interest expense represents interest expense associated with the Convertible Senior Notes.

Interest expense was $2.2 million during the three and nine months ended April 30, 2018, respectively, compared to less than $0.1 million interest expense in the year ago periods. The increase in our interest expense is a result of non-cash interest of $1.6 million related to the amortization of debt discount and issuance costs, and stated interest of $0.7 million associated with the Convertible Senior Notes issued in March 2018.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains (losses) resulting from fluctuations in foreign exchange rates on our receivables and payables denominated in currencies other than the U.S. dollar.

Other income (expense), net decreased by $0.4 million during the three months ended April 30, 2018, as compared to the year ago period. In the three months ended April 30, 2018, we realized net currency exchange losses of $0.4 million resulting from unfavorable exchange rate movements for transactions denominated in British Pound, Euro, Australian Dollar, Canadian Dollar, Japanese Yen, and Brazilian Real.

Other income (expense), net increased by $1.4 million during the nine months ended April 30, 2018, as compared to the year ago period. In the nine months ended April 30, 2018, we realized net currency exchange gains of $1.0 million resulting from favorable exchange rate movements for transactions denominated in British Pound, Euro, Australian Dollar, Canadian Dollar, Japanese Yen, and Brazilian Real.

Provision for (Benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Three Months Ended April 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$20,613	$(1,115)	$21,728	(1,949)%

	Nine Months Ended April 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$46,572	$(4,788)	$51,360	(1,073)%

We recognized income tax expense of $20.6 million and income tax benefit of $1.1 million for the three months ended April 30, 2018 and 2017, respectively. The increase in tax expense for the three months ended April 30, 2018 compared to the same period a year ago was primarily due to the increase in permanent differences for non-deductible executive compensation and acquisition-related expenses offset by tax benefits related to research and development credits and excess tax benefits. The effective tax rate of (73.6)% for the three months ended April 30, 2018, differs from the statutory U.S. federal income tax rate of 26.9% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, certain non-deductible expenses including executive compensation, and acquisition-related expenses.
We recognized income tax expense of $46.6 million and income tax benefit of $4.8 million for the nine months ended April 30, 2018 and 2017, respectively. The increase in tax expense for the nine months ended April 30, 2018 compared to the same period a year ago was primarily due to the impact of the Tax Act, including discrete tax expense of $34.0 million related to the remeasurement of net deferred tax assets offset by the discrete tax benefit of $5.4 million related to the release of valuation allowance against certain deferred tax assets that are more likely than not to be realized and, an increase in permanent differences for non-deductible executive compensation and acquisition-related expenses partially offset by tax benefits related to research and development credits and excess tax benefits. The effective tax rate of (82.4)% for the nine months ended April 30, 2018 differs from the statutory U.S. federal income tax rate of 26.9% mainly due to the impact from the Tax Act and permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, certain non-deductible expenses including executive compensation, and acquisition-related expenses.
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

Liquidity and Capital Resources
As of April 30, 2018 and July 31, 2017, we had $1,158.5 million and $687.8 million of cash, cash equivalents, and investments, respectively, and working capital of $937.9 million and $515.6 million, respectively. As of April 30, 2018, approximately $36.7 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws, accounting rules, or there are substantial incremental costs associated with such repatriation.

On March 13, 2018, we closed a public offering of 2,628,571 shares of its common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock. The public offering price of the shares sold in the offering was $87.50 per share. No shares were sold by our stockholders in this public offering. Concurrently, we offered and sold $400.0 million aggregate principal amount of our 1.250% Convertible Senior Notes due 2025, including the underwriters’ exercise in full of their option to purchase additional Convertible Senior Notes. Net of issuance costs, we received net proceeds of approximately $220.9 million related to the common stock offering and $387.2 million related to the convertible note offering. We intend to use the net proceeds from the sale of securities for working capital and other general corporate purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary companies, product lines, products or technologies.

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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended April 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$36,615	$51,537
Net cash used in investing activities	$(395,242)	$(96,808)
Net cash provided by financing activities	$572,042	$2,457
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $14.9 million for the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017. This decrease in operating cash provided was primarily attributable to a $19.1 million decrease in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items, partially offset by a $4.2 million decrease in cash used in working capital activity as compared to the same period a year ago.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $298.4 million for the nine months ended April 30, 2018 as compared to cash used in investing activities during the nine months ended April 30, 2017 primarily due to $357.7 million in net cash outflows resulting from sales and purchases of marketable securities, partially offset by $57.5 million decrease resulting from cash used for the acquisition of Cyence during the nine months ended April 30, 2018.

Cash Flows from Financing Activities
Net cash provided by financing activities increased by $569.6 million for the nine months ended April 30, 2018, as compared to the nine months ended April 30, 2017 primarily due to the common stock and convertible debt offerings in March 2018. On March 13, 2018, we closed a public offering of our common stock. Concurrently, we offered and sold $400.0 million aggregate principal amount of our Convertible Senior Notes. Net of issuance costs, we received net proceeds of approximately $220.9 million related to the common stock offering and $387.2 million related to the convertible note offering. This increase was partially offset by the purchase of a capped call option for $37.2 million.
Excess tax benefits and deficiencies previously classified as financing activities have been classified as operating activities on the condensed consolidated statement of cash flows as a result of our adoption of ASU 2016-09 during the first quarter of fiscal year 2018. There were no excess tax benefits or deficiencies in financing activities during the nine months ended April 30, 2018.

Commitments and Contractual Obligations
Our primary contractual obligations consist of our Convertible Senior Notes due in 2025, obligations under operating leases for office facilities, and letters of credit.
See Note 6 and Note 7 to the Condensed Consolidated Financial Statements for discussions of our Convertible Senior Notes, lease commitments, and letters of credit. We do not have any material non-cancellable purchase commitments as of April 30, 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of April 30, 2018 and July 31, 2017. Our cash, cash equivalents, and investments as of April 30, 2018 and July 31, 2017 were $1,158.5 million and $687.8 million, respectively, primarily consisting of cash, money market funds, commercial paper, corporate bonds, U. S. Government agency debt securities, and U.S. Government bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Australian dollar, Euro, British Pound, Japanese Yen, and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenues and incur costs in the currency in the location in which we provide our application, our contracts with our customers are long term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended April 30, 2018, we recorded a foreign currency gain of $1.0 million as other expense in our statement of operations due to favorable currency exchange rate movement during the nine months ended April 30, 2018. We expect to continue to experience fluctuations in foreign currency exchange rates. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

Changes in Internal Control over Financial Reporting

We implemented a new global finance Enterprise Resource Planning (“ERP”) system, during the second quarter of our fiscal 2018, for our corporate operations including general ledger, procurement, payment and reporting functions. We expect to implement modules for our order management and revenue recognition functions by the end of the fourth quarter of our fiscal 2018. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system, and is intended to enhance internal control over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue that through the implementation of remaining modules. Additionally, we will continue to evaluate the operating effectiveness of related controls during subsequent periods.

There were no changes in our internal control over financial reporting, other than the implementation of a new ERP system, identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act in our previously filed 10K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our services revenues were 46%, 34%, 34%, and 40% of total revenues for each of the nine months ended April 30, 2018 and fiscal years 2017, 2016, and 2015, respectively. Our services revenues produce lower gross margins than our license revenues. The gross margin of our services revenues was 12%, 7%, 8%, and 12% for the nine months ended April 30, 2018 and fiscal years 2017, 2016, and 2015, respectively, while the gross margin for license revenues was 85%, 94%, 97%, and 97% for the nine months ended April 30, 2018 and fiscal years 2017, 2016, and 2015, respectively. Our gross margins will decline in the event that lower-margin service revenues constitute a greater percentage of total revenues and if associated service or license margins decline.
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
If a material misstatement occurs in the future, we may fail to meet our future reporting obligations. For example, we may fail to file periodic reports in a timely manner or may need to restate our financial results, either of which may cause the price of our common stock to decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Furthermore, transition in enterprise resource planning or other major operational systems could impact the timely generation of our financial statements. In fiscal 2017, we began implementing a new financial management system, as well as applications to help us manage the recognition of our revenues under a new standard. In November 2017, we completed the implementation of the new system and are continuing efforts towards implementation of other accounting systems, including a revenue reporting system. We currently anticipate completing implementation of these applications by the end of the fourth quarter of fiscal year 2018. As a result of implementing this new system or otherwise, we cannot provide timely reliable financial reports, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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
Risks Related to Our Indebtedness
Servicing our indebtedness requires a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the 2025 Notes or to repurchase the 2025 Notes upon a fundamental change, which could adversely affect our business and results of operations.
As of April 30, 2018, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% convertible senior notes due 2025 (the “2025 Notes”). Our substantial consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
Pursuant to their terms, holders may convert their 2025 Notes at their option prior to the scheduled maturities of their 2025 Notes under certain circumstances. Upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be obligated to make cash payments in respect of the 2025 Notes being converted. In addition, holders of our 2025 Notes will have the right to require us to repurchase their 2025 Notes upon the occurrence of a fundamental change (as defined in the Indenture) at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. Although it is our intention and we currently expect to have the ability to settle the 2025 Notes in cash, there is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2025 Notes surrendered therefor or 2025 Notes being converted. In addition, our ability to make payments may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2025 Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the 2025 Notes as required by such Indenture would constitute a default under such Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2025 Notes or make cash payments upon conversions thereof.

Our ability to make scheduled payments of the principal and interest on our indebtedness when due or to make payments upon conversion or repurchase demands with respect to our 2025 Notes, or to refinance our indebtedness as we may need or desire, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness, and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at all, which could result in a default on our existing or future indebtedness and have a material adverse effect on our business, results of operations and financial condition.
The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the notes is triggered, holders of our 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our 2025 Notes may affect the value of our common stock.
The conversion of some or all of the 2025 Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such 2025 Notes. Our 2025 Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our 2025 Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
In connection with the issuance of the 2025 Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes. This activity could cause a decrease in the market price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the 2025 Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet as an original issue discount to the 2025 Notes, which reduces their initial carrying value. The carrying value of the 2025 Notes, net of the discount recorded, will be accreted up to the principal amount of the notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2025 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2025 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2025 Notes, then our diluted earnings per share would be adversely affected.

ITEM 6.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	8-K	3.1	December 5, 2016
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
4.2	Indenture, dated as of March 13, 2018, by and between Guidewire Software, Inc. and U.S. Bank National Association	8-K	4.1	March 13, 2018
4.3	First Supplemental Indenture, dated as of March 13, 2018, by and between Guidewire Software, Inc. and U.S. Bank National Association	8-K	4.2	March 13, 2018
4.4	Form of 1.250% Convertible Senior Note Due March 15, 2025	8-K	4.3	March 13, 2018
10.1	Form of Capped Call Confirmation	8-K	10.1	March 13, 2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	June 5, 2018	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer (Principal Financial and Accounting Officer)