Form 10-Q
period 2018-10-31
Guidewire Software, Inc.
filed 2018-12-06
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On November 30, 2018, the registrant had 81,032,052 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Part II - Other Information - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

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

_____________

Unless the context requires otherwise, we are referring to Guidewire Software, Inc. together with its subsidiaries when we use the terms “Guidewire,” the “Company,” “we,” “our,” or “us.”

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2018	July 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$391,322	$437,140
Short-term investments	693,265	630,008
Accounts receivable, net of allowances of $1,300 and $1,062, respectively	84,928	124,849
Unbilled accounts receivable, net	54,423	—
Prepaid expenses and other current assets	28,024	30,510
Total current assets	1,251,962	1,222,507
Long-term investments	144,359	190,952
Property and equipment, net	19,031	18,595
Unbilled accounts receivable, net	10,676	—
Intangible assets, net	88,346	95,654
Deferred tax assets, net	80,811	87,482
Goodwill	340,877	340,877
Other assets	32,731	22,525
TOTAL ASSETS	$1,968,793	$1,978,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,720	$30,635
Accrued employee compensation	30,540	60,135
Deferred revenue, net	84,792	114,138
Other current liabilities	11,066	20,280
Total current liabilities	149,118	225,188
Convertible senior notes, net	308,114	305,128
Deferred revenue, net	22,643	23,758
Other liabilities	1,195	774
Total liabilities	481,070	554,848
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,321,878	1,297,979
Accumulated other comprehensive loss	(8,713)	(7,748)
Retained earnings	174,550	133,505
Total stockholders’ equity	1,487,723	1,423,744
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,968,793	$1,978,592
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended October 31,
	2018	2017
Revenue:
License and subscription	$94,269	$30,093
Maintenance	21,003	18,930
Services	64,411	59,148
Total revenue	179,683	108,171
Cost of revenue:
License and subscription	13,330	6,715
Maintenance	3,868	3,467
Services	65,261	52,712
Total cost of revenue	82,459	62,894
Gross profit:
License and subscription	80,939	23,378
Maintenance	17,135	15,463
Services	(850)	6,436
Total gross profit	97,224	45,277
Operating expenses:
Research and development	45,496	35,711
Sales and marketing	32,319	23,610
General and administrative	18,345	18,671
Total operating expenses	96,160	77,992
Income (loss) from operations	1,064	(32,715)
Interest income	6,851	1,912
Interest expense	(4,244)	(4)
Other expense, net	(1,489)	(262)
Income (loss) before income taxes	2,182	(31,069)
Benefit from income taxes	(3,307)	(22,155)
Net income (loss)	$5,489	$(8,914)
Net income (loss) per share:
Basic	$0.07	$(0.12)
Diluted	$0.07	$(0.12)
Shares used in computing net income (loss) per share:
Basic	80,821,227	75,187,430
Diluted	82,209,988	75,187,430

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended October 31,
	2018	2017
Net income (loss)	$5,489	$(8,914)
Other comprehensive income (loss):
Foreign currency translation adjustments	(812)	(696)
Unrealized losses on available-for-sale securities, net of tax benefit of $47 and $45, respectively	(153)	(90)
Reclassification adjustment for realized gains included in net income (loss)	—	15
Other comprehensive loss	(965)	(771)
Comprehensive income (loss)	$4,524	$(9,685)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,489	$(8,914)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,653	6,634
Amortization of debt discount and issuance costs	2,986	—
Stock-based compensation	23,333	19,623
Charges to bad debt and revenue reserves	238	—
Deferred income tax	(3,985)	(23,708)
Amortization of premium on available-for-sale securities, and other non-cash items	(1,790)	210
Other non-cash items affecting net income (loss)	374	—
Changes in operating assets and liabilities:
Accounts receivable	28,612	855
Unbilled accounts receivable	(25,661)	—
Prepaid expenses and other assets	4,749	(3,575)
Accounts payable	(7,931)	1,868
Accrued employee compensation	(29,048)	(23,953)
Other liabilities	(1,691)	(356)
Deferred revenue	(32,575)	68
Net cash used in operating activities	(27,247)	(31,248)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(253,469)	(66,843)
Sales and maturities of available-for-sale securities	238,389	93,039
Purchases of property and equipment	(2,945)	(1,899)
Capitalized software development costs	(459)	(517)
Net cash provided by (used in) investing activities	(18,484)	23,780
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	689	365
Net cash provided by financing activities	689	365
Effect of foreign exchange rate changes on cash and cash equivalents	(776)	(674)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,818)	(7,777)
CASH AND CASH EQUIVALENTS—Beginning of period	437,140	263,176
CASH AND CASH EQUIVALENTS—End of period	$391,322	$255,399
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$853	$1,283
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$1,591	$374
Accruals for capitalized software costs	$22	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and Summary of Significant Accounting Policies and Estimates
Company

Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which consists of three key elements: core transaction processing, data management and analytics, and digital engagement. The Company’s technology platform supports core insurance operations, including underwriting and policy administration, claim management and billing; insights into data that can improve business decision making; and digital sales, service and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and accompanying notes include the Company and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018, except changes to revenue recognition resulting from the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”).
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Significant items subject to such estimates include, but are not limited to, revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, fair value of convertible senior notes, valuation of goodwill and intangible assets, software development costs to be capitalized, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period in which the transactions occur. The effects of foreign currency translations are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the condensed consolidated statements of operations.
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

The estimated useful lives of property and equipment are as follows:

Computer hardware	3 years
Purchased software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 10 years or remaining lease term

Software Development Costs

For qualifying costs incurred for computer software developed for internal use, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, capitalized costs are amortized to expense over the estimated useful life of the related assets, generally estimated to be three years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s condensed consolidated statements of operations. Capitalized software development costs are recorded in property and equipment on the Company’s condensed consolidated balance sheets.
Impairment of Long-Lived Assets, Intangible Assets, and Goodwill
The Company evaluates its long-lived assets, consisting of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amount of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the assets over the estimated fair value of the assets.
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
Convertible Senior Notes

In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). The Company accounts for the liability and equity components of the issued Convertible Senior Notes separately. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes as a whole. This difference represents a debt discount that is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The equity component of the Convertible Senior Notes is recorded as the difference between the initial proceeds less the fair value of the liability component. The liability and equity components will not be remeasured as long as the conversion option continues to meet the requirements for equity classification. The equity component is net of issuance costs and recorded in additional paid-in capital.
Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to the Company’s condensed consolidated statements of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments, and accounts receivable. The Company maintains its cash, cash equivalents, and investments with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded on the condensed consolidated balance sheets are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
No customer individually accounted for 10% or more of the Company’s revenue for the three months ended October 31, 2018. One customer individually accounted for 10% or more of the Company’s revenue for the three months ended October 31, 2017. No customer individually accounted for 10% or more of the Company’s accounts receivable as of October 31, 2018 and July 31, 2018.
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
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from licensing arrangements that can span multiple years, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on August 1, 2018 using the modified retrospective method. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 for a description of the Company’s revenue recognition policy prior to August 1, 2018. The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company applies the following framework to recognize revenue:
Identification of the contract, or contracts, with the customer
The Company considers the terms and conditions of written contracts and its customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the services and products to be transferred, the Company can identify the payment terms for the services and products, the Company has determined that the customer has the ability and intent to pay, and the contract has commercial substance. In general, contract terms will be reflected in a written document that is signed by both parties. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract. The Company also evaluates the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
Identification of the performance obligation in the contract
Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both:

i.
capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from the Company’s services or products, and

ii.	distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract.
To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services or products are accounted for as a combined performance obligation.
The Company generates revenue from the following sources, which represent the performance obligations of the Company:

i.	On-premise software licenses related to term or perpetual agreements;

ii.	Maintenance activities that consist of email and phone support, bug fixes, and unspecified software updates and upgrades released when, and if, available during the maintenance term;

iii.	Subscription services related to the Company’s Software-as-a-Service (“SaaS”) offerings; and

iv.	Services related to the implementation and configuration of the Company’s software, reimbursable travel, and training.
Term licenses generally have a two-year initial term with a customer option to renew on an annual basis after the initial term. The related maintenance for term licenses follow the same contract periods. Subscriptions are typically sold with a three- to five- year initial term with a customer option to renew on an annual basis after the initial term. Professional services typically are time and materials contracts that last for a period of approximately one year.
Determination of the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Variable consideration is estimated and included in the transaction price if, in the Company’s judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract.
On-premise software licenses and subscription services may be subject to either fixed or variable installments. Variable installments are generally subject to changes in a customer’s Direct Written Premium (“DWP”) or a customer’s Gross Written Premium (“GWP”). When consideration is subject to variable installments, the Company estimates variable consideration using the expected value method based on historical DWP or GWP usage to the extent that a significant revenue reversal is not probable to occur. When consideration is subject to a customer termination right, the Company estimates the total transaction price using the most likely method, and defers consideration associated with the customer’s termination right until it expires.
The Company evaluates whether a significant financing component exists when the timing of revenue recognition occurs in advance of invoicing. This timing difference occurs when control of the software license is transferred at a point in time, usually at the contract onset, but the customer payments occur over time. A significant financing component generally does not exist under the Company’s standard contracting and billing practices. For example, the Company’s typical time-based licenses have a two-year initial term with the final payment due at the end of the first year.
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with maintenance, implementation or training services. Some of the Company’s performance obligations, such as maintenance, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.
Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company recognizes revenue when control of the services or products are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company is principally responsible for the satisfaction of its distinct performance obligations, which are satisfied either at a point in time or over a period of time.
Performance obligations satisfied at a point in time
On-premise software licenses
On-premise term and perpetual software licenses comprise the majority of distinct performance obligations that are satisfied at a point in time, and revenue is recognized at the point in which the on-premise software licenses are made available to customers. Consideration for on-premise software licenses is typically billed in advance on an annual basis over the license term.
Performance obligations satisfied over a period of time
Subscriptions, maintenance activities, and professional service arrangements comprise the majority of distinct performance obligations that are satisfied over a period of time.
Subscription arrangements
Revenue from subscription arrangements is recognized ratably over the subscription period using a time-based measure of progress as customers receive the benefits from their subscriptions over the contractually agreed-upon term. The Company’s subscription periods are generally three to five years. Consideration from subscription arrangements is typically billed in advance on an annual basis over the contract period.
Maintenance activities
Revenue from maintenance activities associated with on-premise licenses is a stand-ready obligation, and is recognized over the contractually agreed-upon term using a time-based measure of progress as customers receive benefits from the availability of support technicians over the support period. Consideration for maintenance activities is typically billed in advance on an annual basis. The Company’s maintenance activities are consistently priced as a percentage of the associated on-premise software license.
Services
Revenue from professional service arrangements is recognized over the respective service period as the underlying services are performed.
In substantially all of the Company’s professional service contracts, services are separately identifiable performance obligations for which related revenue and costs are recognized according to when each respective service obligation is delivered. Substantially all professional services engagements are billed and recognized on a time and materials basis. In select situations, the Company will contract professional services on a fixed fee basis, where the Company generally recognizes services revenue over time, using an input method. The measure of progress of the professional services being provided under these fixed fee arrangements is based on hours incurred compared to estimates of the total hours to complete the performance obligation.
When professional services are sold with an on-premise license or subscription arrangement, the Company evaluates whether the performance obligations are distinct or separately identifiable, or whether they constitute a single performance obligation. In the limited cases where professional services are not considered to be distinct from the on-premise license or subscription services, the Company will recognize revenue based on the nature of the combined performance obligation when control of the combined performance obligation is transferred to the customer.

Contract Costs

Contract costs consists of two components, customer acquisition costs and costs to fulfill a contract.

Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract, and mainly consist of sales commissions paid to sales personnel and their related taxes. Capitalized customer acquisition costs related to software licenses, subscriptions, and support services are amortized over the anticipated period of time that such goods and services are expected to be provided to a customer, which the Company estimates to be approximately five years. Capitalized customer acquisition costs related to professional services are amortized over the expected term of the services that are to be provided. The amortization of customer acquisition costs are classified as sales and marketing expense in the condensed consolidated statement of operations.

Costs to fulfill a contract, or fulfillment costs, mainly consist of royalties payable to third-party software providers that support both the Company’s software offerings and support services. Fulfillment costs are only capitalized if they relate directly to a contract with a customer, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. Fulfillment costs would be generally amortized over the same period of time as the customer acquisition costs. The amortization of fulfillment costs are classified as a cost of revenue.
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three-month periods ended October 31, 2018 and 2017.
Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. To date, the Company has granted or assumed stock options, restricted stock awards (“RSAs”), time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and restricted stock units that may be earned subject to the Company’s total shareholder return ranking relative to the software companies in the S&P Software and Services Select Industry Index (“S&P Index”) for a specified performance period or specified performance periods, service periods, and in select cases, subject to certain performance conditions (“TSR PSUs”). RSAs, RSUs, PSUs, and TSR PSUs are collectively referred to as “Stock Awards.”
The fair value of the Company’s RSAs, RSUs, and PSUs is equal to the market value of the Company’s common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of four years. The Company recognizes compensation expense for awards that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards that contain either a performance condition, market conditions, or both using the graded vesting method.
The fair value of the Company’s stock options and TSR PSUs are estimated at the grant date using the Black-Scholes model and Monte Carlo simulation method, respectively. The assumptions utilized under these methods require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense of these stock options and stock awards. Compensation expense associated with TSR PSUs will be recognized over the vesting period regardless of whether the market condition is ultimately satisfied; however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense may fluctuate depending on estimates of the achievement of the performance conditions. All TSR PSUs will vest at the end of a three-year period.

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities by using enacted tax rates in effect for the year in which the difference is expected to reverse. All deferred tax assets and liabilities are classified as non-current on the Company’s condensed consolidated balance sheets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that some portion or all of such deferred tax assets will not be realized and is based on the positive and negative evidence about the future including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

The effective tax rate in any given financial statement period may differ materially from the statutory rate. These differences may be caused by changes in tax regulations and resulting changes in the deferred tax valuation allowance; changes in the mix and level of income or losses; changes in the expected outcome of tax audits; permanent differences for stock-based compensation, including excess tax benefits; research and development credits; the tax rate differences between the United States and foreign countries; foreign withholding taxes; certain non-deductible expenses including executive compensation; acquisition-related expenses; and provisions under the Tax Cuts and Jobs Act (“Tax Act”), including a provision to tax global intangible low-taxed income of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax that may tax certain payments between a U.S. corporation and its foreign subsidiaries.
The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statement of operations.
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606): Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition” (“ASC 605”) as well as other industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services.
The Company adopted ASC 606 as of August 1, 2018 using the modified retrospective transition method and applied ASC 606 to those contracts that were not completed, as defined under ASC 606, as of August 1, 2018. The results for reporting periods beginning after August 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be presented under ASC 605. The main difference in reporting between ASC 605 and ASC 606 is that under ASC 606, the Company recognizes the revenue associated with term licenses not when payments are made or due, but when control of the software license is transferred to the customer, which occurs at or near the time a contract with a customer is executed, whereas under ASC 605, revenue associated with term software licenses was recognized over time in the earlier of the period in which the payments are due or are actually made because of extended payment terms. As a result, under ASC 606, all contractually obligated payments under a term license that the Company reasonably expects to collect would be recognized upon the transfer of control of the on-premise software licenses, which is generally when made available to a customer. Under ASC 606, costs to obtain a contract and costs to fulfill a contract are capitalized as an asset and amortized on a basis that is consistent with the pattern of transfer of performance obligations with which the asset relates. In contrast, under ASC 605, costs to obtain and costs to fulfill a contract were historically expensed as incurred.
The Company recorded a net increase to opening retained earnings of $35.6 million as of August 1, 2018 due to the cumulative impact of adopting ASC 606 using the modified retrospective method. The cumulative impact results from the differences between applying ASC 606 as opposed to applying ASC 605 to existing contracts that were not yet completed as of the date of initial adoption. For contracts completed before August 1, 2018, the Company does not retrospectively apply ASC 606 to the contracts.
Under ASC 606, contracts with customers are reflected in the condensed consolidated balance sheets as follows:

•Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of the allowance for doubtful accounts as part of current assets on the condensed consolidated balance sheets.
•Unbilled accounts receivable, net represents revenue recognized for performance on a portion of the contract in advance of receiving consideration as of the end of the reporting period. Under ASC 606, this balance represents our contract assets.
•Contract costs include deferred commissions and their related taxes, royalties, and referral fees. The short-term portion is presented as prepaid and other current assets, and the long-term portion is presented as other assets.
•Deferred costs represent costs related to our professional services that have been deferred to align with revenue recognition. The short-term portion is presented as prepaid and other current assets, and the long-term portion is presented as other assets.
•Deferred revenue represents amounts received as consideration from the Company’s customers in advance of performance on a portion of the contract as of the end of the reporting period. Under ASC 606, this balance represents our contract liabilities.

The Company may receive consideration from its customers in advance of performance on a portion of the contract and, on another portion of the contract, perform in advance of receiving consideration. Contract assets and liabilities related to rights and obligations in a contract are interdependent and should be recorded net in the condensed consolidated balance sheets. Therefore, contract assets and liabilities are presented net at the contract level, as either a single contract asset or a single contract liability.
The following table summarizes the impact to the financial statement line items within the condensed consolidated balance sheets as a result of the initial adoption of ASC 606 (in thousands):

	Balances reported as of July 31, 2018	Cumulative effect adjustment due to adoption of ASC 606	Adjusted beginning balance as of August 1, 2018
Unbilled accounts receivable, net	$—	$28,762	$28,762
Contract costs	—	12,932	12,932
Deferred tax asset, net	87,482	(10,612)	76,870
Prepaid expenses and other assets	53,035	(239)	52,796
Other liabilities	21,054	7,055	28,109
Deferred revenue, net	137,896	(2,341)	135,555
Retained earnings	133,505	35,558	169,063

The cumulative effect adjustment on unbilled accounts receivable is driven by revenue that is recognized in advance of billings under ASC 606. The Company’s on-premise software license arrangements result in revenue being recognized at the point in which the software license is transferred to customers, while agreed-upon contractual terms generally provide for billings to occur over a stated licensing period.
The cumulative effect adjustment on contract costs is driven by the requirement in ASC 606 to capitalize incremental, direct costs of either obtaining or fulfilling a contract. In prior periods, these costs were expensed as incurred under ASC 605.
The cumulative effect adjustment on deferred revenue is primarily driven by the requirement under ASC 606 to recognize revenue upfront rather than over the contract period as described in the paragraph above related to unbilled accounts receivable.
The following table summarizes the financial statement line items within the condensed consolidated balance sheets as of October 31, 2018 that were impacted as a result of the adoption of ASC 606 (in thousands):

	As Reported	Change	As if presented under ASC 605
Unbilled accounts receivable, net	$65,099	$(65,099)	$—
Contract costs	13,579	(13,579)	—
Deferred tax asset, net	80,811	27,516	108,327
Prepaid expenses and other assets	47,176	1,342	48,518
Other liabilities	12,261	7,776	20,037
Deferred revenue, net	107,435	36,019	143,454
Retained earnings	174,550	(89,434)	85,116

The difference between the 'As Reported' amounts and the 'As if presented under ASC 605' amounts within the condensed consolidated balance sheets is due to the same considerations described above with respect to the transition adjustments as a result of the adoption of ASC 606.
The following table summarizes the financial statement line items within the condensed consolidated statement of operations that were impacted as a result of the adoption of ASC 606 for the three months ended October 31, 2018 (in thousands):

	As Reported	Change	As if presented under ASC 605
Revenue:
License and subscription	$94,269	$(71,157)	$23,112
Maintenance	21,003	637	21,640
Services	64,411	(90)	64,321
Total revenue	179,683	(70,610)	109,073
Total cost of revenue	82,459	(42)	82,417
Gross profit	97,224	(70,568)	26,656
Total operating expenses	96,160	321	96,481
Income (loss) from operations	1,064	(70,889)	(69,825)
Other income (expense), net	1,118	108	1,226
Benefit from income taxes	(3,307)	(16,908)	(20,215)
Net income (loss)	$5,489	$(53,873)	$(48,384)
Net income (loss) per share	$0.07	$(0.67)	$(0.60)

The difference between the 'As Reported' amounts and the 'As if presented under ASC 605' amounts within revenue is primarily due to term license fees for the entire committed term being recognized upfront as reported under ASC 606 rather than annually or ratably under ASC 605 and subscription arrangements with escalating annual fees that are recognized ratably over the committed term under ASC 606, rather than as escalating fees in each year under ASC 605, partially offset by the difference in revenue recognized associated with a fixed fee contract. Also, hosting fees associated with our subscriptions included as subscription revenue under ASC 606 instead of services revenue under ASC 605.
The impact to the condensed consolidated statements of cash flows for the three months ended October 31, 2018 as a result of adopting ASC 606 was not significant.
Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Topic 825) (“ASU 2016-01”), which impacts certain aspects of recognition, measurement, and presentation and disclosure of financial instruments. Under ASU 2016-01, unconsolidated non-equity method investments shall be measured at fair value. If such investments do not have a readily determinable fair value, an election may be made to measure them at cost after considering observable price changes for similar instruments. The Company adopted this standard beginning August 1, 2018, using the measurement alternative election, and the adoption did not result in a significant impact.
Recent Accounting Pronouncements Not Yet Adopted
Interim Disclosure Requirement: Changes in Stockholders’ Equity
In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification, which requires public companies to disclose the changes in each caption of stockholders’ equity and non-controlling interests for the current and comparative year-to-date periods, with subtotals for each interim period and the amount of dividends per share for each class of shares. This rule is effective for interim periods, beginning after November 5, 2018, with early adoption permitted. The Company plans to make the new required disclosures starting with its fiscal quarter ending January 31, 2019.
Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company will evaluate the impact of adopting the new standard for its 2021 fiscal year and subsequent periods.

Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Act. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard for its 2020 fiscal year and subsequent periods.
Leases (Topic 842): Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will be effective for the Company beginning August 1, 2019, and earlier adoption is permitted. The Company is evaluating the impact this update will have on its 2020 fiscal year and subsequent periods, and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASC 842, which will increase total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

Other recent accounting pronouncements that are or will be applicable to the Company did not, or are not expected to, have a material impact on the Company's present or future financial statements.

2.	Revenue

Disaggregation of Revenue
Revenue for the three months ended October 31, 2018 by revenue type and by geography is as follows (in thousands):

	License and subscription	Maintenance	Services	Total
Geography:
United States	$38,535	$13,121	$43,711	$95,367
Canada	9,422	2,149	2,717	14,288
Other Americas	588	1,081	1,921	3,590
Total Americas	48,545	16,351	48,349	113,245
United Kingdom	8,487	1,131	2,700	12,318
Other EMEA	17,376	1,863	9,500	28,739
Total EMEA	25,863	2,994	12,200	41,057
Total APAC	19,861	1,658	3,862	25,381
Total revenue	$94,269	$21,003	$64,411	$179,683
Revenue for the three months ended October 31, 2018 by major product or service type is as follows (in thousands):

Total
License and subscription
Term license	$78,951
Subscription	15,318
Perpetual license	—
Maintenance	21,003
Services	64,411
Total revenue	$179,683

Customer Contract - Related Balance Sheet Amounts
The Company generally invoices customers in annual installments payable in advance. The difference between the timing of revenue recognition and the timing of billings and cash collections results in the recognition of unbilled accounts receivable and deferred revenue in the condensed consolidated balance sheets. Amounts related to customer contract - related arrangements are included on the condensed consolidated balance sheets as of August 1, 2018 and October 31, 2018 as follows (in thousands):

	Beginning balance as of August 1, 2018 as adjusted	Ending balance as of October 31, 2018 as reported
Unbilled accounts receivable, net	$28,762	$65,099
Contract costs	12,932	13,579
Deferred revenue, net	135,555	84,792

Unbilled accounts receivable
Unbilled accounts receivable includes those amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of time-based software licenses to customers up-front, but bills customers annually over the term of the license, which is typically two years. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the condensed consolidated balance sheets and the anticipated maturity date of the underlying receivables.
As of October 31, 2018, $2.4 million related to the Company's unbilled contract revenue balance as of August 1, 2018 became an unconditional right to payment and was billed to its customers.
Contract costs
Contract costs consist of customer acquisition costs and costs to fulfill a contract, which includes commissions and their related taxes, royalties, and referral fees. Contract costs are classified as either current or non-current based on the duration of time remaining between the date of the condensed consolidated balance sheets and the anticipated amortization date of the associated costs. The current portion of contract costs in the amount of $2.5 million is included in prepaid and other current assets on the Company’s condensed consolidated balance sheets. The non-current portion of contract costs in the amount of $11.1 million is included in other assets on the Company’s condensed consolidated balance sheets. The Company amortized $1.0 million of contract costs during the three months ended October 31, 2018.
Deferred revenue
Deferred revenue consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the 12-month period following the date of the condensed consolidated balance sheets is recorded as current, and the remaining deferred revenue is recorded as non-current. During the three months ended October 31, 2018, the Company recognized revenue of $50.2 million related to the Company’s deferred revenue balance reported as of August 1, 2018.
Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis. The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied was $173.4 million as of October 31, 2018. Subscription services are typically satisfied over three to five years, maintenance services are generally satisfied within one year, and professional services are typically satisfied within one year.

3.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	October 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$7,041	$—	$(28)	$7,013
Commercial paper	449,549	1	(179)	449,371
Corporate bonds	488,531	58	(927)	487,662
U.S. Government bonds	73,582	—	(20)	73,562
Foreign government bonds	9,323	—	(7)	9,316
Certificates of deposit	86,750	49	(9)	86,790
Money market funds	65,610	—	—	65,610
Total	$1,180,386	$108	$(1,170)	$1,179,324

	July 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$9,000	$—	$(27)	$8,973
Commercial paper	471,966	4	(141)	471,829
Corporate bonds	432,234	69	(763)	431,540
U.S. Government bonds	89,986	—	(55)	89,931
Foreign government bonds	9,306	7	(1)	9,312
Certificate of deposit	81,985	53	(8)	82,030
Money market funds	90,766	—	—	90,766
Total	$1,185,243	$133	$(995)	$1,184,381
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time that individual securities have been in an unrealized loss position (in thousands):

	October 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$7,013	$(28)	$—	$—	$7,013	$(28)
Commercial paper	449,371	(179)	—	—	449,371	(179)
Corporate bonds	357,408	(694)	130,254	(233)	487,662	(927)
U.S. Government bonds	73,562	(20)	—	—	73,562	(20)
Foreign government bonds	5,221	(7)	4,095	—	9,316	(7)
Certificate of deposit	76,779	(9)	10,011	—	86,790	(9)
Total	$969,354	$(937)	$144,360	$(233)	$1,113,714	$(1,170)

As of October 31, 2018, the Company had 224 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at October 31, 2018 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	October 31, 2018
	Less Than 12 Months	12 to 24 Months	Total
U.S. Government agency securities	$7,013	$—	$7,013
Commercial paper	449,371	—	449,371
Corporate bonds	357,408	130,254	487,662
U.S. Government bonds	73,562	—	73,562
Foreign government bonds	5,221	4,095	9,316
Money market funds	65,610	—	65,610
Certificates of deposit	76,779	10,011	86,790
Total	$1,034,964	$144,360	$1,179,324

Fair Value Measurement
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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	October 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$—	$1,148	$—	$1,148
Commercial paper	—	274,941	—	274,941
Money market funds	65,611	—	—	65,611
Total cash equivalents	65,611	276,089	—	341,700
Short-term investments:
U.S. Government agency securities	—	7,013	—	7,013
Commercial paper	—	174,431	—	174,431
U.S. Government bonds	—	73,562	—	73,562
Foreign government bonds	—	5,221	—	5,221
Corporate bonds	—	356,259	—	356,259
Certificates of deposit	—	76,779	—	76,779
Total short-term investments	—	693,265	—	693,265
Long-term investments:
Certificates of deposit	—	10,011	—	10,011
Corporate bonds	—	130,253	—	130,253
Foreign government bonds	—	4,095	—	4,095
Total long-term investments	—	144,359	—	144,359
Total	$65,611	$1,113,713	$—	$1,179,324

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$269,654	$—	$269,654
Corporate bonds	—	3,001	—	3,001
Money market funds	90,766	—	—	90,766
Total cash equivalents	90,766	272,655	—	363,421
Short-term investments:
U.S. Government agency securities	—	1,999	—	1,999
Commercial paper	—	195,376	—	195,376
U.S. Government bonds	—	89,931	—	89,931
Foreign government bonds	—	4,448	—	4,448
Corporate bonds	—	277,248	—	277,248
Certificate of deposit	—	61,006	—	61,006
Total short-term investments	—	630,008	—	630,008
Long-term investments:
U.S. Government agency securities	—	6,974	—	6,974
Certificate of deposit	—	21,024	—	21,024
Corporate bonds	—	151,291	—	151,291
Commercial paper	—	6,799	—	6,799
Foreign government bonds	—	4,864	—	4,864
Total long-term investment	—	190,952	—	190,952
Total	$90,766	$1,093,615	$—	$1,184,381

Convertible Senior Notes

The carrying value of the Convertible Senior Notes was $310.5 million before consideration of issuance costs, which approximates their fair value at October 31, 2018. In accounting for the issuance of the notes, the Company separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the notes as a whole.

The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level 2). The Company carries the Convertible Senior Notes at face value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2018	July 31, 2018
Prepaid expenses	$11,807	$14,704
Contract costs	2,477	—
Deferred costs	7,362	9,120
Deposits and other receivables	6,378	6,686
Prepaid expenses and other current assets	$28,024	$30,510
Property and Equipment, net
Property and equipment consist of the following (in thousands):

	October 31, 2018	July 31, 2018
Computer hardware	$24,711	$24,879
Purchased software	4,757	4,664
Capitalized software development costs	3,920	3,978
Furniture and fixtures	4,487	4,217
Leasehold improvements	12,240	10,751
Total property and equipment	50,115	48,489
Less accumulated depreciation	(31,084)	(29,894)
Property and equipment, net	$19,031	$18,595
As of October 31, 2018 and July 31, 2018, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of software development costs, was $1.9 million for each of the three months ended October 31, 2018 and 2017.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with the software development projects. The Company begins amortizing the capitalized software development costs once the technology applications are available for general release over the estimated lives of the applications, generally three years. The Company recognized approximately $0.2 million in amortization expense in cost of revenue - license and subscription on the accompanying condensed consolidated statements of operations during the three months ended October 31, 2018. There was no such amortization during the three months ended October 31, 2017.
Other assets
Other assets consist of the following (in thousands):

	October 31, 2018	July 31, 2018
Prepaid expenses	$2,002	$2,476
Contract costs	11,102	—
Deferred costs	8,955	9,377
Strategic investments	10,672	10,672
Other assets	$32,731	$22,525

The Company’s other assets include a strategic equity investment in a privately-held company. Strategic investments are non-marketable equity securities, in which the Company does not have a controlling interest or the ability to exert significant influence. These investments do not have a readily determinable market value. In accordance with ASU 2016-01, the Company elected to measure this strategic investment at cost less impairment and adjusted for subsequent observable price changes. As of October 31, 2018 and July 31, 2018, there were no changes in the investment’s carrying value of $10.7 million.
Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the three months ended October 31, 2018 was as follows (in thousands):

Goodwill, July 31, 2018	$340,877
Changes in carrying value	—
Goodwill, October 31, 2018	$340,877
The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

	October 31, 2018			July 31, 2018
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	$93,600	$39,135	$54,465	$93,600	$34,189	$59,411
Customer contracts and related relationships	35,700	8,116	27,584	35,700	6,633	29,067
Partner relationships	200	57	143	200	52	148
Trademarks	2,500	357	2,143	2,500	268	2,232
Order backlog	8,700	4,689	4,011	8,700	3,904	4,796
Total intangible assets	$140,700	$52,354	$88,346	$140,700	$45,046	$95,654
Amortization expense was $7.3 million and $4.8 million for the three months ended October 31, 2018 and 2017, respectively. The aggregate amortization expense for existing intangible assets as of October 31, 2018, based on their current useful lives, is as follows (in thousands):

Future Amortization
Fiscal year ending July 31,
2019 (remainder of fiscal year)	$21,804
2020	26,834
2021	19,965
2022	11,143
2023	3,799
Thereafter	4,801
Total future amortization expense	$88,346
Accounts Receivables
Accounts receivable, net consists of the following (in thousands):

Accounts receivable	$86,228
Allowance for doubtful accounts	(1,300)
Accounts receivable, net	$84,928
Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts during the three months ended October 31, 2018 was as follows (in thousands):

Allowance for doubtful accounts as of July 31, 2018	$1,062
Charges to bad debt and revenue reserves	238
Write-offs, net	—
Allowance for doubtful accounts as of October 31, 2018	$1,300
Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	October 31, 2018	July 31, 2018
Bonus	$8,169	$31,273
Commission	689	7,287
Vacation	13,826	13,132
Salaries, payroll taxes and benefits	7,856	8,443
Total accrued employee compensation	$30,540	$60,135
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss by component during the three months ended October 31, 2018 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of July 31, 2018	$(7,197)	$(551)	$(7,748)
Foreign currency translation adjustments	(812)	—	(812)
Unrealized loss on available-for-sale securities	—	(200)	(200)
Tax effect	—	47	47
Balance as of October 31, 2018	$(8,009)	$(704)	$(8,713)

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended October 31,
	2018	2017
Numerator:
Net income (loss)	$5,489	$(8,914)
Net income (loss) per share:
Basic	$0.07	$(0.12)
Diluted	$0.07	$(0.12)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	80,821,227	75,187,430
Weighted average effect of dilutive stock options	317,378	—
Weighted average effect of dilutive stock awards	1,071,383	—
Diluted	82,209,988	75,187,430

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended October 31,
	2018	2017
Stock options to purchase common stock	—	545,470
Stock awards	497,069	2,556,366

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three months ended October 31, 2018, the Company’s weighted average common stock price was below the conversion price of the Convertible Senior Notes.

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

The Convertible Senior Notes are unsecured obligations of the Company, and interest is payable semi-annually in arrears at a rate of 1.25% per year, on March 15th and September 15th of each year, from September 15, 2018. The Convertible Senior Notes will mature on March 15, 2025 unless repurchased, redeemed, or converted prior to such date. Prior to the close of business on the business day immediately preceding October 15, 2024, the Convertible Senior Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after October 15, 2024, the Convertible Senior Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Senior Notes will have an initial conversion rate of 8.7912 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $113.75 per share of its common stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

The Company may redeem the Convertible Senior Notes, at its option, on or after March 20, 2022, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the Convertible Senior Notes. Upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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
In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes as a whole. The excess of the principal amount of the Convertible Senior Notes over its carrying amount is amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. The equity component of the Convertible Senior Notes is recorded as the difference between the initial proceeds less the fair value of the liability component and will not be remeasured as long as it continues to meet the requirements for equity classification. The equity component is net of issuance costs and recorded as additional paid-in capital in stockholders’ equity.

The net carrying value of the liability component, unamortized debt discount and issuance costs of the Convertible Senior Notes was as follows (in thousands):

October 31, 2018
Principal	$400,000
Less:
Unamortized debt discount	82,613
Debt issuance cost	9,273
Net carrying amount	$308,114

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands, except for percentages):

Three Months Ended October 31,
Contractual interest expense	$1,250,000
Amortization of debt discount	255,000
Amortization of debt issuance costs	2,731,000
Total	$4,236,000
Effective interest rate of the liability component	5.53%

Capped Call

The Company paid $37.2 million to purchase capped calls with certain financial institutions pursuant to capped call confirmations (the “Capped Calls”). The Capped Calls have an initial strike price of $113.75 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Senior Notes. The Capped Calls have initial cap prices of $153.13 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 3.5 million shares of common stock. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, tender offer, and a nationalization, insolvency, or delisting involving the Company. Additionally, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including change in law, insolvency filing, and hedging disruptions. The Capped Calls were recorded as a reduction of the Company’s additional paid-in capital in the accompanying condensed consolidated balance sheets.

7. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2018. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2018 for additional information regarding the Company’s contractual obligations.

Leases

The Company leases certain facilities and equipment under operating leases. Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over the terms of the various leases, was $2.4 million and 1.9 million for the three months ended October 31, 2018 and 2017, respectively.
In December 2017, the Company entered into a new lease agreement for its future headquarter facility. The lease term is expected to commence on December 1, 2018, for a period of 10.5 years. Total payments committed under the lease are $126.7 million. In connection with this lease agreement, the Company also entered into an irrevocable stand-by letter of credit to guarantee the $1.8 million security deposit.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of October 31, 2018 or July 31, 2018. The Company expenses legal fees in the period in which they are incurred.
Indemnification
The Company sells software licenses and services to its customers under contracts (“Software Licenses”). Each Software License contains the terms of the contractual arrangement with the customer and generally includes certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party. Software Licenses also indemnify the customer against losses, expenses, and liabilities from damages that may be assessed against the customer in the event the Company’s software is found to infringe upon such third-party rights.
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2018 or July 31, 2018. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

8. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,
	2018	2017
Total stock-based compensation	$23,210	$19,614
Net impact of deferred stock-based compensation	123	9
Total stock-based compensation expense	$23,333	$19,623
Stock-based compensation expense was charged to the following categories:
Cost of license and subscription revenue	$334	$174
Cost of maintenance revenue	534	455
Cost of services revenue	5,968	5,226
Research and development	6,404	4,912
Sales and marketing	4,621	4,217
General and administrative	5,472	4,639
Total stock-based compensation expense	$23,333	$19,623

Total unrecognized stock-based compensation cost for our options and Stock Awards were as follows:

	As of October 31, 2018
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock Options	$4,881	2.1
Stock Awards	221,699	2.6
	$226,580

Stock Awards

A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2018	2,932,155	$69.43	$252,752
Granted	955,237	$102.38
Released	(490,740)	$69.31	$50,471
Canceled	(122,287)	$79.94
Balance as of October 31, 2018	3,274,365	$80.01	$291,320
Expected to vest as of October 31, 2018	3,274,365	$80.01	$291,320

(1)
Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $88.97 and $86.20 on October 31, 2018 and July 31, 2018, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

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
The Company recognized stock-based compensation of $3.7 million and $3.0 million that were related to these performance-based and market-based stock awards for the three months ended October 31, 2018 and 2017, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2018	537,064	$21.45	4.3	$34,774
Granted	—
Exercised	(74,698)	$9.26		$6,511
Canceled	(3,080)
Balance as of October 31, 2018	459,286	$23.51	4.3	$30,067
Vested and expected to vest as of October 31, 2018	459,286	$23.51	4.3	$30,067
Exercisable as of October 31, 2018	384,501	$25.78	3.6	$24,295

(1)
Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock prices of $88.97 and $86.20 on October 31, 2018 and July 31, 2018, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs

The fair values of our TSR PSUs were estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended October 31,
	2018	2017
Expected term (in years)	2.88	2.88
Risk-free interest rate	2.8%	1.4%
Expected volatility of the Company	27.2%	28.0%
Average expected volatility of the peer companies in the S&P Index	33.0%	34.7%
Expected dividend yield	—%	—%

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
Common Stock Reserved for Issuance and Public Equity Offering
As of October 31, 2018 and July 31, 2018, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 81,009,507 and 80,611,698 shares of common stock were issued and outstanding, respectively. As of October 31, 2018 and July 31, 2018, the Company had reserved shares of common stock for future issuance as follows:

	October 31, 2018	July 31, 2018
Exercise of stock options to purchase common stock	459,286	537,064
Vesting of stock awards	3,274,365	2,932,155
Shares available under stock plans	20,713,656	21,592,494
Total common stock reserved for issuance	24,447,307	25,061,713

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

9. Income Taxes
The Company recognized an income tax benefit of $3.3 million and $22.2 million for the three months ended October 31, 2018 and 2017, respectively. The decrease in tax benefit for the three months ended October 31, 2018 compared to the same period a year ago was due to an income position before income taxes in the current period compared to a loss position before income taxes for the same period a year ago. The effective tax rate of (152)% for the three months ended October 31, 2018, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, and certain non-deductible expenses including executive compensation.
During the three months ended October 31, 2018, unrecognized tax benefits increased by $0.3 million. As of October 31, 2018, the Company had unrecognized tax benefits of $5.6 million that, if recognized, would affect the Company’s effective tax rate.

On December 22, 2017, the Tax Act was enacted into law which substantially changed U.S. tax law, including a reduction in the U.S. corporate income tax rate to 21% effective January 1, 2018 and several provisions that may impact the Company in current and future periods.
The Tax Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. Under U.S. GAAP, the Company can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into its measurement of deferred taxes. The Company has elected the current period expense method. These provisions of the Tax Act became effective for the Company beginning on August 1, 2018 and had no impact on the tax benefit for the three months ended October 31, 2018.
The Internal Revenue Service and the U.S. Treasury Department may issue guidance or an interpretation of the Tax Act that is different from the Company’s interpretation. As additional guidance is issued, the Company may need to revise its estimates in future periods.

10. Segment Information

The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s term license, perpetual license, subscription, maintenance, and services offerings, while all other financial information is reviewed on a consolidated basis. The Company’s principal operations and decision-making functions are located in the United States.
Revenue by country and region based on the billing address of the customer is as follows (in thousands):

	Three Months Ended October 31,
	2018	2017
United States	$95,367	$69,834
Canada	14,288	10,195
Other Americas	3,590	4,742
Total Americas	113,245	84,771
United Kingdom	12,318	9,337
Other EMEA	28,739	6,624
Total EMEA	41,057	15,961
Total APAC	25,381	7,439
Total revenue	$179,683	$108,171

No country or region, other than those presented above, accounted for more than 10% of revenue during the three months ended October 31, 2018 and 2017.
The Company’s long-lived assets, including intangibles and goodwill, net by geographic region is as follows (in thousands):

	October 31, 2018	July 31, 2018
Americas	$442,075	$449,588
EMEA	6,124	5,491
APAC	55	47
Total	$448,254	$455,126

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
Guidewire InsurancePlatformTM consists of cloud and on-premise applications to support core operations, data management and analytics, and digital engagement, and is connected to numerous data sources and third-party applications. Our applications are designed to work together to strengthen our customers’ ability to adapt and succeed in a rapidly changing market. Guidewire InsuranceSuite™ and Guidewire InsuranceNowTM provide core transactional systems of record supporting the entire insurance lifecycle, including product definition, distribution, underwriting, policy-holder services, and claims management. Guidewire InsuranceSuite is a highly configurable and scalable system primarily comprised of three applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed on-premise or in the cloud. Guidewire InsuranceNow is a cloud-based system that offers policy, billing, and claims management functionality to insurers that prefer an all-in-one solution. Our data and analytics applications enable insurers to manage data more effectively, gain insights into their business, and underwrite new and evolving risks. Our digital engagement applications enable digital sales, omni-channel service and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. To support P&C insurers globally, we have localized, and will continue to localize, our software for use in a variety of international regulatory, language, and currency environments.
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
To date, we have primarily licensed our software under term license contracts. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. Our term license and maintenance fees are typically invoiced annually in advance. Substantially all term licenses are sold with an initial two-year committed term, with optional annual renewals commencing after the initial term. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue is typically recognized when software is made available to the customer, provided that all revenue recognition criteria have been met.
We also offer cloud-based subscriptions. Generally, these subscriptions have an initial term of three to five years, and are typically billed annually in advance, although in some instances additional fees may be assessed in arrears as customers increase their DWP. Revenue derived from these subscriptions are recognized ratably over the contractual term beginning after the subscription is effectively provisioned, which is the date our software service is made available to customers. We anticipate that sales of subscriptions will increase as a percentage of annual new sales as we sell more cloud-based services. As a result of the ratable recognition of revenue associated with subscriptions, a significant shift from term licenses to subscriptions will adversely affect our reported revenue growth. As this relatively new sales model matures, we may decide to change certain terms to remain competitive or otherwise meet market demands.

To extend our technology leadership in the global market, we continue to invest in product development and cloud operations to enhance and improve our current products, introduce new products, and advance our ability to deploy cost-effectively each of our products in the cloud. Continued investment in product innovation is critical as we seek to assist our customers obtain their IT goals, maintain our competitive advantage, grow our revenue, expand internationally, and meet evolving customer demands. In certain cases, we will also acquire skills and technologies to accelerate our time to market for new products and solutions.
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our services teams and SI partners to meet our customers’ implementation needs. Our services organization comprises on-site, near-shore, and off-shore technical experts. The services organization seeks to ensure that teams with the right combination of product and language skills are utilized in the most efficient way. Our partnerships with leading SIs allow us to increase efficiency and scale while reducing customer implementation costs. Our extensive relationships with SIs and industry partners have strengthened and expanded in line with the interest in and adoption of our products. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently. We continue to grow our services organization and invest time and resources in increasing the number of qualified consultants employed by our SI partners, develop relationships with new SIs in existing and new markets, and ensure that all partners are ready to assist with implementing our products.
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
Seasonality
We have historically experienced seasonal variations in our license and subscription revenue as a result of increased customer orders in our second and fourth fiscal quarters. We generally see a modest increase in orders in our second fiscal quarter, which is the quarter ending January 31, due to customer buying patterns. We also see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. Additionally, the adoption of ASC 606 could heighten or change the seasonal impact on our new term licenses that are multi-year in nature with more revenue recognized upfront upon delivery of our software. For example, in the first quarter of fiscal year 2019, we experienced license revenue growth due to the remediation of contracts in anticipation of the transition to ASC 606 and a 10-year term license deal under which revenue was recognized upfront under ASC 606, which will mask our usual positive seasonal impact in our second quarter of fiscal year 2019. On an annual basis, our maintenance revenue which is recognized ratably, may also be impacted in the event that seasonal patterns change significantly. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of the order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected due to the ratable nature of these arrangements. The seasonal nature of our sales and the concentration of such sales in our fiscal fourth quarter increases this impact.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. The quarter ending January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas, and New Year’s holidays. The fiscal quarter ending July 31 usually has fewer billable days due to the impact of vacation times taken by our professional staff. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue is usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.

Public Offerings

On March 13, 2018, we closed a public offering of 2,628,571 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of our common stock. The public offering price of the shares sold in the offering was $87.50 per share. Our stockholders did not sell any shares in this public offering. Concurrently, we offered and sold $400.0 million aggregate principal amount of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”), including the underwriters’ exercise in full of their option to purchase additional Convertible Senior Notes. Net of issuance costs, we received proceeds of approximately $220.9 million related to the common stock offering and $387.2 million related to the convertible note offering.
Key Business Metrics
We use certain key metrics to evaluate and manage our business. We present select United States Generally Accepted Accounting Principles (“U.S. GAAP”) and non-GAAP financial metrics that we use internally to manage the business and that we believe are useful for investors. These metrics include operating cash flows and capital expenditures.
Operating Cash Flows and Capital Expenditures
We monitor our cash flows from operating activities and cash used for capital expenditures, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization and stock-based compensation expenses. Additionally, operating cash flows take into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our operating cash flows are significantly impacted by the timing of invoicing and collections of accounts receivable, the amount of annual bonus payments, as well as payments for payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a quarterly and annual basis. Cash used in our operations were $27.2 million and $31.2 million for the three months ended October 31, 2018 and 2017, respectively. Additionally, cash used for capital expenditures was $3.4 million and $2.4 million for the three months ended October 31, 2018 and 2017, respectively. Our capital expenditures consisted of purchases of property and equipment, most of which was computer hardware, software, capitalized software development costs, and leasehold improvements. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources - Cash Flows.”
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition policies; and

•	Business combinations.
While we continue to evaluate our significant accounting policies to determine which ones involve the most judgment and complexity, aside from revenue recognition, as described herein, there have been no changes to our business combinations or other significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 that have had a material impact on our condensed consolidated financial statements and related notes.
During our first fiscal quarter of 2019, we adopted ASC 606 using the modified retrospective method. The net cumulative effect adjustment of $35.6 million was recorded to our retained earnings balance as of August 1, 2018. Revenue recognition requires judgment and the use of estimates, especially in identifying and evaluating the various terms and conditions in our contracts with customers as to their effect on reported revenue under ASC 606. Our new revenue policy as a result of the adoption of ASC 606 is as follows:
Revenue Recognition

Our revenue is derived from contracts with customers. The majority of our revenue is derived from licensing arrangements that can span multiple years, and implementation and other professional services arrangements. On August 1, 2018, we adopted ASC 606 using the modified retrospective method. Refer to our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 for a description of our revenue recognition policy prior to August 1, 2018. The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We apply the following framework to recognize revenue:
Identification of the contract, or contracts, with the customer
We consider the terms and conditions of written contracts and our customary business practices in identifying our contracts under ASC 606. We determine we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the services and products to be transferred, we can identify the payment terms for the services and products, we have determined that the customer has the ability and intent to pay, and the contract has commercial substance. In general, contract terms will be reflected in a written document that is signed by both parties. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract. We also evaluate the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
Identification of the performance obligation in the contract
Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both:

i.
capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from our own services or products, and

ii.	distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract.
To the extent a contract includes multiple promised services or products, we apply judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are accounted for as a combined performance obligation.
We generate revenue from the following sources, which represents our performance obligations:

i.	On-premise software licenses related to term or perpetual agreements;

ii.	Maintenance activities that consist of email and phone support, bug fixes and unspecified software updates and upgrades released when, and if, available during the maintenance term;

iii.	Subscription services related to our Software-as-a-Service (“SaaS”) offerings; and

iv.	Services related to the implementation and configuration of our software, reimbursable travel, and training.
Term licenses generally have a two-year initial term with a customer option to renew on an annual basis after the initial term. The related maintenance for term licenses follow the same contract periods. Subscriptions are typically sold with a three- to five- year initial term with a customer option to renew on an annual basis after the initial term. Professional services typically are time and materials contracts that last for a period of approximately one year.
Determination of the transaction price
The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services and products to our customer. Variable consideration is estimated and included in the transaction price if, in our judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract.
On-premise software licenses and subscription services may be subject to either fixed or variable installments. Variable installments are generally subject to changes in a customer’s DWP or a customer’s Gross Written Premium (“GWP”). When consideration is subject to variable installments, we estimate variable consideration using the expected value method based on historical DWP or GWP usage to the extent that a significant revenue reversal is not probable to occur. When consideration is subject to a customer termination right, we estimate the total transaction price using the most likely method, and defer consideration associated with the customer’s termination right until it expires.

We evaluate whether a significant financing component exists when the timing of revenue recognition occurs in advance of invoicing. This timing difference occurs when control of the software license is transferred at a point in time, usually at the contract onset, but the customer payments occur over time. A significant financing component generally does not exist under our standard contracting and billing practices. For example, our typical time-based licenses have a two-year initial term with the final payment due at the end of the first year.
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of our contracts contain multiple performance obligations, such as when licenses are sold with maintenance, implementation or training services. Some of our performance obligations, such as maintenance, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, we use the residual method.
Recognition of revenue when, or as, the Company satisfies a performance obligation
We recognize revenue when control of the services or products are transferred to the customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We are principally responsible for the satisfaction of our distinct performance obligations, which are satisfied either at a point in time or over a period of time.
Performance obligations satisfied at a point in time
On-premise software licenses
On-premise term and perpetual software licenses comprise the majority of distinct performance obligations that are satisfied at a point in time, and revenue is recognized at the point in which the on-premise software licenses are made available to customers. Consideration for on-premise software licenses is typically billed in advance on an annual basis over the license term.
Performance obligations satisfied over a period of time
Subscriptions, maintenance activities, and professional service arrangements comprise the majority of distinct performance obligations that are satisfied over a period of time.
Subscription arrangements
Revenue from subscription arrangements is recognized ratably over the subscription period using a time-based measure of progress as customers receive the benefits from their subscriptions over the contractually agreed-upon term. Our subscription periods are generally three to five years. Consideration from subscription arrangements is typically billed in advance on an annual basis over the contract period.
Maintenance activities
Revenue from maintenance activities associated with on-premise licenses is a stand-ready obligation, and is recognized over the contractually agreed-upon term using a time-based measure of progress as customers receive benefits from the availability of support technicians over the support period. Consideration for maintenance activities is typically billed in advance on an annual basis. Our maintenance activities are consistently priced as a percentage of the associated on-premise software license.
Services
Revenue from professional service arrangements is recognized over the respective service period as the underlying services are performed.

In substantially all of our professional service contracts, services are separately identifiable performance obligations for which related revenue and costs are recognized according to when each respective service obligation is delivered. Substantially all professional services engagements are billed and recognized on a time and materials basis. In select situations, we will contract professional services on a fixed fee basis, where we generally recognize services revenue over time, using an input method. The measure of progress of the professional services being provided under these fixed fee arrangements is based on hours incurred compared to estimates of the total hours to complete the performance obligation.
When professional services are sold with an on-premise license or subscription arrangement, we evaluate whether the performance obligations are distinct or separately identifiable, or whether they constitute a single performance obligation. In the limited cases where professional services are not considered to be distinct from the on-premise license or subscription services, we will recognize revenue based on the nature of the combined performance obligation when control of the combined performance obligation is transferred to the customer.

Contract Costs

Contract costs consists of two components, customer acquisition costs and costs to fulfill a contract.

Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract, and mainly consist of sales commissions paid to sales personnel and their related taxes. Capitalized customer acquisition costs related to software licenses, subscriptions, and support services are amortized over the anticipated period of time that such goods and services are expected to be provided to a customer, which we estimate to be approximately five years. Capitalized customer acquisition costs related to professional services are amortized over the expected term of the services that are to be provided. The amortization of customer acquisition costs are classified as sales and marketing expense in the condensed consolidated statement of operations.

Costs to fulfill a contract, or fulfillment costs, mainly consist of royalties payable to third-party software providers that support both of our software offerings and support services. Fulfillment costs are only capitalized if they relate directly to a contract with a customer, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. Fulfillment costs are generally amortized over the same period of time as the customer acquisition costs. The amortization of fulfillment costs are classified as a cost of revenue.

Results of Operations
The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on September 19, 2018.

	Three Months Ended October 31,
	2018	As a % of total revenue	2017	As a % of total revenue
	(in thousands)
Revenue:
License and subscription	$94,269	52%	$30,093	28%
Maintenance	21,003	12	18,930	18
Services	64,411	36	59,148	54
Total revenue	179,683	100	108,171	100
Cost of revenue:
License and subscription	13,330	7	6,715	6
Maintenance	3,868	2	3,467	3
Services	65,261	37	52,712	49
Total cost of revenue	82,459	46	62,894	58
Gross profit:
License and subscription	80,939	45	23,378	22
Maintenance	17,135	10	15,463	15
Services	(850)	(1)	6,436	5
Total gross profit	97,224	54	45,277	42
Operating expenses:
Research and development	45,496	26	35,711	33
Sales and marketing	32,319	18	23,610	22
General and administrative	18,345	10	18,671	17
Total operating expenses	96,160	54	77,992	72
Income (loss) from operations	1,064	0	(32,715)	(30)
Interest income	6,851	4	1,912	2
Interest expense	(4,244)	(2)	(4)	—
Other expense, net	(1,489)	(1)	(262)	—
Income (loss) before income taxes	2,182	1	(31,069)	(28)
Benefit from income taxes	(3,307)	(2)	(22,155)	(20)
Net income (loss)	$5,489	3%	$(8,914)	(8)%

Revenue
We derive our revenue primarily from licensing our software applications, providing maintenance support, and delivering professional services. Additionally, a growing portion of our revenue is derived from subscriptions of our cloud-delivered software.
We adopted ASC 606 effective August 1, 2018 using the modified retrospective method. Refer to Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the impact of ASC 606 as well as a description of our accounting policies related to revenue recognition.

License and Subscription
A substantial majority of our license and subscription revenue consists of term license fees. We also recognize revenue from sales of subscriptions and perpetual licenses. Our term license revenue is primarily generated through annual license fees that recur during the term of the contract. Since the beginning of fiscal year 2017, a substantial majority of our term licenses have been sold under a two-year initial term with optional annual renewals after the initial term. Term license revenue is generally fully recognized upon delivery of the software, which accelerates the timing of revenue recognition compared to previous accounting guidance.
In a limited number of cases, we license our software on a perpetual basis. Perpetual license revenue is generally recognized upon delivery.
Subscription revenue is recognized ratably over the term of the arrangement, beginning at the point in time our provisioning process has been completed and access has been made available to the customer. The initial term of such arrangements is generally from three to five years, unlike our term license arrangements that generally have a two-year initial term. Subscription agreements also contain optional annual renewals commencing upon the expiration of the initial contract term.
We generally price our software based on the amount of DWP, that will be managed by our software. A majority of our term license customers are billed annually in advance, and we currently bill our subscription customers similarly. We invoice our perpetual license customers either in full at contract signing or on an installment basis.
Maintenance
Our maintenance revenue is generally recognized over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees. We invoice a majority of our customers annually in advance.
Services
Our services revenue is primarily derived from implementation services performed for our customers, reimbursable travel expenses, and training fees. A substantial majority of our services engagements generate revenue on a time and materials basis and revenue is recognized upon providing our services.

	Three Months Ended October 31,
	2018		2017
		% of total		% of total	Change
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$78,951	43%	$26,775	24%	$52,176	195%
Subscription	15,318	9	3,195	3	12,123	379
Perpetual license	—	—	123	—	(123)	(100)
Maintenance	21,003	12	18,930	18	2,073	11
Services	64,411	36	59,148	55	5,263	9
Total revenue	$179,683	100%	$108,171	100%	$71,512	66

License and Subscription

Our license and subscription revenue primarily consists of term license revenue, subscriptions and, to a lesser extent, perpetual licenses. In certain periods prior to August 1, 2018, our reported license revenue was positively impacted by early receipt of payments due in future periods and negatively impacted by early payments received in preceding periods. Effective with our adoption of ASC 606 on August 1, 2018, license revenue under term licenses is recognized upon delivery for the entire initial term rather than annually upon the earlier of receipt or when the payment is due. While term licenses remain our predominant licensing model, we anticipate subscriptions will continue to grow as a percentage of annual sales in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription sales and will impact the comparative growth of our reported revenue.

Term license revenue increased by $52.2 million during the three months ended October 31, 2018 compared to the same period a year ago, due to remediation of contracts related to the transition to ASC 606, a ten-year term license deal, increased term license revenue growth from new customers, existing customers acquiring additional software, and increased usage of previously acquired software. Revenue from existing contract renewals increased $20.7 million due to the timing of renewals and the recognition of the term license portion of renewals at the renewal date as opposed to over time under previous revenue recognition guidance. Most of this revenue would have been recognized in later quarters in fiscal year 2019 under the previous revenue recognition guidance. Additionally, one existing customer entered into a new ten-year term license agreement that resulted in $13.0 million of revenue being recognized during the three months ended October 31, 2018 that would have been recognized in years two through ten under previous revenue recognition guidance. Another customer consolidated its contracts in the first quarter of fiscal year 2019 that resulted in $9.1 million of revenue being recognized during the three months ended October 31, 2018 that would have been recognized in later quarters in fiscal year 2019. Going forward, we anticipate the impact of ASC 606 to term license revenue to have less of an impact on an annual basis as compared to its impact in the first quarter of fiscal year 2019.

Subscription revenue increased by $12.1 million during the three months ended October 31, 2018 compared to the same period a year ago. The increase is primarily attributable to $4.7 million in subscription billings from acquired products and services related to the Cyence acquisition, $4.4 million in additional subscription orders from new and existing customers, and $3.0 million of hosting revenue related to our subscription offerings that is included as subscription revenue under ASC 606 that was previously included as services revenue under ASC 605.

Perpetual license revenue decreased $0.1 million as there were no perpetual license arrangements entered into during the three months ended October 31, 2018. We expect perpetual license revenue to continue to represent a small percentage of our total license and subscription revenue. Nevertheless, we expect perpetual license revenue to remain volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Maintenance Revenue
Maintenance revenue increased by $2.1 million during the three months ended October 31, 2018 compared to the same period a year ago. The increase in our maintenance revenue reflects our growing term license customer base. Maintenance related to subscription arrangements is included in subscription revenue as maintenance is not quoted or priced separately from the subscription services. As a result, we expect an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenue.

Services Revenue
Services revenue increased $5.3 million during the three months ended October 31, 2018, compared to the same period a year ago. The increase is primarily driven by an increase in professional services relating to projects for new and existing customers, partially offset by the change in presentation of hosting revenue.
Historically, we have worked closely with our network of third-party SI partners to facilitate new sales and implementations of our on-premise products. We believe this model will continue to serve us well and we intend, in the future, to continue to expand our network of SI partners and the number of certified consultants with whom we work. However, implementations of InsuranceSuite Cloud are currently requiring greater levels of participation by our services professionals than is necessary for on-premise versions of our products.  With respect to InsuranceSuite Cloud, our obligation to manage the platform in production requires us to have a greater familiarity with its configuration and integrations. At the time of acquisition, ISCS had few third-party resources to assist with implementations of InsuranceNow. While we are actively training consultants from existing and new partners to assist with such implementations, we currently take primary responsibility for most InsuranceNow implementations.
As we gain experience with the deployment and maintenance of cloud solutions, we intend to leverage our SI partners more effectively and, over time, rely more on their efforts, similar to on-premise implementations. Reflecting this shift to SI partners and timing of our cloud implementations, we anticipate service revenue to modestly decrease from current levels as a percentage of total revenue in fiscal year 2019.
We also expect modestly higher levels of variability in our service revenue. As we continue to expand into new markets and new product categories, we have, and we expect to, enter into contracts that may require us to delay the recognition of service revenue and associated costs until we are able to meet certain contractual obligations, including customer acceptance criteria or the delivery of new products, and contracts that are fixed in value and that may take more effort to complete than originally anticipated.

Cost of Revenue and Gross Profit
Our total cost of revenue and gross profit are variable and depend on the type of revenue earned in each period.
Our cost of license and subscription revenue primarily consists of personnel costs for our production services employees, cloud infrastructure costs, amortization of our acquired intangible assets, and royalty fees paid to third parties. Our cost of maintenance revenue consists of personnel costs for our technical support team. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party contractors, and travel-related costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology support, information security, facilities, and other administrative costs to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.
Cost of Revenue:

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$13,330	$6,715	$6,615	99%
Maintenance	3,868	3,467	401	12
Services	65,261	52,712	12,549	24
Total cost of revenue	$82,459	$62,894	$19,565	31

Includes stock-based compensation of:
Cost of license and subscription revenue	$334	$174	$160
Cost of maintenance revenue	534	455	79
Cost of services revenue	5,968	5,226	742
Total	$6,836	$5,855	$981

The increase in cost of license and subscription revenue during the three months ended October 31, 2018, compared to the same period a year ago, includes $2.6 million of hosting related costs under ASC 606 that were previously recorded in cost of services under ASC 605. The resulting $6.6 million increase was primarily attributable to $4.4 million increase in personnel expenses and cloud infrastructure costs incurred in order to support the growth of our subscription and cloud offerings, an increase of $1.2 million related to the amortization of intangible assets, and a $0.5 million increase in royalties. We anticipate higher cost of license and subscription revenue as we continue to invest in our cloud operations.
Cost of maintenance revenue increased by $0.4 million due to the increase in personnel required to support our term and perpetual license customers.
The increase in cost of services revenue excludes $2.6 million of hosting related costs that are recorded under cost of license and subscription due to adoption of ASC 606. The resulting $12.5 million increase is due to a $7.6 million increase in personnel expenses and a $5.6 million increase for billable third-party consultants and sub-contractors to implement InsuranceNow and InsuranceSuite Cloud.
We had 833 professional service employees and 146 technical support and licensing operations employees at October 31, 2018 compared to 766 professional services employees and 94 technical support and licensing operations employees at October 31, 2017.

Gross Profit:

	Three Months Ended October 31,
	2018		2017		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$80,939	86%	$23,378	78%	$57,561	246%
Maintenance	17,135	82	15,463	82	1,672	11
Services	(850)	(1)	6,436	11	(7,286)	(113)
Total gross profit	$97,224	54	$45,277	42	$51,947	115

Our gross margin increased to 54% during the three months ended October 31, 2018, compared to 42% for the corresponding prior year period. The increase in our gross margin was primarily driven by changes in the mix between higher gross margin license and subscription revenue and maintenance revenue, and lower gross margin services revenue. The increase in our gross margin is primarily attributable to the increased revenue recognized under the new revenue guidance as a result of adopting ASC 606, which was partially offset by decreased services gross margin as a result of increased personnel costs and third-party subcontractor costs to increase capacity for future implementations and incremental costs associated with a fixed-fee contract due to our continued investment in ongoing cloud implementations.
We intend to continue to invest in our cloud operations as our subscription revenue increases, which will impact license and subscription margins. We also anticipate that increases in our amortization of intangible assets will contribute to lower margins.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest components of our operating expenses are compensation and benefit expenses for our employees, including stock-based awards and, to a lesser extent, professional services. We allocate overhead such as information technology support, information security, facilities, and other administrative costs to all functional departments based on headcount. As a result, these general overhead expenses are reflected in cost of revenue and each functional operating expense.

	Three Months Ended October 31,
	2018		2017
		% of total		% of total	Change
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$45,496	26%	$35,711	33%	$9,785	27%
Sales and marketing	32,319	18	23,610	22	8,709	37
General and administrative	18,345	10	18,671	17	(326)	(2)
Total operating expenses	$96,160	54	$77,992	72	$18,168	23

Includes stock-based compensation of:
Research and development	$6,404		$4,912		$1,492
Sales and marketing	4,621		4,217		404
General and administrative	5,472		4,639		833
Total	$16,497		$13,768		$2,729

Research and Development
Our research and development expenses primarily consist of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards and professional services costs.
The $9.8 million increase in research and development expenses during the three months ended October 31, 2018, as compared to the same period in the prior year, was due to increases in our headcount, primarily as a result of our Cyence acquisition that closed on November 1, 2017.
Our research and development headcount was 725 at October 31, 2018 compared with 592 at October 31, 2017. The increase in headcount reflects our continued investment in our products, and includes 108 employees gained through the Cyence acquisition.

We expect our research and development expenses to continue to increase in absolute dollars as we continue to hire in research and development, and continue to dedicate internal resources to develop, improve and expand the functionality of our solutions. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of costs incurred for compensation and benefit expenses for our sales and marketing employees, including stock-based awards and commissions. It also includes travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.
The $8.7 million increase in sales and marketing expenses during the three months ended October 31, 2018, compared to the same period a year ago, was primarily attributable to an increase in personnel expenses of $4.3 million due to higher headcount to sell our products, an increase of $1.9 million in marketing and advertising expenses resulting from the timing of expenses for our annual Connections User Conference, which occurred in the first quarter of our current fiscal year compared to the second quarter in our prior fiscal year, and increased amortization expense of $1.5 million due to the Cyence acquisition, partially offset by the change in accounting for commission costs under ASC 606. Under ASC 606, certain commissions are considered a cost to obtain a contract and are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which is approximately five years. In the first quarter of fiscal year 2019, we capitalized $1.7 million of commissions and related costs to obtain a contract, and expensed $1.0 million.
Our sales and marketing headcount was 345 at October 31, 2018 compared with 295 at October 31, 2017.
We expect our sales and marketing expenses to continue to increase in absolute dollars as we continue to invest in sales and marketing activities to support our business growth and objectives.

General and Administrative
Our general and administrative expenses primarily consist of costs incurred for compensation and benefit expenses, including stock-based awards, as well as professional services, related to our executive, finance, human resources, information technology, corporate development, and legal functions.
Our general and administrative expenses were relatively flat year over year. The $0.3 million decrease during the three months ended October 31, 2018, compared to the same period a year ago, was primarily attributable to a decrease in professional services of $4.0 million, partially offset by an increase in personnel expenses of $3.6 million due to higher headcount to support our growth. Professional services were higher in the prior year period, as a result of our investments in corporate infrastructure and support services, a new enterprise resource planning platform, a new product configuration and quoting system, and costs for professional services relating to the acquisition of Cyence.
Our general and administrative headcount was 253 at October 31, 2018 compared with 198 at October 31, 2017.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.
Other Income (Expense)

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$6,851	$1,912	$4,939	258%
Interest expense	(4,244)	(4)	(4,240)	*
Other expense, net	(1,489)	(262)	(1,227)	*
* Not meaningful

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income was $6.9 million during the three months ended October 31, 2018, compared to $1.9 million in the same period a year ago. The increase in our interest income is associated with the increase in our investment portfolio primarily as a result of proceeds of approximately $220.9 million related to the common stock offering and $387.2 million related to the convertible note offering in March 2018 and, to a lesser extent, higher yields on invested funds.

Interest Expense

Interest expense represents interest expense associated with the $400.0 million aggregate principal amount of our Convertible Senior Notes that were issued in March 2018.

Interest expense was $4.2 million during the three months ended October 31, 2018, compared to less than $0.1 million of interest expense in the same period a year ago. The increase in our interest expense is due to the non-cash interest expense of $3.0 million related to the amortization of debt discount and issuance costs, and stated interest of $1.2 million associated with the Convertible Senior Notes issued in March 2018.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

Other expense, net increased by $1.2 million during the three months ended October 31, 2018, as compared to the same period a year ago. We realized a net currency exchange loss of $1.5 million in the current period resulting from exchange rate movements for transactions denominated in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Japanese Yen, Malaysian Ringgit, and Polish Zloty.
Benefit from Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

	Three Months Ended October 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	$(3,307)	$(22,155)	$(18,848)	(85)%
Effective tax rate	(152)%	71%

We recognized an income tax benefit of $3.3 million and $22.2 million for the three months ended October 31, 2018 and 2017, respectively. The decrease in tax benefit for the three months ended October 31, 2018 compared to the same period a year ago was due to an income position before income taxes in the current period compared to a loss position before income taxes for the same period a year ago. The effective tax rate of (152)% for the three months ended October 31, 2018, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, and certain non-deductible expenses including executive compensation.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law which substantially changed U.S. tax law, including a reduction in the U.S. corporate income tax rate to 21% effective January 1, 2018 and several provisions that may impact us in current and future periods.
The Tax Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. Under U.S. GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We have elected the current period expense method. These provisions of the Tax Act became effective for us beginning on August 1, 2018 and had no impact on our income tax benefit for the three months ended October 31, 2018.
The Internal Revenue Service and the U.S. Treasury Department may issue guidance or an interpretation of the Tax Act that is different from our interpretation. As additional guidance is issued, we may need to revise our estimates in future periods.
Liquidity and Capital Resources

Our principal sources of liquidity are as follows (in thousands):

	As of
	October 31, 2018	July 31, 2018
	Amount	Amount
Cash, cash equivalents, and investments	$1,228,946	$1,258,100
Working capital	$1,102,844	$997,319

Cash, Cash Equivalents, and Investments

Our cash and cash equivalents are primarily comprised of cash and liquid investments with remaining maturities of 90 days or less from the date of purchase, commercial paper and money market funds. Substantially all of our investments are comprised of corporate debt securities, U.S. government and agency debt securities, commercial paper and non-U.S. government securities, which include state, municipal and foreign government securities.

As of October 31, 2018, approximately $26.9 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter.
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, and expansion into other markets. We also anticipate investing in, or acquiring complementary businesses, applications or technologies, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(27,247)	$(31,248)
Net cash provided by (used in) investing activities	(18,484)	23,780
Net cash provided by financing activities	689	365
Cash Flows from Operating Activities
Net cash used in operating activities decreased by $4.0 million for the three months ended October 31, 2018, compared to the three months ended October 31, 2017. This decrease in operating cash used was primarily attributable to a $42.5 million increase in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items, partially offset by a $38.5 million decrease in cash used in working capital activity as compared to the same period a year ago.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $42.3 million for the three months ended October 31, 2018 as compared to cash provided by investing activities during the three months ended October 31, 2017 primarily due to $41.3 million in net cash outflows resulting from sales and purchases of marketable securities, and a $1.0 million increase in capital expenditures.

Cash Flows from Financing Activities
Net cash provided by financing activities increased by $0.3 million for the three months ended October 31, 2018, as compared to the three months ended October 31, 2017 due to the exercise of employee stock options.
Commitments and Contractual Obligations
Our primary contractual obligations consist of our Convertible Senior Notes due in 2025, obligations under operating leases for office facilities, and letters of credit.
See Notes 6 and 7 to the condensed consolidated financial statements for discussions of our Convertible Senior Notes, lease commitments, and letters of credit. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2018. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2018 for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
Through October 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of October 31, 2018 and July 31, 2018. Our cash, cash equivalents, and investments as of October 31, 2018 and July 31, 2018 were $1,228.9 million and $1,258.1 million, respectively, primarily consisting of cash, corporate bonds, U.S. agency debt securities, commercial paper, money market funds, and municipal debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a ten percent change in market interest rates would not be expected to have a material impact on our condensed consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Japanese Yen, Malaysian Ringgit, and Polish Zloty. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our services, our contracts with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended October 31, 2018 and 2017, we recorded foreign currency losses of $1.5 million and $0.3 million, respectively, as other expense in our condensed consolidated statement of operations due to unfavorable currency exchange rate movement against the U.S. Dollar. We will continue to experience fluctuations in foreign currency exchange rates, and if a ten percent change in foreign exchange rates occurs in the future, the resulting transaction gain or loss would be similar to that recorded for the three months ended October 31, 2018. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than the implementation of modules and procedures for our order management and revenue recognition functions to comply with ASC 606, identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act in our previously filed Annual Report on Form 10-K for the fiscal year ended July 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. Further, in light of the transition to ASC 606 for revenue recognition, our recent changes to the length of license agreements, and our increased cloud-based subscription services, among other ongoing changes to our business, it is challenging to forecast our quarterly and annual results. Moreover, the transition to ASC 606 has caused additional complexity to our financial statements, especially during this transition period, which could cause investors to misinterpret our reported results and trends in our underlying business.
We believe our ability to adjust spending quickly enough to compensate for a revenue shortfall is very limited and our inability to do so could magnify the adverse impact of a revenue shortfall on our results of operations. If we fail to achieve our quarterly forecasts, if our forecasts fall below the expectations of investors or research analysts, or if our actual results fail to meet the expectations of investors or research analysts, our stock price may decline.
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
Our quarterly growth in license revenue also may not match up to new orders we receive in a given quarter, which could mask the impact of seasonal variations. This mismatch is primarily due to the following reasons:

•	revenue recognition may not occur in the period when the order is placed due to certain revenue recognition criteria not being met;

•
we may enter into license agreements with future product delivery requirements or specified terms for product upgrades or functionality, which may require us to delay revenue recognition for the initial period; and

•	our subscription arrangements are recognized ratably and only a portion of the revenue from an order is recognized in the same fiscal period of the order.
Additionally, seasonal patterns may be affected by the timing of particularly large transactions. For example, in fiscal year 2019, we achieved higher revenue growth in the first fiscal quarter due to the effects of a single license agreement with a term of ten years.
Our revenue may fluctuate versus comparable prior periods or prior quarters within the same fiscal year based on the terms of the agreements and the timing of new orders executed in the quarter. Our ability to renew existing contracts for multiple year terms versus annual automatic renewals may also impact revenue recognition.
We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of DWP that will be managed by our solutions. However, in certain circumstances, our customers desire the ability to purchase our products on a perpetual license basis. Our perpetual license revenue is not necessarily consistent from period to period. In addition, a few of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of our contract terms for our licenses may lead to variability in our revenue and may affect our ability to show consistent growth in license revenue in subsequent periods.
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
To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering in addition to our on-premises offering. This adjustment to our business model requires a considerable investment of technical, financial, legal and sales resources. Our software and cloud services involve the storage and transmission of data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations and other liabilities for us. Our transition to cloud offerings will continue to divert resources and increase costs, especially in cost of license and subscription revenue, in any given period. Such investments may not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of public infrastructure, may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our applications. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. Furthermore, we may assume greater responsibilities for implementation related services during this transition. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. As with our stated history, the consequences in such circumstances could include: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated subscription or service fees.
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
Services margins may also decline if we are required to defer services revenue in connection with an engagement. This may happen if our term license and services are considered a combined performance obligation. In fiscal year 2017, for example, we deferred a significant amount of revenue and direct costs associated with one project, which reduced margins and reported services revenue during fiscal year 2017, and increased margins and services revenue during fiscal year 2018 when certain amounts of this deferred revenue and direct costs were recognized.
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
Our business strategy includes the potential acquisition of shares or assets of companies with software, technologies or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, in March 2016, we acquired EagleEye Analytics Inc., a provider of cloud-based predictive analytics products designed for P&C insurers; in August 2016, we acquired FirstBest Systems, Inc., a provider of an underwriting management system for P&C insurers; in February 2017, we acquired ISCS, Inc., a provider of a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality for P&C insurers; and in November 2017, we acquired Cyence, a Software-as-a-Service company that applies data science and risk analytics to enable P&C insurers to underwrite “21st century risks” such as terrorism, cybersecurity, and reputational risk. Each of these acquisitions was initially dilutive to earnings. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, we may be required to adjust the timing of revenue recognition from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with sales of existing products. A delay in the recognition of revenue from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins and may reduce the benefits of such acquisitions or alliances.
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
Additionally, many of our prospective customers operate firmly entrenched legacy systems, some of which have been in operation for decades. Our implementation cycles may be lengthy, variable and require the investment of significant time and expense by our customers. These expenses and associated operating risks attendant on any significant process of re-engineering and technology implementation, may cause customers to prefer maintaining legacy systems. Also, maintaining these legacy systems may be so time consuming and costly for our customers that they do not have adequate resources to devote to the purchase and implementation of our products. We also compete against technology consulting firms that either helped create such legacy systems or may own, in full or in part, subsidiaries that develop software and systems for the P&C insurance industry.
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
In addition, our industry is evolving rapidly and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-

based solutions, which could reduce demand for our offerings. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. This may increase our costs more than we anticipate and may adversely impact our results of operations.
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
The nature of our business requires the application of revenue and expense recognition rules that require management to make estimates and assumptions. Additionally, changes in accounting guidance on revenue recognition, such as contained in ASC 606, have and may cause us to experience greater volatility in our quarterly and annual results.  If we are unsuccessful in adapting our business to the requirements of the new standards, or in clearly explaining to stockholders how those standards affect reporting of our results of operations, our stock price may decline.
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
While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our reported revenue and results of operations could be significantly impacted, as they were by the adoption of ASC 606.
The accounting rules and regulations that we must comply with are complex. Additionally, the Financial Accounting Standards Board (the “FASB”) and the SEC have focused on the integrity of financial reporting, and many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements.
The FASB issued ASC 606, accounting guidance on revenue recognition, that became effective for us on August 1, 2018. The standard permits the use of either the full retrospective or modified retrospective method. We selected the modified retrospective method. Any change in how we recognize revenue can have a significant impact on our quarterly or annual financial results from operations, and we recorded a net increase to opening retained earnings of $35.6 million as of August 1, 2018 due to the cumulative impact of adopting ASC 606 using the modified retrospective method. This amount primarily represents revenue that would have been recognized in fiscal year 2019 under old guidance, but would have been recognized prior to fiscal year 2019 under new guidance and now will not be recognized as revenue. The implementation of ASC 606 could cause the following risks:

•	Investors’ misunderstanding of our business and underlying trends and what they could mean for the underlying success of our business;

•	Misinterpretation of historic and future trends;

•	We could make mistakes in explaining our historical results or new known trends under ASC 606; and

•	The SEC may question or disagree with our accounting under ASC 606, a new revenue recognition standard.
In order to reduce the risk of financial statement volatility, we revised our contracting practices primarily by shortening the initial non-refundable term of our licenses. If we are unsuccessful in adapting our business to the requirements of the new revenue standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline. In addition to greater volatility, the application of this new standard may result in a material adverse effect on our recognized revenue and net income, despite no change in associated cash flows. Further, under ASC 606, more judgment and estimates will be required within the revenue recognition process than was required under previous U.S. GAAP. We currently anticipate that this standard could create additional volatility in our reported revenue and results of operations, which could negatively impact our stock price.
We have implemented a new enterprise resource planning system as well as other accounting and sales systems. If these new systems prove ineffective, or if we experience issues with the transition from our current systems, we may be unable to timely or accurately prepare financial reports, or invoice and collect from our customers.
In fiscal year 2017, we began the process of implementing a new enterprise resource planning (“ERP”) system and other accounting systems, including a new revenue reporting system in advance of our adoption of ASC 606.  These systems are critical for accurately maintaining books and records and preparing our financial statements. We have completed the transition to our new ERP system and have begun using the new revenue reporting system at the beginning of fiscal year 2019.  While we have invested significant amounts, including for additional personnel and third-party consultants, to implement these systems, we cannot assure you that we will not experience difficulties following the transition. Any errors in our new ERP system could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, file our quarterly or annual reports with the SEC, and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Data integrity problems or other issues may be discovered even though the transition is complete which, if not corrected, could impact our business, reputation, reporting, disclosures or results of operations. If we encounter unforeseen difficulties with our new ERP and revenue systems, there will be additional demands on our management team and our business, operations and results of operations could be adversely affected.
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
We sell our products and services to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2018, 2017 and 2016, $244.1 million, $213.1 million and $193.5 million of our revenue, respectively, was derived from outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	unique terms and conditions in contract negotiations imposed by customers in foreign countries;

•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•	the need to localize our products and licensing and subscription programs for international customers;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	increased exposure to fluctuations in currency exchange rates;

•	highly inflationary international economies, such as Argentina;

•	the burdens and costs of complying with a wide variety of foreign laws and legal standards;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;

•	compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	weaker protection of intellectual property rights in some countries;

•	multiple and possibly overlapping tax regimes;

•	government sanctions that may interfere with our ability to sell into particular countries, such as Russia; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.
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
Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Japanese Yen, Malaysian Ringgit, and Polish Zloty.
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
Among other changes, the European Union (the “EU”) Commission has formally adopted a new mechanism for the transfer of personal data from the EU to the United States, branded the “EU-US Privacy Shield” (“Privacy Shield”). We are currently certified with the U.S. Department of Commerce to comply with the Privacy Shield Framework, however, companies will continue to face uncertainty to the extent they operate in both jurisdictions and transfer any Personal Data between the two. If we are investigated by a European data protection authority and found to be out of compliance, we could face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
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
Preparing our condensed consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be detected and could result in a material misstatement of our condensed consolidated financial statements. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that as a publicly-traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.
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
We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Tax Act, the consequences of which have not yet been fully determined. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition and results of operations.
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

Risks Related to Our Indebtedness

Servicing our indebtedness requires a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Convertible Senior Notes or to repurchase the Convertible Senior Notes upon a fundamental change, which could adversely affect our business and results of operations.
As of October 31, 2018, we had outstanding an aggregate principal amount of $400.0 million of the Convertible Senior Notes. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
Pursuant to their terms, holders may convert their Convertible Senior Notes at their option prior to the scheduled maturities of their Convertible Senior Notes under certain circumstances. Upon conversion of the Convertible Senior Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be obligated to make cash payments. In addition, holders of our Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the Indenture, dated as of March 13, 2018, between the Company and U.S. Bank National Association, as trustee (the “Trustee”) (the “Base Indenture”), as amended and supplemented by the First Supplemental Indenture, dated as of March 13, 2018, between the Company and the Trustee (together with the Base Indenture, the “Indenture”)) at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. Although it is our intention and we currently expect to have the ability to settle the Convertible Senior Notes in cash, there is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor or Convertible Senior Notes being converted. In addition, our ability to make payments may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Convertible Senior Notes as required by such Indenture would constitute a default under such Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof.
Our ability to make scheduled payments of the principal and interest on our indebtedness when due or to make payments upon conversion or repurchase demands with respect to our Convertible Senior Notes, or to refinance our indebtedness as we may need or desire, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness, and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms or at all, which could result in a default on our existing or future indebtedness and have a material adverse effect on our business, results of operations and financial condition.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the notes is triggered, holders of our Convertible Senior Notes will be entitled to convert the Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Senior Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Convertible Senior Notes may affect the value of our common stock.
The conversion of some or all of the Convertible Senior Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Convertible Senior Notes. Our Convertible Senior Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Convertible Senior Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
In connection with the issuance of the Convertible Senior Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Senior Notes. This activity could cause a decrease in the market price of our common stock.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, could have a material effect on our reported financial results.
Under FASB Accounting Standards Codification 470-20 (“ASC 470-20”), Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Convertible Senior Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our condensed consolidated balance sheets as an original issue discount to the Convertible Senior Notes, which reduces their initial carrying value. The carrying value of the Convertible Senior Notes, net of the discount recorded, will be accreted up to the principal amount of the notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our condensed consolidated statement of operations.

Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Senior Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Senior Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Senior Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Senior Notes, then our diluted earnings per share would be adversely affected.

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

Date:	December 6, 2018	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer (Principal Financial and Accounting Officer)