Form 10-Q
period 2019-01-31
Guidewire Software, Inc.
filed 2019-03-07
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On February 28, 2019, the registrant had 81,414,683 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Part II - Other Information - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•	growth prospects of the property & casualty (“P&C”) insurance industry and our company;

•	the developing market for subscription services and uncertainties attendant on emerging sales and delivery models;

•	trends in future sales, including the mix of licensing and subscription models and seasonality;

•	our competitive environment and changes thereto;

•	competitive attributes of our software applications and delivery models;

•	challenges to further increase sales outside of the United States;

•	our research and development investment and efforts;

•	expenses to be incurred, and benefits to be achieved from our acquisitions;

•	our gross and operating margins and factors that affect such margins;

•	our provision for tax liabilities, judgments related to revenue recognition, and other critical accounting estimates;

•	the impact of new accounting standards and any contractual changes we have made in anticipation of such changes;

•	our exposure to market risks, including geographical and political events that may negatively impact our customers; and

•	our ability to satisfy future liquidity requirements.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2019	July 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$360,169	$437,140
Short-term investments	706,203	630,008
Accounts receivable, net of allowances of $1,175 and $1,062, respectively	119,699	124,849
Unbilled accounts receivable, net	47,493	—
Prepaid expenses and other current assets	30,234	30,510
Total current assets	1,263,798	1,222,507
Long-term investments	171,873	190,952
Unbilled accounts receivable, net	11,459	—
Property and equipment, net	30,017	18,595
Intangible assets, net	81,037	95,654
Goodwill	340,877	340,877
Deferred tax assets, net	83,922	87,482
Other assets	35,330	22,525
TOTAL ASSETS	$2,018,313	$1,978,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,967	$30,635
Accrued employee compensation	44,448	60,135
Deferred revenue, net	90,979	114,138
Other current liabilities	13,276	20,280
Total current liabilities	169,670	225,188
Convertible senior notes, net	311,141	305,128
Deferred revenue, net	21,381	23,758
Other liabilities	1,739	774
Total liabilities	503,931	554,848
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,346,620	1,297,979
Accumulated other comprehensive loss	(7,554)	(7,748)
Retained earnings	175,308	133,505
Total stockholders’ equity	1,514,382	1,423,744
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,018,313	$1,978,592
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Revenue:
License and subscription	$87,124	$84,221	$181,393	$114,314
Maintenance	21,264	19,110	42,267	38,040
Services	60,878	60,457	125,289	119,605
Total revenue	169,266	163,788	348,949	271,959
Cost of revenue:
License and subscription	14,739	9,040	28,069	15,755
Maintenance	3,954	3,593	7,822	7,060
Services	60,937	55,136	126,198	107,848
Total cost of revenue	79,630	67,769	162,089	130,663
Gross profit:
License and subscription	72,385	75,181	153,324	98,559
Maintenance	17,310	15,517	34,445	30,980
Services	(59)	5,321	(909)	11,757
Total gross profit	89,636	96,019	186,860	141,296
Operating expenses:
Research and development	46,471	43,657	91,967	79,368
Sales and marketing	31,173	31,961	63,492	55,571
General and administrative	17,541	21,066	35,886	39,737
Total operating expenses	95,185	96,684	191,345	174,676
Loss from operations	(5,549)	(665)	(4,485)	(33,380)
Interest income	7,553	1,573	14,404	3,485
Interest expense	(4,287)	(7)	(8,531)	(11)
Other income (expense), net	1,148	1,658	(341)	1,396
Income (loss) before income taxes	(1,135)	2,559	1,047	(28,510)
Provision for (benefit from) income taxes	(1,891)	48,114	(5,198)	25,959
Net income (loss)	$756	$(45,555)	$6,245	$(54,469)
Net income (loss) per share:
Basic	$0.01	$(0.59)	$0.08	$(0.72)
Diluted	$0.01	$(0.59)	$0.08	$(0.72)
Shares used in computing net income (loss) per share:
Basic	81,217,511	76,859,040	81,058,562	76,023,237
Diluted	82,191,668	76,859,040	82,289,773	76,023,237

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net income (loss)	$756	$(45,555)	$6,245	$(54,469)
Other comprehensive income (loss):
Foreign currency translation adjustments	235	2,124	(577)	1,428
Unrealized gains (losses) on available-for-sale securities	1,485	(457)	1,285	(592)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	(288)	122	(241)	167
Reclassification adjustment for realized (gains) losses included in net income (loss)	(273)	—	(273)	15
Other comprehensive income (loss)	1,159	1,789	194	1,018
Comprehensive income (loss)	$1,915	$(43,766)	$6,439	$(53,451)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2017	75,362,109	$8	$850,705	$(6,567)	$144,255	$988,401
Net loss	—	—	—	—	(45,555)	(45,555)
Issuance of common stock upon exercise of stock options	36,694	—	362	—	—	362
Issuance of common stock upon vesting of Restricted Stock Units (“RSU”)	311,119	—	—	—	—	—
Stock-based compensation	—	—	25,035	—	—	25,035
Foreign currency translation adjustment	—	—	—	2,124	—	2,124
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(335)	—	(335)
Issuance of common stock for Cyence acquisition	1,569,238	—	117,457	—	—	117,457
Balance as of January 31, 2018	77,279,160	$8	$993,559	$(4,778)	$98,700	$1,087,489

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2017	75,007,625	$8	$830,014	$(5,796)	$69,055	$893,281
Net loss	—	—	—	—	(54,469)	(54,469)
Issuance of common stock upon exercise of stock options	59,078	—	729	—	—	729
Issuance of common stock upon vesting of RSUs	643,219	—	—	—	—	—
Stock-based compensation	—	—	44,170	—	—	44,170
Issuance of common stock for Cyence acquisition	1,569,238	—	117,935	—	—	117,935
Foreign currency translation adjustment	—	—	—	1,428	—	1,428
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(410)	—	(410)
Adoption of ASU 2016-09 and related tax impact	—	—	711	—	84,114	84,825
Balance as of January 31, 2018	77,279,160	$8	$993,559	$(4,778)	$98,700	$1,087,489

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2018	81,009,507	$8	$1,321,878	$(8,713)	$174,552	$1,487,725
Net income	—	—	—	—	756	756
Issuance of common stock upon exercise of stock options	68,120	—	413	—	—	413
Issuance of common stock upon vesting of RSUs	312,878	—	—	—	—	—
Stock-based compensation	—	—	24,329	—	—	24,329
Foreign currency translation adjustment	—	—	—	235	—	235
Unrealized gain on available-for-sale securities, net of tax	—	—	—	924	—	924
Balance as of January 31, 2019	81,390,505	$8	$1,346,620	$(7,554)	$175,308	$1,514,382

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	80,611,698	$8	$1,297,979	$(7,748)	$133,505	$1,423,744
Net income	—	—	—	—	6,245	6,245
Issuance of common stock upon exercise of stock options	142,818	—	1,102	—	—	1,102
Issuance of common stock upon vesting of RSUs	684,957	—	—	—	—	—
Cancellation of Restricted Stock Awards (“RSA”)	(48,968)	—	—	—	—	—
Stock-based compensation	—	—	47,539	—	—	47,539
Foreign currency translation adjustment	—	—	—	(577)	—	(577)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	771	—	771
Adoption of ASC 606	—	—	—	—	35,558	35,558
Balance as of January 31, 2019	81,390,505	$8	$1,346,620	$(7,554)	$175,308	$1,514,382

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,245	$(54,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,442	16,315
Amortization of debt discount and issuance costs	6,013	—
Stock-based compensation	47,686	44,655
Charges to bad debt and revenue reserves	352	—
Deferred income tax	(7,340)	24,287
Amortization of premium (accretion of discount) on available-for-sale securities	(3,816)	361
Other non-cash items affecting net income (loss)	515	—
Changes in operating assets and liabilities:
Accounts receivable	4,414	(16,345)
Unbilled accounts receivable	(30,190)	—
Prepaid expenses and other assets	(66)	(3,139)
Accounts payable	(14,475)	4,834
Accrued employee compensation	(15,262)	(17,547)
Deferred revenue	(27,650)	16,690
Other liabilities	1,111	804
Net cash provided by (used in) operating activities	(13,021)	16,446
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(462,902)	(110,820)
Sales and maturities of available-for-sale securities	410,583	170,316
Purchases of property and equipment	(11,006)	(4,620)
Capitalized software development costs	(1,103)	(769)
Net cash used in investing activities	(64,428)	(76,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,103	727
Net cash provided by financing activities	1,103	727
Effect of foreign exchange rate changes on cash and cash equivalents	(625)	1,207
NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,971)	(57,889)
CASH AND CASH EQUIVALENTS—Beginning of period	437,140	263,176
CASH AND CASH EQUIVALENTS—End of period	$360,169	$205,287
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$2,540	$1,677
Accruals for purchase of property and equipment	$3,609	$1,497
Accruals for capitalized software costs	$75	$40

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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and accompanying notes include the Company and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018, except for changes to revenue recognition, customer acquisition costs, and costs to fulfill a contract resulting from the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”).
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Significant items subject to such estimates include, but are not limited to, revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, fair value of convertible senior notes, valuation of goodwill and intangible assets, software development costs to be capitalized, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates.

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

Investments

 Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All current investments have been classified as available-for-sale.

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

Software Development Costs

Certain on-premise software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Costs incurred subsequent to the establishment of technological feasibility have not been material and, therefore, all software development costs related to on-premise software have been charged to research and development expense in the accompanying consolidated statements of operations as incurred.

For qualifying costs incurred for computer software developed for internal use, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, capitalized costs are amortized to cost of revenue over the estimated useful life of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s condensed consolidated statements of operations. Capitalized software development costs are recorded in property and equipment on the Company’s condensed consolidated balance sheets.
Impairment of Long-Lived Assets, Intangible Assets, and Goodwill
The Company evaluates its long-lived assets, consisting of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amount of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the assets over the estimated fair value of the assets.
The Company tests goodwill for impairment annually, during the fourth quarter of each fiscal year, and in the interim whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In performing the qualitative assessment, the Company considers events and circumstances, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in the price of the Company’s common stock. If, after assessing the totality of events or circumstances, the

Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed. There have been no goodwill impairments during the periods presented.
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
No customer individually accounted for 10% or more of the Company’s revenue in any of the periods presented or for 10% or more of the Company’s accounts receivable as of January 31, 2019 and July 31, 2018.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amounts and do not bear interest. While the Company does not require collateral, the Company performs ongoing credit evaluations of its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. The expectation of collectability is based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts.
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

i.
capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from the Company or third parties, and

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
Term licenses generally have a two-year initial term with a customer option to renew on an annual basis after the initial term. Maintenance for term licenses follows the same contract periods. Subscriptions are typically sold with a three- to five-year initial term with a customer option to renew on an annual basis after the initial term. Professional services typically are time and materials contracts that last for an average period of approximately one year.
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with maintenance, implementation services or training services. Some of the Company’s performance obligations, such as maintenance, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.
Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company recognizes revenue when control of the services or products are transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company is principally responsible for the satisfaction of its distinct performance obligations, which are satisfied either at a point in time or over a period of time.
Performance obligations satisfied at a point in time
On-premise software licenses
On-premise term and perpetual software licenses comprise the majority of distinct performance obligations that are satisfied at a point in time. Revenue is recognized at the point in which the on-premise software licenses are made available to a customer. Consideration for on-premise software licenses is typically billed in advance on an annual basis over the license term.
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
Maintenance activities
Revenue from maintenance activities associated with on-premise licenses is a stand-ready obligation, which is recognized over the contractually agreed-upon term using a time-based measure of progress as customers receive benefits from the availability of support technicians over the support period. Consideration for maintenance activities is typically billed in advance on an annual basis. The Company’s maintenance activities are consistently priced as a percentage of the associated on-premise software license.
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
When professional services are sold with an on-premise license or subscription arrangement, the Company evaluates whether the performance obligations are distinct or separately identifiable, or whether they constitute a single performance obligation. In the limited cases where professional services are not considered to be distinct from the on-premise license or subscription services, the Company will recognize revenue based on the nature and term of the combined performance obligation when control of the combined performance obligation is transferred to the customer.

Contract Costs

Contract costs consists of two components, customer acquisition costs and costs to fulfill a contract.

Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract, and mainly consist of sales commissions paid to sales personnel and their related taxes. Capitalized customer acquisition costs related to software licenses, subscriptions, and support services are amortized over the anticipated period of time that such goods and services are expected to be provided to a customer, which the Company estimates to be approximately five years. The amortization of customer acquisition costs is classified as a sales and marketing expense in the condensed consolidated statement of operations.

Costs to fulfill a contract, or fulfillment costs, mainly consist of royalties payable to third-party software providers that support both the Company’s software offerings and support services. Fulfillment costs are only capitalized if they relate directly to a contract with a customer, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. Fulfillment costs would be generally amortized over the same period of time as the customer acquisition costs. The amortization of fulfillment costs is classified as a cost of revenue.
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three and six months ended January 31, 2019 and 2018.
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
The fair value of the Company’s RSAs, RSUs, and PSUs is equal to the market value of the Company’s common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of four years. The Company recognizes compensation expense for awards that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards that contain either performance conditions, market conditions, or both using the graded vesting method.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities by using enacted tax rates in effect for the year in which the difference is expected to reverse. All deferred tax assets and liabilities are classified as non-current on the Company’s condensed consolidated balance sheets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that some portion or all of such deferred tax assets will not be realized and is based on both positive and negative evidence about the future, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

The effective tax rate in any given financial statement period may differ materially from the statutory rate. These differences may be caused by changes in tax regulations and resulting changes in the deferred tax valuation allowance; changes in the mix and level of income or losses; changes in the expected outcome of tax audits; permanent differences for stock-based compensation, including excess tax benefits; research and development credits; the tax rate differences between the United States and foreign countries; foreign withholding taxes; certain non-deductible expenses, including executive compensation; acquisition-related expenses; and provisions under the Tax Cuts and Jobs Act (“Tax Act”), including a provision to tax global intangible low-taxed income of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax that may tax certain payments between a U.S. corporation and its foreign subsidiaries.
The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statement of operations.
Recently Adopted Accounting Pronouncements
Interim Disclosure Requirement: Changes in Stockholders’ Equity
In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification, which requires public companies to disclose the changes in each caption of stockholders’ equity and non-controlling interests for the current and comparative year-to-date periods, with subtotals for each interim period and the amount of dividends per share for each class of shares. This rule is effective for interim periods, beginning after November 5, 2018, with early adoption permitted. The Company has presented this disclosure beginning with its fiscal quarter ended January 31, 2019.
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
The Company recorded a net increase to opening retained earnings of $35.6 million as of August 1, 2018 due to the cumulative impact of adopting ASC 606 using the modified retrospective method. The cumulative impact results from the differences between applying ASC 606 as opposed to applying ASC 605 to existing contracts that were not yet completed as of the date of initial adoption. For contracts completed before August 1, 2018, the Company has not retrospectively applied ASC 606 to the contracts.

Under ASC 606, contracts with customers are reflected in the condensed consolidated balance sheets as follows:
•Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of the allowance for doubtful accounts as part of current assets on the condensed consolidated balance sheets.
•Unbilled accounts receivable, net represents revenue recognized prior to the end of the reporting period for performance on a portion of the contract in advance of both billing the customer and receiving consideration. Under ASC 606, this balance represents our contract assets.
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

The Company may receive consideration from its customers in advance of performance on a portion of the contract and, on another portion of the contract, perform in advance of receiving consideration. Contract assets and liabilities related to rights and obligations in a contract are interdependent. Therefore, contract assets and liabilities are presented net at the contract level, as either a single contract asset or a single contract liability, on the condensed consolidated balance sheets.
The following table summarizes the impact to the financial statement line items within the condensed consolidated balance sheets as a result of the initial adoption of ASC 606 (in thousands):

	Balances reported as of July 31, 2018	Cumulative effect adjustment due to adoption of ASC 606	Adjusted beginning balance as of August 1, 2018
Unbilled accounts receivable, net	$—	$28,762	$28,762
Contract costs, net	—	12,932	12,932
Deferred tax asset, net	87,482	(10,612)	76,870
Prepaid expenses and other assets	53,035	(239)	52,796
Other liabilities	(21,054)	7,055	(13,999)
Deferred revenue, net	(137,896)	(2,341)	(140,237)
Retained earnings	(133,505)	(35,558)	(169,063)

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
The following table summarizes the financial statement line items within the condensed consolidated balance sheets as of January 31, 2019 that were impacted as a result of the adoption of ASC 606 (in thousands):

	As Reported	Change	As if presented under ASC 605
Unbilled accounts receivable, net	$58,952	$(58,952)	$—
Contract costs, net(1)	16,614	(16,614)	—
Deferred tax asset, net	83,922	36,240	120,162
Prepaid expenses and other assets	48,950	1,431	50,381
Other liabilities	(15,015)	(7,673)	(22,688)
Deferred revenue, net	(112,360)	(75,648)	(188,008)
Retained earnings	(175,308)	117,915	(57,393)
(1)The short- and long-term portions of this balance are reported in ‘Prepaid expenses and other current assets’ and ‘Other assets,’ respectively, on the condensed consolidated balance sheets.
The difference between the 'As Reported' amounts and the 'As if presented under ASC 605' amounts within the condensed consolidated balance sheets is due to the same considerations described above with respect to the transition adjustments as a result of the adoption of ASC 606.
The following table summarizes the financial statement line items within the condensed consolidated statement of operations that were impacted as a result of the adoption of ASC 606 for the three months ended January 31, 2019 (in thousands):

	As Reported	Change	As if presented under ASC 605
Revenue:
License and subscription	$87,124	$(39,330)	$47,794
Maintenance	21,264	357	21,621
Services	60,878	4,996	65,874
Total revenue	169,266	(33,977)	135,289
Cost of revenue	79,630	(285)	79,345
Gross profit	89,636	(33,692)	55,944
Total operating expenses	95,185	2,409	97,594
Loss from operations	(5,549)	(36,785)	(42,334)
Other income (expense), net	4,414	(421)	3,993
Benefit from income taxes	(1,891)	(8,724)	(10,615)
Net income (loss)	$756	$(28,481)	$(27,725)
Net income (loss) per share	$0.01	$(0.35)	$(0.34)

The following table summarizes the financial statement line items within the condensed consolidated statement of operations that were impacted as a result of the adoption of ASC 606 for the six months ended January 31, 2019 (in thousands):

	As Reported	Change	As if presented under ASC 605
Revenue:
License and subscription	$181,393	$(110,487)	$70,906
Maintenance	42,267	994	43,261
Services	125,289	4,906	130,195
Total revenue	348,949	(104,587)	244,362
Total cost of revenue	162,089	(327)	161,762
Gross profit	186,860	(104,260)	82,600
Total operating expenses	191,345	2,714	194,059
Loss from operations	(4,485)	(107,674)	(112,159)
Other income (expense), net	5,532	(312)	5,220
Benefit from income taxes	(5,198)	(25,632)	(30,830)
Net income (loss)	$6,245	$(82,354)	$(76,109)
Net income (loss) per share	$0.08	$(1.02)	$(0.94)

The difference between the 'As Reported' amounts and the 'As if presented under ASC 605' amounts within revenue is primarily due to term license fees for the entire committed term being recognized upfront as reported under ASC 606 rather than annually or ratably under ASC 605 and subscription arrangements with escalating annual fees that are recognized ratably over the committed term under ASC 606, rather than as escalating fees in each year under ASC 605, partially offset by the difference in revenue recognized associated with a fixed fee contract. Also, hosting fees associated with our subscriptions are classified as subscription revenue under ASC 606 instead of services revenue under ASC 605.
The impact to the condensed consolidated statements of cash flows for the six months ended January 31, 2019 as a result of adopting ASC 606 was not significant.
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
Recent Accounting Pronouncements Not Yet Adopted
Leases (Topic 842): Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will be effective for the Company beginning August 1, 2019, and earlier adoption is permitted. The Company is evaluating the impact this guidance will have on its 2020 fiscal year and subsequent periods, and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASC 842, which will increase total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

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

2.	Revenue

Disaggregation of Revenue
Revenue for the three months ended January 31, 2019 by revenue type and by geography is as follows (in thousands):

	License and subscription	Maintenance	Services	Total
Geography:
United States	$59,361	$13,291	$41,449	$114,101
Canada	8,748	2,272	2,514	13,534
Other Americas	385	1,100	1,581	3,066
Total Americas	68,494	16,663	45,544	130,701
United Kingdom	7,146	1,178	3,053	11,377
Other EMEA	7,170	1,749	7,801	16,720
Total EMEA	14,316	2,927	10,854	28,097
Total APAC	4,314	1,674	4,480	10,468
Total revenue	$87,124	$21,264	$60,878	$169,266

Revenue for the six months ended January 31, 2019 by revenue type and by geography is as follows (in thousands):

	License and subscription	Maintenance	Services	Total
Geography:
United States	$97,896	$26,412	$85,160	$209,468
Canada	18,170	4,421	5,231	27,822
Other Americas	973	2,181	3,502	6,656
Total Americas	117,039	33,014	93,893	243,946
United Kingdom	15,633	2,309	5,753	23,695
Other EMEA	24,546	3,612	17,301	45,459
Total EMEA	40,179	5,921	23,054	69,154
Total APAC	24,175	3,332	8,342	35,849
Total revenue	181,393	42,267	125,289	348,949
Revenue for the three and six months ended January 31, 2019 by major product or service type is as follows (in thousands):

	Three Months Ended January 31,	Six Months Ended January 31,
	2019	2019
License and subscription
Term license	$72,002	$150,928
Subscription	14,770	30,113
Perpetual license	352	352
Maintenance	21,264	42,267
Services	60,878	125,289
Total revenue	$169,266	$348,949
Customer Contract - Related Balance Sheet Amounts
The Company generally invoices customers in annual installments payable in advance. The difference between the timing of revenue recognition and the timing of billings results in the recognition of unbilled accounts receivable or deferred revenue in the condensed consolidated balance sheets. Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as of August 1, 2018 and January 31, 2019 as follows (in thousands):

	Beginning balance as of August 1, 2018 as adjusted	Ending balance as of January 31, 2019 as reported
Unbilled accounts receivable, net	$28,762	$58,952
Contract costs, net(1)	12,932	16,614
Deferred revenue, net	(140,237)	(112,360)
(1)The short- and long-term portions of this balance are reported in ‘Prepaid expenses and other current assets’ and ‘Other assets,’ respectively, on the condensed consolidated balance sheets.

Unbilled accounts receivable
Unbilled accounts receivable includes those amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of time-based software licenses to customers up-front, but invoices customers annually over the term of the license, which is typically two years. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the condensed consolidated balance sheets and the anticipated due date of the underlying receivables. During the three and six months ended January 31, 2019, $5.2 million and $7.6 million, respectively, of the Company's unbilled contract revenue balance as of August 1, 2018 became an unconditional right to payment and was billed to its customers.

Contract costs
Contract costs consist of customer acquisition costs and costs to fulfill a contract, which includes commissions and their related taxes, royalties, and referral fees. Contract costs are classified as either current or non-current based on the duration of time remaining between the date of the condensed consolidated balance sheets and the anticipated amortization date of the associated costs. The current portion of contract costs in the amount of $3.1 million is included in prepaid and other current assets on the Company’s condensed consolidated balance sheets. The non-current portion of contract costs in the amount of $13.5 million is included in other assets on the Company’s condensed consolidated balance sheets. The Company amortized $1.3 million and $2.4 million of contract costs during the three and six months ended January 31, 2019, respectively.
Deferred revenue
Deferred revenue consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the 12-month period following the date of the condensed consolidated balance sheets is recorded as current, and the remaining deferred revenue is recorded as non-current. During the three and six months ended January 31, 2019, the Company recognized revenue of $34.8 million and $85.0 million, respectively, related to the Company’s deferred revenue balance reported as of August 1, 2018.
Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis. The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied was $169.1 million as of January 31, 2019. Subscription services are typically satisfied over three to five years, maintenance services are generally satisfied within one year, and professional services are typically satisfied within one year.

3.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	January 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$7,084	$—	$(12)	$7,072
Commercial paper	438,248	4	(21)	438,231
Corporate bonds	516,999	416	(292)	517,123
U.S. Government bonds	65,187	6	(5)	65,188
Foreign government bonds	9,340	30	—	9,370
Certificates of deposit	88,501	30	(6)	88,525
Money market funds	57,403	—	—	57,403
Total	$1,182,762	$486	$(336)	$1,182,912

	July 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$9,000	$—	$(27)	$8,973
Commercial paper	471,966	4	(141)	471,829
Corporate bonds	432,234	69	(763)	431,540
U.S. Government bonds	89,986	—	(55)	89,931
Foreign government bonds	9,306	7	(1)	9,312
Certificate of deposit	81,985	53	(8)	82,030
Money market funds	90,766	—	—	90,766
Total	$1,185,243	$133	$(995)	$1,184,381
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time that individual securities have been in an unrealized loss position (in thousands):

	January 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$7,072	$(12)	$—	$—	$7,072	$(12)
Commercial paper	438,231	(21)	—	—	438,231	(21)
Corporate bonds	359,383	(240)	157,741	(52)	517,124	(292)
U.S. Government bonds	65,188	(5)	—	—	65,188	(5)
Foreign government bonds	5,247	—	4,123	—	9,370	—
Certificate of deposit	78,516	(6)	10,009		88,525	(6)
Total	$953,637	$(284)	$171,873	$(52)	$1,125,510	$(336)

As of January 31, 2019, the Company had 149 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at January 31, 2019 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.

The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	January 31, 2019
	Less Than 12 Months	12 to 24 Months	Total
U.S. Government agency securities	$7,072	$—	$7,072
Commercial paper	438,231	—	438,231
Corporate bonds	359,382	157,741	517,123
U.S. Government bonds	65,188	—	65,188
Foreign government bonds	5,247	4,123	9,370
Money market funds	57,403	—	57,403
Certificates of deposit	78,516	10,009	88,525
Total	$1,011,039	$171,873	$1,182,912

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Corporate bonds	$—	$6,101	$—	$6,101
Commercial paper	—	241,332	—	241,332
Money market funds	57,403	—	—	57,403
Total cash equivalents	57,403	247,433	—	304,836
Short-term investments:
U.S. Government agency securities	—	7,072	—	7,072
Commercial paper	—	196,899	—	196,899
U.S. Government bonds	—	65,188	—	65,188
Foreign government bonds	—	5,247	—	5,247
Corporate bonds	—	353,281	—	353,281
Certificates of deposit	—	78,516	—	78,516
Total short-term investments	—	706,203	—	706,203
Long-term investments:
Certificates of deposit	—	10,009	—	10,009
Corporate bonds	—	157,741	—	157,741
Foreign government bonds	—	4,123	—	4,123
Total long-term investments	—	171,873	—	171,873
Total	$57,403	$1,125,509	$—	$1,182,912

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$269,654	$—	$269,654
Corporate bonds	—	3,001	—	3,001
Money market funds	90,766	—	—	90,766
Total cash equivalents	90,766	272,655	—	363,421
Short-term investments:
U.S. Government agency securities	—	1,999	—	1,999
Commercial paper	—	195,376	—	195,376
U.S. Government bonds	—	89,931	—	89,931
Foreign government bonds	—	4,448	—	4,448
Corporate bonds	—	277,248	—	277,248
Certificate of deposit	—	61,006	—	61,006
Total short-term investments	—	630,008	—	630,008
Long-term investments:
U.S. Government agency securities	—	6,974	—	6,974
Certificate of deposit	—	21,024	—	21,024
Corporate bonds	—	151,291	—	151,291
Commercial paper	—	6,799	—	6,799
Foreign government bonds	—	4,864	—	4,864
Total long-term investment	—	190,952	—	190,952
Total	$90,766	$1,093,615	$—	$1,184,381

Convertible Senior Notes

The fair value of the Convertible Senior Notes was $408.0 million at January 31, 2019. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2019	July 31, 2018
Prepaid expenses	$12,950	$14,704
Contract costs	3,123	—
Deferred costs	6,272	9,120
Deposits and other receivables	7,889	6,686
Prepaid expenses and other current assets	$30,234	$30,510
Property and Equipment, net
Property and equipment consist of the following (in thousands):

	January 31, 2019	July 31, 2018
Computer hardware	$25,574	$24,879
Purchased software	4,756	4,664
Capitalized software development costs	4,560	3,978
Furniture and fixtures	5,260	4,217
Leasehold improvements	23,526	10,751
Total property and equipment	63,676	48,489
Less accumulated depreciation	(33,659)	(29,894)
Property and equipment, net	$30,017	$18,595
As of January 31, 2019 and July 31, 2018, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of software development costs, was $2.3 million and $1.9 million for each of the three months ended January 31, 2019 and 2018, respectively, and was $4.4 million and $3.8 million for each of the six months ended January 31, 2019 and 2018, respectively.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with the software development projects. The Company begins amortizing the capitalized software development costs once the technology applications are available for general release over the estimated lives of the applications, ranging from three to five years. The Company recognized approximately $0.3 million and $0.1 million in amortization expense in cost of revenue - license and subscription on the accompanying condensed consolidated statements of operations during the three months ended January 31, 2019 and 2018, respectively, and recognized approximately $0.6 million and $0.1 million during the six months ended January 31, 2019 and 2018, respectively.
Other assets
Other assets consists of the following (in thousands):

	January 31, 2019	July 31, 2018
Prepaid expenses	$2,179	$2,476
Contract costs	13,491	—
Deferred costs	8,988	9,377
Strategic investments	10,672	10,672
Other assets	$35,330	$22,525

The Company’s other assets includes a strategic equity investment in a privately-held company. The strategic investment is a non-marketable equity security, in which the Company does not have a controlling interest or the ability to exert significant influence. This investment does not have a readily determinable market value. The Company records this strategic investment at cost less impairment and adjusts cost for subsequent observable price changes. As of January 31, 2019 and July 31, 2018, there were no changes in the investment’s carrying value of $10.7 million.
Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the six months ended January 31, 2019 was as follows (in thousands):

Goodwill, July 31, 2018	$340,877
Changes in carrying value	—
Goodwill, January 31, 2019	$340,877

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		January 31, 2019			July 31, 2018
	Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	4.5	$93,600	$44,079	$49,521	$93,600	$34,189	$59,411
Customer contracts and related relationships	5.9	35,700	9,600	26,100	35,700	6,633	29,067
Partner relationships	9.0	200	63	137	200	52	148
Trademarks	7.0	2,500	446	2,054	2,500	268	2,232
Order backlog	4.4	8,700	5,475	3,225	8,700	3,904	4,796
Total intangible assets	5.0	$140,700	$59,663	$81,037	$140,700	$45,046	$95,654
Amortization expense was $7.3 million and $7.6 million for the three months ended January 31, 2019 and 2018, respectively, and was $14.6 million and $12.4 million for the six months ended January 31, 2019 and 2018, respectively. The future amortization expense for existing intangible assets as of January 31, 2019, based on their current useful lives, is as follows (in thousands):

Future Amortization
Fiscal year ending July 31,
2019 (remainder of fiscal year)	$14,495
2020	26,834
2021	19,965
2022	11,143
2023	3,799
Thereafter	4,801
Total future amortization expense	$81,037
Accounts Receivables

Accounts receivable, net consists of the following (in thousands):

	January 31, 2019	July 31, 2018
Accounts receivable	$120,874	$125,911
Allowance for doubtful accounts	(1,175)	(1,062)
Accounts receivable, net	$119,699	$124,849
Allowance for Doubtful Accounts
Changes to the allowance for doubtful accounts during the six months ended January 31, 2019 were as follows (in thousands):

Allowance for doubtful accounts as of July 31, 2018	$1,062
Charges to bad debt and revenue reserves	352
Write-offs, net	(239)
Allowance for doubtful accounts as of January 31, 2019	$1,175
Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	January 31, 2019	July 31, 2018
Bonus	$16,353	$31,273
Commission	4,163	7,287
Vacation	13,002	13,132
Salaries, payroll taxes and benefits	10,930	8,443
Total accrued employee compensation	$44,448	$60,135

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$756	$(45,555)	$6,245	$(54,469)
Net income (loss) per share:
Basic	$0.01	$(0.59)	$0.08	$(0.72)
Diluted	$0.01	$(0.59)	$0.08	$(0.72)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	81,217,511	76,859,040	81,058,562	76,023,237
Weighted average effect of dilutive stock options	238,436	—	280,481	—
Weighted average effect of dilutive stock awards	735,721	—	950,730	—
Diluted	82,191,668	76,859,040	82,289,773	76,023,237

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Stock options to purchase common stock	—	657,271	—	601,370
Stock awards	923,640	3,474,549	660,386	3,222,956

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three and six months ended January 31, 2019, the Company’s weighted average common stock price was below the conversion price of the Convertible Senior Notes.

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

The net carrying value of the liability component, unamortized debt discount and issuance costs of the Convertible Senior Notes was as follows (in thousands):

January 31, 2019
Principal	$400,000
Less unamortized:
Debt discount	79,848
Debt issuance cost	9,011
Net carrying amount	$311,141

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands, except for percentages):

	Three Months Ended January 31, 2019	Six Months Ended January 31, 2019
Contractual interest expense	$1,250	$2,500
Amortization of debt discount	2,765	5,495
Amortization of debt issuance costs	262	517
Total	$4,277	$8,512
Effective interest rate of the liability component	5.53%	5.53%

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

Leases

The Company leases certain facilities and equipment under operating leases. Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over the terms of the various leases, was $3.6 million and $2.1 million for the three months ended January 31, 2019 and 2018, respectively, and was $6.0 million and $4.0 million for the six months ended January 31, 2019 and 2018, respectively.
In December 2017, the Company entered into a new lease agreement for its future headquarter facility and began recognizing rent expense in December 2018 when access and control of the premises was provided. The contractual lease term is expected to commence in June 2019 for a period of 10.5 years. Total payments committed under the lease are $126.4 million. In connection with this lease agreement, the Company also entered into an irrevocable stand-by letter of credit to guarantee the $1.8 million security deposit.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of January 31, 2019 or July 31, 2018. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2019 or July 31, 2018. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

8. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Total stock-based compensation	$24,329	$25,035	$47,539	$44,649
Net impact of deferred stock-based compensation	24	(3)	147	6
Total stock-based compensation expense	$24,353	$25,032	$47,686	$44,655
Stock-based compensation expense was charged to the following categories:
Cost of license and subscription revenue	$535	$258	$869	$432
Cost of maintenance revenue	558	481	1,092	936
Cost of services revenue	6,191	5,446	12,159	10,672
Research and development	6,440	7,697	12,844	12,609
Sales and marketing	5,074	5,024	9,695	9,241
General and administrative	5,555	6,126	11,027	10,765
Total stock-based compensation expense	$24,353	$25,032	$47,686	$44,655

Total unrecognized stock-based compensation cost for our options and Stock Awards were as follows:

	As of January 31, 2019
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock Options	$4,189	1.9
Stock Awards	196,446	2.4
	$200,635

Stock Awards

A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2018	2,932,155	$69.43	$252,752
Granted	1,024,913	$101.28
Released	(803,618)	$88.97	$76,138
Canceled	(192,747)	$78.37
Balance as of January 31, 2019	2,960,703	$81.26	$256,634
Expected to vest as of January 31, 2019	2,960,703	$81.26	$256,634

(1)
Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $86.68 and $86.20 on January 31, 2019 and July 31, 2018, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

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
The Company recognized stock-based compensation of $3.3 million and $7.0 million that were related to these performance-based and market-based stock awards for the three months ended January 31, 2019 and 2018, respectively, and $7.0 million and $10.0 million for the six months ended January 31, 2019 and 2018, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2018	537,064	$21.45	4.3	$34,774
Granted	—
Exercised	(142,818)	$7.73		$12,026
Canceled	(3,563)	$10.96
Balance as of January 31, 2019	390,683	$26.57	4.5	$23,486
Vested and expected to vest as of January 31, 2019	390,683	$26.57	4.5	$23,486
Exercisable as of January 31, 2019	327,330	$29.59	3.9	$18,688

(1)
Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock prices of $86.68 and $86.20 on January 31, 2019 and July 31, 2018, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs

The fair values of our TSR PSUs were estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Expected term (in years)	*	*	2.88	2.88
Risk-free interest rate	*	*	2.8%	1.4%
Expected volatility of the Company	*	*	27.2%	28.0%
Average expected volatility of the peer companies in the S&P Index	*	*	33.0%	34.7%
Expected dividend yield	*	*	—%	—%
*There were no TSR PSUs granted during the three months ended January 31, 2019 and 2018.

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
Common Stock Reserved for Issuance and Public Equity Offering
As of January 31, 2019 and July 31, 2018, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 81,390,505 and 80,611,698 shares of common stock were issued and outstanding, respectively. Per the terms of the Company’s 2011 Stock Plan, on January first of each year, an additional number of shares equal to 5% of the number of shares of common stock issued and outstanding on the preceding December 31st is added to the Company’s 2011 Stock Plan reserve. As of January 31, 2019 and July 31, 2018, the Company had reserved shares of common stock for future issuance as follows:

	January 31, 2019	July 31, 2018
Exercise of stock options to purchase common stock	390,683	537,064
Vesting of stock awards	2,960,703	2,932,155
Shares available under stock plans	24,783,516	21,592,494
Total common stock reserved for issuance	28,134,902	25,061,713

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

9. Income Taxes
The Company recognized an income tax benefit of $1.9 million and an income tax expense of $48.1 million for the three months ended January 31, 2019 and 2018, respectively; and an income tax benefit of $5.2 million and an income tax expense of $26.0 million for the six months ended January 31, 2019 and 2018, respectively. The change in the amount of the provision for income taxes for each of the three and six months ended January 31, 2019 compared to the same period a year ago was primarily due to a one-time provisional net charge during the quarter ended January 31, 2018 from re-measuring deferred tax assets and liabilities as a result of the Tax Act. The effective tax rate of 167% and (497)% for the three and six months ended January 31, 2019, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, and certain non-deductible expenses including executive compensation.
During the three and six months ended January 31, 2019, unrecognized tax benefits increased by $0.3 million and $0.6 million, respectively. As of January 31, 2019, the Company had unrecognized tax benefits of $5.8 million that, if recognized, would affect the Company’s effective tax rate.

On December 22, 2017, the Tax Act was enacted into law which substantially changed U.S. tax law, including a reduction in the U.S. corporate income tax rate to 21% effective January 1, 2018 and several provisions that may impact the Company in current and future periods. The Tax Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Act became effective for the Company beginning on August 1, 2018 and had no impact on the tax benefit for the six months ended January 31, 2019.

Under GAAP, the Company can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into its measurement of deferred taxes. The Company has elected the current period expense method.

In December 2018, the IRS issued proposed regulations related to the BEAT tax, which the Company is in the process of evaluating. If the proposed BEAT regulations are finalized in their current form, the impact may be material to the tax provision in the quarter of enactment.

The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. The Company continues to obtain, analyze, and interpret guidance as it is issued and will revise its estimates as additional information becomes available. Any legislative changes, including any other new or proposed U.S. Department of the Treasury regulations that have yet to be issued, may result in income tax adjustments, which could be material to our provision for income taxes and effective tax rate in the period any such changes are enacted. The Company has finalized its assessment of the transitional impacts of the Tax Act.

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
Revenue by country and region based on the billing address of the customer is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
United States	$114,101	$104,422	$209,468	$174,256
Canada	13,534	16,458	27,822	26,653
Other Americas	3,066	3,418	6,656	8,160
Total Americas	130,701	124,298	243,946	209,069
United Kingdom	11,377	9,315	23,695	18,652
Other EMEA	16,720	10,554	45,459	17,178
Total EMEA	28,097	19,869	69,154	35,830
Total APAC	10,468	19,621	35,849	27,060
Total revenue	$169,266	$163,788	$348,949	$271,959

No country or region, other than those presented above, accounted for more than 10% of revenue during the three and six months ended January 31, 2019 and 2018.
The Company’s long-lived assets, including intangibles and goodwill, net by geographic region is as follows (in thousands):

	January 31, 2019	July 31, 2018
Americas	$446,469	$449,588
EMEA	5,407	5,491
APAC	55	47
Total	$451,931	$455,126

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Risk Factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in July and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
We provide a technology platform, composed of software, services, and a partner ecosystem for the global Property and Casualty (“P&C”) insurance industry.
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
To date, we have primarily licensed our software under term license contracts. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. Our term license and maintenance fees are typically invoiced annually in advance. Substantially all term licenses are sold with an initial two-year committed term with optional annual renewals commencing after the initial term. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met.
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
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, migrating a portion of our business to a more ratable revenue recognition model as we bring to market more cloud-based solutions, increasing the overall adoption of our products, and managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing and new markets, and enable us to maintain a persistent, consultative relationship with our existing customers. Our investments in product development are designed to meet the evolving needs of our customers. Our investments in services are designed to ensure customer success, both with on-premise and cloud-based solutions.
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
Seasonality
We have historically experienced seasonal variations in our license and subscription revenue as a result of increased customer orders in our second and fourth fiscal quarters. We generally see a modest increase in orders in our second fiscal quarter, which is the quarter ending January 31, due to customer buying patterns. We also see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. Additionally, the adoption of new revenue guidance, also referred to as ASC 606, could heighten or change the seasonal impact on our new term licenses that are multi-year in nature with more revenue recognized upfront upon delivery of our software. For example, in the first quarter of fiscal year 2019, we experienced license revenue growth due to the remediation of customer contracts, which were done in anticipation of the transition to ASC 606, and a 10-year term license deal under which revenue was recognized upfront under ASC 606, which overshadowed the usual positive seasonal impact in our second quarter of fiscal year 2019. On an annual basis, our maintenance revenue which is recognized ratably, may also be impacted in the event that seasonal patterns change significantly. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected due to the ratable nature of these arrangements. The seasonal nature of our sales and the concentration of such sales in our fiscal fourth quarter increases this impact.
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

Public Offerings

On March 13, 2018, we completed a public offering of 2,628,571 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of our common stock. The public offering price of the shares sold in the offering was $87.50 per share. Our stockholders did not sell any shares in this public offering. Concurrently, we offered and sold $400.0 million aggregate principal amount of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”), including the underwriters’ exercise in full of their option to purchase additional Convertible Senior Notes. Net of issuance costs, we received proceeds of approximately $220.9 million related to the common stock offering and $387.2 million related to the convertible note offering.
Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with select United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business, including Free Cash Flow. For a further discussion of how we use certain non-GAAP financial measures, see “Non-GAAP Financial Measures.”

Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consisted of purchases of property and equipment, most of which were computer hardware, software, capitalized software development costs, and leasehold improvements. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources - Cash Flows.”

	Six Months Ended January 31,
	2019	2018
Net cash provided by (used in) operating activities	$(13,021)	$16,446
Net cash used for capital expenditures	(12,109)	(5,389)
Free cash flow	$(25,130)	$11,057

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, areas that are particularly significant include:

•	Revenue recognition; and

•	Business combinations.
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
Revenue Recognition
During our first fiscal quarter of 2019, we adopted ASC 606 using the modified retrospective method. The net cumulative effect adjustment of $35.6 million was recorded to our retained earnings balance as of August 1, 2018. Revenue recognition requires judgment and the use of estimates, especially in identifying and evaluating the various non-standard terms and conditions in our contracts with customers as to their effect on reported revenue under ASC 606.
Our revenue is derived from contracts with customers. The majority of our revenue is derived from licensing arrangements that can span multiple years, and implementation and other professional services arrangements. On August 1, 2018, we adopted ASC 606 using the modified retrospective method. Refer to our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 for a description of our revenue recognition policy prior to August 1, 2018. The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We apply a five-step framework to recognize revenue as described in our Revenue Recognition policy included in Note 1 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our customers have significant negotiating power during the sales process which can and does result in terms and conditions that are different from our standard terms and conditions. When terms and conditions of our customer contracts are not standard, certain negotiated terms may require significant judgment in order to determine the transaction price, the allocation thereof to the performance obligations identified in the contract and the timing of revenue recognition.

The estimates and assumptions requiring significant judgment under our revenue policy in accordance with ASC 606 are as follows:
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of our contracts contain multiple performance obligations, such as when licenses are sold with maintenance, implementation services or training services. Some of our performance obligations, such as maintenance, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, we use the residual method.

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

	Three Months Ended January 31,
	2019	% of total revenue	2018	As a % of total revenue
	(in thousands, except percentages)
Revenue:
License and subscription	$87,124	51%	$84,221	52%
Maintenance	21,264	13	19,110	12
Services	60,878	36	60,457	36
Total revenue	169,266	100	163,788	100
Cost of revenue:
License and subscription	14,739	9	9,040	6
Maintenance	3,954	2	3,593	2
Services	60,937	37	55,136	34
Total cost of revenue	79,630	48	67,769	41
Gross profit:
License and subscription	72,385	42	75,181	46
Maintenance	17,310	11	15,517	10
Services	(59)	(1)	5,321	2
Total gross profit	89,636	52	96,019	59
Operating expenses:
Research and development	46,471	28	43,657	26
Sales and marketing	31,173	18	31,961	20
General and administrative	17,541	10	21,066	13
Total operating expenses	95,185	56	96,684	59
Loss from operations	(5,549)	(4)	(665)	—
Interest income	7,553	4	1,573	1
Interest expense	(4,287)	(3)	(7)	—
Other income (expense), net	1,148	1	1,658	1
Income (loss) before income taxes	(1,135)	(2)	2,559	2
Provision for (benefit from) income taxes	(1,891)	(2)	48,114	29
Net income (loss)	$756	—%	$(45,555)	(27)%

	Six Months Ended January 31,
	2019	As a % of total revenue	2018	As a % of total revenue
	(in thousands, except percentages)
Revenue:
License and subscription	$181,393	52%	$114,314	42%
Maintenance	42,267	12	38,040	14
Services	125,289	36	119,605	44
Total revenue	348,949	100	271,959	100
Cost of revenue:
License and subscription	28,069	8	15,755	6
Maintenance	7,822	2	7,060	3
Services	126,198	36	107,848	40
Total cost of revenue	162,089	46	130,663	48
Gross profit:
License and subscription	153,324	44	98,559	36
Maintenance	34,445	10	30,980	11
Services	(909)	—	11,757	4
Total gross profit	186,860	54	141,296	52
Operating expenses:
Research and development	91,967	26	79,368	30
Sales and marketing	63,492	18	55,571	20
General and administrative	35,886	10	39,737	15
Total operating expenses	191,345	54	174,676	65
Loss from operations	(4,485)	—	(33,380)	(13)
Interest income	14,404	4	3,485	1
Interest expense	(8,531)	(2)	(11)	—
Other income (expense), net	(341)	—	1,396	—
Income (loss) before income taxes	1,047	2	(28,510)	(12)
Provision for (benefit from) income taxes	(5,198)	(1)	25,959	10
Net income (loss)	$6,245	3%	$(54,469)	(22)%

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
License and Subscription
A substantial majority of our license and subscription revenue consists of term license fees. We also recognize revenue from sales of subscriptions and perpetual licenses. Our term license revenue is primarily generated through annual license fees that recur during the term of the contract. Since the beginning of fiscal year 2017, a substantial majority of our term licenses have been sold under a two-year initial term with optional annual renewals after the initial term. Term license revenue for the initial term of the customer agreement is generally fully recognized upon delivery of the software, which accelerates the timing of revenue recognition compared to previous accounting guidance.
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
We generally price our software based on the amount of DWP that will be managed by our software. A majority of our term license customers are billed annually in advance, and we currently bill our subscription customers similarly. We invoice our perpetual license customers either in full at contract signing or on an installment basis.
Maintenance
Our maintenance revenue is generally recognized over the committed maintenance term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees. We invoice a majority of our customers annually in advance.
Services
Our services revenue is primarily derived from implementation services performed for our customers, reimbursable travel expenses, and training fees in addition to customization work associated with subscription contracts acquired through the acquisition of ISCS, Inc., a provider of a cloud-based, all-in-one platform that offers policy, billing, and claims management functionality for P&C insurers (“ISCS”). A substantial majority of our services engagements generate revenue on a time and materials basis and revenue is recognized upon providing our services.

	Three Months Ended January 31,
	2019		2018
		% of total		% of total	Change
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$72,002	42%	$73,738	45%	$(1,736)	(2)%
Subscription	14,770	9	7,666	5	7,104	93
Perpetual license	352	—	2,817	2	(2,465)	(88)
Maintenance	21,264	13	19,110	12	2,154	11
Services	60,878	36	60,457	36	421	1
Total revenue	$169,266	100%	$163,788	100%	$5,478	3

	Six Months Ended January 31,
	2019		2018
		% of total		% of total	Change
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$150,928	43%	$99,087	36%	$51,841	52%
Subscription	30,113	9	12,287	5	17,826	145
Perpetual license	352	—	2,940	1	(2,588)	(88)
Maintenance	42,267	12	38,040	14	4,227	11
Services	125,289	36	119,605	44	5,684	5
Total revenue	$348,949	100%	$271,959	100%	$76,990	28

License and Subscription

Our license and subscription revenue primarily consists of term license revenue, subscriptions and, to a lesser extent, perpetual licenses. In certain periods prior to August 1, 2018, our reported license revenue was positively impacted by early receipt of payments due in future periods and negatively impacted by early payments received in preceding periods. Effective with our adoption of ASC 606 on August 1, 2018, license revenue under term licenses is recognized upon delivery for the entire initial term rather than annually upon the earlier of receipt or when the payment is due. While term licenses are currently our predominant licensing model, we anticipate subscriptions will continue to grow as a percentage of annual sales in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription sales and will impact the comparative growth of our reported revenue.

Term license revenue decreased by $1.7 million during the three months ended January 31, 2019, compared to the same period a year ago, primarily due to the timing of the recognition of term license renewals in the first quarter of fiscal year 2019 that would have been recognized in the second quarter of fiscal year 2019 or later due to the adoption of ASC 606, partially offset by term license revenue growth from increased adoption of our product offerings. Going forward, we anticipate the impact on the timing and amount of term license revenue under ASC 606 may cause us to experience greater volatility in our quarterly and annual results.

Term license revenue increased by $51.8 million during the six months ended January 31, 2019, compared to the same period a year ago, primarily due to the remediation of contracts related to the transition to ASC 606, a ten-year term license deal, and term license revenue growth from increased adoption of our product offerings. Revenue from new customer agreements, the licensing of additional software by existing customers, and renewals increased by $39.9 million. Revenue from existing contract renewals increased due to the timing of renewals and the recognition of the term license portion of renewals at the renewal date as opposed to over time under previous revenue recognition guidance. Additionally, one existing customer entered into a new ten-year term license agreement that resulted in $13.0 million of revenue being recognized during the six months ended January 31, 2019 that would have been recognized in years two through ten under previous revenue recognition guidance. Going forward, we anticipate the impact on the timing and amount of term license revenue under ASC 606 may cause us to experience greater volatility in our quarterly and annual results.

Subscription revenue increased by $7.1 million during the three months ended January 31, 2019, compared to the same period a year ago. The increase is primarily attributable to net increases of $2.9 million of hosting revenue related to our subscription offerings that is included as subscription revenue under ASC 606 that was previously included as services revenue under ASC 605, $2.5 million in additional subscription orders from new and existing customers, and $1.8 million in subscription billings from acquired products and services related to the Cyence acquisition.

Subscription revenue increased by $17.8 million during the six months ended January 31, 2019, compared to the same period a year ago. The increase is primarily attributable to net increases of $6.9 million in additional subscription orders from new and existing customers, $6.5 million in subscription billings from acquired products and services related to the Cyence acquisition, and $5.7 million of hosting revenue related to our subscription offerings that is included as subscription revenue under ASC 606 that was previously included as services revenue under ASC 605.

Perpetual license revenue decreased by $2.5 million and $2.6 million during the three and six months ended January 31, 2019, respectively, compared to the same periods a year ago. We expect perpetual license revenue to continue to represent a small percentage of our total license and subscription revenue. Nevertheless, we expect perpetual license revenue to remain volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Maintenance Revenue
Maintenance revenue increased by $2.2 million and $4.2 million during the three and six months ended January 31, 2019, respectively, compared to the same periods a year ago. The increase in our maintenance revenue reflects our growing term license customer base. Maintenance related to subscription arrangements is included in subscription revenue, as maintenance is not quoted or priced separately from the subscription services. As a result, we expect an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenue.

Services Revenue
Services revenue increased $0.4 million and $5.7 million during the three and six months ended January 31, 2019, respectively, compared to the same periods a year ago. The increase is primarily driven by an increase in professional services relating to projects for new and existing customers, partially offset by the change in presentation of hosting revenue.
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
As we gain experience with the deployment and maintenance of cloud solutions, we intend to leverage our SI partners more effectively and, over time, rely more on their efforts, similar to on-premise implementations. Reflecting this shift to SI partners and timing of our cloud implementations, we anticipate service revenue to modestly decrease as a percentage of total revenue in fiscal year 2019 as compared to fiscal year 2018.
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
Our cost of license and subscription revenue primarily consists of personnel costs for our production services employees, cloud infrastructure costs, amortization of our acquired intangible assets, and royalty fees paid to third parties. Our cost of maintenance revenue primarily consists of personnel costs for our technical support team. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party contractors, and travel-related costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology support, information security, facilities, and other administrative costs to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.

Cost of Revenue:

	Three Months Ended January 31,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$14,739	$9,040	$5,699	63%
Maintenance	3,954	3,593	361	10
Services	60,937	55,136	5,801	11
Total cost of revenue	$79,630	$67,769	$11,861	18

Includes stock-based compensation of:
Cost of license and subscription revenue	$535	$258	$277
Cost of maintenance revenue	558	481	77
Cost of services revenue	6,191	5,446	745
Total	$7,284	$6,185	$1,099

The increase in cost of license and subscription revenue during the three months ended January 31, 2019, compared to the same period a year ago, includes $2.1 million of hosting related costs under ASC 606 that were previously recorded in cost of services revenue under ASC 605. The overall $5.7 million increase was primarily attributable to increases of $2.5 million in cloud operations personnel expenses, $1.9 million in cloud infrastructure costs incurred in order to support the growth of our subscription and cloud offerings, and $1.2 million in royalties. We anticipate higher cost of license and subscription revenue as we continue to invest in our cloud operations.
Cost of maintenance revenue increased by $0.4 million during the three months ended January 31, 2019 due to the increase in personnel required to support our term and perpetual license customers.
The increase in cost of services revenue during the three months ended January 31, 2019, compared to the same period a year ago, was attributable to an increase of $3.3 million in personnel expenses and a $2.5 million increase in third-party consultants billable to customers, primarily for InsuranceNow implementation engagements. This $5.8 million increase would have been $2.1 million higher if hosting related costs were still recorded as cost of services revenue. Hosting related costs are now recorded under cost of license and subscription revenue, consistent with the way hosting revenue is now recorded under ASC 606.

	Six Months Ended January 31,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$28,069	$15,755	$12,314	78%
Maintenance	7,822	7,060	762	11
Services	126,198	107,848	18,350	17
Total cost of revenue	$162,089	$130,663	$31,426	24

Includes stock-based compensation of:
Cost of license and subscription revenue	$869	$432	$437
Cost of maintenance revenue	1,092	936	156
Cost of services revenue	12,159	10,672	1,487
Total	$14,120	$12,040	$2,080

The increase in cost of license and subscription revenue during the six months ended January 31, 2019, compared to the same period a year ago, includes $4.7 million of hosting related costs under ASC 606 that were previously recorded in cost of services revenue under ASC 605. The overall $12.3 million increase was primarily attributable to increases of $5.2 million in personnel expenses, $3.7 million in cloud infrastructure costs incurred in order to support the growth of our subscription and cloud offerings, $1.7 million in royalties, and $0.7 million related to the amortization of intangible assets. We anticipate higher cost of license and subscription revenue as we continue to invest in our cloud operations.
Cost of maintenance revenue increased by $0.8 million during the six months ended January 31, 2019 due to the increase in personnel required to support our term and perpetual license customers.
The increase in cost of services revenue during the six months ended January 31, 2019, compared to the same period a year ago, was $18.4 million and was primarily attributable to increases of $11.7 million in third-party consultants billable to customers primarily for InsuranceNow implementation engagements and $7.8 million in personnel expenses, partially offset by a decrease of $1.1 million in costs associated with the discontinuance of fulfillment services acquired as part of the ISCS acquisition that are not considered core to our offerings.
We had 822 professional service employees and 153 technical support and licensing operations employees at January 31, 2019 compared to 790 professional services employees and 100 technical support and licensing operations employees at January 31, 2018. The growth in technical support and licensing operations is largely driven by investments in cloud operations personnel to support current and future cloud customers.

Gross Profit:

	Three Months Ended January 31,
	2019		2018		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$72,385	83%	$75,181	89%	$(2,796)	(4)%
Maintenance	17,310	81	15,517	81	1,793	12
Services	(59)	—	5,321	9	(5,380)	(101)
Total gross profit	$89,636	52	$96,019	59	$(6,383)	(7)

Our gross margin decreased to 52% during the three months ended January 31, 2019, compared to 59% in the same period a year ago. The decrease in our gross margin was primarily due to lower license and subscription and services margins. The decline in our license and subscription margin is primarily attributable to the increase in our costs associated with amortization of acquired intangible assets, headcount, and cloud infrastructure costs incurred in order to support the growth of our subscription and cloud operations. The decrease in services gross margin was a result of increased personnel costs and third-party subcontractor costs to increase capacity for future implementations and incremental costs associated with a fixed-fee contract as part of our continued investment in our transition to the cloud.

	Six Months Ended January 31,
	2019		2018		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$153,324	85%	$98,559	86%	$54,765	56%
Maintenance	34,445	81	30,980	81	3,465	11
Services	(909)	(1)	11,757	10	(12,666)	(108)
Total gross profit	$186,860	54	$141,296	52	$45,564	32

Our gross margin increased to 54% during the six months ended January 31, 2019, compared to 52% in the same period a year ago. The increase in our gross margin was primarily driven by an overall increase in license and subscription revenue, partially offset by lower gross margin on services revenue. The decrease in services gross margin was a result of increased personnel costs and third-party subcontractor costs to increase capacity for future implementations and incremental costs associated with a fixed-fee contract as part of our continued investment in our transition to the cloud.
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

	Three Months Ended January 31,
	2019		2018
		% of total		% of total	Change
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$46,471	28%	$43,657	26%	$2,814	6%
Sales and marketing	31,173	18	31,961	20	(788)	(2)
General and administrative	17,541	10	21,066	13	(3,525)	(17)
Total operating expenses	$95,185	56	$96,684	59	$(1,499)	(2)

Includes stock-based compensation of:
Research and development	$6,440		$7,697		$(1,257)
Sales and marketing	5,074		5,024		50
General and administrative	5,555		6,126		(571)
Total	$17,069		$18,847		$(1,778)

	Six Months Ended January 31,
	2019		2018
		% of total		% of total	Change
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$91,967	26%	$79,368	30%	$12,599	16%
Sales and marketing	63,492	18	55,571	20	7,921	14
General and administrative	35,886	10	39,737	15	(3,851)	(10)
Total operating expenses	$191,345	54	$174,676	65	$16,669	10

Includes stock-based compensation of:
Research and development	$12,844		$12,609		$235
Sales and marketing	9,695		9,241		454
General and administrative	11,027		10,765		262
Total	$33,566		$32,615		$951

Research and Development
Our research and development expenses primarily consist of costs incurred for compensation and benefit expenses for our technical staff, including stock-based awards, and consultants providing professional services.
The $2.8 million increase in research and development expenses during the three months ended January 31, 2019, as compared to the same period in the prior year, was due to increases in our headcount as we continue to invest in enhancing our existing products, developing new products and migrating our products to the cloud.
The $12.6 million increase in research and development expenses during the six months ended January 31, 2019, as compared to the same period in the prior year, was primarily due to an $11.6 million increase in our headcount-related costs related to our Cyence acquisition and as we continue to invest in enhancing our existing products, developing new products, and migrating our products to the cloud, as well a $1.1 million increase in web hosting costs incurred in order to support the development of our subscription and cloud offerings.

Our research and development headcount was 727 at January 31, 2019 compared with 678 at January 31, 2018. The increase in headcount reflects our continued investment in our products.

We expect our research and development expenses to continue to increase in absolute dollars as we continue to hire in research and development and continue to dedicate internal resources to develop, improve and expand the functionality of our solutions and migrate our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of costs incurred for compensation and benefit expenses for our sales and marketing employees, including stock-based awards and commissions. It also includes travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.
The $0.8 million decrease in sales and marketing expenses during the three months ended January 31, 2019, compared to the same period a year ago, was primarily attributable to decreases of $2.3 million in marketing and advertising expenses resulting from the timing of expenses for our annual Connections User Conference, which occurred in the first quarter of our current fiscal year compared to the second quarter in our prior fiscal year, and $1.7 million due to the change in accounting for commission costs under ASC 606. Under ASC 606, certain commissions are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. These decreases were partially offset by an increase of $3.1 million in personnel expenses due to higher headcount to sell our products.
The $7.9 million increase in sales and marketing expenses during the six months ended January 31, 2019, compared to the same period a year ago, was primarily attributable to increases of $7.5 million in personnel expenses due to higher headcount to sell our products and $1.5 million due to the amortization of intangible assets, partially offset by a decrease of $1.8 million due to the change in accounting for commission costs under ASC 606. Under ASC 606, certain commissions are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years.
Our sales and marketing headcount was 358 at January 31, 2019 compared with 318 at January 31, 2018.
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
The $3.5 million decrease during the three months ended January 31, 2019, compared to the same period a year ago, was primarily attributable to a decrease in professional services of $5.3 million, partially offset by increases of $0.5 million in personnel expenses due to higher headcount to support our growth and $0.8 million in software system and subscription costs incurred in order to support our growth. Professional services were higher in the prior year period, as a result of professional services incurred in connection with our acquisition of Cyence, our investments in corporate infrastructure and support services, a new enterprise resource planning platform, and a new product configuration and quoting system.
The $3.9 million decrease in our general and administrative expenses during the six months ended January 31, 2019, compared to the same period a year ago, was primarily attributable to a decrease in professional services of $9.3 million, partially offset by increases of $3.5 million in personnel expenses due to higher headcount to support our growth and $1.4 million in cloud infrastructure costs incurred in order to support our growth. Professional services were higher in the prior year period, as a result of professional services incurred in connection with our acquisition of Cyence, our investments in corporate infrastructure and support services, a new enterprise resource planning platform, and a new product configuration and quoting system.
Our general and administrative headcount was 254 at January 31, 2019 compared with 219 at January 31, 2018.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.

Other Income (Expense)

	Three Months Ended January 31,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$7,553	$1,573	$5,980	380%
Interest expense	(4,287)	(7)	(4,280)	61,143%
Other income (expense), net	1,148	1,658	(510)	(31)%

	Six Months Ended January 31,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$14,404	$3,485	$10,919	313%
Interest expense	(8,531)	(11)	(8,520)	77,455%
Other income (expense), net	(341)	1,396	(1,737)	(124)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income increased $6.0 million and $10.9 million during the three and six months ended January 31, 2019, respectively, compared to the same periods a year ago. The increase in our interest income is associated with the increase in our investment portfolio primarily as a result of proceeds of approximately $220.9 million related to the common stock offering and $387.2 million related to the convertible note offering in March 2018 and, to a lesser extent, higher yields on invested funds.

Interest Expense

Interest expense represents interest expense associated with the $400.0 million aggregate principal amount of our Convertible Senior Notes that were issued in March 2018.

Interest expense increased $4.3 million and $8.5 million during the three and six months ended January 31, 2019, respectively, compared to the same periods a year ago. The increase in our interest expense is due to the non-cash interest expense of $3.0 million and $6.0 million related to the amortization of debt discount and issuance costs, and stated interest of $1.2 million and $2.5 million during the three and six months ended January 31, 2019, respectively, associated with the Convertible Senior Notes issued in March 2018.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity.

Other income (expense), net decreased by $0.5 million and $1.7 million during the three and six months ended January 31, 2019, respectively, as compared to the same periods a year ago. We realized a net currency exchange gain of $1.1 million and an exchange loss of $0.3 million in the current quarter-to-date and year-to-date periods, respectively, resulting from exchange rate movements for transactions denominated in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Japanese Yen, Malaysian Ringgit, and Polish Zloty.

Provision for (benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

	Three Months Ended January 31,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(1,891)	$48,114	$(50,005)	(104)%
Effective tax rate	167%	1,880%

	Six Months Ended January 31,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(5,198)	$25,959	$(31,157)	(120)%
Effective tax rate	(497)%	(91)%

We recognized an income tax benefit of $1.9 million and $5.2 million for the three and six months ended January 31, 2019, respectively, compared to an income tax expense of $48.1 million and $26.0 million for the three and six months ended January 31, 2018, respectively.
The decrease in tax expense for the three and six months ended January 31, 2019 compared to the same period a year ago was primarily due to a one-time provisional net charge from re-measuring deferred tax assets and liabilities in the quarter ended January 31, 2018 as a result of the Tax Cuts and Jobs Act (the “Tax Act”). The effective tax rate of 167% and (497)% for the three and six months ended January 31, 2019, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, and certain non-deductible expenses including executive compensation.
On December 22, 2017, the Tax Act was enacted into law which substantially changed U.S. tax law, including a reduction in the U.S. corporate income tax rate to 21% effective January 1, 2018 and several provisions that may impact us in current and future periods. The Tax Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Act became effective for us beginning on August 1, 2018 and had no impact on the tax benefit for the six months ended January 31, 2019.
Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into its measurement of deferred taxes. We have elected the current period expense method.
In December 2018, the IRS issued proposed regulations related to the BEAT tax, which we are in the process of evaluating. If the proposed BEAT regulations are finalized in their current form, the impact may be material to the tax provision in the quarter of enactment.
The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. We continue to obtain, analyze, and interpret guidance as it is issued and will revise our estimates as additional information becomes available. Any legislative changes, including any other new or proposed U.S. Department of the Treasury regulations that have yet to be issued, may result in income tax adjustments which could be material to our provision for income taxes and effective tax rate in the period any such changes are enacted. We have finalized our assessment of the transitional impacts of the Tax Act.
Non-GAAP Financial Measures
We believe that the following non-GAAP financial measures, along with Free Cash Flow presented above, provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Management uses these non-GAAP measures to compare our performance to that of prior periods for trend analysis, for purposes of determining executive and senior management incentive compensation and for budgeting and planning purposes. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial results with other software companies because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, many of which present similar non-GAAP financial measures to investors. However, our management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP.
The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. We urge investors to review the reconciliation of non-GAAP financial measures to the comparable GAAP financial measures included herein and not to rely on any single financial measure to evaluate the Company’s business.
The following tables reconcile the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(5,549)	$(665)	$(4,485)	$(33,380)
Non-GAAP adjustments:
Stock-based compensation (1)	24,353	25,032	47,686	44,655
Amortization of intangibles (1)	7,309	7,669	14,618	12,445
Non-GAAP income (loss) from operations	$26,113	$32,036	$57,819	$23,720

Net income (loss) reconciliation:
GAAP net income (loss)	$756	$(45,555)	$6,245	$(54,469)
Non-GAAP adjustments:
Stock-based compensation (1)	24,353	25,032	47,686	44,655
Amortization of intangibles (1)	7,309	7,669	14,618	12,445
Amortization of debt discount and issuance costs (2)	3,027	—	6,013	—
Tax impact of non-GAAP adjustments (3)	(7,501)	38,364	(16,724)	18,081
Non-GAAP net income (loss)	$27,944	$25,510	$57,838	$20,712

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(1,891)	$48,114	$(5,198)	$25,959
Non-GAAP adjustments:
Stock-based compensation (1)	4,030	6,721	7,890	13,191
Amortization of intangibles (1)	1,210	2,060	2,419	3,635
Amortization of debt discount and issuance costs (2)	501	—	995	—
Other income tax effects and adjustments (3)	1,760	(47,145)	5,420	(34,907)
Non-GAAP tax provision (benefit)	$5,610	$9,750	$11,526	$7,878

Net income (loss) per share reconciliation:
GAAP net income (loss) per share - diluted	$0.01	$(0.59)	$0.08	$(0.72)
Non-GAAP adjustments:
Stock-based compensation (1)	0.30	0.33	0.58	0.59
Amortization of intangibles (1)	0.09	0.10	0.18	0.16
Amortization of debt discount and issuance costs (2)	0.04	—	0.07	—
Tax impact of non-GAAP adjustments (3)	(0.10)	0.49	(0.20)	0.23
Non-GAAP net income (loss) per share - diluted	$0.34	$0.33	$0.71	$0.26

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares - diluted	82,191,668	76,859,040	82,289,773	76,023,237
Non-GAAP dilutive shares excluded from GAAP loss per share calculation(4)	—	1,460,188	—	1,429,707
Pro forma weighted average shares - diluted	82,191,668	78,319,228	82,289,773	77,452,944

(1) Adjustments relate to amortization of acquired intangibles and stock-based compensation recognized during the period for GAAP purposes.
(2) Adjustments reflect the amortization of debt discount and issuance costs related to the issuance of our Senior Convertible Notes recognized during the period for GAAP purposes.
(3) Adjustments reflect the tax benefit (provision) resulting from all non-GAAP adjustments.
(4) Due to the occurrence of a net loss on a GAAP basis, potentially dilutive securities were excluded from the calculation of GAAP earnings per share, as they would have an anti-dilutive effect. However, as net income was earned on a non-GAAP basis, these shares have a dilutive effect on a non-GAAP earnings per share and are included here.

Liquidity and Capital Resources

Our principal sources of liquidity are as follows (in thousands):

	As of
	January 31, 2019	July 31, 2018
	Amount	Amount
Cash, cash equivalents, and investments	$1,238,245	$1,258,100
Working capital	$1,094,128	$997,319

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

As of January 31, 2019, approximately $25.7 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, payroll taxes and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter.
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, and expansion into other markets. We also anticipate the possibility of investing in, or acquiring complementary businesses, applications or technologies, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended January 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(13,021)	$16,446
Net cash used in investing activities	(64,428)	(76,269)
Net cash provided by financing activities	1,103	727
Cash Flows from Operating Activities
Net cash used in operating activities was $13.0 million for the six months ended January 31, 2019, compared to cash provided by operating activities of $16.4 million during the six months ended January 21, 2018. This $29.5 million decrease in operating cash used was primarily attributable to a $67.4 million decrease in cash used in working capital activities as compared to the same period a year ago, partially offset by a $37.9 million increase in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $11.8 million for the six months ended January 31, 2019 as compared to the six months ended January 31, 2018 primarily due to $130.4 million in net cash outflows due to the acquisition of Cyence in November 2017, partially offset by a $111.8 million change in net cash flows from marketable securities and a $6.7 million increase in capital expenditures.

Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended January 31, 2019 was comparable to net cash provided by financing activities for the six months ended January 31, 2018. Cash provided by financing activities in both periods was primarily due to the exercise of employee stock options.
Commitments and Contractual Obligations
Our primary contractual obligations consist of our Convertible Senior Notes due in 2025, obligations under operating leases for office facilities, and letters of credit.
See Notes 6 and 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussions of our Convertible Senior Notes, lease commitments, and letters of credit. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2018. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2018 for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
Through January 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of January 31, 2019 and July 31, 2018. Our cash, cash equivalents, and investments as of January 31, 2019 and July 31, 2018 were $1,238.2 million and $1,258.1 million, respectively, primarily consisting of cash, corporate bonds, U.S. agency debt securities, commercial paper, money market funds, and municipal debt securities. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $3.9 million and $4.5 million in the market value of our available-for-sale securities as of January 31, 2019 and July 31, 2018, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Japanese Yen, Malaysian Ringgit, and Polish Zloty. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our services. However, our contracts with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended January 31, 2019 and 2018, we recorded foreign currency losses of $0.3 million and gains of $1.4 million, respectively, as other expense in our condensed consolidated statement of operations due to currency exchange rate movement against the U.S. Dollar. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss would be approximately $5.9 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2019 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act compared to the internal controls in our previously filed Annual Report on Form 10-K for the fiscal year ended July 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the quarter ended October 31, 2019, we disclosed that our internal controls over financial reporting related to revenue changed due to the adoption of ASC 606.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time we are involved in legal proceedings that arise in the ordinary course of our business. Any such proceedings, whether meritorious or not, could be time consuming, costly, and result in the diversion of significant operational resources and/or management time.
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
Factors that may affect our results of operations include:

•	the ability to attract new domestic and international customers and the timing of new orders and revenue recognition for new and existing orders;

•	seasonal buying patterns of our customers;

•	the proportion and timing of subscription sales as opposed to term software licenses, and the variations in revenue recognition between the two contract types;

•	changes in contract durations of term software licenses;

•	introduction of new cloud-based, or the increase of existing, licensing models that feature ratable revenue recognition;

•	our ability to develop and achieve market adoption of cloud-based services;

•	increases in cloud-related development and services costs;

•	erosion in services margins or significant fluctuations in services revenue caused by changing customer demand;

•	our ability to realize expected benefits from our acquisitions;

•	the lengthy and variable nature of our product implementation cycles;

•	future accounting pronouncements or changes in accounting rules and our related accounting policies and interpretations;

•	volatility in the sales of our products and the timing of new and renewal agreements within such periods;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers;

•	the structure of our licensing contracts, including delayed payment or acceptance terms and escalating payments, including fluctuations in perpetual licenses from period to period;

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
We expect the intensity of competition to remain high in the future, as the amount of capital invested in current and potential competitors has increased significantly in recent years, and this may lead to improved product or sales capabilities, which in turn could lead to new or expanded partnerships with systems integrators. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of, market share would harm our business, results of operations, financial condition and/or future prospects. Our larger current and potential competitors may be able to devote greater resources to the development, promotion and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenue and profitability.
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
In order to reduce the risk of financial statement volatility, we revised our contracting practices primarily by shortening the initial non-refundable term of our licenses. If we are unsuccessful in adapting our business to the requirements of the new revenue standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline. In addition to greater volatility, the application of this new standard may result in a material adverse effect on our recognized revenue and net income, despite no change in associated cash flows. Further, under ASC 606, more judgment and estimates will be required within the revenue recognition process than was required under previous GAAP. We currently anticipate that this standard could create additional volatility in our reported revenue and results of operations, which could negatively impact our stock price.
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
We sell our products and services to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2018, 2017 and 2016, $244.1 million, $213.1 million and $193.5 million of our revenue, respectively, was derived from outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	unique terms and conditions in contract negotiations imposed by customers in foreign countries;

•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•	the need to localize our products and licensing and subscription programs for international customers;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	increased exposure to fluctuations in currency exchange rates;

•	highly inflationary international economies, such as Argentina;

•	the burdens and costs of complying with a wide variety of foreign laws and legal standards;

•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;

•	compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;

•	import and export license requirements, tariffs, taxes and other trade barriers;

•	increased financial accounting, tax, compliance, and reporting burdens and complexities;

•	weaker protection of intellectual property rights in some countries;

•	multiple and possibly overlapping tax regimes;

•	government sanctions that may interfere with our ability to sell into particular countries, such as Russia; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.
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
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our applications and services, our contracts with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. For example, in fiscal year 2018, the Argentine economy became highly inflationary; however, our new Argentina entity has had minimal activity through January 31, 2019. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.
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
If a material misstatement occurs in the future, we may fail to meet our future reporting obligations. For example, we may fail to file periodic reports in a timely manner or may need to restate our financial results, either of which may cause the price of our common stock to decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. We are also reliant on the internal control environments of organizations providing software and services supporting our financial reporting processes, and if they fail, those failures will impact the effectiveness of our control environment, some of which is out of our control. Furthermore, transition in enterprise resource planning or other major operational systems could impact the timely generation of our financial statements. In fiscal year 2017, we began implementing a new financial management system, as well as applications to help us manage the recognition of our revenue under a new standard, which changes several of our procedures and controls. We completed the transition to our new ERP system and began using the new revenue reporting system at the beginning of fiscal year 2019. If as a result of implementing this new system or otherwise, we cannot provide timely reliable financial reports, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
If tax laws change or we experience adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.
We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Tax Act. The U.S. Treasury Department, the IRS, and other standard-setting bodies are expected to continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
In addition, we are subject to the examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition and results of operations.
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
Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, could have a material adverse impact on our business, results of operations and financial condition. In addition, our information technology systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. To the extent that such disruptions result in delays or cancellations of customer orders or collections, or the deployment or availability of our products, our business, results of operations and financial condition would be adversely affected.
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
As of January 31, 2019, we had outstanding an aggregate principal amount of $400.0 million of the Convertible Senior Notes. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
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

Date:	March 7, 2019	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer (Principal Financial and Accounting Officer)