Form 10-K/A
period 2018-07-31
Guidewire Software, Inc.
filed 2019-06-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K/A
(Amendment No. 1)
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
(650) 357-9100
(Registrant’s telephone number, including area code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Trading Symbol(s))	(Name of exchange on which registered)
Common Stock, $0.0001 par value	GWRE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or in any amendment to this Form 10-K/A.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report where indicated.

ii

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS
The sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other parts of this Annual Report on Form 10-K/A and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K/A. Examples of forward-looking statements include statements regarding:

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
Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K/A are based on information available to us as of the filing date of this Annual Report on Form 10-K/A and our current expectations about future events, which are inherently subject to change and involve risks and uncertainties. You should not place undue reliance on these forward-looking statements.
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

EXPLANATORY NOTE

Guidewire Software, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment” or “Form 10-K/A”) for the fiscal year ended July 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on September 18, 2018 (the “Original Filing”). The Company is filing this Form 10-K/A to reflect restatements of its audited consolidated financial statements as of and for the fiscal years ended July 31, 2018 (“FY18”) and 2017 (“FY17”), as contained in the Original Filing. Specifically, this Form 10-K/A reflects restatements of the Company’s Consolidated Balance Sheets at July 31, 2018 and 2017, its Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for the fiscal years ended July 31, 2018 and 2017, and the related notes thereto, as a result of the correction of errors primarily related to a misapplication of the vendor specific objective evidence (“VSOE”) provisions of the prior revenue recognition guidance applicable to certain customer contracts under Accounting Standards Codification (“ASC”) 605 (the “VSOE error”).

The misapplication of VSOE provisions of ASC 605 related to a subset of contracts that had been amended by the Company and its customers in FY18 and FY17. Specifically, those amended contracts resulted in the customer being simultaneously committed to both the software license and maintenance for one year. Under ASC 605, the misapplication impacts the timing of license revenue recognition, as license revenue should have been recognized ratably over the one-year extension rather than upfront upon amendment of the contracts. The total amount of revenue to be recognized under ASC 605 was unaffected. The impact of this VSOE error is a decrease in license and other revenue of $6.8 million and $4.8 million for FY18 and FY17, respectively. The VSOE error represents approximately 1% of the Company’s previously reported total revenue of $661 million in FY18 and $514 million in FY17. Total revenue, as corrected for this VSOE error, would have exceeded the Company’s guidance for all impacted fiscal quarters in FY18 and FY17. License and other revenue, as corrected for this VSOE error, would have exceeded the Company’s guidance for all impacted fiscal quarters in FY18 and FY17, except for the quarter ended July 31, 2018, where it would have been at approximately the mid-point of the guidance range.

The Company is also correcting the previously filed consolidated financial statements as of and for the year ended July 31, 2018 in this Form-10-K/A for other errors related to professional services arrangements (the “other corrections”). These other corrections were deemed immaterial when they were originally identified. These other corrections include a decrease in professional services revenue of $1.4 million and an increase in cost of revenue — services of $0.1 million in FY18.

Total revenue, as restated for the VSOE error and other corrections, would have exceeded the Company’s guidance for all impacted fiscal quarters in FY18 and FY17. The other corrections did not impact license and other revenue.

The Company is also correcting the provision for income taxes to reflect the impact of the VSOE error and other corrections (together with the tax correction, the “adjustments” or the “restatement”).

The Company does not currently have a clawback or bonus disgorgement policy in place for its executive officers other than the clawback required under Section 304 of the Sarbanes-Oxley Act of 2002.  In connection with the restatement, the Compensation Committee has decided not to pursue clawbacks on any prior compensation paid to the Company’s executive officers in FY17 or FY18. The Company’s board of directors will consider implementing a clawback policy for any future restatements at an upcoming meeting.

Please refer to Note 1 — “The Company and Summary of Significant Accounting Policies — Restatement of Annual Consolidated Financial Statements” included in the Company’s audited consolidated financial statements and notes thereto in this Amendment for more information regarding the impact of the restatement. From a quarterly perspective, the impact of the adjustments was immaterial to the interim condensed consolidated financial statements as of and for the quarters ended October 31, 2017, January 31, 2018, and April 30, 2018 and the related year-to-date periods previously filed on Form 10-Q for those respective periods, and there was no impact on the quarters ended October 31, 2016, January 31, 2017, and April 30, 2017. Because there was either no impact or only an immaterial impact on the interim condensed consolidated financial statements previously filed on Form 10-Q, and because the trend disclosures contained in such Quarterly Reports on Form 10-Q were not materially impacted by the restatement, the Company has determined to not update the previously disclosed period-over-period analysis for the affected quarterly and year-to-date periods. We have, however, provided revised quarterly information in Note 1 to the audited consolidated financial statements in this Amendment for completeness.

This Form 10-K/A amends and restates the following sections of the Original Filing as to reflect the adjustments only:

Part I - Item 1A. Risk Factors
Part II - Item 6. Selected Financial Data

Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 8. Financial Statements and Supplemental Data
Part II - Item 9A. Controls and Procedures
Part IV - Item 15. Exhibits and Financial Statement Schedules

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consents of the Company's independent registered public accountants and currently-dated certifications from the Company's principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company's independent registered public accounting firm is filed with this Form 10-K/A as Exhibit 23.1. The certifications of the principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the adjustments and related revisions. Except as provided above, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings with the SEC subsequent to the date on which the Company filed the Original Filing.

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
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K/A.
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
WHERE YOU CAN FIND MORE INFORMATION
The following filings are available to view and download free of charge on our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statement for our annual meeting of stockholders. Our website is located at www.guidewire.com, and our investor relations website is located at http://ir.guidewire.com/. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including periodic reports, proxy statements and other information. Further, a copy of this Annual Report on Form 10-K/A is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K/A or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Our revenue is dependent on orders from customers in the P&C insurance industry, which may be adversely affected by economic, environmental and world political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. While the composition of our individual top customers will vary from year to year, in fiscal years 2018, 2017 and 2016, our ten largest customers accounted for 31%, 26% and 27% of our revenue, respectively. Customers for this metric are measured at the parent corporation level, while our total customer count is measured at the purchasing entity level. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate their relationship with us, our business, results of operations and financial condition would be harmed. Additionally, if our sales to one or more of these anticipated customers in any particular period are ratable in nature, or if we fail to achieve the required performance or acceptance criteria for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
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

Our services revenue was 41%, 34% and 34% of total revenue for each of fiscal years 2018, 2017 and 2016, respectively. Our services revenue produces lower gross margins than our license revenue. The gross margin of our services revenue was 7%, 7% and 8% for fiscal years 2018, 2017 and 2016, respectively, while the gross margin for license revenue was 89%, 94% and 97% for fiscal years 2018, 2017 and 2016, respectively. An increase in the percentage of total revenue represented by services revenue, like we experienced in fiscal year 2018 due to acquisitions and the recognition of revenue on certain cloud-based implementations that were completed in prior years, or lower services margins could reduce our overall gross margins and operating margins. Such a trend can be the result of several factors, some of which may be beyond our control, including increased customer demand for our service team involvement in new products and services, the rates we charge for our services, our ability to bill our customers for all time incurred to complete a project, and the extent to which system integrators are willing and able to provide services directly to customers. Erosion in our services margins would also adversely affect our gross and operating margins. Services margins may erode for a period of time as we work to grow our business and overall revenue; for instance, services margins may erode if we hire and train additional services personnel to support new products including cloud-based services, if we require additional service personnel to support entry into new markets, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without commensurate compensation.
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

The restatement of our financial statements may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

Our audit committee, after consultation with management and discussion with our independent registered public accounting firm, concluded that our previously issued consolidated financial statements for the fiscal years ended July 31, 2017 and 2018 (collectively, the “Restated Periods”) should be restated for the reasons described in “Explanatory Note” preceding Part I, Item 1 of this Form 10-K/A and “Note 1 — The Company and Summary of Significant Accounting Policies — Restatement of Annual Consolidated Financial Statements” of the Consolidated Financial Statements under Item 8 of Part II of this Form 10-K/A.

As a result of the restatement and associated non-reliance on our previously issued consolidated financial statements for the Restated Periods, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, the attention of our management team has been diverted by these efforts. We could also be subject to regulatory, stockholder or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.

We have identified a material weakness in our internal control over financial reporting that could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company, and the value of our common stock.

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

As described in Item 9A — “Controls and Procedures,” in connection with the restatement of our financial results for the Restated Periods, management has identified a material weakness in our internal control over financial reporting related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions as of July 31, 2018. The deficiency arose because we did not conduct an effective assessment to identify risks of material misstatement related to the existence and accuracy of revenue transactions related to certain customer contracts that were amended to extend the initial license term by one year.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While we have undertaken steps to improve our internal control over financial reporting, we may not be successful in making the improvements necessary to remediate the material weakness identified by management or be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies or material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our stock price may decline.

Further, we have incurred, and may continue to incur, significant expense, including audit, legal, consulting, and other professional fees in connection with the restatement of our consolidated financial statements and the remediation of the material weakness in our internal control over financial reporting. Our management’s attention has also been, and may further be, diverted from the operation of our business as a result of the time and attention required to address the ongoing remediation of the material weakness in our internal controls. In addition, we cannot assure you that we will not discover other material weaknesses in the future.

If another material misstatement occurs in the future, we may fail to meet our future reporting obligations. For example, we may fail to file periodic reports in a timely manner or may need to restate our financial results, either of which may cause the price of our stock to decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Furthermore, transition in enterprise resource planning or other major operational systems could impact the timely generation of our consolidated financial statements. In fiscal year 2017, we began implementing a new financial management system, as well as applications to help us manage the recognition of our revenue under a new standard, which changes several of our procedures and controls. If as a result of implementing this new system or otherwise, we cannot provide timely reliable financial reports, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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
We sell our products and services to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2018, 2017 and 2016, $243.1 million, $208.5 million and $193.5 million of our revenue, respectively, was derived from outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

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

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	2016	2015	2014
	(in thousands, except share and per share data)
Total revenue	$652,849	$509,533	$424,446	$380,537	$350,246
Total cost of revenue	296,783	191,559	151,834	147,184	148,947
Total gross profit	356,066	317,974	272,612	233,353	201,299
Income (loss) from operations	(15,624)	21,861	16,437	16,493	18,422
Net income (loss)	$(26,743)	$18,072	$14,976	$9,885	$14,721
Net income (loss) per share:
Basic	$(0.34)	$0.24	$0.21	$0.14	$0.22
Diluted	$(0.34)	$0.24	$0.20	$0.14	$0.21
Shares used in computing net income (loss) per share:
Basic	77,709,592	73,994,577	72,026,694	70,075,908	65,748,896
Diluted	77,709,592	75,328,343	73,765,960	72,314,433	69,112,733

	As of July 31,
	2018 As Restated	2017 As Restated	2016	2015	2014
	(in thousands)
Cash, cash equivalents and investments	$1,258,100	$687,788	$735,802	$677,752	$647,781
Working capital	$984,304	$510,873	$588,589	$557,235	$421,044
Total assets	$1,981,433	$1,078,901	$916,178	$799,947	$757,227
Total stockholders’ equity	$1,413,616	$888,530	$783,935	$689,388	$650,686

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 and the Risk Factors included in Item 1A of Part I of this Annual Report on Form 10-K/A. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in July and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
All of the financial information in this Item 7 has been revised to reflect the restatement more fully described in Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K/A.
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

	Four quarters ended
	July 31, 2018 As Restated	April 30, 2018 As Revised	January 31, 2018 As Revised	October 31, 2017 As Revised	July 31, 2017 As Restated	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016
	(in thousands, unaudited)
Term license revenue	$297,195	$254,840	$266,181	$251,084	$253,571	$237,919	$220,494	$210,278	$208,430
Total maintenance revenue	77,337	75,460	73,568	71,041	68,643	66,958	64,776	62,451	59,931
Total four-quarter recurring revenue	$374,532	$330,300	$339,749	$322,125	$322,214	$304,877	$285,270	$272,729	$268,361
Operating Cash Flows and Capital Expenditures
We monitor our cash flows from operating activities and used for capital expenditures, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation and amortization and stock-based compensation expenses. Additionally, operating cash flows takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue. Our operating cash flows are significantly impacted by the timing of invoicing and collections of accounts receivable, the size of our annual bonus payment, as well as payments of payroll and other taxes. As a result, our operating cash flows fluctuate significantly on a year-over-year basis. Cash provided by our operations were $140.5 million, $138.8 million, and $99.9 million for fiscal years 2018, 2017 and 2016, respectively. Additionally, cash flows used for capital expenditures were $12.0 million, $6.7 million, and $7.1 million for fiscal years 2018, 2017, and 2016, respectively. Our capital expenditures consisted of purchases of property and equipment, most of which was computer hardware, software, capitalized software development costs, and leasehold improvements. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources-Cash Flows”.

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
Recent Accounting Pronouncements

See Note 1 “The Company and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K/A, for a full description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.

Results of Operations
The following table sets forth our results of operations for the years presented. The data has been derived from the Consolidated Financial Statements contained in this Annual Report on Form 10-K/A which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the years presented. The operating results for any period should not be considered indicative of results for any future period.

	Fiscal years ended July 31,
	July 31, 2018 As Restated	As a % of Total Revenue As Restated	July 31, 2017 As Restated	As a % of Total Revenue As Restated	2016	As a % of Total Revenue
	(in thousands except percentages)
Revenue:
License and other	$309,007	47%	$266,711	52%	$219,751	52%
Maintenance	77,337	12	68,643	14	59,931	14
Services	266,505	41	174,179	34	144,764	34
Total revenue	652,849	100	509,533	100	424,446	100
Cost of revenue:
License and other	35,452	5	17,046	3	7,184	2
Maintenance	14,783	2	13,397	3	11,547	3
Services	246,548	38	161,116	31	133,103	31
Total cost of revenue	296,783	45	191,559	37	151,834	36
Gross profit:
License and other	273,555	42	249,665	49	212,567	50
Maintenance	62,554	10	55,246	11	48,384	11
Services	19,957	3	13,063	3	11,661	3
Total gross profit	356,066	55	317,974	63	272,612	64
Operating expenses:
Research and development	171,657	26	130,323	26	112,496	26
Sales and marketing	124,117	19	109,239	21	92,765	22
General and administrative	75,916	12	56,551	11	50,914	12
Total operating expenses	371,690	57	296,113	58	256,175	60
Income (loss) from operations	(15,624)	(2)	21,861	5	16,437	4
Interest income	13,281	2	5,867	1	4,850	1
Interest expense	(6,442)	(1)	(13)	—	—	—
Other income (expense), net	509	—	811	—	(505)	—
Income before provision for income taxes	(8,276)	(1)	28,526	6	20,782	5
Provision for income taxes	18,467	3	10,454	2	5,806	1
Net income (loss)	$(26,743)	(4)%	$18,072	4%	$14,976	4%
Comparison of the Fiscal Years Ended July 31, 2018 (As Restated) and 2017 (As Restated)
Revenue
We derive our revenue primarily from licensing our software applications, providing maintenance support, and delivering professional services. Additionally, a small but growing portion of our revenue is derived from subscriptions of our cloud-delivered software.
We adopted ASU No. 2014-09, “Revenue from Contracts with Customers (ASC 606)” effective August 1, 2018, the beginning of our fiscal year 2019. Refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K/A for further details on our evaluation of the potential impact of ASC 606 as well as a description of our accounting policy related to revenue recognition.

License and Other
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

	Fiscal years ended July 31,
	2018 As Restated		2017 As Restated		Change
		% of total		% of total
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and other	$309,007	47%	$266,711	52%	$42,296	16%
Maintenance	77,337	12	68,643	14	8,694	13
Services	266,505	41	174,179	34	92,326	53
Total revenue	$652,849	100%	$509,533	100%	$143,316	28%
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

	Fiscal years ended July 31,
	2018 As Restated		2017 As Restated		Change
		% of license and other		% of license and other
	Amount	revenue	Amount	revenue	($)	(%)
	(In thousands, except percentages)
License and other revenue:
Term and other	$297,194	96%	$253,571	95%	$43,623	17%
Perpetual	11,813	4	13,140	5	(1,327)	(10)
Total license and other revenue	$309,007	100%	$266,711	100%	$42,296	16%
The $43.6 million increase in our term and other revenue was primarily driven by net increases in revenue resulting from the timing of invoices from new and existing customers that affected revenue recognition, escalating annual fees from existing orders, recently acquired customers, and increased adoption of most subscription offerings in our InsurancePlatform, including InsuranceSuite, data and analytics, and digital engagement applications.
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
In the fourth quarter of our fiscal year 2018, we recognized approximately $0.3 million of revenue as a result of payments received in advance of due dates which were to occur in the following fiscal year, compared to approximately $1.4 million of early payments received in the fourth fiscal quarter of 2017. The net impact of early payments to license and other revenue was approximately $1.1 million less in fiscal year 2018. In future periods under the new revenue recognition guidance effective August 1, 2018, the timing of payments received will not affect the timing of revenue on term licenses.
Maintenance Revenue
The $8.7 million increase in our maintenance revenue reflects our growing term customer base. Subscription arrangements include maintenance as part of the subscription service and are not priced or reported separately. As a result, an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenue.
Services Revenue
The $92.3 million increase in our services revenue was primarily driven by a net increase of $62.0 million in billings from new and existing customer engagements performed during fiscal year 2018, and $25.0 million in professional services billings relating to engagements from our recently acquired products and services.
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
Deferred Revenue

	As of July 31,
	2018 As Restated	2017 As Restated	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenue:
Deferred license and other revenue	$55,192	28,478	$26,714	94%
Deferred maintenance revenue	54,554	47,727	6,827	14
Deferred services revenue	41,119	39,681	1,438	4
Total deferred revenue	$150,865	$115,886	$34,979	30%
Deferred License and Other Revenue
The $26.7 million increase in deferred license and other revenue was a result of an $18.6 million increase due to term license billings related to new and existing contracts that will be recognized ratably, primarily related to annual renewals of term licenses, as well as an $8.1 million increase in subscription contracts, primarily as a result of the acquisition of Cyence.
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
Deferred Services Revenue
Deferred services revenue increased slightly as the amount of new services billings which are being deferred were substantially offset by the recognition of previously deferred billings that were recognized upon completion or going live of the projects. These projects mainly consisted of ongoing InsuranceNow implementations related to acquired contracts.
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

	Fiscal years ended July 31,
	2018 As Restated		2017		Change
	Amount	% of total revenue	Amount	% of total revenue	($)	(%)
	(In thousands, except percentages)
Cost of revenue:
License and other	$35,452	5%	$17,046	3%	$18,406	108%
Maintenance	14,783	2	13,397	3	1,386	10
Services	246,548	38	161,116	31	85,432	53
Total cost of revenue	$296,783	45%	$191,559	37%	$105,224	55%
Includes stock-based compensation of:
Cost of license and other revenue	$1,002		$373		$629
Cost of maintenance revenue	1,886		1,694		192
Cost of services revenue	21,856		18,622		3,234
Total	$24,744		$20,689		$4,055
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
Gross Profit

	Fiscal years ended July 31,
	2018 As Restated		2017 As Restated		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License and other	$273,555	89%	$249,665	94%	$23,890	10%
Maintenance	62,554	81	55,246	80	7,308	13
Services	19,957	7	13,063	7	6,894	53
Total gross profit	$356,066	55%	$317,974	63%	$38,092	12%
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

	Fiscal years ended July 31,
	2018		2017		Change
		% of total		% of total
	Amount	revenue As Restated	Amount	revenue	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$171,657	26%	$130,323	26%	$41,334	32%
Sales and marketing	124,117	19	109,239	21	14,878	14
General and administrative	75,916	12	56,551	11	19,365	34
Total operating expenses	$371,690	57%	$296,113	58%	$75,577	26%

Includes stock-based compensation of:
Research and development	$25,440		$18,123		$7,317
Sales and marketing	18,387		16,663		1,724
General and administrative	21,043		16,319		4,724
Total	$64,870		$51,105		$13,765

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

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for income taxes	$18,467	$10,454	$8,013	77%
Effective tax rate	(223)%	37%

We recognized an income tax provision of $18.5 million for fiscal year 2018 compared to $10.5 million for fiscal year 2017, which was primarily due to the increase in tax due to the remeasurement of U.S. deferred taxes as a result of the Tax Act, and permanent differences for non-deductible executive compensation and acquisition-related expenses offset by tax benefits related to research and development credits and excess tax benefits. The effective tax rate of (223)% for fiscal year 2018, differs from the statutory U.S. Federal income tax rate of 26.9% mainly due to the remeasurement of U.S. deferred taxes as a result of the Tax Act, changes in valuation allowance, and permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, certain non-deductible expenses including executive compensation, and acquisition-related expenses.
Comparison of the Fiscal Years Ended July 31, 2017 (As Restated) and 2016
Revenue

	Fiscal years ended July 31,
	2017 As Restated		2016		Change
		% of total revenue		% of total revenue
	Amount		Amount		($)	(%)
	(in thousands, except percentages)
Revenue:
License and other	$266,711	52%	$219,751	52%	$46,960	21%
Maintenance	68,643	14	59,931	14	8,712	15
Services	174,179	34	144,764	34	29,415	20
Total revenue	$509,533	100%	$424,446	100%	$85,087	20%

License and Other Revenue
The $47.0 million increase in our license and other revenue was primarily driven by increased adoption of most offerings in our InsurancePlatform, including InsuranceSuite, data and analytics and digital engagement applications.

	Fiscal years ended July 31,
	2017 As Restated		2016		Change
		% of license revenue		% of license revenue
	Amount		Amount		($)	(%)
	(In thousands, except percentages)
License and other revenue:
Term and other	$253,571	95%	$208,430	95%	$45,141	22%
Perpetual	13,140	5	11,321	5	1,819	16
Total license and other revenue	$266,711	100%	$219,751	100%	$46,960	21%
The $45.1 million increase in our term and other revenue was primarily driven by term licenses with new and existing customers, and net increases in revenue of $5.4 million resulting from the timing of invoices and corresponding due dates, payments received in advance of corresponding due dates, and other contractual terms that affected revenue recognition from existing orders.
Perpetual license revenue accounted for approximately 5% of total license and other revenue.
In the fourth fiscal quarter of fiscal year 2017, we recognized approximately $1.4 million of revenue as a result of payments received in that fiscal year in advance of due dates which fell in the following fiscal year, resulting in approximately $1.3 million lower revenue due to the net impact of early payments in fiscal year 2017. Similarly, in the fourth quarter of fiscal year 2016, we recognized approximately $2.7 million of revenue as a result of early payments received in advance of due dates which were in fiscal year 2017. For the fiscal year 2016, the net benefit to revenue of early payments was approximately $2.7 million.
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
Deferred Revenue

	As of July 31,
	2017 As Restated	2016	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Deferred revenue:
Deferred license and other revenue	$28,478	$19,841	$8,637	44%
Deferred maintenance revenue	47,727	38,928	8,799	23
Deferred services revenue	39,681	11,246	28,435	253
Total deferred revenue	$115,886	$70,015	$45,871	66%
Deferred License and Other Revenue
The $8.6 million increase in deferred license and other revenue was primarily due to the combined net impact from increases in deferrals of amounts associated with term license renewals and subscription contracts that are recognized on a ratable basis, increases in license billings related to new contracts executed during fiscal year 2017 which will be recognized when contractual obligations are met, partially offset by the recognition of billings recognized based on timing of payments and upon meeting certain contractual obligations.
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

Cost of Revenue and Gross Profit

	Fiscal years ended July 31,
	2017		2016		Change
	Amount	% of total revenue As Restated	Amount	% of total revenue	($)	(%)
	(In thousands, except percentages)
Cost of revenue:
License and other	$17,046	3%	$7,184	2%	$9,862	137%
Maintenance	13,397	3	11,547	3	1,850	16
Services	161,116	31	133,103	31	28,013	21
Total cost of revenue	$191,559	37%	$151,834	36%	$39,725	26%
Includes stock-based compensation of:
Cost of license and other revenue	$373		$433		$(60)
Cost of maintenance revenue	1,694		1,491		203
Cost of services revenue	18,622		17,878		744
Total	$20,689		$19,802		$887
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

	Fiscal years ended July 31,
	2017 As Restated		2016		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
License and other	$249,665	94%	$212,567	97%	$37,098	17%
Maintenance	55,246	80	48,384	81	6,862	14
Services	13,063	7	11,661	8	1,402	12
Total gross profit	$317,974	63%	$272,612	64%	$45,362	17%
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
Provision for Income Taxes

	Fiscal years ended July 31,
	2017 As Restated	2016	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for income taxes	$10,454	$5,806	$4,648	80%
Effective tax rate	37%	28%
We recognized an income tax provision of $10.5 million for fiscal year 2017 compared to $5.8 million for fiscal year 2016. The increase in our provision for income taxes for fiscal year 2017 was primarily due to an increase in pre-tax net income, as compared to fiscal year 2016. Our effective income tax rate increased to 37% for fiscal year 2017 compared to 28% for fiscal year 2016. The increase in our effective income tax rate was primarily a result of lower research tax credits generated in fiscal year 2017.

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

	Fiscal quarters ended
	July 31, 2018 As Restated	April 30, 2018 As Revised	January 31, 2018 As Revised	October 31, 2017 As Revised	July 31, 2017 As Restated	April 30, 2017	January 31, 2017	October 31, 2016
	(unaudited) (in thousands, except per share amounts)
Total revenue	$240,260	$142,149	$160,226	$110,214	$176,349	$123,436	$115,621	$94,127
Total cost of revenue	90,480	75,681	67,516	63,106	57,261	51,468	40,811	42,019
Total gross profit	149,780	66,468	92,710	47,108	119,088	71,968	74,810	52,108
Income (loss) from operations	48,101	(28,867)	(3,974)	(30,884)	36,297	(4,339)	8,205	(18,302)
Net income (loss)	$58,777	$(31,150)	$(51,620)	$(2,750)	$23,775	$(1,819)	$3,974	$(7,858)
Income (loss) per share - basic	$0.73	$(0.40)	$(0.67)	$(0.04)	$0.32	$(0.02)	$0.05	$(0.11)
Income (loss) per share - diluted	$0.72	$(0.40)	$(0.67)	$(0.04)	$0.31	$(0.02)	$0.05	$(0.11)
Our quarterly results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control, making our results of operations variable and difficult to predict. Such factors include those discussed above and those set forth in “Risk Factors—We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors” and “Risk Factors—Seasonal sales patterns and other variations related to our revenue recognition may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline” in Item 1A of Part I of this Annual Report on Form 10-K/A. One or more of these factors may cause our results of operations to vary widely. As such, we believe that our quarterly results of operations may vary significantly in the future and that sequential quarterly comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows:

	July 31, 2018 As Restated	July 31, 2017 As Restated	July 31, 2016
	(in thousands)
Cash, cash equivalents, and investments	$1,258,100	$687,788	$735,802
Working capital	$984,304	$510,873	$588,589
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
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A:

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	2016
	(in thousands)
Net cash provided by operating activities	$140,459	$138,759	$99,900
Net cash used in investing activities	$(537,584)	$(113,342)	$(101,253)
Net cash provided by financing activities	$573,000	$13,031	$13,454
Cash flows from Operating Activities
Net cash provided by operating activities increased by $1.7 million in fiscal year 2018 as compared to fiscal year 2017. This increase in operating cash was primarily attributable to a $15.4 million increase in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items, partially offset by a $13.7 million increase in cash used in working capital activity as compared to the same period a year ago.
Net cash provided by operating activities increased by $38.9 million in fiscal year 2017 as compared to fiscal year 2016. The increase in operating cash was primarily attributable to a $20.6 million increase in net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, deferred taxes and other non-cash items, and a $18.3 million net increase in cash provided by working capital activity as compared to the same period a year ago.

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
Net cash provided by financing activities was $573.0 million in fiscal year 2018, as compared to $13.0 million in fiscal year 2017. The increase of $560.0 million in net cash provided by financing activities was primarily due to $387.2 million and $220.9 million of cash raised from issuances of debt and equity, respectively. This increase was partially offset by the purchase of a capped call option for $37.2 million and fewer options exercised in fiscal year 2018.
Net cash provided by financing activities was $13.0 million in fiscal year 2017, as compared to $13.5 million in fiscal year 2016. The decrease of $0.5 million in net cash provided by financing activities was primarily a result of fewer options exercised in fiscal year 2017.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Guidewire Software, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended July 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended July 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 18, 2018, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over certain revenue transactions, as to which the date is May 31, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Restatement of Annual Consolidated Financial Statements
As discussed in Note 1 to the consolidated financial statements, the 2018 and 2017 consolidated financial statements have been restated to correct a misstatement.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments due to the adoption of FASB Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2006.

Santa Clara, California
September 18, 2018, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over certain revenue transactions and the Restatement of Annual Consolidated Financial Statements, Immaterial Revisions to Interim Condensed Consolidated Financial Statements, Compensation, Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting (As Restated), and Revenue from Contracts with Customers (ASC 606): Revenue Recognition (As Restated) sections of Note 1 and the correspondingly impacted portions of Notes 3, 4, 5, 9, and 11, as to which the date is May 31, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Guidewire Software, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Guidewire Software, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated September 18, 2018, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over certain revenue transactions and the Restatement of Annual Consolidated Financial Statements, Immaterial Revisions to Interim Condensed Consolidated Financial Statements, Compensation, Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting (As Restated), and Revenue from Contracts with Customers (ASC 606): Revenue Recognition (As Restated) sections of Note 1 and the correspondingly impacted portions of Notes 3, 4, 5, 9, and 11, as to which the date is May 31, 2019, expressed an unqualified opinion on those consolidated financial statements.

In our report dated September 18, 2018, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018, as presented herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company not conducting an effective risk assessment and the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions as of July 31, 2018 has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ KPMG LLP

Santa Clara, California
September 18, 2018, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over certain revenue transactions, as to which the date is May 31, 2019

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2018 As Restated	July 31, 2017 As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$437,140	$263,176
Short-term investments	630,008	310,027
Accounts receivable, net of allowances of $1,062 and $0, respectively	124,849	79,433
Prepaid expenses and other current assets	30,464	26,604
Total current assets	1,222,461	679,240
Long-term investments	190,952	114,585
Property and equipment, net	18,595	14,376
Intangible assets, net	95,654	71,315
Deferred tax assets, net	90,369	37,430
Goodwill	340,877	141,851
Other assets	22,525	20,104
TOTAL ASSETS	$1,981,433	$1,078,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,635	$13,416
Accrued employee compensation	60,135	48,882
Deferred revenue, current	127,107	95,994
Other current liabilities	20,280	10,075
Total current liabilities	238,157	168,367
Convertible senior notes, net	305,128	—
Deferred revenue, noncurrent	23,758	19,892
Other liabilities	774	2,112
Total liabilities	567,817	190,371
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2018 and 2017; 80,611,698 and 75,007,625 shares issued and outstanding as of July 31, 2018 and 2017, respectively	8	8
Additional paid-in capital	1,296,380	828,415
Accumulated other comprehensive loss	(7,748)	(5,796)
Retained earnings	124,976	65,903
Total stockholders’ equity	1,413,616	888,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,981,433	$1,078,901

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	2016
Revenue:
License and other	$309,007	$266,711	$219,751
Maintenance	77,337	68,643	59,931
Services	266,505	174,179	144,764
Total revenue	652,849	509,533	424,446
Cost of revenue:
License and other	35,452	17,046	7,184
Maintenance	14,783	13,397	11,547
Services	246,548	161,116	133,103
Total cost of revenue	296,783	191,559	151,834
Gross profit:
License and other	273,555	249,665	212,567
Maintenance	62,554	55,246	48,384
Services	19,957	13,063	11,661
Total gross profit	356,066	317,974	272,612
Operating expenses:
Research and development	171,657	130,323	112,496
Sales and marketing	124,117	109,239	92,765
General and administrative	75,916	56,551	50,914
Total operating expenses	371,690	296,113	256,175
Income (loss) from operations	(15,624)	21,861	16,437
Interest income	13,281	5,867	4,850
Interest expense	(6,442)	(13)	—
Other income (expense), net	509	811	(505)
Income (loss) before provision for income taxes	(8,276)	28,526	20,782
Provision for income taxes	18,467	10,454	5,806
Net income (loss)	$(26,743)	$18,072	$14,976
Net income (loss) per share:
Basic	$(0.34)	$0.24	$0.21
Diluted	$(0.34)	$0.24	$0.20
Shares used in computing net income (loss) per share:
Basic	77,709,592	73,994,577	72,026,694
Diluted	77,709,592	75,328,343	73,765,960

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	As of July 31,
	2018 As Restated	2017 As Restated	2016
Net income (loss)	$(26,743)	$18,072	$14,976
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,567)	1,179	(562)
Unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $233, $234, and $(187), respectively	(363)	(231)	288
Reclassification adjustment for realized (gain) loss on available-for-sale securities, included in net income	(22)	(151)	24
Other comprehensive income (loss)	(1,952)	797	(250)
Comprehensive income (loss)	$(28,695)	$18,869	$14,726

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2015	71,005,738	$7	$662,869	$(6,343)	$32,855	$689,388
Issuance of common stock upon exercise of stock options	652,832	—	7,840	—	—	7,840
Issuance of common stock upon restricted stock unit ("RSU") release	1,408,746	—	—	—	—	—
Shares withheld for taxes related to net share settlement	(27,397)	—	(1,488)	—	—	(1,488)
Stock-based compensation	—	—	66,409	—	—	66,409
Tax benefit from the exercise of stock options and vesting of RSUs	—	—	7,060	—	—	7,060
Net income	—	—	—	—	14,976	14,976
Foreign currency translation adjustment	—	—	—	(562)	—	(562)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	288	—	288
Reclassification adjustment for realized loss included in net income	—	—	—	24	—	24
Balance as of July 31, 2016	73,039,919	$7	$742,690	$(6,593)	$47,831	$783,935
Issuance of common stock upon exercise of stock options	594,936	—	5,563	—	—	5,563
Issuance of common stock upon RSU release	1,372,770	1	(1)	—	—	—
Stock-based compensation	—	—	72,695	—	—	72,695
Tax benefit from the exercise of stock options and vesting of RSUs (As Restated)	—	—	7,468	—	—	7,468
Net income (As Restated)	—	—	—	—	18,072	18,072
Foreign currency translation adjustment	—	—	—	1,179	—	1,179
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(231)	—	(231)
Reclassification adjustment for realized gain, included in net income	—	—	—	(151)	—	(151)
Balance as of July 31, 2017 (As Restated)	75,007,625	$8	$828,415	$(5,796)	$65,903	$888,530
Issuance of common stock upon exercise of stock options	150,924	—	2,013	—	—	2,013
Issuance of common stock upon RSU release	1,255,605	—	—	—	—	—
Stock-based compensation	—	—	89,176	—	—	89,176
Issuance of common stock for Cyence acquisition	1,568,973	—	117,457	—	—	117,457
Public offering, net of issuance cost	2,628,571	—	220,948	—	—	220,948
Equity component of convertible senior notes, net of issuance cost	—	—	74,562	—	—	74,562
Purchase of capped calls	—	—	(37,200)	—	—	(37,200)
Net loss (As Restated)	—	—	—	—	(26,743)	(26,743)
Foreign currency translation adjustment	—	—	—	(1,567)	—	(1,567)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(363)	—	(363)
Reclassification adjustment for realized gain on available-for-sale securities, included in net income	—	—	—	(22)	—	(22)
Adoption of new accounting standard (ASU 2016-09) (As Restated)	—	—	1,009	—	85,816	86,825
Balance as of July 31, 2018 (As Restated)	80,611,698	$8	$1,296,380	$(7,748)	$124,976	$1,413,616

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,743)	$18,072	$14,976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,611	18,725	8,842
Amortization of debt discount and issuance costs	4,512	—	—
Stock-based compensation	89,614	71,794	66,131
Excess tax benefit from stock-based compensation	—	(7,468)	(7,102)
Charges to bad debt and revenue reserves	1,062	—	—
Deferred income tax	14,150	(1,227)	(4,568)
Amortization of premium on available-for-sale securities, and other non-cash items	(1,418)	1,462	2,516
Changes in operating assets and liabilities:
Accounts receivable	(40,832)	(9,750)	(75)
Prepaid expenses and other assets	(2,737)	(9,463)	(7,668)
Accounts payable	16,794	1,311	603
Accrued employee compensation	9,230	7,138	4,114
Other liabilities	8,858	6,612	5,993
Deferred revenue	32,358	41,553	16,138
Net cash provided by operating activities	140,459	138,759	99,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(859,657)	(462,035)	(652,017)
Sales and maturities of available-for-sale securities	464,143	547,630	597,405
Purchase of property and equipment	(9,398)	(5,886)	(7,111)
Capitalized software development costs	(2,613)	(784)	—
Strategic investment	—	(4,677)	—
Acquisitions of business, net of cash acquired	(130,059)	(187,590)	(39,530)
Net cash used in investing activities	(537,584)	(113,342)	(101,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	387,239	—	—
Proceeds from issuance of common stock, net of issuance costs	220,948	—	—
Purchase of capped calls	(37,200)	—	—
Proceeds from issuance of common stock upon exercise of stock options	2,013	5,563	7,840
Taxes remitted on restricted stock units vested	—	—	(1,488)
Excess tax benefit from exercise of stock options and vesting of restricted stock units	—	7,468	7,102
Net cash provided by financing activities	573,000	13,031	13,454
Effect of foreign exchange rate changes on cash and cash equivalents	(1,911)	1,146	(881)
NET INCREASE IN CASH AND CASH EQUIVALENTS	173,964	39,594	11,220
CASH AND CASH EQUIVALENTS—Beginning of period	263,176	223,582	212,362
CASH AND CASH EQUIVALENTS—End of period	$437,140	$263,176	$223,582
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$4,744	$3,700	$3,907
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accruals for purchase of property and equipment	$1,508	$1,376	$882
Accruals for capitalized software development costs	$189	$171	$—
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

Restatement of Annual Consolidated Financial Statements

On April 25, 2019, the Company identified certain errors in its consolidated financial statements as of and for the fiscal years ended July 31, 2018 (“FY18”) and 2017 (“FY17”) related to a misapplication of the vendor specific objective evidence (“VSOE”) provisions of the prior revenue recognition guidance applicable to certain customer contracts under Accounting Standards Codification (“ASC”) 605 (the “VSOE error”).

The misapplication of VSOE provisions of ASC 605 related to a subset of contracts that had been amended by the Company and its customers in FY18 and FY17. Specifically, those amended contracts resulted in the customer being simultaneously committed to both the software license and maintenance for one year. Under ASC 605, the misapplication impacts the timing of license revenue recognition, as license revenue should have been recognized ratably over the one-year extension rather than upfront upon amendment of the contracts. The total amount of revenue to be recognized under ASC 605 was unaffected. The impact of this VSOE error is a decrease in license and other revenue of $6.8 million and $4.8 million for FY18 and FY17, respectively.

The Company is also correcting the previously filed consolidated financial statements as of and for the year ended July 31, 2018 in this Form-10-K/A for other errors related to professional services arrangements (the “other corrections”). These other corrections were deemed immaterial when they were originally identified. These other corrections include a decrease in professional services revenue of $1.4 million and an increase in cost of revenue - services of $0.1 million in FY18. In addition to correcting the errors discussed above, the Company is also correcting the provision for income taxes to reflect the impact of the VSOE error and other corrections (together with the tax correction, the “adjustments” or the “restatement”).

The table below presents the impact of the adjustments on the Company’s consolidated statement of operations for FY18 and FY17 (in thousands, except per share data):

	For the year ended July 31, 2018			For the year ended July 31, 2017
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
License and other	$315,776	$(6,769)	$309,007	$271,462	$(4,751)	$266,711
Maintenance	77,337	—	77,337	68,643	—	68,643
Services	267,954	(1,449)	266,505	174,179	—	174,179
Total revenue	661,067	(8,218)	652,849	514,284	(4,751)	509,533
Cost of revenue	296,707	76	296,783	191,559	—	191,559
Gross profit	364,360	(8,294)	356,066	322,725	(4,751)	317,974
Total operating expenses	371,690	—	371,690	296,113	—	296,113
Loss from operations	(7,330)	(8,294)	(15,624)	26,612	(4,751)	21,861
Other income (expense), net	7,348	—	7,348	6,665	—	6,665
Provision for income taxes	19,683	(1,216)	18,467	12,053	(1,599)	10,454
Net income (loss)	$(19,665)	$(7,078)	$(26,743)	$21,224	$(3,152)	$18,072
Net income (loss) per share:
Basic	$(0.25)	$(0.09)	$(0.34)	$0.29	$(0.04)	$0.24
Diluted	$(0.25)	$(0.09)	$(0.34)	$0.28	$(0.04)	$0.24

The table below presents the impact of the adjustments on the Company’s consolidated statement of operations for the three months ended July 31, 2018 and 2017 (in thousands, except per share data):

	For the three months ended July 31, 2018			For the three months ended July 31, 2017
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(unaudited)
Revenue:
License and other	$151,103	$(7,406)	$143,697	$109,695	$(4,751)	$104,944
Maintenance	20,548	—	20,548	18,671	—	18,671
Services	76,988	(973)	76,015	52,734	—	52,734
Total revenue	248,639	(8,379)	240,260	181,100	(4,751)	176,349
Cost of revenue	91,723	(1,243)	90,480	57,261	—	57,261
Gross profit	156,916	(7,136)	149,780	123,839	(4,751)	119,088
Total operating expenses	101,679	—	101,679	82,791	—	82,791
Loss from operations	55,237	(7,136)	48,101	41,048	(4,751)	36,297
Other income (expense), net	1,300	—	1,300	2,720	—	2,720
Provision for income taxes	(26,889)	17,513	(9,376)	16,841	(1,599)	15,242
Net income (loss)	83,426	(24,649)	58,777	26,927	(3,152)	23,775
Net income (loss) per share:
Basic	$1.04	$(0.31)	$0.73	$0.36	$(0.04)	$0.32
Diluted	$1.02	$(0.30)	$0.72	$0.36	$(0.04)	$0.31

The impact of the restatement on the consolidated balance sheet as of July 31, 2018 included increases in deferred revenue, current, and deferred tax assets, net, of $13.0 million and $2.9 million, respectively, and decreases in retained earnings and prepaid expenses and other current assets of $8.5 million and less than $0.1 million, respectively. The impact of the adjustments on the consolidated balance sheet as of July 31, 2017 included an increase in deferred revenue, current of $4.8 million, and decreases in additional paid-in capital and retained earnings of $1.6 million and $3.2 million, respectively. The tax impact of the adjustments resulted in an increase of $1.6 million in cash flows provided by operating activities and a corresponding decrease in cash flow provided by financing activities for FY17.

Additionally, the impact of the restatement was reflected as appropriate in the Statements of Comprehensive Income (Loss), Statements of Shareholders’ Equity, and related footnotes.

Immaterial Revisions to Interim Condensed Consolidated Financial Statements

From a quarterly perspective, the impact of the adjustments was immaterial to the interim condensed consolidated financial statements as of and for the quarters ended October 31, 2017, January 31, 2018, and April 30, 2018 and the related year-to-date periods previously filed on Form 10-Q for those respective periods. There was no impact on the quarters ended October 31, 2016, January 31, 2017, and April 30, 2017. The table below presents the impact of the adjustments on the quarterly condensed consolidated statement of operations for each of the interim quarters during the year ended July 31, 2018 (in thousands, except per share data):

	3 Months Ended October 31, 2017		3 Months Ended January 31, 2018		3 Months Ended April 30, 2018
	As Previously Reported	As Revised	As Previously Reported	As Revised	As Previously Reported	As Revised
	(unaudited)
Revenue:
License and other	$30,093	$32,136	$84,221	$80,782	$50,359	$52,392
Maintenance	18,930	18,930	19,110	19,110	18,749	18,749
Services	59,148	59,148	60,457	60,334	71,361	71,008
Total revenue	108,171	110,214	163,788	160,226	140,469	142,149
Cost of revenue	62,894	63,106	67,769	67,516	74,321	75,681
Gross profit	45,277	47,108	96,019	92,710	66,148	66,468
Total operating expenses	77,992	77,992	96,684	96,684	95,335	95,335
Income from operations	(32,715)	(30,884)	(665)	(3,974)	(29,187)	(28,867)
Other income (expense), net	1,646	1,646	3,224	3,224	1,178	1,178
Provision for income taxes	(22,155)	(26,488)	48,114	50,870	20,613	3,461
Net income (loss)	$(8,914)	$(2,750)	$(45,555)	$(51,620)	$(48,622)	$(31,150)
Net income (loss) per share:
Basic	$(0.12)	$(0.04)	$(0.59)	$(0.67)	$(0.62)	$(0.40)
Diluted	$(0.12)	$(0.04)	$(0.59)	$(0.67)	$(0.62)	$(0.40)

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
Recently Adopted Accounting Pronouncements
Compensation, Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting (As Restated)
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation, Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 on August 1, 2017. As a result of this adoption, previously unrecognized tax benefits of $87.4 million were recorded as deferred tax assets net of valuation allowance of $0.6 million, on a modified retrospective approach with a net cumulative effect adjustment to opening retained earnings of $86.8 million. The Company elected to account for forfeitures based on actuals, as they occur, and using a modified retrospective transition method, recorded a cumulative-effect adjustment of $1.0 million to decrease the Company’s opening retained earnings balance as of the adoption date. For the year ended July 31, 2018, the provision for income taxes included tax benefits of $9.1 million related to the tax effects of settled stock-based awards.
Recent Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers (ASC 606): Revenue Recognition (As Restated)
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance.
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
The Company will adopt these ASUs (collectively, ASC 606) on August 1, 2018 under the Modified Retrospective Method.
The Company has evaluated the potential impact of ASC 606 on its revenue recognition policy and practices and has concluded that ASC 606 will impact the pattern of its revenue recognition associated with its software licenses and, to a lesser extent, cloud-based subscriptions. The Company’s term licenses require payments to be made annually or quarterly in advance and are subject to extended payment terms. Currently under ASC 605, revenue associated with term software licenses is recognized in the earlier of the period in which the payments are due or are actually made. Under ASC 606, the Company will be required to recognize term license revenue associated with such payments not when they are made or due, but when control of the software license is transferred to the customer, which occurs at or near the time a contract with a customer is executed. As a result, under ASC 606, contractually obligated payments allocated to the software license under a term license that the Company reasonably expects to collect would be recognized upon delivery. In conjunction with its evaluation of this new standard, the Company began revising its contracting practices and amending existing agreements with certain customers primarily by shortening the initial, non-

refundable term of its licenses. Since fiscal year 2017, a majority of new term license contracts have a two-year initial term with subsequent one-year auto renewal options.
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
While the Company is still evaluating the impact of the change to the timing of revenue recognition, the Company expects to have a balance sheet impact at the date of adoption of approximately $45 million recorded as a reduction primarily to deferred revenue and an increase to un-billed contract revenue. Another significant provision under ASC 606 includes the capitalization and amortization of costs associated with obtaining a contract, most significantly sales commissions. The amortization period for the Company's deferred costs will be recognized over the estimated period of benefit, which is estimated to be five years. The Company expects there to be a balance sheet impact at the date of adoption recognizing the deferred sales commission capitalization costs of approximately $13 million. We will continue to monitor additional changes, modifications, clarifications or interpretations of ASC 606, which may impact current expectations.
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
The unaudited pro forma financial information is as follows (in thousands):

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated
Pro forma revenue	$657,781	$519,351
Pro forma net loss	$(29,696)	$(12,899)
Pro forma net loss per share -- basic and diluted	$(0.38)	$(0.17)
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
Amortization expense was $27.5 million, $12.1 million and $2.3 million during the years ended July 31, 2018, 2017 and 2016, respectively. The estimated future aggregate amortization expense for existing intangible assets as of July 31, 2018, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2019	$29,112
2020	26,834
2021	19,965
2022	11,143
2023	3,799
Thereafter	4,801
Total future amortization expense	$95,654
Allowance for Doubtful Accounts
Allowance for Doubtful Accounts consists of the following (in thousands):

Allowance for Doubtful Accounts as of July 31, 2017	$—
Charges to bad debt and revenue reserves	1,062
Write-offs, net	—
Allowance for Doubtful Accounts as of July 31, 2018	$1,062
Accrued Employee Compensation
Accrued employee compensation consists of the following:

	July 31, 2018	July 31, 2017
	(in thousands)
Accrued bonuses	$31,273	$26,581
Accrued commission	7,287	5,228
Accrued vacation	13,132	10,873
Accrued salaries, payroll taxes and benefits	8,443	6,200
Total	$60,135	$48,882
Deferred Revenue
Deferred revenue, current and non-current, consists of the following:

	July 31, 2018 As Restated	July 31, 2017 As Restated
Deferred revenue, current:	(in thousands)
Deferred license and other revenue	$53,755	$25,769
Deferred maintenance revenue	52,010	46,562
Deferred services revenue	21,342	23,663
Total deferred revenue, current	$127,107	$95,994
Deferred revenue, non-current	23,758	19,892
Total	$150,865	$115,886

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss was as follows:

	Foreign Currency Items	Unrealized gain (loss) on available-for-sale securities	Total
	(in thousands)
Balance as of July 31, 2016	$(6,809)	$216	$(6,593)
Foreign currency translation adjustments	1,179	(465)	714
Unrealized loss on available-for-sale securities	—	(151)	(151)
Tax effect	—	234	234
Balance as of July 31, 2017	(5,630)	(166)	(5,796)
Foreign currency translation adjustments	(1,567)	(596)	(2,163)
Unrealized loss on available-for-sale securities	—	(22)	(22)
Tax effect	—	233	233
Balance as of July 31, 2018	$(7,197)	$(551)	$(7,748)

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

The following table sets forth the computation of the Company’s basic and diluted net income per share for the years ended July 31, 2018, 2017 and 2016:

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	2016
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(26,743)	$18,072	$14,976
Net income (loss) per share:
Basic	$(0.34)	$0.24	$0.21
Diluted	$(0.34)	$0.24	$0.20
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	77,709,592	73,994,577	72,026,694
Weighted average effect of dilutive stock options	—	544,520	859,855
Weighted average effect of dilutive Stock Awards	—	789,246	879,411
Diluted	77,709,592	75,328,343	73,765,960
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

As a result of the Company’s fiscal year being a non-calendar year, the lower U.S. statutory Federal income tax rate resulted in a blended U.S. Federal statutory rate of 26.9% for the Company’s fiscal year 2018. For the year ended July 31, 2018, the Company recognized provisional effects from the Tax Act, which include remeasurements of U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse and recorded a net charge of $36.0 million on Federal net deferred tax assets. In addition, as a result of changes in tax law under the Tax Act, the Company recorded a benefit of $6.1 million related to the change of valuation allowance against certain deferred tax assets that are more likely than not to be realized. The Company concluded that no tax will be due related to the one-time transition tax on the deemed repatriation of deferred foreign income.

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
The Company’s income before provision for income taxes for the years ended July 31, 2018, 2017 and 2016 is as follows:

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	2016
	(in thousands)
Domestic	$(13,501)	$21,723	$11,209
International	5,225	6,803	9,573
Income before provision for income taxes	$(8,276)	$28,526	$20,782
The provision for income taxes consisted of the following:

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	2016
	(in thousands)
Current:
U.S. Federal	$2,047	$6,339	$4,936
State	219	1,829	1,006
Foreign	2,203	3,595	4,350
Total current	4,469	11,763	10,292
Deferred:
U.S. Federal	15,766	(686)	(4,867)
State	(1,460)	(429)	631
Foreign	(308)	(194)	(250)
Total deferred	13,998	(1,309)	(4,486)
Total provision for income taxes	$18,467	$10,454	$5,806

Differences between income taxes calculated using the statutory Federal income tax rate of 26.9% in the fiscal year ended July 31, 2018 and 35% in the fiscal years ended July 31, 2017 and 2016 and the provision for income taxes are as follows:

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	2016
	(in thousands)
Statutory Federal income tax	$(2,224)	$9,984	$7,274
State taxes, net of Federal benefit	(993)	806	1,261
Share-based compensation	(8,715)	2,517	2,670
Non-deductible officers' compensation	3,230	959	—
Foreign income taxed at different rates	1,022	(819)	(1,190)
Research tax credits	(5,822)	(2,377)	(3,827)
Re-measurement of U.S. deferred taxes	36,125	—	—
Non-deductible acquisition costs	1,270	270	354
Domestic production activity deduction	—	(1,370)	(1,189)
Permanent differences and others	666	484	453
Change in valuation allowance	(6,092)	—	—
Total provision for income taxes	$18,467	$10,454	$5,806

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2018 As Restated	2017
	(in thousands)
Accruals and reserves	$12,129	$11,612
Stock-based compensation	7,658	8,519
Deferred revenue	4,023	3,848
Property and equipment	1,268	1,189
Net operating loss carryforwards	56,668	16,720
Tax credits	60,450	11,919
Total deferred tax assets	142,196	53,807
Less valuation allowance	28,541	12,583
Net deferred tax assets	113,655	41,224
Less deferred tax liabilities:
Intangible assets	11,461	3,794
Convertible debt	11,567	—
Unremitted foreign earnings	258	—
Total deferred tax liabilities	23,286	3,794
Deferred tax assets, net	90,369	37,430
Less foreign deferred revenue	69	—
Total net deferred tax assets	$90,300	$37,430
The Company adopted ASU 2016-09 effective August 1, 2017 and recorded $87.4 million of deferred tax assets related to excess tax benefits from share-based award activity as of July 31, 2017, which was offset by an increase to the valuation allowance of $0.6 million.
As a result of the Company’s convertible note offering in March 2018, the Company recorded a net deferred tax liability (“DTL”) of $11.7 million. The initial DTL was recorded as a reduction to additional paid in capital.
The Company considered both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, historic book profit/loss, prior taxable income/loss, and results of future operations, and determined that a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $28.5 million and $12.6 million remained as of July 31, 2018 and 2017, respectively. The increase of $15.9 million in valuation allowances in the current year relate primarily to net operating losses and income tax credits incurred in certain tax jurisdictions for which no tax benefit was recognized.
As of July 31, 2018, the Company had U. S. Federal, California and other states net operating loss (“NOL”) carryforwards of $218.0 million, $67.0 million, and $109.4 million, respectively. The U. S. Federal and California NOL carryforwards will start to expire in 2027 and 2019, respectively.
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

Revenue by country and region based on the billing address of the customer is as follows:

	Fiscal years ended July 31,
	2018 As Restated	2017 As Restated	2016
	(in thousands)
United States	$409,729	$301,083	$230,935
Canada	45,591	50,956	44,717
Other Americas	19,154	19,447	18,114
Total Americas	474,474	371,486	293,766
United Kingdom	36,653	32,554	34,031
Other EMEA	75,178	48,727	41,914
Total EMEA	111,831	81,281	75,945
Total APAC	66,544	56,766	54,735
Total revenue	$652,849	$509,533	$424,446
No country other than those listed above accounted for more than 10% of revenue during the years ended July 31, 2018, 2017 and 2016.
The Company’s long-lived assets, including goodwill and intangibles, net by geographic region are as follows:

	July 31, 2018	July 31, 2017
	(in thousands)
Americas	$449,588	$224,667
EMEA	5,491	2,747
APAC	47	128
Total	$455,126	$227,542

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-K/A. Based on such evaluation, we have concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of July 31, 2018.
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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on this assessment and those criteria, management concluded that a material weakness existed related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions as of July 31, 2018. The deficiency arose because we did not conduct an effective assessment to identify risks of material misstatement related to the existence and accuracy of revenue transactions related to certain customer contracts that were amended to extend the initial license term by one year.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness has resulted in a restatement of the consolidated financial statements included within this Form 10-K/A.

Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K/A.
Remediation Plan

Our management and Board of Directors are committed to the continued improvement of our overall system of internal control over financial reporting. Upon identification of the material weakness noted above, we began an evaluation of the related control environment, developed a remediation plan, and began to implement the internal control changes that were identified as part of that plan. This plan includes the implementation of a redesigned control to ensure appropriate risk assessment of the impact that contract amendments have on revenue recognition. We believe our actions will be effective in remediating the material weakness after a sufficient period of time. Management will evaluate the operating effectiveness of the applicable control once our evaluation of the redesigned processes and control procedures is completed.

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
Changes in Internal Control over Financial Reporting

We implemented a new global finance Enterprise Resource Planning (“ERP”) system during the second quarter of our fiscal year 2018 for the purpose of our corporate operations including general ledger, procurement, payment and reporting functions. We expect to implement modules for our order management and revenue recognition functions by the end of the first quarter of our fiscal year 2019. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system and to enhance internal control over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue that through the implementation of remaining modules. Additionally, we will continue to evaluate the operating effectiveness of related controls during subsequent periods.

Other than the material weakness described above and the implementation of the new ERP system, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act in our fiscal year 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item is contained in our definitive proxy statement filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders (the “Proxy Statement”), which was filed not later than 120 days after the end of our fiscal year ended July 31, 2018, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item was set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item was set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information, if any, required by this item was set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item was set forth in the Proxy Statement and is incorporated herein by reference.

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
3. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K/A.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 31, 2019

GUIDEWIRE SOFTWARE, INC.

By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus S. Ryu	President, Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2019
Marcus S. Ryu

/s/ Curtis Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2019
Curtis Smith

*	Director (Chairman of the Board)	May 31, 2019
Peter Gassner

*	Director	May 31, 2019
Andrew Brown

*	Director	May 31, 2019
Guy Dubois

*	Director	May 31, 2019
Paul Lavin

*	Director	May 31, 2019
Clifton Thomas Weatherford

*By:	/s/ Curtis Smith
Curtis Smith
Attorney-in-fact

EXHIBIT INDEX
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Reorganization, by and among Guidewire Software, Inc., Cyence Inc., Caesar Acquisition Sub I, Inc., Caesar Acquisition Sub II, LLC and Shareholder Representative Services LLC dated October 5, 2017.	8-K	2.1	November 2, 2017
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws.	8-K	3.1	December 5, 2016
4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	January 9, 2012
4.2	Indenture, dated as of March 13, 2018, by and between Guidewire Software, Inc. and U.S. Bank National Association.	8-K	4.1	March 13, 2018
4.3	First Supplemental Indenture, dated as of March 13, 2018, by and between Guidewire Software, Inc. and U.S. Bank National Association.	8-K	4.2	March 13, 2018
4.4	Form of 1.25% Convertible Senior Note Due March 15, 2025.	8-K	4.3	March 13, 2018
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	10.1	October 28, 2011
10.2	2006 Stock Plan and forms of agreements thereunder.	S-1	10.2	September 2, 2011
10.3	2009 Stock Plan and forms of agreements thereunder.	S-1	10.3	September 2, 2011
10.4	2010 Restricted Stock Unit Plan and forms of agreements thereunder.	S-1	10.4	September 2, 2011
10.5	2011 Stock Plan and forms of agreements thereunder.	S-1/A	10.5	December 13, 2011
10.6	Form of Executive Agreement.	10-K	10.6	September 17, 2014
10.7	Senior Executive Incentive Bonus Plan.	S-1/A	10.12	December 13, 2011
10.8	Lease Agreement between Parkside Towers, L.P. and the Registrant dated as of December 5, 2011.	S-1/A	10.13	December 13, 2011
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Stock Plan.	10-Q	10.9	December 2, 2015
10.10	Form of Capped Call Confirmation.	8-K	10.1	March 13, 2018
10.11	Lease Agreement between Bay Meadows Station 2 Investors, LLC and the Registrant dated as of December 18, 2017.	10-K	10.11	September 19, 2018
12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges for the Years Ended July 31, 2013, 2014, 2015, 2016 and 2017, and the Six Months Ended January 31, 2018.	S-3	12.1	March 7, 2018
21.1	Subsidiaries of the Registrant.	10-K	21.1	September 19, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	—	—
101.INS	XBRL Instance Document.	Filed herewith	—	—
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith	—	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith	—	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith	—	—
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith	—	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith	—	—

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.