Form 10-Q
period 2019-04-30
Guidewire Software, Inc.
filed 2019-06-10
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
OR
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
 ______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	GWRE	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On May 31, 2019, the registrant had 81,813,541 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Part II - Other Information - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•	growth prospects of the property & casualty (“P&C”) insurance industry and our company;

•	the developing market for subscription services and uncertainties attendant on emerging sales and delivery models;

•	trends in future sales, including the mix of licensing and subscription models and seasonality;

•	our competitive environment and changes thereto;

•	competitive attributes of our software applications and delivery models;

•	challenges to further increase sales outside of the United States;

•	our research and development investment and efforts;

•	expenses to be incurred, and benefits to be achieved from our acquisitions;

•	our gross and operating margins and factors that affect such margins;

•	our provision for tax liabilities, judgments related to revenue recognition, and other critical accounting estimates;

•	the impact of new accounting standards and any contractual changes we have made in anticipation of such changes;

•	the impact of restating our financial statements due to a material misstatement and the related identification of a material weakness in our system of internal controls;

•	our exposure to market risks, including geographical and political events that may negatively impact our customers; and

•	our ability to satisfy future liquidity requirements.

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

PART I – Financial Information

ITEM 1.	Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2019	July 31, 2018 As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$368,869	$437,140
Short-term investments	636,333	630,008
Accounts receivable, net of allowances of $1,267 and $1,062, respectively	108,844	124,849
Unbilled accounts receivable, net	59,710	—
Prepaid expenses and other current assets	35,479	30,464
Total current assets	1,209,235	1,222,461
Long-term investments	242,994	190,952
Unbilled accounts receivable, net	12,910	—
Property and equipment, net	55,375	18,595
Intangible assets, net	73,759	95,654
Goodwill	340,877	340,877
Deferred tax assets, net	88,345	90,369
Other assets	35,204	22,525
TOTAL ASSETS	$2,058,699	$1,981,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,058	$30,635
Accrued employee compensation	54,459	60,135
Deferred revenue, net	90,651	127,107
Other current liabilities	11,236	20,280
Total current liabilities	189,404	238,157
Convertible senior notes, net	314,210	305,128
Deferred revenue, net	21,169	23,758
Other liabilities	7,915	774
Total liabilities	532,698	567,817
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,366,899	1,296,380
Accumulated other comprehensive loss	(7,944)	(7,748)
Retained earnings	167,038	124,976
Total stockholders’ equity	1,526,001	1,413,616
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,058,699	$1,981,433
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018 As Revised	2019	2018 As Revised
Revenue:
License and subscription	$76,218	$52,392	$257,611	$165,310
Maintenance	21,335	18,749	63,602	56,789
Services	65,314	71,008	190,443	190,490
Total revenue	162,867	142,149	511,656	412,589
Cost of revenue:
License and subscription	15,781	9,742	43,850	25,497
Maintenance	3,924	3,828	11,746	10,888
Services	60,573	62,111	185,970	169,918
Total cost of revenue	80,278	75,681	241,566	206,303
Gross profit:
License and subscription	60,437	42,650	213,761	139,813
Maintenance	17,411	14,921	51,856	45,901
Services	4,741	8,897	4,473	20,572
Total gross profit	82,589	66,468	270,090	206,286
Operating expenses:
Research and development	47,102	46,787	139,069	126,155
Sales and marketing	33,301	30,378	96,793	85,949
General and administrative	17,953	18,170	53,839	57,907
Total operating expenses	98,356	95,335	289,701	270,011
Loss from operations	(15,767)	(28,867)	(19,611)	(63,725)
Interest income	7,748	3,762	22,152	7,247
Interest expense	(4,327)	(2,228)	(12,858)	(2,239)
Other income (expense), net	(617)	(356)	(958)	1,040
Loss before income taxes	(12,963)	(27,689)	(11,275)	(57,677)
Provision for (benefit from) income taxes	(4,382)	3,461	(9,002)	27,843
Net loss	$(8,581)	$(31,150)	$(2,273)	$(85,520)
Net loss per share:
Basic	$(0.11)	$(0.40)	$(0.03)	$(1.09)
Diluted	$(0.11)	$(0.40)	$(0.03)	$(1.09)
Shares used in computing net loss per share:
Basic	81,606,088	78,777,484	81,252,993	78,246,146
Diluted	81,606,088	78,777,484	81,252,993	78,246,146

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018 As Revised	2019	2018 As Revised
Net loss	$(8,581)	$(31,150)	$(2,273)	$(85,520)
Other comprehensive income (loss):
Foreign currency translation adjustments	(983)	(1,522)	(1,560)	(94)
Unrealized gains (losses) on available-for-sale securities	889	(322)	2,174	(914)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	(185)	124	(426)	291
Reclassification adjustment for realized gains (losses) included in net income (loss)	(112)	(100)	(384)	(85)
Total other comprehensive income (loss)	(391)	(1,820)	(196)	(802)
Comprehensive loss	$(8,972)	$(32,970)	$(2,469)	$(86,322)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock				Additional paid-in capital		Accumulated other comprehensive income (loss)		Retained Earnings	Total Stockholders’ Equity
	Shares		Amount
Balance as of January 31, 2018 (As Revised)	77,279,160		$8		$991,960		$(4,778)		$97,348	$1,084,538
Net loss (As Revised)	—		—		—		—		(31,150)	(31,150)
Issuance of common stock upon exercise of stock options	34,895		—		328		—		—	328
Issuance of common stock upon vesting of Restricted Stock Units (“RSUs”)	317,327		—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—		23,824		—	—	—	23,824
Issuance of common stock for Cyence acquisition	(265)		—		—		—		—	—
Foreign currency translation adjustment	—	—	—		—		(1,522)		—	(1,522)
Unrealized loss on available-for-sale securities, net of tax	—	—	—		—		(298)		—	(298)
Public offering, net of issuance cost	2,628,571		—		230,000		—		—	230,000
Equity component of convertible senior notes, net of issuance cost	—	—	—		77,567		—	—	—	77,567
Purchase of capped calls	—	—	—		(37,200)		—	—	—	(37,200)
Deferred tax liability related to debt issuance of convertible senior notes	—	—	—		(11,699)		—		—	(11,699)
Balance as of April 30, 2018 (As Revised)	80,259,688		$8		$1,274,780		$(6,598)		$66,198	$1,334,388

	Common stock			Additional paid-in capital		Accumulated other comprehensive income (loss)		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2017 (As Restated)	75,007,625	$8		$828,415		$(5,796)		$65,903	$888,530
Net loss (As Revised)	—	—	—	—	—	—	—	(85,520)	(85,520)
Issuance of common stock upon exercise of stock options	93,973	—	—	1,056	—	—	—	—	1,056
Issuance of common stock upon vesting of RSUs	960,546	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	68,473	—	—	—	—	68,473
Issuance of common stock for Cyence acquisition	1,568,973	—	—	117,457	—	—	—	—	117,457
Foreign currency translation adjustment	—	—	—	—	—	(94)	—	—	(94)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—		(708)		—	(708)
Public offering, net of issuance cost	2,628,571	—	—	230,000	—	—	—	—	230,000
Equity component of convertible senior notes, net of issuance cost	—	—	—	77,567	—	—	—	—	77,567
Purchase of capped calls	—	—	—	(37,200)	—	—	—	—	(37,200)
Deferred tax liability related to debt issuance of convertible senior notes	—	—	—	(11,699)	—	—	—	—	(11,699)
Adoption of ASU 2016-09 and related tax impact (As Restated)	—	—	—	711	—	—	—	85,815	86,526
Balance as of April 30, 2018 (As Revised)	80,259,688	$8		$1,274,780		$(6,598)		$66,198	$1,334,388
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2019 (As Revised)	81,390,505	$8	$1,345,021	$(7,554)	$175,623	$1,513,098
Net loss	—	—	—	—	(8,581)	(8,581)
Issuance of common stock upon exercise of stock options	92,020	—	748	—	(4)	744
Issuance of common stock upon vesting of RSUs	310,954	—	—	—	—	—
Stock-based compensation	—	—	21,130	—	—	21,130
Foreign currency translation adjustment	—	—	—	(983)	—	(983)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	593	—	593
Balance as of April 30, 2019	81,793,479	$8	$1,366,899	$(7,944)	$167,038	$1,526,001

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018 (As Restated)	80,611,698	$8	$1,296,380	$(7,748)	$124,976	$1,413,616
Net loss	—	—	—	—	(2,273)	(2,273)
Issuance of common stock upon exercise of stock options	234,838	—	1,850	—	(4)	1,846
Issuance of common stock upon vesting of RSUs	995,911	—	—	—	—	—
Issuance of common stock for Cyence acquisition	(48,968)	—	—	—	—	—
Stock-based compensation	—	—	68,669	—	—	68,669
Foreign currency translation adjustment	—	—	—	(1,560)	—	(1,560)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,364	—	1,364
Adoption of ASC 606 (As Revised)	—	—	—	—	44,339	44,339
Balance as of April 30, 2019	81,793,479	$8	$1,366,899	$(7,944)	$167,038	$1,526,001

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2019	2018 As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,273)	$(85,520)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,140	26,117
Amortization of debt discount and issuance costs	9,082	1,568
Stock-based compensation	68,736	68,494
Charges to bad debt and revenue reserves	479	—
Deferred income tax	(11,836)	24,692
Amortization of premium (accretion of discount) on available-for-sale securities	(5,696)	(34)
Other non-cash items affecting net income (loss)	515	—
Changes in operating assets and liabilities:
Accounts receivable	14,769	(16,809)
Unbilled accounts receivable	(43,858)	—
Prepaid expenses and other assets	(5,812)	(2,153)
Accounts payable	(11,136)	4,569
Accrued employee compensation	(5,065)	(7,237)
Deferred revenue	(29,639)	20,542
Other liabilities	5,787	2,386
Net cash provided by operating activities	13,193	36,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(778,011)	(535,310)
Sales and maturities of available-for-sale securities	727,102	276,686
Purchases of property and equipment	(28,746)	(4,710)
Capitalized software development costs	(2,243)	(1,850)
Acquisitions of business, net of acquired cash	—	(130,058)
Net cash used in investing activities	(81,898)	(395,242)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	387,239
Proceeds from issuance of common stock, net of issuance costs	—	220,948
Purchase of capped calls	—	(37,200)
Proceeds from issuance of common stock upon exercise of stock options	1,851	1,055
Net cash provided by financing activities	1,851	572,042
Effect of foreign exchange rate changes on cash and cash equivalents	(1,417)	(490)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,271)	212,925
CASH AND CASH EQUIVALENTS—Beginning of period	437,140	263,176
CASH AND CASH EQUIVALENTS—End of period	$368,869	$476,101
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$3,710	$3,786
Accruals for purchase of property and equipment	$13,648	$388
Accruals for capitalized software costs	$171	$435

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
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018, except for changes to revenue recognition, customer acquisition costs, and costs to fulfill a contract resulting from the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”).

Restatement of Annual Consolidated Financial Statements

On June 3, 2019, the Company filed Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment” or “Form 10-K/A”) for the fiscal year ended July 31, 2018. The Company filed the Form 10-K/A to reflect restatements of its audited consolidated financial statements as of and for the fiscal years ended July 31, 2018 and 2017. Specifically, the Form 10-K/A reflected restatements of the Company’s Consolidated Balance Sheets at July 31, 2018 and 2017, its Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for the fiscal years ended July 31, 2018 and 2017, and the related notes thereto, as a result of the correction of errors primarily related to a misapplication of the vendor specific objective evidence (“VSOE”) provisions of the prior revenue recognition rules applicable to certain customer contracts under Accounting Standards Codification (“ASC”) 605 (the “VSOE error”).

The Company also corrected the previously filed consolidated financial statements for the year ended July 31, 2018 for errors related to professional services arrangements (the “other corrections”) that were deemed immaterial when they were originally identified. From a quarterly perspective, the impact of the VSOE error and other corrections was immaterial to the previously filed interim condensed consolidated financial statements for the quarters ended October 31, 2017, January 31, 2018, and April 30, 2018, and the related year-to-date periods. The Company also corrected the provision for income taxes to reflect the impact of the VSOE error and other corrections (together with the tax correction, the “adjustments” or the “restatement”). Accordingly, amounts in certain disclosures have been corrected to reflect the impact of the adjustments as appropriate.
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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period in which the transactions occur. The effects of foreign currency translations are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of the recording entity are presented as other income (expense) in the condensed consolidated statements of operations.
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

Software Development Costs

Certain on-premise software development costs incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Costs incurred subsequent to the establishment of technological feasibility have not been material and, therefore, all software development costs related to on-premise software have been charged to research and development expense in the accompanying condensed consolidated statements of operations as incurred.

For qualifying costs incurred for computer software developed for internal use, the Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, capitalized costs are amortized to cost of revenue over the estimated useful life of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s condensed consolidated statements of operations. Capitalized software development costs are recorded in property and equipment on the Company’s condensed consolidated balance sheets.
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
One customer individually accounted for 10% or more of the Company’s revenue for the three months ended April 30, 2019 and no customer individually accounted for 10% or more of the Company’s revenue for the nine months ended April 30, 2019. No customer individually accounted for 10% or more of the Company’s revenue for the three and nine months ended April 30, 2018. No customer individually accounted for 10% or more of the Company’s accounts receivable as of April 30, 2019 and July 31, 2018.
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
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from licensing arrangements that can span multiple years, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on August 1, 2018 using the modified retrospective method. Refer to Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018 for a description of the Company’s revenue recognition policy prior to August 1, 2018. The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company applies the following framework to recognize revenue:
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

Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract, and mainly consist of sales commissions paid to sales personnel and their related payroll taxes. Capitalized customer acquisition costs related to software licenses, subscriptions, and support services are amortized over the anticipated period of time that such goods and services are expected to be provided to a customer, which the Company estimates to be approximately five years. The amortization of customer acquisition costs is classified as a sales and marketing expense in the condensed consolidated statement of operations.

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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three and nine months ended April 30, 2019 and 2018.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. All deferred tax assets and liabilities are classified as non-current on the Company’s condensed consolidated balance sheets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that some portion or all of such deferred tax assets will not be realized and is based on both positive and negative evidence about the future, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

The effective tax rate in any given financial statement period may differ materially from the statutory rate. These differences may be caused by changes in tax regulations and resulting changes in the deferred tax valuation allowance; changes in the mix and level of income or losses; changes in the expected outcome of tax audits; permanent differences for stock-based compensation, including excess tax benefits; research and development credits; the tax rate differences between the United States and foreign countries; foreign withholding taxes; certain non-deductible expenses, including executive compensation; acquisition-related expenses; and provisions under the Tax Cuts and Jobs Act (the “Tax Act”), including a provision to tax global intangible low-taxed income of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax that may tax certain payments between a U.S. corporation and its foreign subsidiaries.
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
The Company recorded a net increase to opening retained earnings of $44.3 million (as revised) as of August 1, 2018 due to the cumulative impact of adopting ASC 606 using the modified retrospective method. The cumulative impact results from the differences between applying ASC 606 as opposed to applying ASC 605 to existing contracts that were not yet completed as of the date of initial adoption. For contracts completed before August 1, 2018, the Company has not retrospectively applied ASC 606 to the contracts.

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
•Contract costs include deferred commissions and their related payroll taxes, royalties, and referral fees. The short-term portion is presented as prepaid and other current assets, and the long-term portion is presented as other assets.
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
The following table summarizes the impact to the financial statement line items within the condensed consolidated balance sheets as a result of the initial adoption of ASC 606 (in thousands):

	Balances reported as of July 31, 2018, As Restated (1)	Cumulative effect adjustment due to adoption of ASC 606, As Revised (1)	Adjusted beginning balance as of August 1, 2018, As Revised (1)
Unbilled accounts receivable, net	$—	$28,762	$28,762
Contract costs, net	—	12,932	12,932
Deferred tax asset, net	90,369	(13,351)	77,018
Prepaid expenses and other assets	52,989	(239)	52,750
Other liabilities	(21,054)	7,055	(13,999)
Deferred revenue, net	(150,865)	9,180	(141,685)
Retained earnings	(124,976)	(44,339)	(169,315)
(1) Deferred revenue, deferred tax asset, retained earnings, and prepaid expenses and other assets have been corrected to reflect the adjustments as described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2018.

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
The cumulative effect adjustment on deferred revenue is primarily driven by the requirement under ASC 606 to recognize license revenue upfront rather than over the contract period as described in the paragraph above related to unbilled accounts receivable.
The following table summarizes the financial statement line items within the condensed consolidated balance sheets as of April 30, 2019 that were impacted as a result of the adoption of ASC 606 (in thousands):

	As Reported	Change	As if presented under ASC 605
Unbilled accounts receivable, net	$72,620	$(72,620)	$—
Contract costs, net(1)	20,368	(20,368)	—
Deferred tax asset, net	88,345	43,167	131,512
Prepaid expenses and other assets	50,315	945	51,260
Other liabilities	(19,151)	(3,429)	(22,580)
Deferred revenue, net	(111,820)	(90,041)	(201,861)
Retained earnings	(167,038)	139,930	(27,108)
(1) The short- and long-term portions of this balance are reported in ‘Prepaid expenses and other current assets’ and ‘Other assets,’ respectively, on the condensed consolidated balance sheets.
The difference between the 'As Reported' amounts and the 'As if presented under ASC 605' amounts within the condensed consolidated balance sheets is due to the same considerations described above with respect to the transition adjustments as a result of the adoption of ASC 606.
The following table summarizes the financial statement line items within the condensed consolidated statement of operations that were impacted as a result of the adoption of ASC 606 for the three months ended April 30, 2019 (in thousands):

	As Reported	Change	As if presented under ASC 605
Revenue:
License and subscription	$76,218	$(25,366)	$50,852
Maintenance	21,335	210	21,545
Services	65,314	(1,083)	64,231
Total revenue	162,867	(26,239)	136,628
Cost of revenue	80,278	(3,725)	76,553
Gross profit	82,589	(22,514)	60,075
Total operating expenses	98,356	3,726	102,082
Loss from operations	(15,767)	(26,240)	(42,007)
Other income (expense), net	2,804	215	3,019
Benefit from income taxes	(4,382)	(6,234)	(10,616)
Net loss	$(8,581)	$(19,791)	$(28,372)
Net loss per share	$(0.11)	$(0.24)	$(0.35)

The following table summarizes the financial statement line items within the condensed consolidated statement of operations that were impacted as a result of the adoption of ASC 606 for the nine months ended April 30, 2019 (in thousands):

	As Reported	Change	As if presented under ASC 605
Revenue:
License and subscription	$257,611	$(127,254)	$130,357
Maintenance	63,602	1,204	64,806
Services	190,443	3,823	194,266
Total revenue	511,656	(122,227)	389,429
Total cost of revenue	241,566	(4,052)	237,514
Gross profit	270,090	(118,175)	151,915
Total operating expenses	289,701	7,140	296,841
Loss from operations	(19,611)	(125,315)	(144,926)
Other income (expense), net	8,336	(96)	8,240
Benefit from income taxes	(9,002)	(29,822)	(38,824)
Net loss	$(2,273)	$(95,589)	$(97,862)
Net loss per share	$(0.03)	$(1.17)	$(1.20)

The difference between the 'As Reported' amounts and the 'As if presented under ASC 605' amounts within revenue is primarily due to term license fees for the entire committed term being recognized upfront as reported under ASC 606 rather than on a due and payable basis or ratably under ASC 605 and subscription arrangements with escalating annual fees that are recognized ratably over the committed term under ASC 606, rather than as escalating fees in each year under ASC 605, partially offset by the difference in revenue recognized associated with a fixed fee contract. Also, hosting fees associated with our subscriptions are classified as subscription revenue under ASC 606 instead of services revenue under ASC 605.
The impact to the condensed consolidated statements of cash flows for the nine months ended April 30, 2019 as a result of adopting ASC 606 was not significant.
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
Recent Accounting Pronouncements Not Yet Adopted
Leases (Topic 842): Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will be effective for the Company beginning August 1, 2019, and earlier adoption is permitted. The Company is evaluating the impact this guidance will have on its 2020 fiscal year and subsequent periods, and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASC 842, which will materially increase total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

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

2.	Revenue

Disaggregation of Revenue
Revenue for the three months ended April 30, 2019 by revenue type and by geography is as follows (in thousands):

	License and subscription	Maintenance	Services	Total
Geography:
United States	$48,439	$13,648	$43,432	$105,519
Canada	6,436	2,167	2,303	10,906
Other Americas	1,688	1,112	1,755	4,555
Total Americas	56,563	16,927	47,490	120,980
United Kingdom	990	1,118	3,128	5,236
Other EMEA	4,260	1,722	10,757	16,739
Total EMEA	5,250	2,840	13,885	21,975
Total APAC	14,405	1,568	3,939	19,912
Total revenue	$76,218	$21,335	$65,314	$162,867

Revenue for the nine months ended April 30, 2019 by revenue type and by geography is as follows (in thousands):

	License and subscription	Maintenance	Services	Total
Geography:
United States	$146,336	$40,060	$128,433	$314,829
Canada	24,605	6,587	7,534	38,726
Other Americas	2,660	3,293	5,257	11,210
Total Americas	173,601	49,940	141,224	364,765
United Kingdom	16,624	3,428	8,881	28,933
Other EMEA	28,806	5,334	28,057	62,197
Total EMEA	45,430	8,762	36,938	91,130
Total APAC	38,580	4,900	12,281	55,761
Total revenue	257,611	63,602	190,443	511,656
Revenue for the three and nine months ended April 30, 2019 by major product or service type is as follows (in thousands):

	Three Months Ended April 30,	Nine Months Ended April 30,
	2019	2019
License and subscription
Term license	$60,252	$211,205
Subscription	14,691	44,779
Perpetual license	1,275	1,627
Maintenance	21,335	63,602
Services	65,314	190,443
Total revenue	$162,867	$511,656
Customer Contract - Related Balance Sheet Amounts
The Company generally invoices customers in annual installments payable in advance. The difference between the timing of revenue recognition and the timing of billings results in the recognition of unbilled accounts receivable or deferred revenue in the condensed consolidated balance sheets. Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as of August 1, 2018 and April 30, 2019 as follows (in thousands):

	Beginning balance as of August 1, 2018 as adjusted	Ending balance as of April 30, 2019 as reported
Unbilled accounts receivable, net	$28,762	$72,620
Contract costs, net(1)	12,932	20,368
Deferred revenue, net	(141,685)	(111,820)
(1) The short- and long-term portions of this balance are reported in ‘Prepaid expenses and other current assets’ and ‘Other assets,’ respectively, on the condensed consolidated balance sheets.

Unbilled accounts receivable
Unbilled accounts receivable includes those amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of time-based software licenses to customers up-front, but invoices customers annually over the term of the license, which is typically two years. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the condensed consolidated balance sheets and the anticipated due date of the underlying receivables. During the three and nine months ended April 30, 2019, $7.9 million and $15.5 million, respectively, of the Company's unbilled contract revenue balance as of August 1, 2018 became an unconditional right to payment and was billed to its customers.

Contract costs
Contract costs consist of customer acquisition costs and costs to fulfill a contract, which includes commissions and their related payroll taxes, royalties, and referral fees. Contract costs are classified as either current or non-current based on the duration of time remaining between the date of the condensed consolidated balance sheets and the anticipated amortization date of the associated costs. The current portion of contract costs in the amount of $6.7 million is included in prepaid and other current assets on the Company’s condensed consolidated balance sheets. The non-current portion of contract costs in the amount of $13.7 million is included in other assets on the Company’s condensed consolidated balance sheets. The Company amortized $1.2 million and $3.6 million of contract costs during the three and nine months ended April 30, 2019, respectively.
Deferred revenue
Deferred revenue consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the 12-month period following the date of the condensed consolidated balance sheets is recorded as current, and the remaining deferred revenue is recorded as non-current. During the three and nine months ended April 30, 2019, the Company recognized revenue of $26.3 million and $111.3 million, respectively, related to the Company’s deferred revenue balance reported as of August 1, 2018.
Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis. The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied was $270.0 million as of April 30, 2019. Subscription services are typically satisfied over three to five years, maintenance services are generally satisfied within one year, and professional services are typically satisfied within one year.

3.	Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	April 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$7,125	$—	$(4)	$7,121
Commercial paper	394,368	17	(12)	394,373
Corporate bonds	569,530	899	(94)	570,335
U.S. Government bonds	83,437	38	—	83,475
Foreign government bonds	14,202	11	—	14,213
Certificates of deposit	61,298	73	—	61,371
Money market funds	57,989	—	—	57,989
Total	$1,187,949	$1,038	$(110)	$1,188,877

	July 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$9,000	$—	$(27)	$8,973
Commercial paper	471,966	4	(141)	471,829
Corporate bonds	432,234	69	(763)	431,540
U.S. Government bonds	89,986	—	(55)	89,931
Foreign government bonds	9,306	7	(1)	9,312
Certificate of deposit	81,985	53	(8)	82,030
Money market funds	90,766	—	—	90,766
Total	$1,185,243	$133	$(995)	$1,184,381
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time that individual securities have been in an unrealized loss position (in thousands):

	April 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$7,121	$(4)	$—	$—	$7,121	$(4)
Commercial paper	110,751	(12)	—	—	110,751	(12)
Corporate bonds	74,956	(50)	43,541	(44)	118,497	(94)
U.S. Government bonds	9,906	—	—	—	9,906	—
Total	$202,734	$(66)	$43,541	$(44)	$246,275	$(110)

As of April 30, 2019, the Company had 87 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at April 30, 2019 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	April 30, 2019
	Less Than 12 Months	12 Months or Greater	Total
U.S. Government agency securities	$7,121	$—	$7,121
Commercial paper	394,373	—	394,373
Corporate bonds	344,099	226,236	570,335
U.S. Government bonds	83,475	—	83,475
Foreign government bonds	5,262	8,951	14,213
Certificates of deposit	53,564	7,807	61,371
Money market funds	57,989	—	57,989
Total	$945,883	$242,994	$1,188,877

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	April 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$251,561	$—	$251,561
Money market funds	57,989	—	—	57,989
Total cash equivalents	57,989	251,561	—	309,550
Short-term investments:
U.S. Government agency securities	—	7,121	—	7,121
Commercial paper	—	142,812	—	142,812
Corporate bonds	—	344,099	—	344,099
U.S. Government bonds	—	83,475	—	83,475
Foreign government bonds	—	5,262	—	5,262
Certificates of deposit	—	53,564	—	53,564
Total short-term investments	—	636,333	—	636,333
Long-term investments:
Corporate bonds	—	226,236	—	226,236
Foreign government bonds	—	8,951	—	8,951
Certificates of deposit	—	7,807	—	7,807
Total long-term investments	—	242,994	—	242,994
Total	$57,989	$1,130,888	$—	$1,188,877

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$269,654	$—	$269,654
Corporate bonds	—	3,001	—	3,001
Money market funds	90,766	—	—	90,766
Total cash equivalents	90,766	272,655	—	363,421
Short-term investments:
U.S. Government agency securities	—	1,999	—	1,999
Commercial paper	—	195,376	—	195,376
Corporate bonds	—	277,248	—	277,248
U.S. Government bonds	—	89,931	—	89,931
Foreign government bonds	—	4,448	—	4,448
Certificate of deposit	—	61,006	—	61,006
Total short-term investments	—	630,008	—	630,008
Long-term investments:
U.S. Government agency securities	—	6,974	—	6,974
Commercial paper	—	6,799	—	6,799
Corporate bonds	—	151,291	—	151,291
Foreign government bonds	—	4,864	—	4,864
Certificate of deposit	—	21,024	—	21,024
Total long-term investment	—	190,952	—	190,952
Total	$90,766	$1,093,615	$—	$1,184,381

Convertible Senior Notes

The fair value of the Convertible Senior Notes was $458.1 million at April 30, 2019. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2019	July 31, 2018 As Restated
Prepaid expenses	$13,526	$14,704
Contract costs	6,653	—
Deferred costs	6,769	9,074
Deposits and other receivables	8,531	6,686
Prepaid expenses and other current assets	$35,479	$30,464
Property and Equipment, net
Property and equipment consist of the following (in thousands):

	April 30, 2019	July 31, 2018
Computer hardware	$28,070	$24,879
Purchased software	5,305	4,664
Capitalized software development costs	5,960	3,978
Furniture and fixtures	6,562	4,217
Leasehold improvements	45,036	10,751
Total property and equipment	90,933	48,489
Less accumulated depreciation	(35,558)	(29,894)
Property and equipment, net	$55,375	$18,595
As of April 30, 2019 and July 31, 2018, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of software development costs, was $2.1 million and $2.0 million for each of the three months ended April 30, 2019 and 2018, respectively, and was $6.5 million and $5.7 million for each of the nine months ended April 30, 2019 and 2018, respectively.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with the software development projects. The Company begins amortizing the capitalized software development costs once the technology applications are available for general release over the estimated lives of the applications, ranging from three to five years. The Company recognized approximately $0.3 million and $0.2 million in amortization expense in cost of revenue - license and subscription on the accompanying condensed consolidated statements of operations during the three months ended April 30, 2019 and 2018, respectively, and recognized approximately $0.9 million and $0.2 million during the nine months ended April 30, 2019 and 2018, respectively.

Other assets
Other assets consist of the following (in thousands):

	April 30, 2019	July 31, 2018
Prepaid expenses	$2,625	$2,476
Contract costs	13,716	—
Deferred costs	8,191	9,377
Strategic investments	10,672	10,672
Other assets	$35,204	$22,525

The Company’s other assets includes a strategic equity investment in a privately-held company. The strategic investment is a non-marketable equity security, in which the Company does not have a controlling interest or the ability to exert significant influence. This investment does not have a readily determinable market value. The Company records this strategic investment at cost less impairment and adjusts cost for subsequent observable price changes. As of April 30, 2019 and July 31, 2018, there were no changes in the investment’s carrying value of $10.7 million.
Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the nine months ended April 30, 2019 was as follows (in thousands):

Goodwill, July 31, 2018	$340,877
Changes in carrying value	—
Goodwill, April 30, 2019	$340,877

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		April 30, 2019			July 31, 2018
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	4.5	$93,600	$49,024	$44,576	$93,600	$34,189	$59,411
Customer contracts and related relationships	6.8	35,700	11,083	24,617	35,700	6,633	29,067
Partner relationships	9.0	200	69	131	200	52	148
Trademarks	7.0	2,500	536	1,964	2,500	268	2,232
Order backlog	3.3	8,700	6,229	2,471	8,700	3,904	4,796
Total intangible assets	5.3	$140,700	$66,941	$73,759	$140,700	$45,046	$95,654
Amortization expense was $7.3 million and $7.7 million for the three months ended April 30, 2019 and 2018, respectively, and was $21.9 million and $12.4 million for the nine months ended April 30, 2019 and 2018, respectively. The future amortization expense for existing intangible assets as of April 30, 2019, based on their current useful lives, is as follows (in thousands):

Future Amortization
Fiscal year ending July 31,
2019 (remainder of fiscal year)	$7,218
2020	26,834
2021	19,965
2022	11,143
2023	3,799
Thereafter	4,800
Total future amortization expense	$73,759
Accounts Receivables
Accounts receivable, net consists of the following (in thousands):

	April 30, 2019	July 31, 2018
Accounts receivable	$110,111	$125,911
Allowance for doubtful accounts	(1,267)	(1,062)
Accounts receivable, net	$108,844	$124,849
Allowance for Doubtful Accounts
Changes to the allowance for doubtful accounts during the nine months ended April 30, 2019 were as follows (in thousands):

Allowance for doubtful accounts as of July 31, 2018	$1,062
Charges to bad debt and revenue reserves	479
Write-offs, net	(274)
Allowance for doubtful accounts as of April 30, 2019	$1,267
Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	April 30, 2019	July 31, 2018
Bonus	$23,552	$31,273
Commission	4,077	7,287
Vacation	14,381	13,132
Salaries, payroll taxes and benefits	12,449	8,443
Total accrued employee compensation	$54,459	$60,135

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018 As Revised	2019	2018 As Revised
Numerator:
Net income (loss)	$(8,581)	$(31,150)	$(2,273)	$(85,520)
Net income (loss) per share:
Basic	$(0.11)	$(0.40)	$(0.03)	$(1.09)
Diluted	$(0.11)	$(0.40)	$(0.03)	$(1.09)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	81,606,088	78,777,484	81,252,993	78,246,146
Weighted average effect of dilutive stock options	—	—	—	—
Weighted average effect of dilutive stock awards	—	—	—	—
Diluted	81,606,088	78,777,484	81,252,993	78,246,146
The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Stock options to purchase common stock	334,909	615,421	413,145	605,951
Stock awards	2,638,973	3,220,916	2,215,378	3,265,584

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three and nine months ended April 30, 2019, the Company’s weighted average common stock price was below the conversion price of the Convertible Senior Notes.

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

The net carrying value of the liability component, unamortized debt discount and issuance costs of the Convertible Senior Notes was as follows (in thousands):

April 30, 2019
Principal	$400,000
Less unamortized:
Debt discount	77,048
Debt issuance cost	8,742
Net carrying amount	$314,210

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands, except for percentages):

	Three Months Ended April 30,	Nine Months Ended April 30,
Contractual interest expense	$1,250	$3,750
Amortization of debt discount	2,801	8,296
Amortization of debt issuance costs	269	787
Total	$4,320	$12,833
Effective interest rate of the liability component	5.53%	5.53%

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

7. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2018. See the Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018 for additional information regarding the Company’s contractual obligations.

Leases
The Company leases certain facilities and equipment under operating leases. Lease expense for all worldwide facilities and equipment, which is being recognized on a straight-line basis over the terms of the various leases, was $4.8 million and $2.3 million for the three months ended April 30, 2019 and 2018, respectively, and was $10.8 million and $6.3 million for the nine months ended April 30, 2019 and 2018, respectively.
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
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of April 30, 2019 or July 31, 2018. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2019 or July 31, 2018. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

8. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Total stock-based compensation	$21,131	$23,820	$68,670	$68,469
Net impact of deferred stock-based compensation	(81)	19	66	25
Total stock-based compensation expense	$21,050	$23,839	$68,736	$68,494
Stock-based compensation expense was charged to the following categories:
Cost of license and subscription revenue	$589	$274	$1,458	$706
Cost of maintenance revenue	273	462	1,365	1,398
Cost of services revenue	5,720	5,310	17,879	15,982
Research and development	4,919	7,236	17,763	19,845
Sales and marketing	4,732	4,527	14,427	13,768
General and administrative	4,817	6,030	15,844	16,795
Total stock-based compensation expense	$21,050	$23,839	$68,736	$68,494

Total unrecognized stock-based compensation cost for our options and Stock Awards were as follows:

	As of April 30, 2019
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock Options	$3,141	1.7
Stock Awards	169,483	2.3
	$172,624

Stock Awards

A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands) (1)
Balance as of July 31, 2018	2,932,155	$69.43	$252,752
Granted	1,080,164	$100.54
Released	(1,114,572)	$69.07	$105,304
Canceled	(334,425)	$75.22
Balance as of April 30, 2019	2,563,322	$83.33	$272,994
Expected to vest as of April 30, 2019	2,563,322	$83.33	$272,994

(1)
Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $106.50 and $86.20 on April 30, 2019 and July 31, 2018, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

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
The Company recognized stock-based compensation of $2.4 million and $6.4 million related to these performance-based and market-based stock awards for the three months ended April 30, 2019 and 2018, respectively, and $9.5 million and $16.4 million for the nine months ended April 30, 2019 and 2018, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2018	537,064	$21.45	4.3	$34,774
Granted	—
Exercised	(234,838)	$7.88		$20,063
Canceled	(10,802)
Balance as of April 30, 2019	291,424	$32.80	5.0	$21,478
Vested and expected to vest as of April 30, 2019	291,424	$32.80	5.0	$21,478
Exercisable as of April 30, 2019	244,390	$37.05	4.5	$16,972

(1)
Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock prices of $106.50 and $86.20 on April 30, 2019 and July 31, 2018, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

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
*There were no TSR PSUs granted during the three months ended April 30, 2019 and 2018.

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
Common Stock Reserved for Issuance and Public Equity Offering
As of April 30, 2019 and July 31, 2018, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 81,793,479 and 80,611,698 shares of common stock were issued and outstanding, respectively. Per the terms of the Company’s 2011 Stock Plan, on January first of each year, an additional number of shares equal to 5% of the number of shares of common stock issued and outstanding on the preceding December 31st is added to the Company’s 2011 Stock Plan reserve. As of April 30, 2019 and July 31, 2018, the Company had reserved shares of common stock for future issuance as follows:

	April 30, 2019	July 31, 2018
Exercise of stock options to purchase common stock	291,424	537,064
Vesting of stock awards	2,563,322	2,932,155
Shares available under stock plans	24,877,182	21,592,494
Total common stock reserved for issuance	27,731,928	25,061,713

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

9. Income Taxes
The Company recognized an income tax benefit of $4.4 million and an income tax expense of $3.5 million (as revised) for the three months ended April 30, 2019 and 2018, respectively; and an income tax benefit of $9.0 million and an income tax expense of $27.8 million (as revised) for the nine months ended April 30, 2019 and 2018, respectively. The change in the amount of the provision for income taxes for the three months ended April 30, 2019 compared to the same period a year ago was primarily due to the decrease in permanent differences for non-deductible acquisition-related expenses and an increase in tax benefit related to research and development credits. The change in the amount of the provision for income taxes for the nine months ended April 30, 2019 compared to the same period a year ago was primarily due to a one-time provisional net charge during the quarter ended January 31, 2018 from re-measuring deferred tax assets and liabilities as a result of the Tax Act. The effective tax rate of 34% and 80% for the three and nine months ended April 30, 2019, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, and certain non-deductible expenses including executive compensation.
During the three and nine months ended April 30, 2019, unrecognized tax benefits increased by $0.3 million and $0.9 million, respectively. As of April 30, 2019, the Company had unrecognized tax benefits of $6.0 million that, if recognized, would affect the Company’s effective tax rate.

On December 22, 2017, the Tax Act was enacted into law which substantially changed U.S. tax law, including a reduction in the U.S. corporate income tax rate to 21% effective January 1, 2018 and several provisions that may impact the Company in current and future periods. The Tax Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Act became effective for the Company beginning on August 1, 2018 and had no impact on the tax benefit for the nine months ended April 30, 2019.

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

Revenue by country and region based on the billing address of the customer is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018 As Revised	2019	2018 As Revised
United States	$105,519	$93,720	$314,829	$266,457
Canada	10,906	10,065	38,726	36,718
Other Americas	4,555	6,415	11,210	14,575
Total Americas	120,980	110,200	364,765	317,750
United Kingdom	5,236	5,442	28,933	24,094
Other EMEA	16,738	11,625	62,197	28,803
Total EMEA	21,974	17,067	91,130	52,897
Total APAC	19,913	14,882	55,761	41,942
Total revenue	$162,867	$142,149	$511,656	$412,589

No country or region, other than those presented above, accounted for more than 10% of revenue during the three and nine months ended April 30, 2019 and 2018.
The Company’s long-lived assets, including intangibles and goodwill, net by geographic region is as follows (in thousands):

	April 30, 2019	July 31, 2018
Americas	$464,830	$449,588
EMEA	5,124	5,491
APAC	57	47
Total	$470,011	$455,126

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
All of the financial information in this Item 2 has been revised, as appropriate, to reflect the impact of the VSOE error and other corrections more fully described in Note 1 — “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018, which was filed on June 3, 2019.

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
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our services teams and SI partners to meet our customers’ implementation needs. Our services organization is comprised of on-site, near-shore, and off-shore technical experts. The services organization seeks to ensure that teams with the right combination of product and language skills are utilized in the most efficient way. Our partnerships with leading SIs allow us to increase efficiency and scale while reducing customer implementation costs. Our extensive relationships with SIs and industry partners have strengthened and expanded in line with the interest in and adoption of our products. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently. We continue to grow our services organization and invest time and resources in increasing the number of qualified consultants employed by our SI partners, develop relationships with new SIs in existing and new markets, and ensure that all partners are qualified to assist with implementing our products.
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
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. The quarter ending January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas, and New Year’s holidays. The fiscal quarter ending July 31 usually has fewer billable days due to the impact of vacations taken by our professional staff. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue is usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.

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
Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business, including Free Cash Flow. For a further discussion of how we use certain non-GAAP financial measures, see “Non-GAAP Financial Measures.”

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

	Nine Months Ended April 30,
	2019	2018 As Revised
Net cash provided by operating activities	$13,193	$36,615
Net cash used for capital expenditures	(30,989)	(6,560)
Free cash flow	$(17,796)	$30,055

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, areas that are particularly significant include:

•	Revenue recognition; and

•	Business combinations.
While we continue to evaluate our significant accounting policies to determine which ones involve the most judgment and complexity, aside from revenue recognition, as described herein, there have been no changes to our business combinations or other significant accounting policies as described in our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018 that have had a material impact on our condensed consolidated financial statements and related notes.
Revenue Recognition
During our first fiscal quarter of 2019, we adopted ASC 606 using the modified retrospective method. The net cumulative effect adjustment of $44.3 million (as revised) was recorded to our retained earnings balance as of August 1, 2018. Revenue recognition requires judgment and the use of estimates, especially in identifying and evaluating the various non-standard terms and conditions in our contracts with customers as to their effect on reported revenue under ASC 606.
Our revenue is derived from contracts with customers. The majority of our revenue is derived from licensing arrangements that can span multiple years, and implementation and other professional services arrangements. On August 1, 2018, we adopted ASC 606 using the modified retrospective method. Refer to Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018 for a description of our revenue recognition policy prior to August 1, 2018. The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We apply a five-step framework to recognize revenue as described in our Revenue Recognition policy included in Note 1 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of our contracts contain multiple performance obligations, such as when licenses are sold with maintenance, implementation services or training services. Additionally, as customers transition to subscription services, our customers may be under contract for both on-premise licenses and subscription services for a period of time, which may require an allocation of the transaction price to each performance obligation. Some of our performance obligations, such as maintenance, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, we use the residual method.

Results of Operations
The following tables set forth our results of operations for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2019.

	Three Months Ended April 30,
	2019	As a % of total revenue	2018 As Revised	As a % of total revenue
	(in thousands, except percentages)
Revenue:
License and subscription	$76,218	47%	$52,392	37%
Maintenance	21,335	13	18,749	13
Services	65,314	40	71,008	50
Total revenue	162,867	100	142,149	100
Cost of revenue:
License and subscription	15,781	10	9,742	7
Maintenance	3,924	2	3,828	3
Services	60,573	38	62,111	44
Total cost of revenue	80,278	50	75,681	53
Gross profit:
License and subscription	60,437	37	42,650	30
Maintenance	17,411	11	14,921	10
Services	4,741	2	8,897	6
Total gross profit	82,589	50	66,468	47
Operating expenses:
Research and development	47,102	29	46,787	32
Sales and marketing	33,301	20	30,378	21
General and administrative	17,953	11	18,170	13
Total operating expenses	98,356	60	95,335	66
Loss from operations	(15,767)	(10)	(28,867)	(19)
Interest income	7,748	5	3,762	3
Interest expense	(4,327)	(3)	(2,228)	(2)
Other income (expense), net	(617)	—	(356)	—
Loss before income taxes	(12,963)	(8)	(27,689)	(18)
Provision for (benefit from) income taxes	(4,382)	(3)	3,461	2
Net loss	$(8,581)	(5)%	$(31,150)	(20)%

	Nine Months Ended April 30,
	2019	As a % of total revenue	2018 As Revised	As a % of total revenue
	(in thousands, except percentages)
Revenue:
License and subscription	$257,611	51%	$165,310	40%
Maintenance	63,602	12	56,789	14
Services	190,443	37	190,490	46
Total revenue	511,656	100	412,589	100
Cost of revenue:
License and subscription	43,850	8	25,497	6
Maintenance	11,746	2	10,888	3
Services	185,970	36	169,918	41
Total cost of revenue	241,566	46	206,303	50
Gross profit:
License and subscription	213,761	43	139,813	34
Maintenance	51,856	10	45,901	11
Services	4,473	1	20,572	5
Total gross profit	270,090	54	206,286	50
Operating expenses:
Research and development	139,069	27	126,155	31
Sales and marketing	96,793	19	85,949	21
General and administrative	53,839	10	57,907	14
Total operating expenses	289,701	56	270,011	66
Loss from operations	(19,611)	(2)	(63,725)	(16)
Interest income	22,152	4	7,247	2
Interest expense	(12,858)	(3)	(2,239)	(1)
Other income (expense), net	(958)	—	1,040	—
Loss before income taxes	(11,275)	(1)	(57,677)	(15)
Provision for (benefit from) income taxes	(9,002)	(2)	27,843	7
Net loss	$(2,273)	1%	$(85,520)	(22)%

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

	Three Months Ended April 30,
	2019		2018 As Revised		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$60,252	37%	$38,107	27%	$22,145	58%
Subscription	14,691	9	8,575	6	6,116	71
Perpetual license	1,275	1	5,710	4	(4,435)	(78)
Maintenance	21,335	13	18,749	13	2,586	14
Services	65,314	40	71,008	50	(5,694)	(8)
Total revenue	$162,867	100%	$142,149	100%	$20,718	15

	Nine Months Ended April 30,
	2019		2018 As Revised		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$211,205	42%	$137,224	33%	$73,981	54%
Subscription	44,779	9	19,436	5	25,343	130
Perpetual license	1,627	—	8,650	2	(7,023)	(81)
Maintenance	63,602	12	56,789	14	6,813	12
Services	190,443	37	190,490	46	(47)	—
Total revenue	$511,656	100%	$412,589	100%	$99,067	24

License and Subscription

Our license and subscription revenue primarily consists of term license revenue, subscriptions and, to a lesser extent, perpetual licenses. In certain periods prior to August 1, 2018, our reported license revenue was positively impacted by early receipt of payments due in future periods and negatively impacted by early payments received in preceding periods. Effective with our adoption of ASC 606 on August 1, 2018, revenue under term licenses is recognized upon delivery for the entire initial term rather than annually upon the earlier of receipt or when the payment is due. While term licenses are currently our predominant licensing model, we anticipate subscriptions will continue to grow as a percentage of annual sales in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue. If we complete a higher percentage of subscription deals in a given period, our short-term growth rates will be negatively impacted.

Term license revenue increased by $22.1 million during the three months ended April 30, 2019, compared to the same period a year ago, primarily due to the timing of revenue recognition of term license renewals under ASC 606 and term license revenue growth from increased adoption of our product offerings.

Term license revenue increased by $74.0 million during the nine months ended April 30, 2019, compared to the same period a year ago, primarily due to the timing of revenue recognition of term license renewals under ASC 606, a ten-year term license deal, and term license revenue growth from increased adoption of our product offerings. Revenue from new customer agreements, the licensing of additional software by existing customers, and renewals increased by $60.9 million. Revenue from existing contract renewals, excluding the ten-year license agreement discussed below, increased due to the timing of renewals and the recognition of the term license portion of renewals at the renewal date as opposed to over time under previous revenue recognition guidance. Additionally, one existing customer entered into a new ten-year term license agreement that resulted in $13.0 million of revenue being recognized during the nine months ended April 30, 2019 that would have been recognized in years two through ten under previous revenue recognition guidance. Going forward, we anticipate the impact on the timing and amount of term license revenue under ASC 606 may cause us to experience greater volatility in our quarterly and annual results.

Subscription revenue increased by $6.1 million during the three months ended April 30, 2019, compared to the same period a year ago. The increase is primarily attributable to $3.0 million of hosting revenue related to our subscription offerings that is included as subscription revenue under ASC 606 that was previously included as services revenue under ASC 605, $2.3 million in additional subscription orders from new and existing customers, and $0.4 million in subscription billings from acquired products and services related to the Cyence acquisition.

Subscription revenue increased by $25.3 million during the nine months ended April 30, 2019, compared to the same period a year ago. The increase is primarily attributable to $9.2 million in additional subscription orders from new and existing customers, $8.7 million of hosting revenue related to our subscription offerings that is included as subscription revenue under ASC 606 that was previously included as services revenue under ASC 605, and $6.9 million in subscription billings from acquired products and services related to the Cyence acquisition.

Perpetual license revenue decreased by $4.4 million and $7.0 million during the three and nine months ended April 30, 2019, respectively, compared to the same periods a year ago. We expect perpetual license revenue to continue to represent a small percentage of our total license and subscription revenue. Nevertheless, we expect perpetual license revenue to remain volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Maintenance Revenue
Maintenance revenue increased by $2.6 million and $6.8 million during the three and nine months ended April 30, 2019, respectively, compared to the same periods a year ago. The increase in our maintenance revenue reflects our growing term license customer base. Maintenance related to subscription arrangements is included in subscription revenue, as maintenance is not quoted or priced separately from the subscription services. As a result, we expect an increase in the mix of subscription orders in the future will reduce the growth in maintenance revenue.

Services Revenue
Services revenue decreased $5.7 million during the three months ended April 30, 2019 compared to the same period a year ago. The decrease is primarily driven by the timing of billings and the change in presentation of hosting revenue, partially offset by increases in professional services relating to projects for new and existing customers.
Services revenue remained relatively flat during the nine months ended April 30, 2019, compared to the same period a year ago.

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
As we gain experience with the deployment and maintenance of cloud solutions, we intend to leverage our SI partners more effectively and, over time, rely more on their efforts, similar to on-premise implementations. Reflecting this shift to SI partners and timing of our cloud implementations, we anticipate service revenue to modestly decrease as a percentage of total revenue in the fourth quarter of fiscal year 2019 and future years as compared to fiscal year 2018.
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
Cost of Revenue:

	Three Months Ended April 30,
	2019	2018 As Revised	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$15,781	$9,742	$6,039	62%
Maintenance	3,924	3,828	96	3
Services	60,573	62,111	(1,538)	(2)
Total cost of revenue	$80,278	$75,681	$4,597	6

Includes stock-based compensation of:
Cost of license and subscription revenue	$589	$274	$315
Cost of maintenance revenue	273	462	(189)
Cost of services revenue	5,720	5,310	410
Total	$6,582	$6,046	$536

The $6.0 million increase in cost of license and subscription revenue during the three months ended April 30, 2019, compared to the same period a year ago, was primarily attributable to increases of $3.4 million in cloud operations personnel expenses, $2.1 million in cloud infrastructure costs incurred in order to support the growth of our subscription and cloud offerings, and $0.3 million in royalties. Cloud infrastructure costs include $2.2 million of hosting related cost under ASC 606 that were previously recorded in cost of services revenue under ASC 605.
Cost of maintenance revenue increased by $0.1 million during the three months ended April 30, 2019 compared to the same period a year ago due to the increase in personnel required to support our term and perpetual license customers.
The $1.5 million decrease in cost of services revenue during the three months ended April 30, 2019, compared to the same period a year ago, was attributable to decreases of $0.8 million in personnel expenses and of $0.6 million in web hosting costs. Web hosting costs in fiscal year 2019 exclude costs that are recorded in cost of license and subscription revenue, consistent with the way hosting revenue is now recorded under ASC 606.

	Nine Months Ended April 30,
	2019	2018 As Revised	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$43,850	$25,497	$18,353	72%
Maintenance	11,746	10,888	858	8
Services	185,970	169,918	16,052	9
Total cost of revenue	$241,566	$206,303	$35,263	17

Includes stock-based compensation of:
Cost of license and subscription revenue	$1,458	$706	$752
Cost of maintenance revenue	1,365	1,398	(33)
Cost of services revenue	17,879	15,982	1,897
Total	$20,702	$18,086	$2,616

The $18.4 million increase in cost of license and subscription revenue during the nine months ended April 30, 2019, compared to the same period a year ago, was primarily attributable to increases of $8.6 million in personnel expenses, $5.9 million in cloud infrastructure costs incurred in order to support the growth of our subscription and cloud offerings, $2.1 million in royalties, $1.1 million in professional services, and $0.8 million related to the amortization of internal-use software development and intangible assets. Cloud infrastructure costs include $7.0 million of hosting related costs under ASC 606 that were previously recorded in cost of services revenue under ASC 605.
We anticipate higher cost of license and subscription revenue as we continue to invest in our cloud operations and add new cloud customers.
Cost of maintenance revenue increased by $0.9 million during the nine months ended April 30, 2019 compared to the same period a year ago due to the increase in personnel required to support our term and perpetual license customers.
The $16.1 million increase in cost of services revenue during the nine months ended April 30, 2019, compared to the same period a year ago, was primarily attributable to increases of $13.5 million in third-party consultants billable to customers primarily for InsuranceNow implementation engagements and $6.9 million in personnel expenses due to higher average headcount, partially offset by decreases of $1.4 million in web hosting costs and $1.3 million in costs associated with the discontinuance of fulfillment services acquired as part of the ISCS acquisition that are not considered core to our offerings. Web hosting costs in fiscal year 2019 exclude costs that are recorded in cost of license and subscription revenue, consistent with the way hosting revenue is now recorded under ASC 606.
We had 809 professional service employees and 163 technical support and licensing operations employees at April 30, 2019 compared to 818 professional services employees and 116 technical support and licensing operations employees at April 30, 2018. The growth in technical support and licensing operations is largely driven by investments in cloud operations personnel to support current and future cloud customers.

Gross Profit:

	Three Months Ended April 30,
	2019		2018 As Revised		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$60,437	79%	$42,650	81%	$17,787	42%
Maintenance	17,411	82	14,921	80	2,490	17
Services	4,741	7	8,897	13	(4,156)	(47)
Total gross profit	$82,589	50	$66,468	47	$16,121	24

Our gross margin increased to 50% during the three months ended April 30, 2019, compared to 47% in the same period a year ago. The increase in our gross margin was primarily driven by an overall increase in license and subscription revenue, partially offset by lower gross margin on services revenue. The decrease in services gross margin was a result of incremental costs associated with a fixed-fee contract and other investments we are making to support our transition to the cloud.

	Nine Months Ended April 30,
	2019		2018 As Revised		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$213,761	83%	$139,813	85%	$73,948	53%
Maintenance	51,856	82	45,901	81	5,955	13
Services	4,473	2	20,572	11	(16,099)	(78)
Total gross profit	$270,090	54	$206,286	50	$63,804	31

Our gross margin increased to 54% during the nine months ended April 30, 2019, compared to 50% in the same period a year ago. The increase in our gross margin was primarily driven by an overall increase in license and subscription revenue, partially offset by lower gross margin on services revenue. The decrease in services gross margin was a result of increased personnel costs and third-party subcontractor costs to increase capacity for future implementations and incremental costs associated with a fixed-fee contract as part of our continued investment in our transition to the cloud.
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

	Three Months Ended April 30,
	2019		2018		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$47,102	29%	$46,787	32%	$315	1%
Sales and marketing	33,301	20	30,378	21	2,923	10
General and administrative	17,953	11	18,170	13	(217)	(1)
Total operating expenses	$98,356	60	$95,335	66	$3,021	3

Includes stock-based compensation of:
Research and development	$4,919		$7,236		$(2,317)
Sales and marketing	4,732		4,527		205
General and administrative	4,817		6,030		(1,213)
Total	$14,468		$17,793		$(3,325)

	Nine Months Ended April 30,
	2019		2018		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$139,069	27%	$126,155	31%	$12,914	10%
Sales and marketing	96,793	19	85,949	21	10,844	13
General and administrative	53,839	10	57,907	14	(4,068)	(7)
Total operating expenses	$289,701	56	$270,011	66	$19,690	7

Includes stock-based compensation of:
Research and development	$17,763		$19,845		$(2,082)
Sales and marketing	14,427		13,768		659
General and administrative	15,844		16,795		(951)
Total	$48,034		$50,408		$(2,374)

Research and Development
Our research and development expenses primarily consist of costs incurred for compensation and benefits for our technical staff, including stock-based awards, and consultants providing professional services.
The $0.3 million increase in research and development expenses during the three months ended April 30, 2019, as compared to the same period in the prior year, was due to an increase in web hosting costs incurred in order to support the development of our subscription and cloud offerings, partially offset by a slight decrease in personnel costs.

The $12.9 million increase in research and development expenses during the nine months ended April 30, 2019, as compared to the same period in the prior year, was primarily due to an $11.5 million increase in personnel costs associated with increased headcount from our Cyence acquisition in November 2017 and our continued investment to enhance our existing products, develop new products, and migrate our products to the cloud, as well as a $1.8 million increase in web hosting costs incurred in order to support the development of our subscription and cloud offerings.
Our research and development headcount was 709 at April 30, 2019 compared with 718 at April 30, 2018.

We expect our research and development expenses to increase in absolute dollars as we continue to hire in research and development and continue to dedicate internal resources to develop, improve and expand the functionality of our solutions and migrate our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of costs incurred for compensation and benefits for our sales and marketing employees, including stock-based awards and commissions. It also includes travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.
The $2.9 million increase in sales and marketing expenses during the three months ended April 30, 2019, compared to the same period a year ago, was primarily attributable to increases of $3.2 million in personnel expenses due to higher headcount to sell our products and $0.7 million in marketing and advertising expenses, partially offset by a decrease of $0.9 million due to the change in accounting for commission costs under ASC 606. Under ASC 606, certain commissions are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years.
The $10.8 million increase in sales and marketing expenses during the nine months ended April 30, 2019, compared to the same period a year ago, was primarily attributable to increases of $10.7 million in personnel expenses due to higher headcount to sell our products, $1.4 million due to the amortization of intangible assets, and $1.1 million in marketing and advertising expenses, partially offset by a decrease of $2.7 million due to the change in accounting for commission costs under ASC 606. Under ASC 606, certain commissions are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years.
Our sales and marketing headcount was 359 at April 30, 2019 compared with 321 at April 30, 2018.
We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in sales and marketing activities to support our business growth and objectives.

General and Administrative
Our general and administrative expenses include executive, finance, human resources, information technology, corporate development, and legal functions and primarily consist of costs incurred for compensation and benefits, including stock-based awards, as well as professional services.
The $0.2 million decrease during the three months ended April 30, 2019, compared to the same period a year ago, was primarily attributable to decreases of $0.6 million in professional services and $0.3 million in personnel expenses, partially offset by an increase of $0.6 million in software and cloud infrastructure costs to support our growth. Professional services were higher in the prior year period as a result of professional services incurred in connection with implementation costs of a new enterprise resource planning platform and a new product configuration and quoting system.
The $4.1 million decrease in our general and administrative expenses during the nine months ended April 30, 2019, compared to the same period a year ago, was primarily attributable to a decrease in professional services of $9.9 million, partially offset by increases of $3.7 million in personnel expenses due to higher headcount and $2.0 million in software and cloud infrastructure costs to support our growth. Professional services were higher in the prior year period as a result of professional services incurred in connection with our acquisition of Cyence and implementation costs of a new enterprise resource planning platform and a new product configuration and quoting system.
Our general and administrative headcount was 274 at April 30, 2019 compared with 246 at April 30, 2018.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.

Other Income (Expense)

	Three Months Ended April 30,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$7,748	$3,762	$3,986	106%
Interest expense	(4,327)	(2,228)	(2,099)	94%
Other income (expense), net	(617)	(356)	(261)	73%

	Nine Months Ended April 30,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$22,152	$7,247	$14,905	206%
Interest expense	(12,858)	(2,239)	(10,619)	474%
Other income (expense), net	(958)	1,040	(1,998)	(192)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income increased $4.0 million and $14.9 million during the three and nine months ended April 30, 2019, respectively, compared to the same periods a year ago. The increase in our interest income is associated with the increase in amount we have invested, primarily as a result of proceeds of approximately $600 million related to the common stock and convertible note offering in March 2018 and, to a lesser extent, higher yields on invested funds.

Interest Expense

Interest expense includes both stated interest and the amortization of debt discount and issuance costs associated with the $400.0 million aggregate principal amount of our Convertible Senior Notes that were issued in March 2018. Accordingly, interest expense in fiscal year 2019 is higher than fiscal year 2018 as the notes were only outstanding for part of fiscal year 2018.

Interest expense increased $2.1 million during the three months ended April 30, 2019 compared to the same period a year ago. Interest expense for the three months ended April 30, 2019 consists of non-cash interest expense of $3.1 million related to the amortization of debt discount and issuance costs and stated interest of $1.3 million.

Interest expense increased $10.6 million during the nine months ended April 30, 2019 compared to the same period a year ago. Interest expense for the nine months ended April 30, 2019 consists of non-cash interest expense of $9.1 million related to the amortization of debt discount and issuance costs and stated interest of $3.8 million.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. We currently have entities with a functional currency of the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Japanese Yen, Malaysian Ringgit, and Polish Zloty.

Other income (expense), net decreased by $0.3 million and $2.0 million during the three and nine months ended April 30, 2019, respectively, as compared to the same periods a year ago. We realized a net currency exchange loss of $0.6 million and $1.0 million in the three and nine month periods ended April 30, 2019, respectively.

Provision for (benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

	Three Months Ended April 30,
	2019	2018 As Revised	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(4,382)	$3,461	$(7,843)	(227)%
Effective tax rate	34%	(12)%

	Nine Months Ended April 30,
	2019	2018 As Revised	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(9,002)	$27,843	$(36,845)	(132)%
Effective tax rate	80%	(48)%

We recognized an income tax benefit of $4.4 million and $9.0 million for the three and nine months ended April 30, 2019, respectively, compared to an income tax expense of $3.5 million and $27.8 million for the three and nine months ended April 30, 2018, respectively.

The change in the amount of the provision for income taxes for the three months ended April 30, 2019 compared to the same period a year ago was primarily due to the decrease in permanent differences for non-deductible acquisition-related expenses and an increase in tax benefit related to research and development credits. The change in the amount of the provision for income taxes for the nine months ended April 30, 2019 compared to the same period a year ago was primarily due to a one-time provisional net charge from re-measuring deferred tax assets and liabilities in the quarter ended January 31, 2018 as a result of the Tax Cuts and Jobs Act (the “Tax Act”). The effective tax rate of 34% and 80% for the three and nine months ended April 30, 2019, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, the tax rate differences between the United States and foreign countries, foreign withholding taxes, and certain non-deductible expenses including executive compensation.

As of April 30, 2019, we had unrecognized tax benefits of $6.0 million that, if recognized, would affect our effective tax rate.

On December 22, 2017, the Tax Act was enacted into law which substantially changed U.S. tax law, including a reduction in the U.S. corporate income tax rate to 21% effective January 1, 2018 and several provisions that may impact us in current and future periods. The Tax Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Act became effective for us beginning on August 1, 2018 and had no impact on the tax benefit for the nine months ended April 30, 2019.
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
The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. We urge investors to review the reconciliation of non-GAAP financial measures to the comparable GAAP financial measures included herein and not to rely on any single financial measure to evaluate the Company’s business.
The following tables reconcile the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018 As Revised	2019	2018 As Revised
Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(15,767)	$(28,867)	$(19,611)	$(63,725)
Non-GAAP adjustments:
Stock-based compensation (1)	21,050	23,839	68,736	68,494
Amortization of intangibles (1)	7,278	7,669	21,896	20,114
Non-GAAP income (loss) from operations	$12,561	$2,641	$71,021	$24,883

Net income (loss) reconciliation:
GAAP net income (loss)	$(8,581)	$(31,150)	$(2,273)	$(85,520)
Non-GAAP adjustments:
Stock-based compensation (1)	21,050	23,839	68,736	68,494
Amortization of intangibles (1)	7,278	7,669	21,896	20,114
Amortization of debt discount and issuance costs (2)	3,070	1,568	9,126	1,568
Tax impact of non-GAAP adjustments (3)	(7,586)	2,228	(23,860)	19,142
Non-GAAP net income (loss)	$15,231	$4,154	$73,625	$23,798

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(4,382)	$3,461	$(9,002)	$27,843
Non-GAAP adjustments:
Stock-based compensation (1)	3,676	6,808	11,578	20,189
Amortization of intangibles (1)	1,271	2,190	3,694	5,884
Amortization of debt discount and issuance costs (2)	536	448	1,540	448
Other income tax effects and adjustments (3)	2,103	(11,674)	7,048	(45,663)
Non-GAAP tax provision (benefit)	$3,204	$1,233	$14,858	$8,701

Net income (loss) per share reconciliation:
GAAP net income (loss) per share - diluted	$(0.11)	$(0.40)	$(0.03)	$(1.09)
Non-GAAP adjustments:
Stock-based compensation (1)	0.09	0.10	0.27	0.26
Amortization of intangibles (1)	0.26	0.30	0.84	0.89
Amortization of debt discount and issuance costs (2)	0.04	0.02	0.12	0.02
Tax impact of non-GAAP adjustments (3)	(0.09)	0.02	(0.30)	0.22
Non-GAAP dilutive shares excluded from GAAP net loss per share calculation (4)	(0.01)	0.01	(0.01)	0.02
Non-GAAP net income (loss) per share - diluted	$0.18	$0.05	$0.89	$0.32

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares - diluted	81,606,088	78,777,484	81,252,993	78,246,146
Non-GAAP dilutive shares excluded from GAAP loss per share calculation(4)	1,031,086	1,581,552	1,245,769	1,561,424
Pro forma weighted average shares - diluted	82,637,174	80,359,036	82,498,762	79,807,570

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

Liquidity and Capital Resources

Our principal sources of liquidity are as follows (in thousands):

	April 30, 2019	July 31, 2018 As Restated
	Amount	Amount
Cash, cash equivalents, and investments	$1,248,196	$1,258,100
Working capital	$1,019,831	$984,304

Cash, Cash Equivalents, and Investments

Our cash and cash equivalents are primarily comprised of cash and liquid investments with remaining maturities of 90 days or less from the date of purchase, primarily commercial paper and money market funds. Substantially all of our investments are comprised of corporate debt securities, U.S. government and agency debt securities, commercial paper and non-U.S. government securities, which include state, municipal and foreign government securities.

As of April 30, 2019, approximately $38.0 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended April 30,
	2019	2018 As Revised
	(in thousands)
Net cash provided by operating activities	$13,193	$36,615
Net cash used in investing activities	(81,898)	(395,242)
Net cash provided by financing activities	1,851	572,042
Cash Flows from Operating Activities
Net cash provided by operating activities was $13.2 million for the nine months ended April 30, 2019, compared to cash provided by operating activities of $36.6 million during the nine months ended April 30, 2018. This $23.4 million decrease in operating cash generated was primarily attributable to a $76.3 million increase in cash used in working capital activities as compared to the same period a year ago, partially offset by a $52.8 million increase in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities

Net cash used in investing activities decreased by $313.3 million for the nine months ended April 30, 2019 as compared to the nine months ended April 30, 2018 primarily due to $130.1 million in net cash outflows due to the acquisition of Cyence in November 2017 and a $207.7 million change in net cash flows from marketable securities, partially offset by a $24.4 million increase in capital expenditures primarily due to the construction and furnishing of our new headquarters.

Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended April 30, 2019 decreased by $570.2 million as compared to the nine months ended April 30, 2018. Cash provided by financing activities decreased as compared to the nine months ended April 30, 2018 primarily because the common stock and convertible debt offerings, and related purchase of a capped call option, occurred in March 2018.
Commitments and Contractual Obligations
Our primary contractual obligations consist of our Convertible Senior Notes due in 2025, obligations under operating leases for office facilities, and letters of credit.
See Notes 6 and 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussions of our Convertible Senior Notes, lease commitments, and letters of credit. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2018. See the Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018 for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
Through April 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of April 30, 2019 and July 31, 2018. Our cash, cash equivalents, and investments as of April 30, 2019 and July 31, 2018 were $1,248.2 million and $1,258.1 million, respectively, primarily consisting of cash, corporate bonds, U.S. agency debt securities, commercial paper, money market funds, and municipal debt securities. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $4.8 million and $4.5 million in the market value of our available-for-sale securities as of April 30, 2019 and July 31, 2018, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Euro, Japanese Yen, Malaysian Ringgit, and Polish Zloty. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our services. However, our contracts with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the nine months ended April 30, 2019 and 2018, we recorded foreign currency losses of $1.0 million and gains of $1.0 million, respectively, as other expense in our condensed consolidated statement of operations primarily due to currency exchange rate movement against the U.S. Dollar. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss would be approximately $3.9 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of April 30, 2019, January 31, 2019, and October 30, 2018.
Management’s Assessment on Internal Control Over Financial Reporting

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

This material weakness resulted in a restatement of the consolidated financial statements for the years ended July 31, 2018 and 2017 as described in our Explanatory Note to our Form 10-K/A filed on June 3, 2019.
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
Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2019 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act compared to the internal controls in our previously filed Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Factors that may affect our results of operations include:

•	the ability to attract new domestic and international customers and the timing of new orders and revenue recognition for new and existing orders;

•	seasonal buying patterns of our customers;

•	the proportion and timing of subscription sales as opposed to term software licenses, and the variations in revenue recognition between the two contract types;

•	changes in contract durations of term software licenses;

•	introduction of new cloud-based, or the increase of existing, licensing models that feature ratable revenue recognition;

•	our ability to develop and achieve market adoption of cloud-based services, including the impact of customers transitioning from term software licenses to subscription services;

•	increases in cloud-related development and services costs;

•	erosion in services margins or significant fluctuations in services revenue caused by changing customer demand;

•	our ability to realize expected benefits from our acquisitions;

•	the lengthy and variable nature of our product implementation cycles;

•	future accounting pronouncements or changes in accounting rules and our related accounting policies and interpretations;

•	volatility in the sales of our products and the timing of new and renewal agreements within such periods;

•	our ability to increase sales to and renew agreements with our existing customers, particularly larger customers;

•	the structure of our licensing contracts, including delayed payment or acceptance terms and escalating payments, including fluctuations in perpetual licenses from period to period;

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
Our quarterly growth in license revenue also may not coincide with new orders we receive in a given quarter, which could mask the impact of seasonal variations. This mismatch is primarily due to the following reasons:

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
Additionally, seasonal patterns may be affected by the timing of particularly large transactions. For example, in the first quarter of fiscal year 2019, we achieved higher revenue growth due to the effects of a single license agreement with a term of ten years.
Our revenue may fluctuate versus comparable prior periods or prior quarters within the same fiscal year based on the terms of the agreements and the timing of new orders executed in the quarter. Our ability to renew existing contracts for multiple year terms versus annual automatic renewals may also impact revenue recognition.
We generally charge annual software license fees for our multi-year term licenses and price our licenses based on the amount of DWP that will be managed by our solutions. However, in certain circumstances, our customers desire the ability to purchase our products on a perpetual license basis. Our perpetual license revenue is not necessarily consistent from period to period. In addition, a few of our multi-year term licenses provide the customer with the option to purchase a perpetual license at the end of the initial contract term, which we refer to as a perpetual buyout right. The mix of contract terms for our licenses may lead to variability in our revenue and may affect our ability to show consistent growth in license revenue in subsequent periods.

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
Our services revenue was 41%, 34% and 34% of total revenue for each of fiscal years 2018, 2017 and 2016, respectively. Our services revenue produces lower gross margins than our license revenue. The gross margin of our services revenue was 7%, 7% and 8% for fiscal years 2018, 2017 and 2016, respectively, while the gross margin for license and subscription revenue was 89%, 94% and 97% for fiscal years 2018, 2017 and 2016, respectively. An increase in the percentage of total revenue represented by services revenue, like we experienced in fiscal year 2018 due to acquisitions and the recognition of revenue on certain cloud-based implementations that were completed in prior years, or lower services margins could reduce our overall gross margins and operating margins. Such a trend can be the result of several factors, some of which may be beyond our control, including increased customer demand for our service team involvement in new products and services, the rates we charge for our services, our ability to bill our customers for all time incurred to complete a project, and the extent to which system integrators are willing and able to provide services directly to customers. Erosion in our services margins would also adversely affect our gross and operating margins. Services margins may erode for a period of time as we work to grow our business and overall revenue; for instance, services margins may erode if we hire and train additional services personnel to support new products including cloud-based services, if we require additional service personnel to support entry into new markets, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without commensurate compensation.
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

The FASB issued ASC 606, accounting guidance on revenue recognition, that became effective for us on August 1, 2018. The standard permits the use of either the full retrospective or modified retrospective method. We selected the modified retrospective method. Any change in how we recognize revenue can have a significant impact on our quarterly or annual financial results from operations, and we recorded a net increase to opening retained earnings of $44.3 million as of August 1, 2018 due to the cumulative impact of adopting ASC 606 using the modified retrospective method. This amount primarily represents revenue that would have been recognized in fiscal year 2019 under old guidance, but would have been recognized prior to fiscal year 2019 under new guidance and now will not be recognized as revenue. The implementation of ASC 606 could cause the following risks:

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

Our audit committee, after consultation with management and discussion with our independent registered public accounting firm, concluded that our previously issued consolidated financial statements for the fiscal years ended July 31, 2017 and 2018 should be restated for the reasons described in the “Explanatory Note” preceding Part I, Item 1 and “Note 1 — The Company and Summary of Significant Accounting Policies — Restatement of Annual Consolidated Financial Statements” of the Consolidated Financial Statements for the fiscal year ended July 31, 2018 under Item 8 of Part II of our Form 10-K/A filed on June 3, 2019.

As a result of the restatement and associated non-reliance on our previously issued consolidated financial statements for the fiscal years ended July 31, 2017 and 2018, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, the attention of our management team has been diverted by these efforts. We could also be subject to regulatory, stockholder or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.

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

As described in Item 9A — “Controls and Procedures” of our Form 10-K/A for the fiscal year ended July 31, 2018, in connection with the restatement of our financial results for the fiscal years ended July 31, 2018 and 2017, management has identified a material weakness in our internal control over financial reporting related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions as of July 31, 2018. The deficiency arose because we did not conduct an effective assessment to identify risks of material misstatement related to the existence and accuracy of revenue transactions related to certain customer contracts that were amended to extend the initial license term by one year.

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
In fiscal year 2017, we began the process of implementing a new enterprise resource planning (“ERP”) system and other accounting systems, including a new revenue reporting system in advance of our adoption of ASC 606.  These systems are critical for accurately maintaining books and records and preparing our consolidated financial statements. We have completed the transition to our new ERP system and have begun using the new revenue reporting system at the beginning of fiscal year 2019.  While we have invested significant amounts, including for additional personnel and third-party consultants, to implement these systems, we cannot assure you that we will not experience difficulties following the transition. Any errors in our new ERP system could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, file our quarterly or annual reports with the SEC, and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Data integrity problems or other issues may be discovered even though the transition is complete which, if not corrected, could impact our business, reputation, reporting, disclosures or results of operations. If we encounter unforeseen difficulties with our new ERP and revenue systems, there will be additional demands on our management team and our business, operations and results of operations could be adversely affected.
Our customers may defer or forego purchases of our products or services in the event of weakened global economic conditions, political transitions, and industry consolidation.
General worldwide economic conditions remain unstable. Prolonged economic uncertainties or downturns could harm our business operations or financial results. In particular, the decision by referendum to withdraw the United Kingdom (U.K.) from the European Union (“Brexit”) in June 2016 caused significant volatility in global stock markets and fluctuations in currency exchange rates. The impending Brexit has caused and may continue to cause delays in purchasing decisions by our potential and current customers affected by this transition and there is considerable uncertainty as to when the long-term nature of the U.K.’s relationship with the European Union will be agreed and implemented. Any exit by the U.K. from the European Union may result in new regulatory and cost challenges to our U.K. and global operations. The outcome of the referendum has also created uncertainty with regard to the regulation of data protection in the U.K. In particular, it is unclear how the U.K.’s vote to leave the European Union will affect the U.K.’s enactment of the European General Data Protection Regulation, and how data transfers to and from the U.K. will be regulated. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical or operational implications on our business.
Further, Brexit, or other global events such as the recent imposition of various trade tariffs, may continue to create global economic uncertainty not only in the U.K., but in other regions in which we have significant operations. These conditions make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seek to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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
If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to increase investments in research and development to meet these challenges. Revenue may not be sufficient to support the future product development that is required for us to remain competitive. If we fail to develop products in a timely manner that are competitive in technology and price or develop products that fail to meet customer demands, our market share will decline and our business and results of operations could be harmed. If our research and development efforts do not develop products or features that our customers find valuable, then we might incur impairment charges related to our capitalized software development costs.

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
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our applications and services, our contracts with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. For example, in fiscal year 2018, the Argentine economy became highly inflationary; however, our new Argentina entity has had minimal activity through April 30, 2019. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.
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
As of April 30, 2019, we had outstanding an aggregate principal amount of $400.0 million of the Convertible Senior Notes. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
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

Date:	June 10, 2019	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer (Principal Financial and Accounting Officer)