Form 10-K/A
period 2019-07-31
Guidewire Software, Inc.
filed 2019-10-01
CIK 1528396

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

ii

EXPLANATORY NOTE
Guidewire Software, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (the “Form 10-K”) to include KPMG LLP’s conformed signature in the Report of Independent Registered Public Accounting Firm which was inadvertently omitted in the as-filed version. No other changes have been made to the Form 10-K.
This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K and does not modify or amend the Form 10-K except as specifically described above. This Amendment contains the complete text of Item 8. Financial Statements and currently dated certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, as well as updated inline XBRL exhibits.

PART II

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