Form 10-Q
period 2019-10-31
Guidewire Software, Inc.
filed 2019-12-06
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission file number: 001-35394
 ______________________________________________________________
Guidewire Software, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________

Delaware	36-4468504
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2850 S. Delaware St., Suite 400 San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On November 30, 2019, the registrant had 82,579,682 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Part II - Other Information - Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•growth prospects of the property & casualty (“P&C”) insurance industry and our company;
•the developing market for subscription services and uncertainties attendant on emerging sales and delivery models;
•trends in future sales, including the mix of licensing and subscription models and seasonality;
•our competitive environment and changes thereto;
•competitive attributes of our software applications and delivery models;
•challenges to further increase sales outside of the United States;
•our research and development investment and efforts;
•expenses to be incurred, and benefits to be achieved from our acquisitions;
•our gross and operating margins and factors that affect such margins;
•our provision for tax liabilities, judgments related to revenue recognition, and other critical accounting estimates;
•the impact of new accounting standards and any contractual changes we have made in anticipation of such changes;
•our exposure to market risks, including geographical and political events that may negatively impact our customers; and
•our ability to satisfy future liquidity requirements.

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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2019	July 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179,089	$254,101
Short-term investments	832,127	870,136
Accounts receivable, net of allowances of $1,319 and $1,441, respectively	79,480	138,443
Unbilled accounts receivable, net	59,778	36,728
Prepaid expenses and other current assets	39,251	35,566
Total current assets	1,189,725	1,334,974
Long-term investments	300,797	213,524
Unbilled accounts receivable, net	9,428	9,375
Property and equipment, net	67,440	65,809
Operating lease assets	90,673	—
Intangible assets, net	59,375	66,542
Goodwill	340,877	340,877
Deferred tax assets, net	97,387	90,308
Other assets	43,322	45,554
TOTAL ASSETS	$2,199,024	$2,166,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,666	$34,255
Accrued employee compensation	33,494	73,365
Deferred revenue, net	85,845	108,304
Other current liabilities	19,681	16,348
Total current liabilities	164,686	232,272
Lease liabilities	105,624	—
Convertible senior notes, net	320,477	317,322
Deferred revenue, net	21,277	23,527
Other liabilities	1,435	19,641
Total liabilities	613,499	592,762
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,417,037	1,391,904
Accumulated other comprehensive loss	(6,683)	(7,758)
Retained earnings	175,163	190,047
Total stockholders’ equity	1,585,525	1,574,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,199,024	$2,166,963
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended October 31,
	2019	2018
Revenue:
License and subscription	$82,423	$94,680
Maintenance	20,971	21,003
Services	53,616	64,572
Total revenue	157,010	180,255
Cost of revenue:
License and subscription	23,796	13,330
Maintenance	3,694	3,868
Services	53,366	64,410
Total cost of revenue	80,856	81,608
Gross profit:
License and subscription	58,627	81,350
Maintenance	17,277	17,135
Services	250	162
Total gross profit	76,154	98,647
Operating expenses:
Research and development	46,496	45,496
Sales and marketing	33,016	32,319
General and administrative	21,239	18,345
Total operating expenses	100,751	96,160
Income (loss) from operations	(24,597)	2,487
Interest income	7,636	6,851
Interest expense	(4,429)	(4,244)
Other income (expense), net	(251)	(1,489)
Income (loss) before provision for income taxes	(21,641)	3,605
Benefit from income taxes	(6,650)	(2,704)
Net income (loss)	$(14,991)	$6,309
Net income (loss) per share:
Basic	$(0.18)	$0.08
Diluted	$(0.18)	$0.08
Shares used in computing net income (loss) per share:
Basic	82,360,891	80,821,227
Diluted	82,360,891	82,209,988

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended October 31,
	2019	2018
Net income (loss)	$(14,991)	$6,309
Other comprehensive income (loss):
Foreign currency translation adjustments	133	(812)
Unrealized gains (losses) on available-for-sale securities	1,331	(200)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	(328)	47
Reclassification adjustment for realized gains (losses) included in net income (loss)	46	—
Total other comprehensive income (loss)	1,182	(965)
Comprehensive income (loss)	$(13,809)	$5,344

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	82,140,883	$8	$1,391,904	$(7,758)	$190,047	$1,574,201
Net loss	—	—	—	—	(14,991)	(14,991)
Issuance of common stock upon exercise of stock options	21,698	—	368	—	—	368
Issuance of common stock upon vesting of Restricted Stock Units (“RSUs”)	411,825	—	—	—	—	—
Stock-based compensation	—	—	24,765	—	—	24,765
Foreign currency translation adjustment	—	—	—	133	—	133
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,003	—	1,003
Reclassification adjustment for realized gain on available-for-sale securities, included in net loss	—	—	—	46	—	46
Adoption of Accounting Standards Update ("ASU") 2018-02	—	—	—	(107)	107	—
Balance as of October 31, 2019	82,574,406	$8	$1,417,037	$(6,683)	$175,163	$1,585,525

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	80,611,698	$8	$1,296,380	$(7,748)	$124,976	$1,413,616
Net income	—	—	—	—	6,309	6,309
Issuance of common stock upon exercise of stock options	74,698	—	689	—	—	689
Issuance of common stock upon vesting of RSUs	372,079	—	—	—	—	—
Stock-based compensation	—	—	23,210	—	—	23,210
Cancellation of common stock issued as part of Cyence acquisition	(48,968)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(812)	—	(812)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(153)	—	(153)
Adoption of new accounting standard (Topic 606)	—	—	—	—	44,339	44,339
Balance as of October 31, 2018	81,009,507	$8	$1,320,279	$(8,713)	$175,624	$1,487,198
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,991)	$6,309
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,886	9,652
Amortization of debt discount and issuance costs	3,156	2,986
Stock-based compensation	24,558	23,335
Charges to bad debt and revenue reserves	357	238
Deferred income tax	(7,375)	(3,382)
Accretion of discount on available-for-sale securities, net	(1,360)	(1,790)
Other non-cash items affecting net income (loss)	—	374
Changes in operating assets and liabilities:
Accounts receivable	58,567	28,200
Unbilled accounts receivable	(23,103)	(25,661)
Prepaid expenses and other assets	(1,446)	3,898
Operating lease assets	2,340	—
Accounts payable	(3,009)	(7,931)
Accrued employee compensation	(39,780)	(29,048)
Deferred revenue	(24,709)	(32,736)
Lease liabilities	285	—
Other liabilities	(2,514)	(1,691)
Net cash used in operating activities	(18,138)	(27,247)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(406,762)	(253,469)
Sales and maturities of available-for-sale securities	360,237	238,389
Purchases of property and equipment	(9,625)	(2,945)
Capitalized software development costs	(1,346)	(459)
Net cash used in investing activities	(57,496)	(18,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	368	689
Net cash provided by financing activities	368	689
Effect of foreign exchange rate changes on cash and cash equivalents	254	(776)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,012)	(45,818)
CASH AND CASH EQUIVALENTS—Beginning of period	254,101	437,140
CASH AND CASH EQUIVALENTS—End of period	$179,089	$391,322
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$1,061	$853
Accruals for purchase of property and equipment	$5,167	$1,591
Accruals for capitalized software costs	$95	$22

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides an industry platform, which combines software, services, and a partner ecosystem to enable its customers to run, differentiate, and grow their business. The Company's software products and solutions support core insurance operations, provide insights and enable smarter decision-making, and support digital engagement with customers and agents across the insurance life-cycle. The Company and its system integrator partners provide professional services to implement the Company's software, and the Company offers post-production software support. The Company’s customers are primarily property and casualty insurance carriers.
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
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019, as amended by the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2019 (collectively, the "Annual Report on Form 10-K"). There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, except for changes to operating lease recognition resulting from the adoption of ASU No. 2016-02, “Leases”, Accounting Standards Codification 842 ("ASC 842").
Immaterial Revisions to Interim Condensed Consolidated Financial Statements
On June 3, 2019, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2018 (the “2018 Form 10-K/A”). In addition to the correction of errors primarily related to a misapplication of the vendor specific objective evidence ("VSOE") provisions of the prior revenue recognition guidance applicable to certain customer contracts under ASC 605, the Company also corrected the previously filed consolidated financial statements for the year ended July 31, 2018 for errors related to professional services arrangements (the “other corrections”) that were deemed immaterial when they were originally identified. The other corrections resulted in immaterial revisions to professional services revenue, cost of revenue - services, and related tax and balance sheet items in the interim condensed consolidated financial statements as of and for the period ended October 31, 2018, which are presented herein as revised.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Significant items subject to such estimates include, but are not limited to, revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts and revenue reserves, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, fair value of convertible senior notes, valuation of goodwill and intangible assets, software development costs to be capitalized, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates.

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
Investments
Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments in the periods presented have been classified as available-for-sale.

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets.

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
Software Development Costs
Certain development costs related to software delivered to customers ("self-managed software") incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Costs incurred subsequent to the establishment of technological feasibility have not been material and, therefore, all software development costs related to self-managed software have been charged to research and development expense in the accompanying condensed consolidated statements of operations as incurred.

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
Leases
On August 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Under ASC 842, the Company determines if an arrangement is a lease at inception of the agreement. If an arrangement is determined to be a lease, an operating lease asset, also known as a right-of-use asset, and lease liability are recorded based on the present value of lease payments over the lease term. In connection with determining the present value of the lease payments, the Company considers only payments that are fixed and determinable at the time of commencement, including non-lease components that are fixed throughout the lease term. Variable components of the lease payments such as utilities and maintenance costs, are expensed as incurred and not included in determining the present value of the lease liability. As the Company's leases generally do not provide an implicit rate, the Company's incremental borrowing rate, calculated based on available information at the lease commencement date, is used in determining the present value of the lease payments. The Company's incremental borrowing rate is a hypothetical rate based on the Company's understanding of its credit rating. The Company's lease term used to calculate the lease liability and operating lease asset includes options to extend or terminate the lease if it is reasonably certain the Company will exercise that option. Operating lease assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is reflected in the condensed consolidated statements of operations in each of the cost of revenue and operating expense categories.

The Company also enters into agreements to sublease unoccupied office space. Any sublease payments received in excess of the straight-line rent expense related to the subleased space are recorded as an offset to operating expenses over the sublease term.

Operating leases are included in operating lease assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets.
Impairment of Long-Lived Assets, Intangible Assets, and Goodwill
The Company evaluates its long-lived assets, consisting of property and equipment, operating lease assets, and intangible assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amount of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the assets over the estimated fair value of the assets.
The Company tests goodwill for impairment annually, during the fourth quarter of each fiscal year, and in the interim whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In performing the qualitative assessment, the Company considers events and circumstances, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in the price of the Company’s common stock. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not performed. There have been no goodwill impairments during the periods presented.
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
No customer individually accounted for 10% or more of the Company’s revenue for the three months ended October 31, 2019 or 2018. No customer individually accounted for 10% or more of the Company’s accounts receivable as of October 31, 2019 and July 31, 2019.
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
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from licensing arrangements that can span multiple years, subscriptions to our cloud services, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), which the Company adopted on August 1, 2018. The Company recorded a net increase to opening retained earnings of $44.3 million as of August 1, 2018 due to the cumulative impact of adopting ASC 606 using the modified retrospective method. Refer to Note 1 to the consolidated financial statements included in the Company’s 2018 Form 10-K/A for a description of the Company’s revenue recognition policy prior to August 1, 2018.
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
Identification of the performance obligation in the contract

Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both:
capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from the Company or third parties, and
•distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract.
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
The Company generates revenue from the following sources, which represent the performance obligations of the Company:
•Self-managed software licenses related to term or perpetual agreements;
•Maintenance activities that consist of email and phone support, bug fixes, and unspecified software updates and upgrades released when, and if, available during the maintenance term;
•Subscription services related to the Company’s Software-as-a-Service (“SaaS”) offerings; and
•Services related to the implementation and configuration of the Company’s software, reimbursable travel, and training.
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
Self-managed software licenses and subscription services may be subject to either fixed or variable installments. Variable installments are generally subject to changes in a customer’s Direct Written Premium (“DWP”) or a customer’s Gross Written Premium (“GWP”). When consideration is subject to variable installments, the Company estimates variable consideration using the expected value method based on historical DWP or GWP usage to the extent that a significant revenue reversal is not probable to occur. When consideration is subject to a customer termination right, the Company estimates the total transaction price using the most likely method, and defers consideration associated with the customer’s termination right until it expires.
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
Performance obligations satisfied at a point in time
Self-managed software licenses
Self-managed term and perpetual software licenses comprise the majority of distinct performance obligations that are satisfied at a point in time. Revenue is recognized at the point in which the self-managed software licenses are made available to a customer. Consideration for self-managed software licenses is typically billed in advance on an annual basis over the license term.
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
Maintenance activities
Revenue from maintenance activities associated with self-managed licenses is a stand-ready obligation, which is recognized over the contractually agreed-upon term using a time-based measure of progress as customers receive benefits from the availability of support technicians over the support period. Consideration for maintenance activities is typically billed in advance on an annual basis. The Company’s maintenance activities are consistently priced as a percentage of the associated self-managed software license.
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
When professional services are sold with a self-managed license or subscription arrangement, the Company evaluates whether the performance obligations are distinct or separately identifiable, or whether they constitute a single performance obligation. In the limited cases where professional services are not considered to be distinct from the self-managed license or subscription services, the Company will recognize revenue based on the nature and term of the combined performance obligation when control of the combined performance obligation is transferred to the customer.
Balance Sheet Presentation

Contracts with customers are reflected in the condensed consolidated balance sheets as follows:
•Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of the allowance for doubtful accounts and revenue reserves as part of current assets on the condensed consolidated balance sheets.

•Unbilled accounts receivable, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of time-based software licenses to customers up-front, but invoices customers annually over the term of the license, which is typically two years. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the condensed consolidated balance sheets and the anticipated due date of the underlying receivables. Under ASC 606, this balance represents contract assets. As of October 31, 2019, there was no allowance for doubtful accounts associated with unbilled accounts receivable.
•Contract costs include deferred commissions and their related payroll taxes, royalties, and referral fees. The short-term portion is presented as prepaid and other current assets. The long-term portion is presented as other assets.
•Deferred costs represent costs related to our professional services that have been deferred to align with revenue recognition. The short-term portion is presented as prepaid and other current assets. The long-term portion is presented as other assets.
•Deferred revenue, net represents amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the 12-month period following the date of the condensed consolidated balance sheets is recorded as current. The remaining deferred revenue is recorded as non-current. Under ASC 606, this balance represents contract liabilities.
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

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company excludes amounts related to professional services contracts that are on a time and materials basis from remaining performance obligations.

Contract Costs

Contract costs consists of two components, customer acquisition costs and costs to fulfill a contract.

Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract, and mainly consist of sales commissions paid to sales personnel and their related payroll taxes, and referral fees. Contract costs are classified as either current or non-current based on the duration of time remaining between the date of the condensed consolidated balance sheets and the anticipated amortization date of the associated costs. Capitalized customer acquisition costs related to software licenses, subscriptions, and support services are amortized over the anticipated period of time that such goods and services are expected to be provided to a customer, which the Company estimates to be approximately five years. The amortization of customer acquisition costs is classified as a sales and marketing expense in the condensed consolidated statement of operations.

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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three months ended October 31, 2019 and 2018.
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
Recently Adopted Accounting Pronouncements
Leases
On August 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after August 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840, Leases ("ASC 840").
The Company elected the package of practical expedients permitted under the transition guidance, such that, for any leases that existed prior to August 1, 2019, the Company did not reassess the lease classification, whether contracts are or contain embedded leases, and the capitalization of initial direct costs. The Company also elected to combine lease and non-lease components for all leases and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed consolidated statement of operations on a straight-line basis over the lease term.

Upon adoption, the Company recognized total operating lease assets of $93.0 million, with corresponding lease liabilities of $111.7 million on the condensed consolidated balance sheets. The operating lease assets include adjustments for prepayments and lease incentives. The adoption did not impact opening retained earnings.
Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standard Board ("FASB") issued ASU No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income, which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Act. The adoption had an immaterial impact on retained earnings.
Recent Accounting Pronouncements Not Yet Adopted
Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of adopting the new standard for its 2021 fiscal year and subsequent periods.

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of adopting the new standard for its 2021 fiscal year and subsequent periods.

Other recent accounting pronouncements that are or will be applicable to the Company did not, or are not expected to, have a material impact on the Company's present or future financial statements.

2. Revenue

Disaggregation of Revenue
Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended October 31, 2019
	License and subscription	Maintenance	Services	Total
Geography:
United States	$47,386	$13,729	$37,328	$98,443
Canada	11,775	1,760	1,250	14,785
Other Americas	234	1,085	2,169	3,488
Total Americas	59,395	16,574	40,747	116,716
United Kingdom	6,413	1,207	2,314	9,934
Other EMEA	3,407	1,659	6,049	11,115
Total EMEA	9,820	2,866	8,363	21,049
Total APAC	13,208	1,531	4,506	19,245
Total revenue	$82,423	$20,971	$53,616	$157,010

	Three Months Ended October 31, 2018
	License and subscription	Maintenance	Services	Total
Geography:
United States	$38,535	$13,121	$43,439	$95,095
Canada	9,833	2,149	2,717	14,699
Other Americas	588	1,081	1,921	3,590
Total Americas	48,956	16,351	48,077	113,384
United Kingdom	8,487	1,131	2,700	12,318
Other EMEA	17,376	1,863	9,500	28,739
Total EMEA	25,863	2,994	12,200	41,057
Total APAC	19,861	1,658	4,295	25,814
Total revenue	$94,680	$21,003	$64,572	$180,255

Revenue by major product or service type is as follows (in thousands):

	Three Months Ended October 31,
	2019	2018
License and subscription
Term license	$54,178	$79,337
Subscription	28,196	15,343
Perpetual license	49	—
Maintenance	20,971	21,003
Services	53,616	64,572
Total revenue	$157,010	$180,255

Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as follows (in thousands):

	July 31, 2019	October 31, 2019
Unbilled accounts receivable, net	$46,103	$69,206
Contract costs, net	30,390	29,313
Deferred revenue, net	(131,831)	(107,122)

Contract costs
The current portion of contract costs in the amount of $7.2 million is included in prepaid and other current assets on the Company’s condensed consolidated balance sheets. The non-current portion of contract costs in the amount of $22.1 million is included in other assets on the Company’s condensed consolidated balance sheets. The Company amortized $1.4 million and $1.0 million of contract costs during the three months ended October 31, 2019 and 2018, respectively.
Deferred revenue
During the three months ended October 31, 2019, the Company recognized revenue of $32.1 million related to the Company’s deferred revenue balance reported as of July 31, 2019.
Performance Obligations
The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied was $380.0 million as of October 31, 2019. Subscription services are typically satisfied over three to five years, maintenance services are generally satisfied within one year, and professional services are typically satisfied within one year.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	October 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$85,668	$59	$(7)	$85,720
Commercial paper	165,218	—	—	165,218
Corporate bonds	651,550	2,528	(4)	654,074
U.S. Government bonds	148,035	279	(1)	148,313
Asset-backed securities	60,244	65	—	60,309
Foreign government bonds	14,975	—	—	14,975
Certificates of deposit	37,545	—	—	37,545
Money market funds	101,064	—	—	101,064
Total	$1,264,299	$2,931	$(12)	$1,267,218

	July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$55,904	$4	$(29)	$55,879
Commercial paper	239,333	—	—	239,333
Corporate bonds	666,087	1,612	(111)	667,588
U.S. Government bonds	130,530	94	(29)	130,595
Certificates of deposit	50,796	—	—	50,796
Money market funds	115,711	—	—	115,711
Total	$1,258,361	$1,710	$(169)	$1,259,902
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time that individual securities have been in an unrealized loss position (in thousands):

	October 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$17,993	$(7)	$—	$—	$17,993	$(7)
Corporate bonds	14,480	(4)	—	—	14,480	(4)
U.S. Government bonds	2,645	(1)	—	—	2,645	(1)
Total	$35,118	$(12)	$—	$—	$35,118	$(12)

As of October 31, 2019, the Company had 11 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at October 31, 2019 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	October 31, 2019
	Less Than 12 Months	12 Months or Greater	Total
U.S. Government agency securities	$36,780	$48,940	$85,720
Commercial paper	165,218	—	165,218
Corporate bonds	460,386	193,688	654,074
U.S. Government bonds	130,612	17,701	148,313
Asset-backed securities	22,338	37,971	60,309
Foreign government bonds	14,975	—	14,975
Certificates of deposit	35,048	2,497	37,545
Money market funds	101,064	—	101,064
Total	$966,421	$300,797	$1,267,218

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	October 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$33,230	$—	$33,230
Money market funds	101,064	—	—	101,064
Total cash equivalents	101,064	33,230	—	134,294
Short-term investments:
U.S. Government agency securities	—	36,780	—	36,780
Commercial paper	—	131,988	—	131,988
Corporate bonds	—	460,386	—	460,386
U.S. Government bonds	—	130,612	—	130,612
Asset-backed securities	—	22,338	—	22,338
Foreign government bonds	—	14,975	—	14,975
Certificates of deposit	—	35,048	—	35,048
Total short-term investments	—	832,127	—	832,127
Long-term investments:
U.S. Government agency securities	—	48,940	—	48,940
Corporate bonds	—	193,688	—	193,688
U.S. Government bonds	—	17,701	—	17,701
Asset-backed securities	—	37,971	—	37,971
Certificates of deposit	—	2,497	—	2,497
Total long-term investments	—	300,797	—	300,797
Total	$101,064	$1,166,154	$—	$1,267,218

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$56,132	$—	$56,132
Corporate bonds	—	4,398	—	4,398
Money market funds	115,712	—	—	115,712
Total cash equivalents	115,712	60,530	—	176,242
Short-term investments:
U.S. Government agency securities	—	39,166	—	39,166
Commercial paper	—	183,201	—	183,201
Corporate bonds	—	477,169	—	477,169
U.S. Government bonds	—	123,600	—	123,600
Certificates of deposit	—	47,000	—	47,000
Total short-term investments	—	870,136	—	870,136
Long-term investments:
U.S. Government agency securities	—	16,713	—	16,713
Corporate bonds	—	186,021	—	186,021
U.S. Government bonds	—	6,994	—	6,994
Certificates of deposit	—	3,796	—	3,796
Total long-term investment	—	213,524	—	213,524
Total	$115,712	$1,144,190	$—	$1,259,902

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $476.0 million at October 31, 2019 and $454.1 million at July 31, 2019. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Accounts Receivables
Accounts receivable, net consists of the following (in thousands):

	October 31, 2019	July 31, 2019
Accounts receivable	$80,799	$139,884
Allowance for doubtful accounts and revenue reserves	(1,319)	(1,441)
Accounts receivable, net	$79,480	$138,443

Allowance for Doubtful Accounts and Revenue Reserves
Changes to the allowance for doubtful accounts and revenue reserves consists of the following (in thousands):

Allowance, July 31, 2019	$1,441
Charges to bad debt and revenue reserves	357
Write-offs, net	(479)
Allowance, October 31, 2019	$1,319

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2019	July 31, 2019
Prepaid expenses	$14,552	$11,926
Contract costs	7,195	7,015
Deferred costs	7,693	7,030
Deposits and other receivables	9,811	9,595
Prepaid expenses and other current assets	$39,251	$35,566

Property and Equipment, net
Property and equipment consist of the following (in thousands):

	October 31, 2019	July 31, 2019
Computer hardware	$18,555	$17,799
Purchased software	6,505	6,741
Capitalized software development costs	8,725	7,374
Equipment and machinery	10,915	10,455
Furniture and fixtures	9,044	8,137
Leasehold improvements	49,611	48,191
Total property and equipment	103,355	98,697
Less accumulated depreciation	(35,915)	(32,888)
Property and equipment, net	$67,440	$65,809
As of October 31, 2019 and July 31, 2019, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of software development costs, was $3.5 million and $1.9 million for each of the three months ended October 31, 2019 and 2018, respectively.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with the software development projects. The Company begins amortizing the capitalized software development costs once the technology applications are available for general release and amortizes those costs over the estimated lives of the applications, which typically ranges from three to five years. The Company recognized approximately $0.3 million and $0.2 million in amortization expense in cost of revenue - license and subscription on the accompanying condensed consolidated statements of operations during the three months ended October 31, 2019 and 2018, respectively.
Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the three months ended October 31, 2019 was as follows (in thousands):

Goodwill, July 31, 2019	$340,877
Changes in carrying value	—
Goodwill, October 31, 2019	$340,877

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		October 31, 2019			July 31, 2019
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	2.2	$93,600	$58,914	$34,686	$93,600	$53,970	$39,630
Customer contracts and related relationships	4.4	35,700	14,050	21,650	35,700	12,566	23,134
Partner relationships	5.4	200	80	120	200	74	126
Trademarks	5.0	2,500	714	1,786	2,500	625	1,875
Order backlog	1.3	8,700	7,567	1,133	8,700	6,923	1,777
Total intangible assets	3.0	$140,700	$81,325	$59,375	$140,700	$74,158	$66,542
Amortization expense was $7.2 million and $7.3 million for the three months ended October 31, 2019 and 2018, respectively. The future amortization expense for existing intangible assets as of October 31, 2019, based on their current useful lives, is as follows (in thousands):

Future Amortization
Fiscal year ending July 31,
2020 (remainder of fiscal year)	$19,667
2021	19,965
2022	11,143
2023	3,799
2024	2,379
Thereafter	2,422
Total future amortization expense	$59,375

Other assets
Other assets consist of the following (in thousands):

	October 31, 2019	July 31, 2019
Prepaid expenses	$2,497	$2,640
Contract costs	22,117	23,375
Deferred costs	8,036	8,867
Strategic investment	10,672	10,672
Other assets	$43,322	$45,554

The Company’s other assets includes a strategic equity investment in a privately-held company. The strategic investment is a non-marketable equity security, in which the Company does not have a controlling interest or the ability to exercise significant influence. This investment does not have a readily determinable market value. The Company records this strategic investment at cost less impairment and adjusts the carrying value of the asset for subsequent observable price changes. As of October 31, 2019 and July 31, 2019, there were no changes in the investment’s carrying value of $10.7 million.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	October 31, 2019	July 31, 2019
Bonus	$8,700	$37,628
Commission	518	10,317
Vacation	15,016	14,511
Salaries, payroll taxes and benefits	9,260	10,909
Total accrued employee compensation	$33,494	$73,365

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	October 31, 2019	July 31, 2019
Lease liabilities	$6,327	$—
Accrued royalties	6,923	5,573
Accrued taxes	2,989	4,413
Other	3,442	6,362
Other current liabilities	$19,681	$16,348

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended October 31,
	2019	2018
Numerator:
Net income (loss)	$(14,991)	$6,309
Net income (loss) per share:
Basic	$(0.18)	$0.08
Diluted	$(0.18)	$0.08
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	82,360,891	80,821,227
Weighted average effect of dilutive stock options	—	317,378
Weighted average effect of dilutive stock awards	—	1,071,383
Diluted	82,360,891	82,209,988
The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended October 31,
	2019	2018
Stock options to purchase common stock	206,919	—
Stock awards	2,028,908	497,069

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three months ended October 31, 2019, the Company’s weighted average common stock price was below the conversion price of the Convertible Senior Notes.

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

The net carrying value of the liability component, unamortized debt discount and issuance costs of the Convertible Senior Notes was as follows (in thousands):

	October 31, 2019	July 31, 2019
Principal	$400,000	$400,000
Less unamortized:
Debt discount	71,342	74,213
Debt issuance cost	8,181	8,465
Net carrying amount	$320,477	$317,322

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands, except for percentages):

	Three Months Ended October 31,
	2019	2018
Contractual interest expense	$1,250	$1,250
Amortization of debt discount	2,871	2,731
Amortization of debt issuance costs	284	255
Total	$4,405	$4,236
Effective interest rate of the liability component	5.53%	5.53%

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

7. Leases

The Company's lease obligations consist of operating leases for domestic and international office facilities, and equipment, with lease periods expiring between fiscal years 2020 and 2030. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewals are deemed to be reasonably certain.

Components of operating lease costs were as follows (in thousands):

Three Months Ended October 31,
2019
Operating lease cost(1)	$3,909
Variable lease cost	1,523
Sublease income	(380)
Net operating lease cost	$5,052
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.3 million for the three months ended October 31, 2019.

Lease expense for all worldwide facilities and equipment, which was recognized on a straight-line basis over the terms of the various leases, was $2.4 million for the three months ended October 31, 2018, based on the previous lease accounting standard.

Future operating lease payments as of October 31, 2019 were as follows (in thousands):

Fiscal Year Ending July 31,
2020 (remaining of fiscal year)	$9,773
2021	16,329
2022	15,003
2023	13,369
2024	13,111
Thereafter	74,499
Total future lease payments	142,084
Less imputed interest	(30,133)
Total lease liability balance	$111,951

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

October 31, 2019
Operating lease assets	$90,673

Current portion of lease liabilities	$6,327
Non-current portion of lease liabilities	105,624
Total lease liabilities	$111,951

Weighted average remaining lease term (years)	9.45
Weighted average discount rate	4.34%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

Three Months Ended October 31, 2019
Cash payments for operating leases	$1,383
Operating lease assets obtained in exchange for lease liabilities	$480

8. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2019. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2019 for additional information regarding the Company’s contractual obligations.

Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of October 31, 2019 or July 31, 2019. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2019 or July 31, 2019. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

9. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,
	2019	2018
Total stock-based compensation	$24,765	$23,210
Net impact of deferred stock-based compensation	(207)	125
Total stock-based compensation expense	$24,558	$23,335
Stock-based compensation expense was charged to the following categories:
Cost of license and subscription revenue	$1,363	$334
Cost of maintenance revenue	450	534
Cost of services revenue	5,332	5,968
Research and development	6,181	6,406
Sales and marketing	5,157	4,621
General and administrative	6,075	5,472
Total stock-based compensation expense	$24,558	$23,335

Total unrecognized stock-based compensation cost related to options and Stock Awards were as follows:

	As of October 31, 2019
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock Options	$1,870	1.3
Stock Awards	248,838	2.7
	$250,708

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2019	2,384,673	$85.20	$243,427
Granted	1,119,035	$109.46
Released	(440,693)	$76.39	$49,684
Canceled	(196,791)	$82.05
Balance as of October 31, 2019	2,866,224	$95.60	$323,138
Expected to vest as of October 31, 2019	2,866,224	$95.60	$323,138
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $112.74 and $102.08 on October 31, 2019 and July 31, 2019, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. The PSUs included performance-based conditions and vest over a four-year period. The TSR PSUs are subject to total shareholder return rankings relative to the software companies in the S&P Index for a specified performance period or specified performance periods, and vest at the end of three years. In select cases, certain TSR PSUs are also subject to performance-based conditions. The Company recognized stock-based compensation of $3.4 million and $3.7 million related to these performance-based and market-based stock awards for the three months ended October 31, 2019 and 2018, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2019	216,727	$34.10	5.2	$14,733
Granted	—
Exercised	(21,698)	$16.99		$1,873
Canceled	(257)
Balance as of October 31, 2019	194,772	$36.04	5.1	$14,939
Vested and expected to vest as of October 31, 2019	194,772	$36.04	5.1	$14,939
Exercisable as of October 31, 2019	166,414	$40.30	4.8	$12,055
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock prices of $112.74 and $102.08 on October 31, 2019 and July 31, 2019, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Valuation of Awards

TSR PSUs
The fair value of TSR PSUs is estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended October 31,
	2019	2018
Expected term (in years)	2.90	2.88
Risk-free interest rate	1.5%	2.8%
Expected volatility of the Company	28.4%	27.2%
Average expected volatility of the peer companies in the S&P Index	37.0%	33.0%
Expected dividend yield	—%	—%

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

Common Stock Reserved for Issuance and Public Equity Offering
As of October 31, 2019 and July 31, 2019, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 82,574,406 and 82,140,883 shares of common stock were issued and outstanding, respectively. Per the terms of the Company’s 2011 Stock Plan, on January first of each year, an additional number of shares equal to 5% of the number of shares of common stock issued and outstanding on the preceding December 31st is added to the Company’s 2011 Stock Plan reserve. As of October 31, 2019 and July 31, 2019, the Company had reserved shares of common stock for future issuance as follows:

	October 31, 2019	July 31, 2019
Exercise of stock options to purchase common stock	194,772	216,727
Vesting of stock awards	2,866,224	2,384,673
Shares available under stock plans	23,812,787	24,776,361
Total common stock reserved for issuance	26,873,783	27,377,761

10. Income Taxes
The Company recognized an income tax benefit of $6.7 million and $2.7 million for the three months ended October 31, 2019 and 2018, respectively. The Company was in an income position in the three months ended October 31, 2018, but recognized a tax benefit of $2.7 million in that period as a result of excess tax benefits associated with employee stock based compensation. The increase in income tax benefit for the three months ended October 31, 2019 compared to the same period a year ago was primarily due to a loss position before income taxes in the current period compared to an income position before income taxes for the same period a year ago. The effective tax rate of 31% for the three months ended October 31, 2019, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, and certain non-deductible expenses including executive compensation.
During the three months ended October 31, 2019, unrecognized tax benefits increased by $0.3 million. As of October 31, 2019, the Company had unrecognized tax benefits of $6.6 million that, if recognized, would affect the Company’s effective tax rate.
On December 2, 2019, the Internal Revenue Service (“IRS”) issued final regulations and additional proposed regulations related to the base erosion and anti-abuse tax ("BEAT"), which the Company is in the process of evaluating. The impact of these regulations, which will be reflected in the financial statements for the three months ending January 31, 2020, on the Company's tax provision may be material.

The U.S. Treasury Department, IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. The Company continues to obtain, analyze, and interpret guidance as it is issued and will revise its estimates as additional information becomes available. Any legislative changes, including any other new or proposed U.S. Department of the Treasury regulations that have yet to be issued, may result in income tax adjustments, which could be material to our provision for income taxes and effective tax rate in the period any such changes are enacted.

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

The Company’s long-lived assets, including intangibles and goodwill, net by geographic region is as follows (in thousands):

	October 31, 2019	July 31, 2019
Americas	$462,609	$468,545
EMEA	4,749	4,633
APAC	334	50
Total	$467,692	$473,228

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

Overview
We provide a technology platform, composed of software, services, and a partner ecosystem for the global Property and Casualty ("P&C") insurance industry.
Guidewire InsurancePlatformTM consists of the Guidewire Cloud and customer self-managed applications to support core operations, data management and analytics, and digital engagement, and is connected to numerous data sources and third-party applications. Our applications are designed to work together to strengthen our customers’ ability to adapt and succeed in a rapidly changing market. Guidewire InsuranceSuite™ and Guidewire InsuranceNowTM provide core transactional systems of record supporting the entire insurance life-cycle, including product definition, distribution, underwriting, policy-holder services, and claims management. Guidewire InsuranceSuite is a highly configurable and scalable system primarily comprised of three applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be self-managed or deployed in the cloud. Guidewire InsuranceNow is a cloud-based system that offers policy, billing, and claims management functionality to insurers that prefer an all-in-one solution. Our data and analytics applications enable insurers to manage data more effectively, gain insights into their business, and underwrite new and evolving risks. Our digital engagement applications enable digital sales, omni-channel service and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. To support P&C insurers globally, we have localized, and will continue to localize, our software for use in a variety of international regulatory, language, and currency environments.
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
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision making and product evaluation process is long. These evaluation periods can extend further if the customer purchases multiple products or assesses the benefits of a cloud-based subscription in addition to our more traditional self-managed licensing models. Sales to new customers also involve extensive customer due diligence and reference checks. We must earn credibility with each successful implementation as we expand our sales operations, market products that have been acquired or newly introduced, and expand the ways we deliver our software. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, efficient operation of our cloud infrastructure, and the continued development of relevant local content and the automated tools that we believe are optimal for updating that content.
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
We also offer cloud-based subscriptions. Generally, these subscriptions have an initial term of three to five years, and are typically billed annually in advance, although in some instances additional fees may be assessed in arrears as customers increase their DWP. Revenue derived from these subscriptions is recognized ratably over the contractual term beginning after the subscription is effectively provisioned, which is the date our software service is made available to customers. We anticipate that subscriptions will increase as a percentage of annual new sales over time. As a result of the ratable recognition of revenue associated with subscriptions, a significant shift from term licenses to subscriptions will adversely affect our reported revenue growth. As this sales model matures, we may decide to change certain contract terms to remain competitive or otherwise meet market demands.
To extend our technology leadership in the global market and to drive operating efficiency, we continue to invest in product development and cloud operations to enhance and improve our current products, introduce new products, and advance our ability to cost-effectively deliver each of our products in the cloud. Continued investment is critical as we seek to assist our customers in achieving their technology goals, maintain our competitive advantage, grow our revenue, expand internationally, and meet evolving customer demands. In certain cases, we may also acquire skills and technologies to manage our cloud infrastructure and accelerate our time to market for new products and solutions.
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our services teams and SI partners to meet our customers’ implementation needs. Our services organization is comprised of on-site, near-shore, and off-shore technical experts. The services organization seeks to ensure that teams with the right combination of product and language skills are used in the most efficient way. Our partnerships with leading SIs allow us to increase efficiency and scale while reducing customer implementation costs. Our extensive relationships with SIs and industry partners have strengthened and expanded in line with the interest in and adoption of our products and services. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently. We continue to grow our services organization and invest time and resources to increase the number of qualified consultants employed by our SI partners, develop relationships with new SIs in existing and new markets, and ensure that all partners are qualified to assist with implementing our products.
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, migrating our business to a more ratable revenue recognition model, increasing the overall adoption of our products, and managing the infrastructure for our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing and new markets, and enable us to maintain a persistent, consultative relationship with our existing customers. Our investments in product development are designed to meet the evolving needs of our customers. Our investments in services are designed to ensure customer success, both with self-managed and cloud-based solutions. Our investments in cloud operations are focused on managing the infrastructure for our cloud-based customers in a secure, efficient, and cost-effective manner.
Seasonality
We have historically experienced seasonal variations in our license and subscription revenue as a result of increased customer orders in our second and fourth fiscal quarters. We generally see a modest increase in orders in our second fiscal quarter, which is the quarter ending January 31, due to customer buying patterns. We also see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. This seasonal pattern, however, may be absent in any given year. Additionally, the adoption of new revenue guidance in fiscal 2019, also referred to as ASC 606, could heighten or change the seasonal impact on our new term licenses that are multi-year in nature with more revenue recognized upfront upon delivery of our software. For example, in the first quarter of fiscal year 2019, we experienced license revenue growth due to a 10-year term license deal under which revenue was recognized upfront in the first quarter of fiscal year 2019 under ASC 606, which overshadowed the usual positive seasonal impact in our second quarter of fiscal year 2019 and set up a challenging comparable period for the first quarter of fiscal year 2020. On an annual basis, our maintenance revenue, which is recognized ratably, may also be impacted in the event that seasonal patterns change significantly. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected due to the ratable nature of these arrangements. The seasonal nature of our sales and the concentration of such sales in our fiscal fourth quarter increases this impact.
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

Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business, including Free Cash Flow and Annual Recurring Revenue ("ARR"). For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures.”
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consists of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow was impacted by $7.9 million and $0.3 million related to the build out and furnishing of our corporate headquarters in San Mateo, California for the three months ended October 31, 2019 and 2018, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources - Cash Flows.”

	Three Months Ended October 31,
	2019	2018
Net cash used in operating activities	$(18,138)	$(27,247)
Net cash used for capital expenditures	(10,971)	(3,404)
Free cash flow	$(29,109)	$(30,651)
Annual Recurring Revenue
We use Annual Recurring Revenue (“ARR”) to identify the annualized recurring value of active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, maintenance contracts, and hosting contracts. All components of the licensing and usage arrangements that are not expected to recur (primarily perpetual licenses and services) are excluded. If a customer contract contains invoicing amounts that change over the contract term, then ARR reflects the annualized invoicing amount outlined in the contract for the current reporting period. For example, given a contract with annual invoicing of $1.0 million at the beginning of year one, $2.0 million at the beginning of year two, and $3.0 million at the beginning of year three, and the reporting period is subsequent to year two invoicing and prior to year three invoicing, the reported ARR for that contract would be $2.0 million.

Our reported quarterly ARR results for fiscal year 2020 are based on actual currency rates at the end of fiscal year 2019, held constant throughout the year. ARR was $463 million as of October 31, 2019, up from $460 million as of July 31, 2019.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our revenue recognition policies are particularly critical to fiscal years 2020 and 2019.

While we continue to evaluate our significant accounting policies to determine which ones involve the most judgment and complexity, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 that have had a material impact on our condensed consolidated financial statements and related notes except for the adoption of ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, and ASU No. 2018-11 (collectively, “ASC 842”).
Revenue Recognition
Revenue recognition requires judgment and the use of estimates, especially in identifying and evaluating the various non-standard terms and conditions in our contracts with customers as to their effect on reported revenue.
Our revenue is derived from contracts with customers. The majority of our revenue is derived from licensing arrangements that can span multiple years, subscriptions for our cloud services, and implementation and other professional services arrangements. On August 1, 2018, we adopted ASC 606 using the modified retrospective method and recorded a net cumulative effect adjustment of $44.3 million. The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We apply a five-step framework to recognize revenue as described in our Revenue Recognition policy included in Note 1 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Self-managed software licenses and subscription services may be subject to either fixed or variable installments. Variable installments are generally subject to changes in a customer’s DWP or a customer’s Gross Written Premium (“GWP”). When consideration is subject to variable installments, we estimate variable consideration using the expected value method based on historical DWP or GWP usage to the extent that a significant revenue reversal is not probable to occur. When consideration is subject to a customer termination right, we estimate the total transaction price using the most likely method, and defer consideration associated with the customer’s termination right until it expires.
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of our contracts contain multiple performance obligations, such as when licenses are sold with maintenance, implementation services or training services. Additionally, as customers transition to subscription services, our customers may be under contract for both self-managed licenses and subscription services for a period of time, which may require an allocation of the transaction price to each performance obligation. Some of our performance obligations, such as maintenance, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, we use the residual method.

Results of Operations
The following table sets forth our results of operations for the periods presented. The data has been derived from the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

	Three Months Ended October 31,
	2019	As a % of total revenue	2018	As a % of total revenue
	(in thousands, except percentages)
Revenue:
License and subscription	$82,423	53%	$94,680	52%
Maintenance	20,971	13	21,003	12
Services	53,616	34	64,572	36
Total revenue	157,010	100	180,255	100
Cost of revenue:
License and subscription	23,796	15	13,330	7
Maintenance	3,694	2	3,868	2
Services	53,366	34	64,410	36
Total cost of revenue	80,856	51	81,608	45
Gross profit:
License and subscription	58,627	38	81,350	45
Maintenance	17,277	11	17,135	10
Services	250	—	162	—
Total gross profit	76,154	49	98,647	55
Operating expenses:
Research and development	46,496	29	45,496	25
Sales and marketing	33,016	21	32,319	18
General and administrative	21,239	14	18,345	10
Total operating expenses	100,751	64	96,160	53
Income (loss) from operations	(24,597)	(15)	2,487	2
Interest income	7,636	4	6,851	4
Interest expense	(4,429)	(3)	(4,244)	(3)
Other income (expense), net	(251)	—	(1,489)	(1)
Income (loss) before provision for income taxes	(21,641)	(14)	3,605	2
Benefit from income taxes	(6,650)	(4)	(2,704)	(2)
Net income (loss)	$(14,991)	(10)%	$6,309	4%

Revenue
We derive our revenue from licensing our software applications, subscriptions to our cloud-delivered software, providing maintenance support, and delivering professional services.
License and Subscription
A substantial majority of our license and subscription revenue consists of term license fees. We also recognize revenue from sales of subscriptions and perpetual licenses. Our term license revenue is primarily generated through annual license fees that recur during the term of the contract. A substantial majority of our term licenses have been sold under a two-year initial term with optional annual renewals after the initial term. However, in the future, we may enter into term license arrangements with our customers that have an initial term of more than two years. Term license revenue for the initial term of the customer agreement is generally fully recognized upon delivery of the software, which accelerates the timing of revenue recognition compared to the timing of billings to customers.
In a limited number of cases, we license our software on a perpetual basis. Perpetual license revenue is generally recognized upon delivery.
Subscription revenue is recognized ratably over the term of the arrangement, beginning at the point in time our provisioning process has been completed and access has been made available to the customer. The initial term of such arrangements is generally from three to five years, which is generally longer than the initial term of our term license arrangements. Subscription agreements also contain optional annual renewals commencing upon the expiration of the initial contract term.
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

	Three Months Ended October 31,
	2019		2018		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$54,178	35%	$79,337	44%	$(25,159)	(32)%
Subscription	28,196	18	15,343	8	12,853	84%
Perpetual license	49	—	—	—	49	*
Maintenance	20,971	13	21,003	12	(32)	—%
Services	53,616	34	64,572	36	(10,956)	(17)%
Total revenue	$157,010	100%	$180,255	100%	$(23,245)	(13)%
*Not meaningful
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

Term license revenue decreased by $25.2 million during the three months ended October 31, 2019, compared to the same period a year ago, primarily due to two large term license deals completed in the first quarter of the prior fiscal year, which represented $23.6 million of revenue. One of those deals was a ten-year term license contract, under which we recognized $14.5 million of term license revenue during the three months ended October 31, 2018. There were no large deals similar to these in the current period. The current period activity is more reflective of normal seasonal patterns with increased subscriptions as a percentage of new deals.

Subscription revenue increased by $12.9 million during the three months ended October 31, 2019, compared to the same period a year ago. The increase is primarily attributable to $12.6 million in subscription revenue from new orders for our Guidewire InsuranceSuite via Guidewire Cloud offerings since the same period a year ago.

Perpetual license revenue remained relatively flat during the three months ended October 31, 2019, compared to the same period a year ago. We expect perpetual license revenue to continue to represent a small percentage of our total license and subscription revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Maintenance Revenue
Maintenance revenue associated with term and perpetual licenses slightly decreased during the three months ended October 31, 2019, compared to the same period a year ago, due to increased subscriptions orders as a percentage of total orders and customers entering into transition agreements to move from term license to subscription services. Maintenance related to subscription arrangements is included in subscription revenue, as maintenance is not quoted or priced separately from the subscription services. As a result, we expect an increase in the mix of subscription orders in the future will continue to reduce the growth in or result in lower maintenance revenue.

Services Revenue
Services revenue decreased $11.0 million during the three months ended October 31, 2019, compared to the same period a year ago. The decrease is primarily driven by decreases in professional services relating to certain large Guidewire InsuranceSuite via Guidewire Cloud implementations that have been completed.
We work closely with our network of third-party SI partners to facilitate new sales and implementations of both our self-managed products and subscription services. We believe this model will continue to serve us well, and we intend to continue to expand our network of SI partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription implementations. Certain initial implementations of Guidewire InsuranceSuite via Guidewire Cloud required greater levels of participation by our services professionals due to our obligation to manage the subscription environment which requires greater familiarity with configurations and integrations. However, certain more recent implementations of Guidewire InsuranceSuite via Guidewire Cloud rely on our SI partners to lead the implementation efforts. As the number of implementations led by our SI partners increase, our services revenue will decrease.
We also expect modestly higher levels of variability in our services revenue. As we continue to expand into new markets and new product categories, we have, and we expect to, enter into contracts that may require us to delay the recognition of services revenue and associated costs until we are able to meet certain contractual obligations, including customer acceptance criteria or the delivery of new products, and contracts that are fixed in value, which may take more effort to complete than originally anticipated.

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
We allocate overhead such as facilities, information technology support, information security, and other administrative costs to all functional departments based on headcount. As such, these overhead expenses are reflected in cost of revenue and each functional operating expense. Overhead expenses have increased primarily due to the costs related to our new headquarters and additional information security requirements as we transition to the cloud.
Cost of Revenue:

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$23,796	$13,330	$10,466	79%
Maintenance	3,694	3,868	(174)	(4)
Services	53,366	64,410	(11,044)	(17)
Total cost of revenue	$80,856	$81,608	$(752)	(1)

Includes stock-based compensation of:
Cost of license and subscription revenue	$1,363	$334	$1,029
Cost of maintenance revenue	450	534	(84)
Cost of services revenue	5,332	5,968	(636)
Total	$7,145	$6,836	$309

The $10.5 million increase in cost of license and subscription revenue during the three months ended October 31, 2019, compared to the same period a year ago, was primarily attributable to increases of $6.8 million in cloud operations personnel expenses, $2.3 million in cloud infrastructure costs incurred in order to support the growth of our subscription and cloud offerings, and $1.0 million in professional services. We anticipate higher cost of license and subscription revenue as we continue to invest in our cloud operations and add new cloud customers.
Cost of maintenance revenue decreased by $0.2 million during the three months ended October 31, 2019, compared to the same period a year ago, as headcount and personnel related expenses remained relatively flat.
The $11.0 million decrease in cost of services revenue during the three months ended October 31, 2019, compared to the same period a year ago, was attributable to decreases of $5.2 million in personnel expenses due to lower headcount and $5.4 million in third-party consultants billable to customers primarily for Guidewire InsuranceSuite via Guidewire Cloud and Guidewire InsuranceNow implementation engagements that have been completed.
We had 760 professional service employees and 251 technical support and licensing operations employees at October 31, 2019 compared to 833 professional services employees and 146 technical support and licensing operations employees at October 31, 2018. The growth in technical support and licensing operations is largely driven by investments in cloud operations personnel to support current and future cloud customers. The decrease in professional service employees is a result of more cloud customers engaging SIs as the implementation lead.

Gross Profit:

	Three Months Ended October 31,
	2019		2018		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$58,627	71%	$81,350	86%	$(22,723)	(28)%
Maintenance	17,277	82	17,135	82	142	1
Services	250	—	162	—	88	54
Total gross profit	$76,154	49	$98,647	55	$(22,493)	(23)

Our gross margin decreased to 49% during the three months ended October 31, 2019, compared to 55% in the same period a year ago. The decrease in our gross margin was primarily driven by the decrease in our license and subscription margin as a result of less high-margin term license deals as discussed in the revenue section above and the investments we are making to support our transition to the cloud.
We intend to continue to invest in our cloud operations as our subscription revenue increases, which will continue to impact license and subscription margins.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest components of our operating expenses are personnel costs for our employees and, to a lesser extent, professional services. In each case, personnel costs include salaries, bonuses, commissions, benefits, and stock-based compensation. We allocate overhead such as facilities, information technology support, information security, and other administrative costs to all functional departments based on headcount. As a result, these overhead expenses are reflected in cost of revenue and each functional operating expense. Overhead expenses primarily have increased due to the costs related to our new headquarters and additional information security requirements as we transition to the cloud.

	Three Months Ended October 31,
	2019		2018		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$46,496	29%	$45,496	25%	$1,000	2%
Sales and marketing	33,016	21	32,319	18	697	2
General and administrative	21,239	14	18,345	10	2,894	16
Total operating expenses	$100,751	64	$96,160	53	$4,591	5

Includes stock-based compensation of:
Research and development	$6,181		$6,406		$(225)
Sales and marketing	5,157		4,621		536
General and administrative	6,075		5,472		603
Total	$17,413		$16,499		$914

Research and Development
Our research and development expenses consist primarily of personnel costs for our technical staff and consultants providing professional services.
The $1.0 million increase in research and development expenses during the three months ended October 31, 2019, as compared to the same period a year ago, was primarily due to an increase in web hosting costs to support the development of our subscription offerings and cloud strategy.
Our research and development headcount was 724 at October 31, 2019 compared with 725 at October 31, 2018.

We expect our research and development expenses to increase in absolute dollars as we continue to invest in the improvement and functionality of our solutions and to migrate our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of personnel costs for our sales and marketing employees. It also includes travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.

The $0.7 million increase in sales and marketing expenses during the three months ended October 31, 2019, compared to the same period a year ago, was primarily attributable to increases of $2.9 million in personnel expenses to sell our products, partially offset by a decrease of $2.5 million in marketing and advertising expenses resulting from the timing of our annual Connections User Conference, which occurred in the second quarter of our current fiscal year compared to the first quarter in our prior fiscal year.

Under current revenue recognition guidance, certain commissions are capitalized when earned and amortized over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. Commissions capitalized were $0.3 million and $1.7 million during the three months ended October 31, 2019 and 2018, respectively, and amortization of commissions was $1.4 million and $1.0 million during the three months ended October 31, 2019 and 2018, respectively. The impact of the accounting for commissions is reflected in the increase in personnel expenses.
Our sales and marketing headcount was 364 at October 31, 2019 compared with 345 at October 31, 2018.
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
The $2.9 million increase during the three months ended October 31, 2019, compared to the same period a year ago, was primarily attributable to increases of $1.8 million in personnel expenses and $0.8 million in software and cloud infrastructure costs to support our growth.

Our general and administrative headcount was 290 at October 31, 2019 compared with 253 at October 31, 2018. General and administrative headcount includes personnel in information technology support, information security, and facilities, which are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.
Other Income (Expense)

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$7,636	$6,851	$785	11%
Interest expense	(4,429)	(4,244)	(185)	4%
Other income (expense), net	(251)	(1,489)	1,238	(83)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income increased $0.8 million during the three months ended October 31, 2019, compared to the same period a year ago. The increase in our interest income is associated with higher yields on invested funds.

Interest Expense

Interest expense includes both stated interest and the amortization of debt discount and issuance costs associated with the $400.0 million aggregate principal amount of our Convertible Senior Notes that were issued in March 2018. The change in interest expense is a result of the amortization of debt discount and issuance costs, which are recognized on an effective interest basis. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate did not change.

Interest expense increased $0.2 million during the three months ended October 31, 2019 compared to the same period a year ago. Interest expense for the three months ended October 31, 2019 consists of non-cash interest expense of $3.2 million related to the amortization of debt discount and issuance costs and stated interest of $1.3 million.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. We currently have entities with a functional currency of the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Japanese Yen, Malaysian Ringgit, Polish Zloty, and Swiss Franc.

Other expense decreased by $1.2 million during the three months ended October 31, 2019, as compared to the same period a year ago. We realized a net currency exchange loss of $0.3 million in the three months ended October 31, 2019 compared to a net currency exchange loss of $1.5 million in the same period a year ago.
Provision for (benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

	Three Months Ended October 31,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	$(6,650)	$(2,704)	$(3,946)	146%
Effective tax rate	31%	(75)%

We recognized an income tax benefit of $6.7 million for the three months ended October 31, 2019, compared to an income tax benefit of $2.7 million for the three months ended October 31, 2018. The Company was in an income position in the three months ended October 31, 2018, but recognized a tax benefit of $2.7 million in the same period as a result of excess tax benefits associated with employee stock based compensation. The increase in income tax benefit for the three months ended October 31, 2019, compared to the same period a year ago, was primarily due to a loss position before income taxes in the current period compared to an income position before income taxes in the same period a year ago. The effective tax rate of 31% for the three months ended October 31, 2019 differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, and certain non-deductible expenses including executive compensation.

As of October 31, 2019, we had unrecognized tax benefits of $6.6 million that, if recognized, would affect our effective tax rate.

On December 2, 2019, the Internal Revenue Service ("IRS") issued final regulations and additional proposed regulations related to the base erosion anti-abuse tax (“BEAT”), which we are in the process of evaluating. The impact of these regulations, which will be reflected in our financial statements for the fiscal quarter ending January 31, 2020, on our tax provision and the amount of cash taxes we pay may be material.
The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Cut and Jobs Act (the "Tax Act") will be applied or otherwise administered. We continue to obtain, analyze, and interpret guidance as it is issued and will revise our estimates as additional information becomes available. Any legislative changes, including any other new or proposed U.S. Department of the Treasury regulations that have yet to be issued, may result in income tax adjustments which could be material to our provision for income taxes and effective tax rate in the period any such changes are enacted.
Non-GAAP Financial Measures
We believe that the following non-GAAP financial measures, along with free cash flow and ARR presented above, provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Management uses these non-GAAP measures to compare our performance to that of prior periods for trend analysis, for purposes of determining executive and senior management incentive compensation, and for budgeting and planning purposes. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial results with other software companies because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, many of which present similar non-GAAP financial measures to investors. However, our management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP.
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

The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below.

	Three Months Ended October 31,
	2019	2018
Gross profit reconciliation:
GAAP gross profit	$76,154	$98,647
Non-GAAP adjustments:
Stock-based compensation (1)	7,145	6,836
Amortization of intangibles (1)	4,945	4,945
Non-GAAP gross profit	$88,244	$110,428

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(24,597)	$2,487
Non-GAAP adjustments:
Stock-based compensation (1)	24,558	23,335
Amortization of intangibles (1)	7,167	7,309
Non-GAAP income from operations	$7,128	$33,131

Net income (loss) reconciliation:
GAAP net income (loss)	$(14,991)	$6,309
Non-GAAP adjustments:
Stock-based compensation (1)	24,558	23,335
Amortization of intangibles (1)	7,167	7,309
Amortization of debt discount and issuance costs (2)	3,156	2,986
Tax impact of non-GAAP adjustments (3)	(8,912)	(8,863)
Non-GAAP net income	$10,978	$31,076

Tax provision (benefit) reconciliation:
GAAP tax benefit	$(6,650)	$(2,704)
Non-GAAP adjustments:
Stock-based compensation (1)	4,200	3,865
Amortization of intangibles (1)	1,227	1,211
Amortization of debt discount and issuance costs (2)	540	495
Tax impact of non-GAAP adjustments (3)	2,945	3,292
Non-GAAP tax provision	$2,262	$6,159

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.18)	$0.08
Non-GAAP adjustments:
Stock-based compensation (1)	0.30	0.28
Amortization of intangibles (1)	0.09	0.09
Amortization of debt discount and issuance costs (2)	0.04	0.04
Tax impact of non-GAAP adjustments (3)	(0.11)	(0.11)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation (4)	(0.01)	—
Non-GAAP net income per share — diluted	$0.13	$0.38

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares — diluted	82,360,891	82,209,988
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation (4)	788,902	—
Pro forma weighted average shares — diluted	83,149,793	82,209,988

(1) Adjustments relate to amortization of acquired intangibles and stock-based compensation recognized during the periods for GAAP purposes.
(2) Adjustments reflect the amortization of debt discount and issuance costs related to the issuance of our Senior Convertible Notes recognized during the periods for GAAP purposes.
(3) Adjustments reflect the tax benefit (provision) resulting from all non-GAAP adjustments.
(4) Due to the occurrence of a net loss on a GAAP basis, potentially dilutive securities were excluded from the calculation of GAAP net income (loss) per share, as they would have an anti-dilutive effect. However, these shares have a dilutive effect on non-GAAP net income (loss) per share and, therefore, are included in the non-GAAP net income (loss) per share calculation.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	October 31, 2019	July 31, 2019
	Amount	Amount
Cash, cash equivalents, and investments	$1,312,013	$1,337,761
Working capital	$1,025,039	$1,102,702

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

As of October 31, 2019, approximately $36.1 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

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
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the level of our sales and marketing activities required to expand into other markets, and the timing and extent of our spending to support our research and development efforts and cloud operations. We also anticipate the possibility of investing in, or acquiring complementary businesses, applications or technologies, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(18,138)	$(27,247)
Net cash used in investing activities	(57,496)	(18,484)
Net cash provided by financing activities	368	689

Cash Flows from Operating Activities
Net cash used in operating activities was $18.1 million for the three months ended October 31, 2019, compared to cash used in operating activities of $27.2 million during the three months ended October 31, 2018. This $9.1 million decrease in operating cash used was primarily attributable to a $31.6 million decrease in cash used in working capital activities as compared to the same period a year ago, partially offset by a $22.5 million decrease in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $39.0 million for the three months ended October 31, 2019, as compared to the three months ended October 31, 2018, primarily due to a $31.4 million increase in net cash outflows from marketable securities and a $7.6 million increase in capital expenditures primarily due to the construction and furnishing of our new headquarters.

Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended October 31, 2019 decreased by $0.3 million, as compared to the three months ended October 31, 2018, primarily because of lower proceeds from option exercises.
Commitments and Contractual Obligations
Our primary contractual obligations consist of our Convertible Senior Notes due in 2025, obligations under leases for our office facilities, and letters of credit we have issued to vendors to guarantee our performance under those arrangements.
See Notes 6, 7 and 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussions of our Convertible Senior Notes, lease commitments, and letters of credit. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2019. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2019 for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
Through October 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of October 31, 2019 and July 31, 2019. Our cash, cash equivalents, and investments as of October 31, 2019 and July 31, 2019 were $1,312.0 million and $1,337.8 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency securities, commercial paper, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $6.6 million and $6.2 million in the market value of our available-for-sale securities as of October 31, 2019 and July 31, 2019, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Japanese Yen, Malaysian Ringgit, Polish Zloty, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended October 31, 2019 and 2018, we recorded foreign currency losses of $0.3 million and $1.5 million, respectively, as other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss would be approximately $2.1 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments in financial instruments, as our investments primarily consist of highly liquid investments purchased with a remaining maturity of three years or less. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2019 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act compared to the internal controls in our previously filed Annual Report on Form 10-K for the fiscal year ended July 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the controls put in place in connection with adoption of ASC 842.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
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

ITEM 1A.Risk Factors
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
Factors that may affect our results of operations include:

•our ability to attract new domestic and international customers and renew existing customers;
•seasonal buying patterns of our customers and our ability to sell additional software and services to existing customers;
•the proportion and timing of subscription sales as opposed to term or perpetual software licenses, and the variations in revenue recognition between these contract types;
•changes in contract durations of term software licenses;
•cloud-based licensing models that feature ratable revenue recognition;
•increases in costs related to cloud operations, product development, and services;
•our ability to develop and achieve market adoption of cloud-based services, including the impact of customers transitioning from term software licenses to subscription services;
•erosion in services margins or significant fluctuations in services revenue caused by changing customer demand, negotiated professional services billing rates, or fixed fee contracts;
•the structure of our licensing contracts, including acceptance terms and escalating payments over multi-year periods;
•our ability to enter into contracts on favorable terms, including terms related to price, payment timing, service levels, and product delivery, especially with customers and prospects that possess substantial negotiating leverage and procurement expertise;
•the incurrence of penalties for failing to meet certain contractual obligations, including service levels and implementation times;
•future accounting pronouncements or changes in accounting rules and our related accounting policies and interpretations;
•our ability to realize expected benefits from our acquisitions;
•reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles;
•the timing of hiring personnel and employee related expenses;
•the impact of a recession or any other adverse global economic conditions on our business, including trade tariffs, trade agreements, and other uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements; and
•fluctuations in foreign currency exchange rates.

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

Our quarterly growth in license revenue also may not coincide with new orders or invoicing activity in a given quarter, which could mask the impact of seasonal variations. This mismatch is primarily due to the following reasons:

•revenue recognition may not occur in the period when the order is placed due to certain revenue recognition criteria not being met;
•we may enter into license agreements with future product delivery requirements, specified terms for product upgrades or functionality, acceptance terms, or unconditional return rights, which may require us to delay revenue recognition for the initial period;
•our subscription arrangements are recognized ratably and only a portion of the revenue from an order is recognized in the same fiscal period of the order; and
•our term license agreements generally have annual billing arrangements over the initial term even though revenue is recognized upon delivery of the product.

Additionally, seasonal patterns may be affected by the timing of particularly large transactions and the large number of renewals that occur in the first fiscal quarter due to the timing of customer renewals, which were amended in anticipation of the transition to ASC 606. For example, in the first quarter of fiscal year 2019, we achieved higher revenue growth due to the delivery of a single license agreement with a term of ten years and resulted in the first quarter of fiscal year 2020 lacking comparability to the prior year period.

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

To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. This adjustment to our business model requires a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our transition to cloud offerings will continue to divert resources, require us to hire additional resources, and increase costs, especially in cost of license and subscription revenue and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of public infrastructure, may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our applications. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. Furthermore, we may assume greater responsibilities for implementation related services during this transition. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. As with our stated history, penalties and cost could take the form of monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay its contractually-obligated subscription or service fees.
Revenue under our cloud-based subscription model will generally be recognized ratably over the term of the contract. The transition to ratable revenue recognition will result in lower license revenue we otherwise would have recognized in the initial period of the customer agreement in those periods in which the portion of our revenue attributable to ratable subscription contracts grows. This effect on recognized revenue may be magnified in any fiscal year due to the concentration of our orders in the fourth fiscal quarter. A combination of increased costs and delayed recognition of revenue would adversely impact our gross and operating margins during those periods. Additionally, the change in our business model and transition of our customers from self-managed licenses to cloud-based subscription services could negatively affect our ability to forecast the timing and amount of our revenues in any period.

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

Our services revenue was 35%, 41%, and 34% of total revenue for fiscal years 2019, 2018, and 2017, respectively. Our services revenue produces lower gross margins than our license and subscription revenue. The gross margin of our services revenue was 2%, 7%, and 7% for fiscal years 2019, 2018, and 2017, respectively, while the gross margin for license and subscription revenue was 83%, 89%, and 94% for fiscal years 2019, 2018, and 2017, respectively. An increase in the percentage of total revenue represented by services revenue, like we experienced in fiscal year 2018 due to acquisitions and the recognition of revenue on certain cloud-based implementations that were completed in prior years, or lower services margins could reduce our overall gross margins and operating margins. Such a trend can be the result of several factors, some of which may be beyond our control, including increased customer demand for our service team involvement in new products and services, the rates we charge for our services, our ability to bill our customers for all time incurred to complete a project, and the extent to which SI partners are willing and able to provide services, including leading subscription services implementations, directly to customers. Erosion in our services margins would also adversely affect our gross and operating margins. Services margins may erode for a period of time as we work to grow our business and overall revenue; for instance, services margins may erode if we hire and train additional services personnel to support new products including cloud-based services, if we require additional service personnel to support entry into new markets, we enter into fixed fee services arrangements, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without commensurate compensation.

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

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices. The nature of our business requires the application of accounting guidance that requires management to make estimates and assumptions. Additionally, changes in accounting guidance may cause us to experience greater volatility in our quarterly and annual results. If we are unsuccessful in adapting to the requirements of new guidance, or in clearly explaining to stockholders how new guidance affects reporting of our results of operations, our stock price may decline.

We prepare our consolidated financial statements to conform to GAAP. These accounting principles are subject to interpretation by the SEC, FASB, and various bodies formed to interpret and create accounting rules and regulations. New accounting standards, such ASC 606 - Revenue from Contracts with Customers adopted in fiscal year 2019 or ASC 842 - Leases adopted in fiscal year 2020, or the guidance relating to interpretation and adoption of standards could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and accounting policies are subject to scrutiny by regulators and the public.

We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including those related to the timing of revenue recognition and those used to allocate revenue between various performance obligations, our reported revenue and results of operations could be significantly impacted. For example, the adoption of ASC 606 introduced may risks including the following:

•investors’ misunderstanding of our business and underlying trends and what they could mean for the underlying success of our business;
•misinterpretation of historic and future trends; and
•mistakes by us in explaining our historical results or new known trends under ASC 606.

In order to reduce the risk of financial statement volatility, we revised our contracting practices primarily by shortening the initial non-refundable term of our licenses. If we are unsuccessful in adapting to the requirements of the new revenue standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline.

In addition, GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Further, under ASC 606, more judgment and estimates are required within the revenue recognition process than was required under previous GAAP. Despite no change in associated cash flows, we currently anticipate that this standard could create additional volatility in our reported revenue and results of operations, which may cause our stock price to decline.

The restatement of our financial statements may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

Our audit committee, after consultation with management and discussion with our independent registered public accounting firm, concluded that our previously issued consolidated financial statements for the fiscal years ended July 31, 2018 and 2017 should be restated for the reasons described in the “Explanatory Note” preceding Part I, Item 1 and “Note 1 — The Company and Summary of Significant Accounting Policies — Restatement of Annual Consolidated Financial Statements” of the Consolidated Financial Statements under Item 8 of Part II of our 2018 Form 10-K/A for the fiscal year ended July 31, 2018, filed on June 3, 2019.

As a result of the restatement and associated non-reliance on our previously issued consolidated financial statements for the fiscal years ended July 31, 2018 and 2017, we incurred a number of additional costs and are subject to additional risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, the attention of our management team was diverted by these efforts. We could also be subject to regulatory, stockholder, or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.

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

In connection with the restatement of our financial results for the fiscal years ended July 31, 2018 and 2017, management identified a material weakness in our internal control over financial reporting related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions as of July 31, 2018. The deficiency arose because we did not conduct an effective assessment to identify risks of material misstatement related to the existence and accuracy of revenue transactions related to certain customer contracts that were amended to extend the initial license term by one year. In response, we implemented changes to our processes and controls during fiscal year 2019, which we believe have remediated this material weakness, as further described in Item 9A — “Controls and Procedures” of Part II of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While we continually undertake steps to improve our internal control over financial reporting, we may not be successful in making the improvements necessary to be able to identify and remediate additional control deficiencies or material weaknesses in the future. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our stock price may decline.

Further, we have incurred significant expense, including audit, legal, consulting, and other professional fees in connection with the restatement of our consolidated financial statements as of and for the years ended July 31, 2018 and 2017 and the remediation of the material weakness in our internal control over financial reporting. Our management’s attention was also diverted from the operation of our business as a result of the time and attention required to address the remediation of the material weakness in our internal controls. In addition, we cannot assure you that we will not discover other material weaknesses in the future.

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

The implementation and testing of our products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ and third parties’ systems, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our products. Failing to meet the expectations of our customers during the implementation of our products could result in a loss of customers and negative publicity about us and our products and services. Such failure could result from deficiencies in our product capabilities or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include and have included: monetary credits for current or future service engagements, reduced fees for additional product sales or upon renewals of existing licenses, and a customer’s refusal to pay their contractually-obligated license, maintenance, or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

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

Our ability to sell our products is highly dependent on the quality of our professional services and technical support services and the support of our SI partners, and the failure of us or our SI partners to offer high-quality professional services or technical support services could damage our reputation and adversely affect our ability to sell our products and services to new customers and renew agreements with our existing customers.

If we or our SI partners do not effectively assist our customers in deploying our products, successfully help our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to renew existing agreements and sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology environment, our customers may depend on our technical support services and/or the support of SI partners or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to sell additional products and services to these customers, a key strategy for the growth of our revenue and profitability. In addition, as we further expand our cloud-based products, our professional services and support organization will face new challenges, including hiring, training, and integrating a large number of new professional services personnel with experience in delivering high-quality support for cloud-based offerings. Further, as we continue to rely on SIs to provide deployment and on-going services, our ability to ensure a high level of quality in addressing customer issues is diminished as we may be unable to control the quality or timeliness of the implementation of our products and services by our SI partners. Our failure to maintain high-quality implementation and support services, or to ensure that SIs provide the same, could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.

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

We believe our future growth also will depend on the retention and expansion of successful relationships with SIs, including with SIs that will focus on products we may acquire in the future. Our SIs as channel partners help us reach additional customers. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of this indirect sales channel which, in some cases, may require the establishment of effective relationships with regional SIs. Although we have established relationships with some of the leading SIs, our products and services may compete directly against products and services that such leading SIs support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to implementing our products, or the quality or timeliness of such implementations. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.

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

Any one of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executive officers, could significantly delay or prevent us from achieving our business and/or development objectives and could materially harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. Further, Marcus Ryu, one of our co-founders and our former chief executive officer and president, transitioned to his role as chairman of the board of directors on August 3, 2019. Although we strive to reduce the challenges of this transition and the appointment of our chief executive officer, Mike Rosenbaum, failure to ensure effective transfer of knowledge and a smooth transition could disrupt or adversely affect our business, results of operations, financial condition, and prospects.

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

Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software and equipment, and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Despite testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our product offerings after their introduction. Additionally, our Guidewire Cloud offerings rely on third-party hosting services. Any material disruption or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our services which could harm our brand and adversely affect our operating results.

We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, or a customer’s refusal to pay its contractually-obligated license, maintenance, or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

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

We derive a significant majority of our revenue and cash flows from our established product offerings, including Guidewire InsuranceSuite, Guidewire InsuranceNow, and our digital and data products. We expect to continue to derive a substantial portion of our revenue from these sources. As such, continued market acceptance of these products is critical to our growth and success. Demand for our products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our products, the timing of development and release of new products by us and our competitors, technological advances that reduce the appeal of our products, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our products, our business, results of operations, financial condition and growth prospects may be adversely affected.

Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations, and financial condition.

We sell our products and services to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2019, 2018, and 2017, $272.9 million, $243.1 million, and $208.5 million of our revenue, respectively, was from customers outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;
•unique terms and conditions in contract negotiations imposed by customers in foreign countries;
•longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;
•the need to localize our products and licensing and subscription programs for international customers;
•lack of familiarity with and unexpected changes in foreign regulatory requirements;
•increased exposure to fluctuations in currency exchange rates;
•highly inflationary international economies, such as Argentina;
•the burdens and costs of complying with a wide variety of foreign laws and legal standards, including the General Data Protection Regulation in the European Union;
•compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;
•compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;
•import and export license requirements, tariffs, taxes and other trade barriers;
•increased financial accounting and reporting burdens and complexities;
•weaker protection of intellectual property rights in some countries;
•multiple and possibly overlapping tax regimes;
•government sanctions that may interfere with our ability to sell into particular countries, such as Russia; and
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general.

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

We have experienced consistent growth and expect to continue to expand our operations, including the number of employees and the locations and scope of our international operations. This expansion has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products or investments in cloud operations. If we increase the size of our organization without experiencing an increase in sales of our products and services, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected, and we may be unable to implement our business strategy.

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

In addition, if there is substantial turnover of customer personnel responsible for the use of our products, or if customer personnel are not well trained in the use of our products, customers may defer the deployment of our products, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our products, our ability to make additional sales may be substantially limited.

Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Japanese Yen, Malaysian Ringgit, Polish Zloty, and Swiss Franc.

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our applications and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. For example, in fiscal year 2018, the Argentine economy became highly inflationary; however, our Argentina entity continues to have minimal activity through October 31, 2019. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.

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

Anticipated further evolution of EU regulations on this topic, including the impact of Brexit on these regulations, may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by new regulations and we may be required to make significant changes to our software applications and expanding business operations, all of which may adversely affect our results of operations.

If tax laws change or we experience adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.

We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Tax Act. The U.S. Treasury Department, the IRS, and other standard-setting bodies are expected to continue to interpret or issue guidance on how provisions of the Tax Act, including BEAT, will be applied or otherwise administered. As guidance is issued, including final regulations and additional proposed regulations related to BEAT issued by the IRS on December 2, 2019, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made and the amount of taxes that we may be required to pay could significantly increase.

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

•providing for a classified board of directors with staggered three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors; however, our board of directors has put forth a proposal for vote at our 2019 annual meeting of stockholders to declassify our board of directors and, if such declassification proposal is approved by our stockholders, we intend to file an amended and restated certificate of incorporation to gradually declassify our board of directors;
•not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock, which could be used to significantly dilute the ownership of a hostile acquirer;
•prohibiting stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•limiting the persons who may call special meetings of stockholders, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•requiring advance notification of stockholder nominations and proposals, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

As of October 31, 2019, we had outstanding an aggregate principal amount of $400.0 million of the Convertible Senior Notes. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

Pursuant to their terms, holders may convert their Convertible Senior Notes at their option prior to the scheduled maturities of their Convertible Senior Notes under certain circumstances. Upon conversion of the Convertible Senior Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be obligated to make cash payments. In addition, holders of our Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the Indenture, dated as of March 13, 2018, between the Company and U.S. Bank National Association, as trustee (the “Trustee”) (the “Base Indenture”), as amended and supplemented by the First Supplemental Indenture, dated as of March 13, 2018, between the Company and the Trustee (together with the Base Indenture, the “Indenture”)) at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. Although it is our intention and we currently expect to have the ability to settle the Convertible Senior Notes in cash, there is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor or Convertible Senior Notes being converted. In addition, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Convertible Senior Notes as required by such Indenture would constitute a default under such Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof.

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

ITEM 6.  Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 14, 2012
3.2	Amended and Restated Bylaws	8-K	3.1	December 5, 2016
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.1	Executive Agreement by and between Guidewire Software, Inc. and Michael Rosenbaum, dated August 3, 2019	8-K	10.1	August 5, 2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date:	December 5, 2019	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer (Principal Financial and Accounting Officer)