Form 10-Q
period 2020-01-31
Guidewire Software, Inc.
filed 2020-03-05
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On February 28, 2020, the registrant had 82,885,745 shares of common stock issued and outstanding.

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
•our gross and operating margins and factors that affect such margins, including costs related to operating, securing and enhancing our subscription services;
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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2020	July 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,463	$254,101
Short-term investments	836,939	870,136
Accounts receivable, net of allowances of $1,841 and $1,441, respectively	101,171	138,443
Unbilled accounts receivable, net	50,297	36,728
Prepaid expenses and other current assets	41,114	35,566
Total current assets	1,247,984	1,334,974
Long-term investments	274,563	213,524
Unbilled accounts receivable, net	12,824	9,375
Property and equipment, net	66,673	65,809
Operating lease assets	88,520	—
Intangible assets, net	52,633	66,542
Goodwill	340,877	340,877
Deferred tax assets, net	94,424	90,308
Other assets	43,092	45,554
TOTAL ASSETS	$2,221,590	$2,166,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,988	$34,255
Accrued employee compensation	44,425	73,365
Deferred revenue, net	89,043	108,304
Other current liabilities	23,130	16,348
Total current liabilities	182,586	232,272
Lease liabilities	102,083	—
Convertible senior notes, net	323,676	317,322
Deferred revenue, net	19,205	23,527
Other liabilities	1,475	19,641
Total liabilities	629,025	592,762
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,444,597	1,391,904
Accumulated other comprehensive income (loss)	(7,259)	(7,758)
Retained earnings	155,219	190,047
Total stockholders’ equity	1,592,565	1,574,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,221,590	$2,166,963
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Revenue:
License and subscription	$104,954	$86,713	$187,377	$181,393
Maintenance	21,116	21,264	42,087	42,267
Services	47,388	60,557	101,004	125,129
Total revenue	173,458	168,534	330,468	348,789
Cost of revenue:
License and subscription	27,032	14,739	50,828	28,069
Maintenance	4,084	3,954	7,778	7,822
Services	52,480	60,987	105,846	125,397
Total cost of revenue	83,596	79,680	164,452	161,288
Gross profit:
License and subscription	77,922	71,974	136,549	153,324
Maintenance	17,032	17,310	34,309	34,445
Services	(5,092)	(430)	(4,842)	(268)
Total gross profit	89,862	88,854	166,016	187,501
Operating expenses:
Research and development	49,954	46,471	96,450	91,967
Sales and marketing	37,339	31,173	70,355	63,492
General and administrative	20,599	17,541	41,838	35,886
Total operating expenses	107,892	95,185	208,643	191,345
Income (loss) from operations	(18,030)	(6,331)	(42,627)	(3,844)
Interest income	6,958	7,553	14,594	14,404
Interest expense	(4,462)	(4,287)	(8,891)	(8,531)
Other income (expense), net	(182)	1,148	(433)	(341)
Income (loss) before provision for income taxes	(15,716)	(1,917)	(37,357)	1,688
Provision for (benefit from) income taxes	4,228	(1,916)	(2,422)	(4,620)
Net income (loss)	$(19,944)	$(1)	$(34,935)	$6,308
Net income (loss) per share:
Basic	$(0.24)	$—	$(0.42)	$0.08
Diluted	$(0.24)	$—	$(0.42)	$0.08
Shares used in computing net income (loss) per share:
Basic	82,725,641	81,217,511	82,543,267	81,058,562
Diluted	82,725,641	81,217,511	82,543,267	82,289,773

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net income (loss)	$(19,944)	$(1)	$(34,935)	$6,308
Other comprehensive income (loss):
Foreign currency translation adjustments	(422)	235	(289)	(577)
Unrealized gains (losses) on available-for-sale securities	(169)	1,485	1,162	1,285
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	48	(288)	(280)	(241)
Reclassification adjustment for realized gains (losses) included in net income (loss)	(33)	(273)	13	(273)
Total other comprehensive income (loss)	(576)	1,159	606	194
Comprehensive income (loss)	$(20,520)	$1,158	$(34,329)	$6,502

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	82,140,883	$8	$1,391,904	$(7,758)	$190,047	$1,574,201
Net income (loss)	—	—	—	—	(14,991)	(14,991)
Issuance of common stock upon exercise of stock options	21,698	—	368	—	—	368
Issuance of common stock upon vesting of Restricted Stock Units (“RSUs”)	411,825	—	—	—	—	—
Stock-based compensation	—	—	24,765	—	—	24,765
Foreign currency translation adjustment	—	—	—	133	—	133
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,003	—	1,003
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	46	—	46
Adoption of Accounting Standards Update ("ASU") 2018-02	—	—	—	(107)	107	—
Balance as of October 31, 2019	82,574,406	$8	$1,417,037	$(6,683)	$175,163	$1,585,525
Net income (loss)	—	—	—	—	(19,944)	(19,944)
Issuance of common stock upon exercise of stock options	25,155	—	872	—	—	872
Issuance of common stock upon vesting of RSUs	272,821	—	—	—	—	—
Stock-based compensation	—	—	26,688	—	—	26,688
Foreign currency translation adjustment	—	—	—	(422)	—	(422)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(121)	—	(121)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(33)	—	(33)
Balance as of January 31, 2020	82,872,382	$8	$1,444,597	$(7,259)	$155,219	$1,592,565

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	80,611,698	$8	$1,296,380	$(7,748)	$124,976	$1,413,616
Net income (loss)	—	—	—	—	6,309	6,309
Issuance of common stock upon exercise of stock options	74,698	—	689	—	—	689
Issuance of common stock upon vesting of RSUs	372,079	—	—	—	—	—
Stock-based compensation	—	—	23,210	—	—	23,210
Cancellation of common stock issued as part of Cyence acquisition	(48,968)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(812)	—	(812)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(153)	—	(153)
Adoption of new accounting standard (Topic 606)	—	—	—	—	44,339	44,339
Balance as of October 31, 2018	81,009,507	$8	$1,320,279	$(8,713)	$175,624	$1,487,198
Net income (loss)	—	—	—	—	(1)	(1)
Issuance of common stock upon exercise of stock options	68,120	—	413	—	—	413
Issuance of common stock upon vesting of RSUs	312,878	—	—	—	—	—
Stock-based compensation	—	—	24,329	—	—	24,329
Foreign currency translation adjustment	—	—	—	235	—	235
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,197	—	1,197
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(273)	—	(273)
Balance as of January 31, 2019	81,390,505	$8	$1,345,021	$(7,554)	$175,623	$1,513,098
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,935)	$6,308
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,644	19,441
Amortization of debt discount and issuance costs	6,354	6,013
Stock-based compensation	51,294	47,707
Charges to bad debt and revenue reserves	878	352
Deferred income tax	(4,361)	(6,762)
Accretion of discount on available-for-sale securities, net	(2,012)	(3,816)
Other non-cash items affecting net income (loss)	572	575
Changes in operating assets and liabilities:
Accounts receivable	36,259	4,414
Unbilled accounts receivable	(17,018)	(30,190)
Prepaid expenses and other assets	(3,527)	(885)
Operating lease assets	4,493	—
Accounts payable	(4,032)	(14,475)
Accrued employee compensation	(28,794)	(15,262)
Deferred revenue	(23,583)	(27,490)
Lease liabilities	241	—
Other liabilities	(2,137)	1,111
Net cash provided by (used in) operating activities	1,336	(12,959)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(601,403)	(462,902)
Sales and maturities of available-for-sale securities	576,749	410,583
Purchases of property and equipment	(11,254)	(11,006)
Capitalized software development costs	(2,210)	(1,163)
Net cash provided by (used in) investing activities	(38,118)	(64,488)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,239	1,103
Net cash provided by (used in) financing activities	1,239	1,103
Effect of foreign exchange rate changes on cash and cash equivalents	(95)	(627)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,638)	(76,971)
CASH AND CASH EQUIVALENTS—Beginning of period	254,101	437,140
CASH AND CASH EQUIVALENTS—End of period	$218,463	$360,169
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$2,668	$2,540
Accruals for purchase of property and equipment	$6,516	$3,609
Accruals for capitalized software costs	$37	$75

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
Basis of Presentation and Consolidation
The condensed consolidated financial statements and accompanying notes include the Company and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
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
Immaterial Revisions to Interim Condensed Consolidated Financial Statements
On June 3, 2019, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2018 (the “2018 Form 10-K/A”). In addition to the correction of errors primarily related to a misapplication of the vendor specific objective evidence ("VSOE") provisions of the prior revenue recognition guidance applicable to certain customer contracts under ASC 605, the Company also corrected the previously filed consolidated financial statements for the year ended July 31, 2018 for errors related to professional services arrangements (the “other corrections”) that were deemed immaterial when they were originally identified. The other corrections resulted in immaterial revisions to license and subscription revenue, professional services revenue, cost of revenue - services, and related tax and balance sheet items in the interim condensed consolidated financial statements as of and for the three and six month periods ended January 31, 2019, which are presented herein as revised.
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

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period in which the transactions occur. The effects of foreign currency translations are recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of the recording entity are presented as other income (expense) in the condensed consolidated statements of operations.
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

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

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
Software Development Costs
Certain development costs related to software delivered to customers ("self-managed software") incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortization over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Costs incurred subsequent to the establishment of technological feasibility have not been material and, therefore, all software development costs related to self-managed software have been charged to research and development expense in the condensed consolidated statements of operations as incurred.

For qualifying costs incurred for computer software developed for internal use, which includes software used to deliver services exclusively through the cloud, the Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, capitalized costs are amortized to cost of revenue over the estimated useful lives of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense in the condensed consolidated statements of operations. Capitalized software development costs are recorded in property and equipment in the condensed consolidated balance sheets.

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

Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded in the condensed consolidated statements of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments, and accounts receivable. The Company maintains its cash, cash equivalents, and investments with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded in the condensed consolidated balance sheets are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
No customer individually accounted for 10% or more of the Company’s revenue for the three and six months ended January 31, 2020 or 2019. No customer individually accounted for 10% or more of the Company’s accounts receivable as of January 31, 2020 and July 31, 2019.
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
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from licensing arrangements that can span multiple years, subscriptions to our cloud services, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), which the Company adopted on August 1, 2018. The Company recorded a net increase to retained earnings of $44.3 million as of August 1, 2018 due to the cumulative impact of adopting ASC 606 using the modified retrospective method. Refer to Note 1 to the consolidated financial statements included in the Company’s 2018 Form 10-K/A for a description of the Company’s revenue recognition policy prior to August 1, 2018.
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
Contracts may be modified to account for changes in contract scope or price. The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications for products and services that are distinct from the existing contract and are priced commensurate with their standalone selling price are treated as separate contracts, and are accounted for prospectively. Contract modifications for products and services that are distinct but are not priced commensurate with their standalone selling price or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, revenue recognized may be adjusted.
Identification of the performance obligation in the contract
Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both:
•capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from the Company or third parties, and
•distinct in the context of the contract, whereby the transfer of the service or product is separately identifiable from other promises in the contract.
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

Balance Sheet Presentation

Contracts with customers are reflected in the condensed consolidated balance sheets as follows:
•Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of the allowance for doubtful accounts and revenue reserves as part of current assets in the condensed consolidated balance sheets.
•Unbilled accounts receivable, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of self-managed software licenses to customers up-front, but invoices customers annually over the term of the license, which is typically two years. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the condensed consolidated balance sheets and the anticipated due date of the underlying receivables. Under ASC 606, this balance represents contract assets. As of January 31, 2020, there was no allowance for doubtful accounts associated with unbilled accounts receivable.
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
•Deferred revenue, net represents amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related products or services have not been transferred. Deferred revenue that will be realized during the 12-month period following the date of the condensed consolidated balance sheets is recorded as current. The remaining deferred revenue is recorded as non-current. Under ASC 606, this balance represents contract liabilities.
The Company may receive consideration from its customers in advance of performance on a portion of the contract and, on another portion of the contract, perform in advance of receiving consideration. Contract assets and liabilities related to rights and obligations in a contract are interdependent. Therefore, contract assets and liabilities are presented net at the contract level, as either a single contract asset or a single contract liability, in the consolidated balance sheets.

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

Costs to fulfill a contract, or fulfillment costs, mainly consist of royalties payable to third-party software providers that support both the Company’s software offerings and support services. Fulfillment costs are only capitalized if they relate directly to a contract with a customer, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. Fulfillment costs would be generally amortized over the same period of time as the customer acquisition costs. The amortization of fulfillment costs is classified as a cost of revenue in the condensed consolidated statement of operations.
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three and six months ended January 31, 2020 and 2019.
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
Upon adoption, the Company recognized total operating lease assets of $93.0 million, with corresponding lease liabilities of $111.7 million in the condensed consolidated balance sheets. The operating lease assets include adjustments for prepayments and lease incentives. The adoption did not impact opening retained earnings.
Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standard Board ("FASB") issued ASU No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income, which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Act. On August 1, 2019, the Company adopted this standard, which had an immaterial impact on retained earnings.
Recent Accounting Pronouncements Not Yet Adopted
Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized in a software licensing arrangement under the internal-use software guidance in ASC 350-40. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of adopting the new standard for its 2021 fiscal year and subsequent periods.

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 (ASU 2016-13), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of adopting the new standard for its 2021 fiscal year and subsequent periods.

Other recent accounting pronouncements that are or will be applicable to the Company did not, or are not expected to, have a material impact on the Company's present or future financial statements.
2. Revenue

Disaggregation of Revenue
Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended January 31, 2020
	License and subscription	Maintenance	Services	Total
Geography:
United States	$57,835	$13,832	$34,731	$106,398
Canada	11,053	1,695	1,468	14,216
Other Americas	2,180	1,133	2,453	5,766
Total Americas	71,068	16,660	38,652	126,380
United Kingdom	9,964	1,194	1,270	12,428
Other EMEA	9,156	1,719	3,897	14,772
Total EMEA	19,120	2,913	5,167	27,200
Total APAC	14,766	1,543	3,569	19,878
Total revenue	$104,954	$21,116	$47,388	$173,458

	Three Months Ended January 31, 2019
	License and subscription	Maintenance	Services	Total
Geography:
United States	$59,361	$13,291	$41,561	$114,213
Canada	8,337	2,272	2,514	13,123
Other Americas	385	1,100	1,581	3,066
Total Americas	68,083	16,663	45,656	130,402
United Kingdom	7,146	1,178	3,053	11,377
Other EMEA	7,170	1,749	7,801	16,720
Total EMEA	14,316	2,927	10,854	28,097
Total APAC	4,314	1,674	4,047	10,035
Total revenue	$86,713	$21,264	$60,557	$168,534

	Six Months Ended January 31, 2020
	License and subscription	Maintenance	Services	Total
Geography:
United States	$105,219	$27,561	$72,062	$204,842
Canada	22,829	3,455	2,717	29,001
Other Americas	2,414	2,218	4,621	9,253
Total Americas	130,462	33,234	79,400	243,096
United Kingdom	16,377	2,401	3,584	22,362
Other EMEA	12,563	3,378	9,946	25,887
Total EMEA	28,940	5,779	13,530	48,249
Total APAC	27,975	3,074	8,074	39,123
Total revenue	$187,377	$42,087	$101,004	$330,468

	Six Months Ended January 31, 2019
	License and subscription	Maintenance	Services	Total
Geography:
United States	$97,896	$26,412	$85,000	$209,308
Canada	18,170	4,421	5,231	27,822
Other Americas	973	2,181	3,502	6,656
Total Americas	117,039	33,014	93,733	243,786
United Kingdom	15,633	2,309	5,753	23,695
Other EMEA	24,546	3,612	17,301	45,459
Total EMEA	40,179	5,921	23,054	69,154
Total APAC	24,175	3,332	8,342	35,849
Total revenue	$181,393	$42,267	$125,129	$348,789

No country or region, other than those presented above, accounted for more than 10% of revenue during the three and six months ended January 31, 2020 and 2019.

Revenue by major product or service type is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
License and subscription
Term license	$74,270	$71,591	$128,448	$150,928
Subscription	28,642	14,770	56,838	30,113
Perpetual license	2,042	352	2,091	352
Maintenance	21,116	21,264	42,087	42,267
Services	47,388	60,557	101,004	125,129
Total revenue	$173,458	$168,534	$330,468	$348,789

Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	January 31, 2020	July 31, 2019
Unbilled accounts receivable, net	$63,121	$46,103
Contract costs, net	30,157	30,390
Deferred revenue, net	(108,248)	(131,831)

Contract costs
The current portion of contract costs in the amount of $7.9 million and $7.0 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of January 31, 2020 and July 31, 2019, respectively. The non-current portion of contract costs in the amount of $22.2 million and $23.4 million is included in other assets in the Company’s condensed consolidated balance sheets as of January 31, 2020 and July 31, 2019, respectively. The Company amortized $2.0 million and $1.3 million of contract costs during the three months ended January 31, 2020 and 2019, respectively, and $3.4 million and $2.4 million during the six months ended January 31, 2020 and 2019, respectively.
Deferred revenue
During the three and six months ended January 31, 2020, the Company recognized revenue of $24.7 million and $59.0 million, respectively, related to the Company’s deferred revenue balance reported as of July 31, 2019.
Performance Obligations
The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied was $384.1 million as of January 31, 2020. Subscription services are typically satisfied over three to five years, maintenance services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	January 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$59,083	$67	$(5)	$59,145
Commercial paper	206,291	—	—	206,291
Corporate bonds	653,011	2,275	(17)	655,269
U.S. Government bonds	142,113	231	—	142,344
Asset-backed securities	60,342	164	—	60,506
Foreign government bonds	10,870	4	—	10,874
Certificates of deposit	43,243	—	—	43,243
Money market funds	93,758	—	—	93,758
Total	$1,268,711	$2,741	$(22)	$1,271,430

	July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$55,904	$4	$(29)	$55,879
Commercial paper	239,333	—	—	239,333
Corporate bonds	666,087	1,612	(111)	667,588
U.S. Government bonds	130,530	94	(29)	130,595
Certificates of deposit	50,796	—	—	50,796
Money market funds	115,711	—	—	115,711
Total	$1,258,361	$1,710	$(169)	$1,259,902
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time that individual securities have been in an unrealized loss position (in thousands):

	January 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$9,995	$(5)	$—	$—	$9,995	$(5)
Corporate bonds	9,810	(17)	—	—	9,810	(17)
Total	$19,805	$(22)	$—	$—	$19,805	$(22)

As of January 31, 2020, the Company had 8 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at January 31, 2020 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	January 31, 2020
	Less Than 12 Months	12 Months or Greater	Total
U.S. Government agency securities	$15,391	$43,754	$59,145
Commercial paper	206,291	—	206,291
Corporate bonds	498,957	156,312	655,269
U.S. Government bonds	113,989	28,355	142,344
Asset-backed securities	22,360	38,146	60,506
Foreign government bonds	10,874	—	10,874
Certificates of deposit	35,247	7,996	43,243
Money market funds	93,758	—	93,758
Total	$996,867	$274,563	$1,271,430

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$66,170	$—	$66,170
Money market funds	93,758	—	—	93,758
Total cash equivalents	93,758	66,170	—	159,928
Short-term investments:
U.S. Government agency securities	—	15,391	—	15,391
Commercial paper	—	140,121	—	140,121
Corporate bonds	—	498,957	—	498,957
U.S. Government bonds	—	113,989	—	113,989
Asset-backed securities	—	22,360	—	22,360
Foreign government bonds	—	10,874	—	10,874
Certificates of deposit	—	35,247	—	35,247
Total short-term investments	—	836,939	—	836,939
Long-term investments:
U.S. Government agency securities	—	43,754	—	43,754
Corporate bonds	—	156,312	—	156,312
U.S. Government bonds	—	28,355	—	28,355
Asset-backed securities	—	38,146	—	38,146
Certificates of deposit	—	7,996	—	7,996
Total long-term investments	—	274,563	—	274,563
Total	$93,758	$1,177,672	$—	$1,271,430

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$56,132	$—	$56,132
Corporate bonds	—	4,398	—	4,398
Money market funds	115,712	—	—	115,712
Total cash equivalents	115,712	60,530	—	176,242
Short-term investments:
U.S. Government agency securities	—	39,166	—	39,166
Commercial paper	—	183,201	—	183,201
Corporate bonds	—	477,169	—	477,169
U.S. Government bonds	—	123,600	—	123,600
Certificates of deposit	—	47,000	—	47,000
Total short-term investments	—	870,136	—	870,136
Long-term investments:
U.S. Government agency securities	—	16,713	—	16,713
Corporate bonds	—	186,021	—	186,021
U.S. Government bonds	—	6,994	—	6,994
Certificates of deposit	—	3,796	—	3,796
Total long-term investment	—	213,524	—	213,524
Total	$115,712	$1,144,190	$—	$1,259,902

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $472.0 million at January 31, 2020 and $454.1 million at July 31, 2019. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Accounts Receivables
Accounts receivable, net consists of the following (in thousands):

	January 31, 2020	July 31, 2019
Accounts receivable	$103,012	$139,884
Allowance for doubtful accounts and revenue reserves	(1,841)	(1,441)
Accounts receivable, net	$101,171	$138,443

Allowance for Doubtful Accounts and Revenue Reserves
Changes to the allowance for doubtful accounts and revenue reserves consists of the following (in thousands):

Allowance, July 31, 2019	$1,441
Charges to bad debt and revenue reserves	878
Write-offs, net	(478)
Allowance, January 31, 2020	$1,841

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2020	July 31, 2019
Prepaid expenses	$16,112	$11,926
Contract costs	7,912	7,015
Deferred costs	7,806	7,030
Deposits and other receivables	9,284	9,595
Prepaid expenses and other current assets	$41,114	$35,566

Property and Equipment, net
Property and equipment consist of the following (in thousands):

	January 31, 2020	July 31, 2019
Computer hardware	$19,165	$17,799
Purchased software	5,464	6,741
Capitalized software development costs	9,035	7,374
Equipment and machinery	11,462	10,455
Furniture and fixtures	9,314	8,137
Leasehold improvements	50,929	48,191
Total property and equipment	105,369	98,697
Less accumulated depreciation	(38,696)	(32,888)
Property and equipment, net	$66,673	$65,809
As of January 31, 2020 and July 31, 2019, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of software development costs, was $3.8 million and $2.3 million for the three months ended January 31, 2020 and 2019, respectively, and was $7.2 million and $4.4 million for the six months ended January 31, 2020 and 2019, respectively.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with the software development projects. The Company begins amortizing the capitalized software development costs once the technology applications are available for general release and amortizes those costs over the estimated lives of the applications, which typically ranges from three to five years. The Company recognized approximately $0.3 million and $0.3 million in amortization expense in cost of revenue - license and subscription on the condensed consolidated statements of operations during the three months ended January 31, 2020 and 2019, respectively, and $0.5 million and $0.6 million during the six months ended January 31, 2020 and 2019, respectively.
Goodwill and Intangible Assets
Changes in the carrying amount of goodwill was as follows (in thousands):

Goodwill, July 31, 2019	$340,877
Changes in carrying value	—
Goodwill, January 31, 2020	$340,877

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		January 31, 2020			July 31, 2019
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	2.0	$93,600	$63,859	$29,741	$93,600	$53,970	$39,630
Customer contracts and related relationships	4.2	35,700	15,533	20,167	35,700	12,566	23,134
Partner relationships	5.2	200	85	115	200	74	126
Trademarks	4.8	2,500	804	1,696	2,500	625	1,875
Order backlog	1.1	8,700	7,786	914	8,700	6,923	1,777
Total intangible assets	2.9	$140,700	$88,067	$52,633	$140,700	$74,158	$66,542

Amortization expense was $6.7 million and $7.3 million for the three months ended January 31, 2020 and 2019, respectively, and was $13.9 million and $14.6 million for the six months ended January 31, 2020 and 2019, respectively. The future amortization expense for existing intangible assets as of January 31, 2020, based on their current useful lives, is as follows (in thousands):

Future Amortization
Fiscal year ending July 31,
2020 (remainder of fiscal year)	$12,926
2021	19,965
2022	11,143
2023	3,799
2024	2,379
Thereafter	2,421
Total future amortization expense	$52,633

Other assets
Other assets consist of the following (in thousands):

	January 31, 2020	July 31, 2019
Prepaid expenses	$2,914	$2,640
Contract costs	22,245	23,375
Deferred costs	7,261	8,867
Strategic investment	10,672	10,672
Other assets	$43,092	$45,554

The Company’s other assets includes a strategic equity investment in a privately-held company. The strategic investment is a non-marketable equity security, in which the Company does not have a controlling interest or the ability to exercise significant influence. This investment does not have a readily determinable market value. The Company records this strategic investment at cost less impairment and adjusts the carrying value of the asset for subsequent observable price changes. As of January 31, 2020 and July 31, 2019, there were no changes in the investment’s carrying value of $10.7 million.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	January 31, 2020	July 31, 2019
Bonus	$18,072	$37,628
Commission	1,491	10,317
Vacation	14,361	14,511
Salaries, payroll taxes and benefits	10,501	10,909
Total accrued employee compensation	$44,425	$73,365

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	January 31, 2020	July 31, 2019
Lease liabilities	$9,824	$—
Accrued royalties	5,574	5,573
Accrued taxes	3,175	4,413
Other	4,557	6,362
Other current liabilities	$23,130	$16,348

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(19,944)	$(1)	$(34,935)	$6,308
Net income (loss) per share:
Basic	$(0.24)	$—	$(0.42)	$0.08
Diluted	$(0.24)	$—	$(0.42)	$0.08
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	82,725,641	81,217,511	82,543,267	81,058,562
Weighted average effect of dilutive stock options	—	—	—	280,481
Weighted average effect of dilutive stock awards	—	—	—	950,730
Diluted	82,725,641	81,217,511	82,543,267	82,289,773

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Stock options to purchase common stock	186,462	—	196,691	—
Stock awards	2,764,722	923,640	2,695,366	660,386

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three and six months ended January 31, 2020 and 2019, the Company’s weighted average common stock price was below the conversion price of the Convertible Senior Notes.

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

The net carrying value of the liability component, unamortized debt discount and issuance costs of the Convertible Senior Notes was as follows (in thousands):

	January 31, 2020	July 31, 2019
Principal	$400,000	$400,000
Less unamortized:
Debt discount	68,434	74,213
Debt issuance cost	7,890	8,465
Net carrying amount	$323,676	$317,322

The effective interest rate of the liability is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands, except for percentages):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Contractual interest expense	$1,250	$1,250	$2,500	$2,500
Amortization of debt discount	2,907	2,765	5,779	5,495
Amortization of debt issuance costs	291	262	575	517
Total	$4,448	$4,277	$8,854	$8,512

Capped Call

In March 2018, the Company paid $37.2 million to purchase capped calls with certain financial institutions pursuant to capped call confirmations (the “Capped Calls”). The Capped Calls have an initial strike price of $113.75 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Senior Notes. The Capped Calls have initial cap prices of $153.13 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 3.5 million shares of common stock. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, tender offer, and a nationalization, insolvency, or delisting involving the Company. Additionally, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including change in law, insolvency filing, and hedging disruptions. The Capped Calls were recorded as a reduction of the Company’s additional paid-in capital in the condensed consolidated balance sheets in the period purchased.

7. Leases

The Company's lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring between fiscal years 2020 and 2030. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.

Components of operating lease costs were as follows (in thousands):

	Three Months Ended January 31, 2020	Six Months Ended January 31, 2020
Operating lease cost(1)	$3,844	$7,742
Variable lease cost	1,110	2,635
Sublease income	(382)	(762)
Net operating lease cost	$4,572	$9,615
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.4 million and $0.6 million for the three and six months ended January 31, 2020, respectively.

Lease expense for all worldwide facilities and equipment based on the previous lease accounting standards, which was recognized on a straight-line basis over the terms of the various leases, was $3.6 million and $6.0 million for the three and six months ended January 31, 2019, respectively.

Future operating lease payments as of January 31, 2020 and July 31, 2019 were as follows (in thousands):

	January 31, 2020	July 31, 2019
2020 (remaining of fiscal year)	$8,096	$10,707
2021	16,304	15,571
2022	14,997	14,450
2023	13,393	13,344
2024	13,138	13,174
Thereafter	73,444	78,508
Total future lease payments	139,372	145,754
Less imputed interest	(27,465)
Total lease liability balance	$111,907

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

January 31, 2020
Operating lease assets	$88,520

Current portion of lease liabilities	$9,824
Non-current portion of lease liabilities	102,083
Total lease liabilities	$111,907

Weighted average remaining lease term (years)	9.26
Weighted average discount rate	4.35%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Three Months Ended January 31, 2020	Six Months Ended January 31, 2020
Cash payments for operating leases	$2,989	$4,660
Operating lease assets obtained in exchange for lease liabilities	$6	$486

8. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2019. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2019 for additional information regarding the Company’s contractual obligations.

Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of January 31, 2020 or July 31, 2019. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2020 or July 31, 2019. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various Software Licenses, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

9. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Total stock-based compensation	$26,688	$24,329	$51,453	$47,539
Net impact of deferred stock-based compensation	48	43	(159)	168
Total stock-based compensation expense	$26,736	$24,372	$51,294	$47,707
Stock-based compensation expense was charged to the following categories:
Cost of license and subscription revenue	$1,617	$535	$2,980	$869
Cost of maintenance revenue	457	558	907	1,092
Cost of services revenue	5,469	6,210	10,801	12,178
Research and development	6,668	6,440	12,849	12,846
Sales and marketing	5,996	5,074	11,153	9,695
General and administrative	6,529	5,555	12,604	11,027
Total stock-based compensation expense	$26,736	$24,372	$51,294	$47,707

Total unrecognized stock-based compensation cost related to options and Stock Awards were as follows:

	As of January 31, 2020
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock Options	$1,322	1.1
Stock Awards	229,480	2.6
	$230,802

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2019	2,384,673	$85.20	$243,427
Granted	1,223,109	$109.47
Released	(713,514)	$79.95	$80,270
Canceled	(242,434)	$84.45
Balance as of January 31, 2020	2,651,834	$97.18	$298,331
Expected to vest as of January 31, 2020	2,651,834	$97.18	$298,331
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $112.50 and $102.08 on January 31, 2020 and July 31, 2019, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. The PSUs included performance-based conditions and vest over a four-year period. The TSR PSUs are subject to total shareholder return rankings relative to the software companies in the S&P Index for a specified performance period or specified performance periods, and vest at the end of three years. In select cases, certain TSR PSUs are also subject to performance-based conditions. The

Company recognized stock-based compensation of $3.8 million and $3.3 million related to these performance-based and market-based stock awards for the three months ended January 31, 2020 and 2019, respectively, and $7.3 million and $7.0 million for the six months ended January 31, 2020 and 2019, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2019	216,727	$34.10	5.2	$14,733
Granted	—
Exercised	(46,853)	$26.47		$3,807
Canceled	(3,104)	$10.97
Balance as of January 31, 2020	166,770	$36.68	5.0	$12,645
Vested and expected to vest as of January 31, 2020	166,770	$36.68	5.0	$12,645
Exercisable as of January 31, 2020	146,525	$40.21	4.7	$10,592
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock prices of $112.50 and $102.08 on January 31, 2020 and July 31, 2019, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Valuation of Awards

TSR PSUs
The fair value of TSR PSUs is estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Expected term (in years)	*	*	2.90	2.88
Risk-free interest rate	*	*	1.5%	2.8%
Expected volatility of the Company	*	*	28.4%	27.2%
Average expected volatility of the peer companies in the S&P Index	*	*	37.0%	33.0%
Expected dividend yield	*	*	—%	—%
*There were no TSR PSUs granted during the three months ended January 31, 2020 and 2019.

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

Common Stock Reserved for Issuance and Public Equity Offering
As of January 31, 2020 and July 31, 2019, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 82,872,382 and 82,140,883 shares of common stock were issued and outstanding, respectively. Per the terms of the Company’s 2011 Stock Plan, on January first of each year, an additional number of shares equal to 5% of the number of shares of common stock issued and outstanding on the preceding December 31st may be added to the Company’s 2011 Stock Plan reserve. The Company elected not to increase the number of shares of common stock available for grant under this plan for the current calendar year end. As of January 31, 2020 and July 31, 2019, the Company had reserved shares of common stock for future issuance as follows:

	January 31, 2020	July 31, 2019
Exercise of stock options to purchase common stock	166,770	216,727
Vesting of stock awards	2,651,834	2,384,673
Shares available under stock plans	23,757,203	24,776,361
Total common stock reserved for issuance	26,575,807	27,377,761

10. Income Taxes
The Company recognized an income tax expense of $4.2 million and an income tax benefit of $1.9 million for the three months ended January 31, 2020 and 2019, respectively, and an income tax benefit of $2.4 million and $4.6 million for the six months ended January 31, 2020 and 2019, respectively. The change in the amount of income tax recorded for each of the three and six months ended January 31, 2020 compared to the same periods a year ago was primarily due to the base erosion and anti-abuse tax ("BEAT") liability of $10.4 million recognized in the quarter ended January 31, 2020, of which $4.2 million relates to the current fiscal year and $6.2 million relates to the prior fiscal year, as a result of regulations issued by the Internal Revenue Service (“IRS”) on December 2, 2019. The effective tax rate of (27)% and 7% for the three and six months ended January 31, 2020, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, certain non-deductible expenses including executive compensation, and BEAT.
During the three and six months ended January 31, 2020, unrecognized tax benefits increased by $0.3 million and $0.7 million, respectively. As of January 31, 2020, the Company had unrecognized tax benefits of $6.8 million that, if recognized, would affect the Company’s effective tax rate.
In February 2020, the California Franchise Tax Board notified the Company that they will be reviewing fiscal year 2017 and 2018 state income tax returns.
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

The Company’s long-lived assets, including intangibles and goodwill, net by geographic region is as follows (in thousands):

	January 31, 2020	July 31, 2019
Americas	$453,848	$468,545
EMEA	4,623	4,633
APAC	1,712	50
Total	$460,183	$473,228

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
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision making and product evaluation process is long. These evaluation periods can extend further if the customer purchases multiple products or assesses the benefits of a cloud-based subscription in addition to our more traditional self-managed licensing models. Sales to new customers also involve extensive customer due diligence and reference checks. We must earn credibility with each implementation, market products that have been acquired or newly introduced, and expand the ways we deliver our software. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, efficient operation of our cloud infrastructure, and the continued development of relevant local content and the automated tools that we believe are optimal for updating that content.
Historically, we primarily licensed our software under term license contracts. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. Our term license and maintenance fees are typically invoiced annually in advance. Substantially all term licenses are sold with an initial two-year committed term with optional annual renewals commencing after the initial term. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met.
We also offer cloud-based subscriptions. Generally, these subscriptions have an initial term of three to five years, and are typically billed annually in advance, although in some instances additional fees may be assessed in arrears as customers increase their DWP. Revenue derived from these subscriptions is recognized ratably over the contractual term beginning after the subscription is effectively provisioned, which is the date our software service is made available to customers. We anticipate that subscriptions will be a majority of annual new sales going forward. As a result of the ratable recognition of revenue associated with subscriptions, a significant shift from term licenses to subscriptions will adversely affect our reported revenue growth. As this sales model matures, we may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands.
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
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, migrating our business towards a subscription model with ratable revenue recognition, increasing the overall adoption of our products, and managing the infrastructure for our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing and new markets, and enable us to maintain a persistent, consultative relationship with our existing customers. Our investments in product development are designed to meet the evolving needs of our customers. Our investments in services are designed to ensure customer success by committing additional resources to both self-managed and cloud-based implementation projects. Our investments in cloud operations are focused on managing the infrastructure for our cloud-based customers in a secure, efficient, and cost-effective manner.
Seasonality
We have experienced seasonal variations in our license and subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Additionally, the adoption of new revenue guidance in fiscal 2019, also referred to as ASC 606, could heighten or change the seasonal impact on our new term licenses that are multi-year in nature with more revenue recognized upfront upon delivery of our software. Historically, we have seen a modest increase in orders in our second fiscal quarter, which is the quarter ending January 31, due to customer buying patterns. This seasonal pattern, however, may be absent in any given year. For example, in the first quarter of fiscal year 2019, we experienced license revenue growth due to a 10-year term license deal under which revenue was recognized upfront in the first quarter of fiscal year 2019 under ASC 606, which overshadowed the usual positive seasonal impact in our second quarter of fiscal year 2019 and set up a challenging comparable period for the first quarter of fiscal year 2020. On an annual basis, our maintenance revenue, which is recognized ratably, may also be impacted in the event that seasonal patterns change significantly. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The seasonal nature of our sales and the concentration of such sales in our fiscal fourth quarter increases this impact.
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
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consists of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow was impacted by $7.6 million and $6.9 million related to the build out and furnishing of our corporate headquarters in San Mateo, California for the six months ended January 31, 2020 and 2019, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources - Cash Flows.”

	Six Months Ended January 31,
	2020	2019
Net cash provided by (used in) operating activities	$1,336	$(12,959)
Purchases of property and equipment	(11,254)	(11,006)
Capitalized software development costs	(2,210)	(1,163)
Free cash flow	$(12,128)	$(25,128)
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

Our reported quarterly ARR results for fiscal year 2020 are based on actual currency rates at the end of fiscal year 2019, held constant throughout the year. ARR was $474 million as of January 31, 2020, up from $460 million as of July 31, 2019.

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
The estimates and assumptions requiring significant judgment under our revenue policy in accordance with ASC 606 are as follows:
Identification of the contract, or contracts, with the customer
Contracts may be modified to account for changes in contract scope or price. We consider contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications for products and services that are distinct from the existing contract and are priced commensurate with their standalone selling price are treated as separate contracts, and are accounted for prospectively. Contract modifications for products and services that are distinct but are not priced commensurate with their standalone selling price or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, revenue recognized may be adjusted.
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

	Three Months Ended January 31,
	2020	As a % of total revenue	2019	As a % of total revenue
	(in thousands, except percentages)
Revenue:
License and subscription	$104,954	61%	$86,713	51%
Maintenance	21,116	12	21,264	13
Services	47,388	27	60,557	36
Total revenue	173,458	100	168,534	100
Cost of revenue:
License and subscription	27,032	16	14,739	9
Maintenance	4,084	2	3,954	2
Services	52,480	30	60,987	36
Total cost of revenue	83,596	48	79,680	47
Gross profit:
License and subscription	77,922	45	71,974	42
Maintenance	17,032	10	17,310	11
Services	(5,092)	(3)	(430)	—
Total gross profit	89,862	52	88,854	53
Operating expenses:
Research and development	49,954	28	46,471	27
Sales and marketing	37,339	22	31,173	18
General and administrative	20,599	12	17,541	10
Total operating expenses	107,892	62	95,185	55
Income (loss) from operations	(18,030)	(10)	(6,331)	(2)
Interest income	6,958	4	7,553	4
Interest expense	(4,462)	(3)	(4,287)	(3)
Other income (expense), net	(182)	—	1,148	1
Income (loss) before provision for income taxes	(15,716)	(9)	(1,917)	—
Provision for (benefit from) income taxes	4,228	2	(1,916)	(1)
Net income (loss)	$(19,944)	(11)%	$(1)	1%

	Six Months Ended January 31,
	2020	As a % of total revenue	2019	As a % of total revenue
	(in thousands, except percentages)
Revenue:
License and subscription	$187,377	56%	$181,393	52%
Maintenance	42,087	13	42,267	12
Services	101,004	31	125,129	36
Total revenue	330,468	100	348,789	100
Cost of revenue:
License and subscription	50,828	16	28,069	8
Maintenance	7,778	2	7,822	2
Services	105,846	32	125,397	36
Total cost of revenue	164,452	50	161,288	46
Gross profit:
License and subscription	136,549	40	153,324	44
Maintenance	34,309	11	34,445	10
Services	(4,842)	(1)	(268)	—
Total gross profit	166,016	50	187,501	54
Operating expenses:
Research and development	96,450	29	91,967	27
Sales and marketing	70,355	21	63,492	18
General and administrative	41,838	13	35,886	10
Total operating expenses	208,643	63	191,345	55
Income (loss) from operations	(42,627)	(13)	(3,844)	(1)
Interest income	14,594	4	14,404	4
Interest expense	(8,891)	(3)	(8,531)	(2)
Other income (expense), net	(433)	—	(341)	—
Income (loss) before provision for income taxes	(37,357)	(12)	1,688	1
Provision for (benefit from) income taxes	(2,422)	(1)	(4,620)	(1)
Net income (loss)	$(34,935)	(11)%	$6,308	2%

Revenue
We derive our revenue from licensing our software applications, subscriptions to our cloud-delivered software, providing maintenance support, and delivering professional services.
License and Subscription
A majority of our license and subscription revenue consists of term license fees. We also recognize revenue from subscription services and sales of perpetual licenses. A substantial majority of our term licenses have been sold under a two-year initial term with optional annual renewals after the initial term. However, in the future, we may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. Term license revenue for the initial term of the customer agreement is generally fully recognized upon delivery of the software. Revenue on renewed license arrangements is recognized for the entire committed renewal period at the beginning of the renewal period, which in the case of multi-year renewals is generally more than the revenue recognized on annual auto-renewals. Revenue is generally recognized prior to billings to customers during the initial term and during multi-year renewals of term licenses.
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

	Three Months Ended January 31,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$74,270	43%	$71,591	42%	$2,679	4%
Subscription	28,642	17	14,770	9	13,872	94%
Perpetual license	2,042	1	352	—	1,690	480%
Maintenance	21,116	12	21,264	13	(148)	(1)%
Services	47,388	27	60,557	36	(13,169)	(22)%
Total revenue	$173,458	100%	$168,534	100%	$4,924	3%

	Six Months Ended January 31,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$128,448	38%	$150,928	43%	$(22,480)	(15)%
Subscription	56,838	17	30,113	9	26,725	89%
Perpetual license	2,091	1	352	—	1,739	494%
Maintenance	42,087	13	42,267	12	(180)	—%
Services	101,004	31	125,129	36	(24,125)	(19)%
Total revenue	$330,468	100%	$348,789	100%	$(18,321)	(5)%

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

Term license revenue increased by $2.7 million during the three months ended January 31, 2020, compared to the same period a year ago, primarily due to renewal activity of $14.4 million, partially offset by large new term license deals completed in the second quarter of the prior fiscal year, which represented $10.4 million of revenue that did not recur in the current fiscal year. Current quarter renewal activity consists of a large customer with an initial term that began in the first fiscal quarter of 2019 and renewed in the second fiscal quarter of 2020 and certain customers entering into multi-year renewals.

Term license revenue decreased by $22.5 million during the six months ended January 31, 2020, compared to the same period a year ago, primarily due to $24.9 million of large term license deals entered into during fiscal year 2019, for which we recognized revenue upfront for the entire initial term. One of those deals was a ten-year term license contract, under which we recognized $14.5 million of term license revenue during the six months ended January 31, 2019. These decreases were partially offset by renewal activity and new deals executed during the six months ended January 31, 2020. The current period activity is reflective of increased subscriptions as a percentage of new deals.

Subscription revenue increased by $13.9 million and $26.7 million during the three and six months ended January 31, 2020, respectively, compared to the same periods a year ago. Increases in the three and six months ended January 31, 2020 of $13.1 million and $25.7 million, respectively, were related to subscription revenue from orders for our Guidewire InsuranceSuite via Guidewire Cloud that were entered into since the second fiscal quarter of 2019.

Perpetual license revenue accounted for approximately 2% and 1% of total license and subscription revenue during the three and six months ended January 31, 2020, respectively. We expect perpetual license revenue to continue to represent a small percentage of our total license and subscription revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Maintenance Revenue

Maintenance revenue associated with term and perpetual licenses decreased by $0.1 million and $0.2 million during the three and six months ended January 31, 2020, respectively, compared to the same periods a year ago. Maintenance related to subscription arrangements is included in subscription revenue, as maintenance is not quoted or priced separately from the subscription services. As a result, we expect the increase in subscription orders as a percentage of new sales will continue to reduce the growth in or result in lower maintenance revenue in the future.

Services Revenue
Services revenue decreased $13.2 million and $24.1 million during the three and six months ended January 31, 2020, respectively, compared to the same periods a year ago. These decreases were primarily driven by the completion of large Guidewire InsuranceSuite implementations in prior periods, increased involvement by SI's in cloud implementations, and investments we are making in certain customer implementations.
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
Cost of Revenue:

	Three Months Ended January 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$27,032	$14,739	$12,293	83%
Maintenance	4,084	3,954	130	3
Services	52,480	60,987	(8,507)	(14)
Total cost of revenue	$83,596	$79,680	$3,916	5

Includes stock-based compensation of:
Cost of license and subscription revenue	$1,617	$535	$1,082
Cost of maintenance revenue	457	558	(101)
Cost of services revenue	5,469	6,210	(741)
Total	$7,543	$7,303	$240

	Six Months Ended January 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$50,828	$28,069	$22,759	81%
Maintenance	7,778	7,822	(44)	(1)
Services	105,846	125,397	(19,551)	(16)
Total cost of revenue	$164,452	$161,288	$3,164	2

Includes stock-based compensation of:
Cost of license and subscription revenue	$2,980	$869	$2,111
Cost of maintenance revenue	907	1,092	(185)
Cost of services revenue	10,801	12,178	(1,377)
Total	$14,688	$14,139	$549

The $12.3 million increase in cost of license and subscription revenue during the three months ended January 31, 2020, compared to the same period a year ago, was primarily attributable to increases of $10.4 million in cloud operations expenses and $2.3 million in cloud infrastructure costs incurred to support the growth of our subscription and cloud offerings.

The $22.8 million increase in cost of license and subscription revenue during the six months ended January 31, 2020, compared to the same period a year ago, was primarily attributable to increases of $18.3 million in cloud operations expenses and $4.6 million in cloud infrastructure costs incurred to support the growth of our subscription and cloud offerings.

We anticipate higher cost of license and subscription revenue as we continue to invest in our cloud operations and add new cloud customers.

Cost of maintenance revenue remained relatively flat during the three and six months ended January 31, 2020, compared to the same period a year ago.

The $8.5 million decrease in cost of services revenue during the three months ended January 31, 2020, compared to the same period a year ago, was attributable to decreases of $5.9 million due to lower personnel expenses and $2.3 million in third-party consultants billable to customers primarily as a result of the completion of certain large Guidewire InsuranceSuite and Guidewire InsuranceNow implementation engagements.

The $19.6 million decrease in cost of services revenue during the six months ended January 31, 2020, compared to the same period a year ago, was attributable to decreases of $11.1 million due to lower personnel expenses and $7.8 million in third-party consultants billable to customers primarily as a result of the completion of certain large Guidewire InsuranceSuite and Guidewire InsuranceNow implementation engagements.
We had 749 professional service employees and 282 technical support and licensing operations employees at January 31, 2020 compared to 822 professional services employees and 153 technical support and licensing operations employees at January 31, 2019. The growth in technical support and licensing operations personnel is largely driven by the growing cloud operations team and investments to standardize delivery and support to current and future cloud customers. The decrease in professional services personnel reflects the efforts we have made to train and certify our SI partners to enable their greater involvement in cloud implementations.

Gross Profit:

	Three Months Ended January 31,
	2020		2019		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$77,922	74%	$71,974	83%	$5,948	8%
Maintenance	17,032	81	17,310	81	(278)	(2)
Services	(5,092)	(11)	(430)	(1)	(4,662)	1,084
Total gross profit	$89,862	52	$88,854	53	$1,008	1

Our gross margin decreased slightly during the three months ended January 31, 2020, compared to the same period a year ago. The decrease in services profit primarily related to investments in certain customer implementations was offset by higher license and subscription profit. The higher license and subscription profit was a result of higher license and subscription revenue. However, license and subscription margin decreased as a percentage of revenue due to our increasing investments required to support our transition to the cloud.

	Six Months Ended January 31,
	2020		2019		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$136,549	73%	$153,324	85%	$(16,775)	(11)%
Maintenance	34,309	82	34,445	81	(136)	—
Services	(4,842)	(5)	(268)	—	(4,574)	1,707
Total gross profit	$166,016	50	$187,501	54	$(21,485)	(11)
Our gross margin decreased to 50% during the six months ended January 31, 2020, compared to 54% in the same period a year ago. The decrease in our gross margin was primarily driven by the lower license and subscription margins as a result of lower term license revenue, the increasing investments required to support our transition to the cloud, and, to a lesser extent, lower services margins as we make investments in certain customer implementations.
We expect license and subscription margins will fluctuate as we continue to invest in our cloud operations and as our subscription revenue increases.
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

	Three Months Ended January 31,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$49,954	28%	$46,471	27%	$3,483	7%
Sales and marketing	37,339	22	31,173	18	6,166	20
General and administrative	20,599	12	17,541	10	3,058	17
Total operating expenses	$107,892	62	$95,185	55	$12,707	13

Includes stock-based compensation of:
Research and development	$6,668		$6,440		$228
Sales and marketing	5,996		5,074		922
General and administrative	6,529		5,555		974
Total	$19,193		$17,069		$2,124

	Six Months Ended January 31,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$96,450	29%	$91,967	27%	$4,483	5%
Sales and marketing	70,355	21	63,492	18	6,863	11
General and administrative	41,838	13	35,886	10	5,952	17
Total operating expenses	$208,643	63	$191,345	55	$17,298	9

Includes stock-based compensation of:
Research and development	$12,849		$12,846		$3
Sales and marketing	11,153		9,695		1,458
General and administrative	12,604		11,027		1,577
Total	$36,606		$33,568		$3,038

Research and Development
Our research and development expenses consist primarily of personnel costs for our technical staff and consultants providing professional services.
The $3.5 million and $4.5 million increase in research and development expenses during the three and six months ended January 31, 2020, respectively, as compared to the same periods a year ago, was primarily due to an increase in costs related to our headquarters, additional information security requirements, and cloud infrastructure costs to support the development of our subscription offerings and cloud strategy.
Our research and development headcount was 725 at January 31, 2020 compared with 727 at January 31, 2019.

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
The $6.2 million increase in sales and marketing expenses during the three months ended January 31, 2020, compared to the same period a year ago, was primarily attributable to increases of $4.0 million in personnel expenses to sell our products and $2.6 million in marketing and advertising expenses resulting from the timing of our annual Connections User Conference, which occurred in the second quarter of our current fiscal year compared to the first quarter in our prior fiscal year, partially offset by a $0.6 million decrease in the amortization of acquired intangible assets.
The $6.9 million increase in sales and marketing expenses during the six months ended January 31, 2020, compared to the same period a year ago, was primarily attributable to increases of $7.3 million in personnel expenses to sell our products, partially offset by a $0.7 million decrease in the amortization of acquired intangible assets.
Under current revenue recognition guidance, certain commissions are capitalized when earned and amortized over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. Commissions capitalized were $2.9 million and $4.4 million during the three months ended January 31, 2020 and 2019, respectively, and were $3.2 million and $6.1 million during the six months ended January 31, 2020 and 2019, respectively. Amortization of commissions was $2.0 million and $1.3 million during the three months ended January 31, 2020 and 2019, respectively, and was $3.4 million and $2.3 million during the six months ended January 31, 2020 and 2019, respectively. The impact of the accounting for commissions is reflected in personnel expenses.
Our sales and marketing headcount was 374 at January 31, 2020 compared with 358 at January 31, 2019.
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
The $3.1 million increase during the three months ended January 31, 2020, compared to the same period a year ago, was primarily attributable to increases of $2.8 million in personnel expenses and $0.5 million in software and cloud infrastructure costs to support our growth.
The $6.0 million increase during the six months ended January 31, 2020, compared to the same period a year ago, was primarily attributable to increases of $4.6 million in personnel expenses and $1.3 million in software and cloud infrastructure costs to support our growth.

Our general and administrative headcount was 297 at January 31, 2020 compared with 254 at January 31, 2019. General and administrative headcount includes personnel in information technology support, information security, facilities, and recruiting whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.

Other Income (Expense)

	Three Months Ended January 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$6,958	$7,553	$(595)	(8)%
Interest expense	(4,462)	(4,287)	(175)	4%
Other income (expense), net	(182)	1,148	(1,330)	(116)%

	Six Months Ended January 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$14,594	$14,404	$190	1%
Interest expense	(8,891)	(8,531)	(360)	4%
Other income (expense), net	(433)	(341)	(92)	27%

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased $0.6 million during the three months ended January 31, 2020, compared to the same period a year ago, primarily due to lower yields on invested funds. Interest income increased $0.2 million during the six months ended January 31, 2020, compared to the same period a year ago, primarily due to higher yields on invested funds.

Interest Expense

Interest expense consists of both stated interest and the amortization of debt discount and issuance costs associated with the $400.0 million aggregate principal amount of our Convertible Senior Notes that were issued in March 2018. The amortization of debt discount and issuance costs are recognized on an effective interest basis. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate did not change.
Interest expense for the three months ended January 31, 2020 and 2019 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $3.2 million and $3.0 million respectively, and stated interest of $1.3 million in both periods. Interest expense for the six months ended January 31, 2020 and 2019 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $6.4 million and $6.0 million, respectively, and stated interest of $2.5 million in both periods.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. We currently have entities with a functional currency of the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc.

Other income (expense), net decreased by $1.3 million during the three months ended January 31, 2020, as compared to the same period a year ago. We realized a net currency exchange loss of $0.2 million in the three months ended January 31, 2020 compared to a net currency exchange gain of $1.1 million in the same period a year ago.

Other income (expense), net decreased by $0.1 million during the six months ended January 31, 2020, as compared to the same period a year ago. We realized a net currency exchange loss of $0.4 million in the six months ended January 31, 2020 compared to a net currency exchange loss of $0.3 million in the same period a year ago.
Provision for (benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

	Three Months Ended January 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$4,228	$(1,916)	$6,144	(321)%
Effective tax rate	(27)%	100%

	Six Months Ended January 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Benefit from income taxes	$(2,422)	$(4,620)	$2,198	(48)%
Effective tax rate	7%	(274)%

We recognized an income tax expense of $4.2 million and an income tax benefit of $1.9 million for the three months ended January 31, 2020 and 2019, respectively, and an income tax benefit of $2.4 million and $4.6 million for the six months ended January 31, 2020 and 2019, respectively. The change in the amount of income tax recorded for the three and six months ended January 31, 2020 compared to the same periods a year ago was primarily due to the base erosion and anti-abuse tax ("BEAT") liability of $10.4 million recognized in the fiscal quarter ended January 31, 2020, of which $4.2 million relates to the current fiscal year and $6.2 million relates to the prior fiscal year, as a result of regulations issued by the Internal Revenue Service ("IRS") on December 2, 2019. The effective tax rate of (27)% and 7% for the three and six months ended January 31, 2020, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, certain non-deductible expenses including executive compensation, and BEAT.
During the three and six months ended January 31, 2020, unrecognized tax benefits increased by $0.3 million and $0.7 million, respectively. As of January 31, 2020, we had unrecognized tax benefits of $6.8 million that, if recognized, would affect our effective tax rate.
Non-GAAP Financial Measures
In addition to the key business metrics presented above, we believe that the following non-GAAP financial measures provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Management uses these non-GAAP measures to compare our performance to that of prior periods for trend analysis, for purposes of determining executive and senior management incentive compensation, and for budgeting and planning purposes. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial results with other software companies because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, many of which present similar non-GAAP financial measures to investors. However, our management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Gross profit reconciliation:
GAAP gross profit	$89,862	$88,854	$166,016	$187,501
Non-GAAP adjustments:
Stock-based compensation (1)	7,543	7,303	14,688	14,139
Amortization of intangibles (1)	4,945	4,945	9,890	9,890
Non-GAAP gross profit	$102,350	$101,102	$190,594	$211,530

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(18,030)	$(6,331)	$(42,627)	$(3,844)
Non-GAAP adjustments:
Stock-based compensation (1)	26,736	24,372	51,294	47,707
Amortization of intangibles (1)	6,742	7,309	13,909	14,618
Non-GAAP income (loss) from operations	$15,448	$25,350	$22,576	$58,481

Net income (loss) reconciliation:
GAAP net income (loss)	$(19,944)	$(1)	$(34,935)	$6,308
Non-GAAP adjustments:
Stock-based compensation (1)	26,736	24,372	51,294	47,707
Amortization of intangibles (1)	6,742	7,309	13,909	14,618
Amortization of debt discount and issuance costs (2)	3,198	3,027	6,354	6,013
Tax impact of non-GAAP adjustments (3)	826	(7,411)	(8,086)	(16,274)
Non-GAAP net income (loss)	$17,558	$27,296	$28,536	$58,372

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$4,228	$(1,916)	$(2,422)	$(4,620)
Non-GAAP adjustments:
Stock-based compensation (1)	4,329	4,037	8,529	7,902
Amortization of intangibles (1)	1,092	1,212	2,319	2,423
Amortization of debt discount and issuance costs (2)	518	509	1,058	1,004
Tax impact of non-GAAP adjustments (3)	(6,765)	1,653	(3,820)	4,945
Non-GAAP tax provision (benefit)	$3,402	$5,495	$5,664	$11,654

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.24)	$—	$(0.42)	$0.08
Non-GAAP adjustments:
Stock-based compensation (1)	0.32	0.30	0.62	0.58
Amortization of intangibles (1)	0.08	0.09	0.17	0.18

Amortization of debt discount and issuance costs (2)	0.04	0.04	0.08	0.08
Tax impact of non-GAAP adjustments (3)	0.01	(0.10)	(0.10)	(0.21)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation (4)	—	—	(0.01)	—
Non-GAAP net income (loss) per share — diluted	$0.21	$0.33	$0.34	$0.71

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares — diluted	82,725,641	81,217,511	82,543,267	82,289,773
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation (4)	842,001	1,488,107	854,608	—
Pro forma weighted average shares — diluted	83,567,642	82,705,618	83,397,875	82,289,773

(1) Adjustments relate to amortization of acquired intangibles and stock-based compensation recognized during the periods for GAAP purposes.
(2) Adjustments reflect the amortization of debt discount and issuance costs related to the issuance of our Senior Convertible Notes recognized during the periods for GAAP purposes.
(3) Adjustments reflect the impact on the tax benefit (provision) from all non-GAAP adjustments.
(4) Due to the occurrence of a net loss on a GAAP basis, potentially dilutive securities were excluded from the calculation of GAAP net income (loss) per share, as they would have an anti-dilutive effect. However, these shares have a dilutive effect on non-GAAP net income (loss) per share and, therefore, are included in the non-GAAP net income (loss) per share calculation.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	January 31, 2020	July 31, 2019
	Amount	Amount
Cash, cash equivalents, and investments	$1,329,965	$1,337,761
Working capital	$1,065,398	$1,102,702

Cash, Cash Equivalents, and Investments

Our cash and cash equivalents are comprised of cash and liquid investments with remaining maturities of 90 days or less from the date of purchase, primarily commercial paper and money market funds. Substantially all of our investments are comprised of corporate debt securities, U.S. government and agency debt securities, commercial paper and non-U.S. government securities, which include state, municipal and foreign government securities.

As of January 31, 2020, approximately $48.3 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, commissions, payroll taxes and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter.
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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended January 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$1,336	$(12,959)
Net cash provided by (used in) investing activities	(38,118)	(64,488)
Net cash provided by (used in) financing activities	1,239	1,103
Cash Flows from Operating Activities
Net cash provided by operating activities was $1.3 million for the six months ended January 31, 2020, compared to cash used in operating activities of $13.0 million during the six months ended January 31, 2019. This $14.3 million increase in operating cash provided was primarily attributable to a $44.7 million decrease in cash used in working capital activities as compared to the same period a year ago, partially offset by a $30.4 million decrease in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $26.4 million for the six months ended January 31, 2020, as compared to the six months ended January 31, 2019, primarily due to a $27.7 million decrease in net cash outflows from marketable securities, partially offset by a $1.3 million increase in capital expenditures primarily due to capitalized software development costs related to our cloud-based services.

Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended January 31, 2020 increased by $0.1 million, as compared to the six months ended January 31, 2019, primarily because of higher proceeds from option exercises.
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
Off-Balance Sheet Arrangements
Through January 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of January 31, 2020 and July 31, 2019. Our cash, cash equivalents, and investments as of January 31, 2020 and July 31, 2019 were $1,330.0 million and $1,337.8 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency securities, commercial paper, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.7 million and $6.2 million in the market value of our available-for-sale securities as of January 31, 2020 and July 31, 2019, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended January 31, 2020 and 2019, we recorded foreign currency losses of $0.4 million and $0.3 million, respectively, as other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss would be approximately $3.0 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2020 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly growth in license revenue also may not coincide with new orders or cash flows in a given quarter, which could mask the impact of seasonal variations. This mismatch is primarily due to the following reasons:

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
•subscription arrangements generally have ramped invoicing schedules over the initial term but revenue is recognized ratably over the initial term; and
•our term license agreements generally have annual billing arrangements over the initial term even though revenue is recognized upon delivery of the product.

Additionally, seasonal patterns may be affected by the timing of particularly large transactions and the large number of renewals that occur in the first fiscal quarter. For example, in the first quarter of fiscal year 2019, we achieved higher revenue growth due to the delivery of a single license agreement with a term of ten years and resulted in the first quarter of fiscal year 2020 lacking comparability to the prior year period.

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

Our revenue is dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. While the composition of our individual top customers will vary from year to year, in fiscal years 2019, 2018, and 2017, our ten largest customers accounted for 31%, 31%, and 26% of our revenue, respectively. Customers for this metric are measured at the parent corporation level, while our total customer count is measured at the purchasing entity level. While we expect this reliance to decrease over time as our revenue and customer base grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if our sales to one or more of these anticipated customers in any particular period are ratable in nature, or if we fail to achieve the required performance or acceptance criteria for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.

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

The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and can result in a lengthy sales cycle. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size of the initial contract until very late in the sales cycle. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize revenue until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.
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

Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, we are closely monitoring coronavirus and its potential impacts on our business. We currently have formal restrictions on travel in place, which are in accordance with recommendations by the U.S. government and The Centers for Disease Control and Prevention, and our customers and prospects are likewise enacting their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings could affect services delivery, delay implementations, and interrupt sales activity and we cannot predict whether, for how long, or the extent to which the coronavirus outbreak may adversely affect our business, results of operations, and financial condition.

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

General worldwide economic conditions remain unstable and prolonged economic uncertainties or downturns could harm our business operations or financial results. In particular, pursuant to a decision by referendum in June 2016, the United Kingdom (U.K.) voted to withdraw from the European Union (“Brexit”). The U.K. subsequently withdrew from the European Union on January 31, 2020, subject to a transition period that is set to end on December 31, 2020. Brexit has caused significant volatility in global stock markets and fluctuations in currency exchange rates. Brexit has also caused, and may continue to cause, delays in purchasing decisions by our potential and current customers affected by this transition due to the considerable political and economic uncertainty created by Brexit and uncertainty as to the nature of the U.K.’s long-term relationship with the European Union. Brexit may further result in new regulatory and cost challenges to our U.K. and global operations, particularly with respect to data protection. It is currently unclear how the U.K.’s decision to leave the European Union will affect the U.K.’s enactment of the European General Data Protection Regulation, and how data transfers to and from the U.K. will be regulated. Depending on the market and regulatory effects of Brexit, it is possible that there may be adverse practical or operational implications on our business, and prolonged economic uncertainties or downturns caused by Brexit could harm our business and results of operations.

Further, Brexit, or other global events such as the recent imposition of various trade tariffs by the United States and China and the coronavirus epidemic, may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seek to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

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

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, and fires. Global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In recent years, for example, parts of the United States suffered extensive damage due to multiple hurricanes and fires and Australia experienced extensive damage due to fires. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases of new offerings and professional service engagements or to discontinue existing projects.

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

Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly our executive officers, sales and marketing personnel, professional services personnel, cloud operations personnel, and software engineers, especially as we transition to a business model focused on delivering cloud-based offerings. Our inability to attract and retain qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations, and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.

Any one of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executive officers, could significantly delay or prevent us from achieving our business and/or development objectives and could materially harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. Marcus Ryu, one of our co-founders and our former chief executive officer and president, transitioned to his role as chairman of the board of directors on August 3, 2019 and Mike Rosenbaum was appointed our chief executive officer. Further, on January 10, 2020, our chief financial officer notified us of his intent to resign from his position with the Company, effective following the filing of the Quarterly Report on Form 10-Q for the quarter ended January 31, 2020. Although we strive to reduce the challenges of these transitions, failure to ensure effective transfer of knowledge and a smooth transition could disrupt or adversely affect our business, results of operations, financial condition, and prospects.

We face competition for qualified individuals from numerous software and other technology companies. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, though we also face significant competition in all of our domestic and foreign development centers. Further, significant amounts of time and resources are required to train technical, sales, services, operations, and other personnel. We may incur significant costs to attract, train, and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them.

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

Because of the technical nature of our products and services and the dynamic market in which we compete, any failure to attract, integrate, and retain qualified direct sales, professional services, operations, and product development personnel, as well as our contract workers, could harm our ability to generate sales, deliver consulting services, manage our customers’ cloud environments, or successfully develop new products and enhancements of existing products.

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

We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, or a customer’s refusal to pay its contractually-obligated fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

The license, subscription, and support of our software creates the risk of significant liability claims against us. Our license and subscription agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state, and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations, and financial condition.

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
•disruption to our operations caused by epidemics, such as the coronavirus; and
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general.

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

Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc.

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our applications and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. For example, in fiscal year 2018, the Argentine economy became highly inflationary; however, our Argentina entity continues to have minimal activity through January 31, 2020. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.

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

The European Union Commission has formally adopted a new mechanism for the transfer of personal data from the European Union to the United States, branded the “EU-US Privacy Shield” (“Privacy Shield”). We are currently certified with the U.S. Department of Commerce to comply with the Privacy Shield Framework, however, companies will continue to face uncertainty to the extent they operate in both jurisdictions and transfer any “Personal Data” between the two. If we are investigated by a European data protection authority and found to be out of compliance, we could face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.

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

Given our current transition to more cloud-based services and the current data protection landscape in the EU, we may be subject to greater risk of potential inquiries and/or enforcement actions. We may find it necessary to establish alternative systems to maintain Personal Data originating from the European Union in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our cloud-based services, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, and adversely affect our ability to offer cloud-based services.

In addition, despite the enactment of the UK Data Protection Act, which substantially implemented the European General Data Protection Regulation and became effective in May 2018, it remains unclear exactly how the withdrawal of the U.K. from the European Union will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws in the U.K.

Anticipated further evolution of European Union regulations on this topic, including the impact of Brexit on these regulations in the U.K. and any related changes to the regulatory framework in the U.K., may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by new regulations and we may be required to make significant changes to our software applications and expanding business operations, all of which may adversely affect our results of operations.

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

Further, while our board of directors has amended our amended and restated certificate of incorporation to gradually declassify our board of directors, our board of directors will be partially classified until the 2021 annual meeting of stockholders when the full board of directors will stand for reelection for a one-year term.

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

As of January 31, 2020, we had outstanding an aggregate principal amount of $400.0 million of the Convertible Senior Notes. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

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

ITEM 6.  Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	Filed herewith
3.2	Amended and Restated Bylaws	8-K	3.1	December 5, 2016
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.1#	Form of Restricted Stock Unit Award Agreement (U.S. Time-Based)	Filed herewith
10.2#	Form of Restricted Stock Unit Award Agreement (Global Time-Based)	Filed herewith
10.3#	Form of Restricted Stock Unit Award Agreement (U.S. Time-Based, Executives)	Filed herewith
10.4#	Long-Term Incentive Plan and Form of Restricted Stock Unit Award Agreement thereunder	Filed herewith
10.5#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (Performance-Based)	Filed herewith
10.6#	Form of Executive Agreement	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

# Indicates a management contract or compensatory plan or arrangement.
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

Date:	March 4, 2020	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer (Principal Financial and Accounting Officer)