Form 10-Q
period 2020-04-30
Guidewire Software, Inc.
filed 2020-06-04
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On May 29, 2020, the registrant had 83,179,954 shares of common stock issued and outstanding.

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
•the developing market for subscription services and uncertainties attendant on emerging sales and delivery models, including the migration of our existing term license customers to subscriptions services;
•trends in and timing of future sales, including the mix between licensing and subscription models and seasonality;
•our competitive environment and changes thereto;
•competitive attributes of our software applications and delivery models;
•the timing and number of professional services engagements and the billing rates and utilization of our professional services employees and contractors;
•challenges to further increase sales outside of the United States;
•our research and development and cloud operations investment and efforts;
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
•our exposure to market risks, including geographical and political events that may negatively impact our customers or our business operations;
•the effect of uncertainties related to the global COVID-19 pandemic on U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our customers' and partners' businesses; and
•our ability to satisfy future liquidity requirements.

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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2020	July 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$293,815	$254,101
Short-term investments	740,386	870,136
Accounts receivable, net of allowances of $1,146 and $1,441, respectively	79,587	138,443
Unbilled accounts receivable, net	68,913	36,728
Prepaid expenses and other current assets	41,598	35,566
Total current assets	1,224,299	1,334,974
Long-term investments	291,760	213,524
Unbilled accounts receivable, net	21,930	9,375
Property and equipment, net	65,461	65,809
Operating lease assets	85,902	—
Intangible assets, net	46,031	66,542
Goodwill	340,877	340,877
Deferred tax assets, net	100,925	90,308
Other assets	31,683	45,554
TOTAL ASSETS	$2,208,868	$2,166,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,348	$34,255
Accrued employee compensation	47,493	73,365
Deferred revenue, net	89,087	108,304
Other current liabilities	21,789	16,348
Total current liabilities	176,717	232,272
Lease liabilities	99,110	—
Convertible senior notes, net	326,920	317,322
Deferred revenue, net	17,009	23,527
Other liabilities	3,099	19,641
Total liabilities	622,855	592,762
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,471,340	1,391,904
Accumulated other comprehensive income (loss)	(9,516)	(7,758)
Retained earnings	124,181	190,047
Total stockholders’ equity	1,586,013	1,574,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,208,868	$2,166,963
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Revenue:
License and subscription	$93,182	$76,218	$280,559	$257,611
Maintenance	20,694	21,335	62,781	63,602
Services	54,289	65,314	155,293	190,443
Total revenue	168,165	162,867	498,633	511,656
Cost of revenue:
License and subscription	28,713	15,781	79,541	43,850
Maintenance	4,375	3,924	12,153	11,746
Services	52,664	60,573	158,510	185,970
Total cost of revenue	85,752	80,278	250,204	241,566
Gross profit:
License and subscription	64,469	60,437	201,018	213,761
Maintenance	16,319	17,411	50,628	51,856
Services	1,625	4,741	(3,217)	4,473
Total gross profit	82,413	82,589	248,429	270,090
Operating expenses:
Research and development	51,893	47,102	148,343	139,069
Sales and marketing	35,235	33,301	105,590	96,793
General and administrative	20,885	17,953	62,723	53,839
Total operating expenses	108,013	98,356	316,656	289,701
Income (loss) from operations	(25,600)	(15,767)	(68,227)	(19,611)
Interest income	6,072	7,748	20,666	22,152
Interest expense	(4,505)	(4,327)	(13,396)	(12,858)
Other income (expense), net	(12,356)	(617)	(12,789)	(958)
Income (loss) before provision for (benefit from) income taxes	(36,389)	(12,963)	(73,746)	(11,275)
Provision for (benefit from) income taxes	(5,351)	(4,382)	(7,773)	(9,002)
Net income (loss)	$(31,038)	$(8,581)	$(65,973)	$(2,273)
Net income (loss) per share:
Basic	$(0.37)	$(0.11)	$(0.80)	$(0.03)
Diluted	$(0.37)	$(0.11)	$(0.80)	$(0.03)
Shares used in computing net income (loss) per share:
Basic	83,024,291	81,606,088	82,701,267	81,252,993
Diluted	83,024,291	81,606,088	82,701,267	81,252,993

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net income (loss)	$(31,038)	$(8,581)	$(65,973)	$(2,273)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,710)	(983)	(2,999)	(1,560)
Unrealized gains (losses) on available-for-sale securities	342	889	1,504	2,174
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	(142)	(185)	(422)	(426)
Reclassification adjustment for realized gains (losses) included in net income (loss)	253	(111)	266	(384)
Total other comprehensive income (loss)	(2,257)	(390)	(1,651)	(196)
Comprehensive income (loss)	$(33,295)	$(8,971)	$(67,624)	$(2,469)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	82,140,883	$8	$1,391,904	$(7,758)	$190,047	$1,574,201
Net income (loss)	—	—	—	—	(14,991)	(14,991)
Issuance of common stock upon exercise of stock options	21,698	—	368	—	—	368
Issuance of common stock upon vesting of Restricted Stock Units (“RSUs”)	411,825	—	—	—	—	—
Stock-based compensation	—	—	24,765	—	—	24,765
Foreign currency translation adjustment	—	—	—	133	—	133
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,003	—	1,003
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	46	—	46
Adoption of Accounting Standards Update ("ASU") 2018-02	—	—	—	(107)	107	—
Balance as of October 31, 2019	82,574,406	$8	$1,417,037	$(6,683)	$175,163	$1,585,525
Net income (loss)	—	—	—	—	(19,944)	(19,944)
Issuance of common stock upon exercise of stock options	25,155	—	872	—	—	872
Issuance of common stock upon vesting of RSUs	272,821	—	—	—	—	—
Stock-based compensation	—	—	26,688	—	—	26,688
Foreign currency translation adjustment	—	—	—	(422)	—	(422)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(121)	—	(121)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(33)	—	(33)
Balance as of January 31, 2020	82,872,382	$8	$1,444,597	$(7,259)	$155,219	$1,592,565
Net income (loss)	—	—	—	—	(31,038)	(31,038)
Issuance of common stock upon exercise of stock options	41,475	—	1,838	—	—	1,838
Issuance of common stock upon vesting of RSUs	253,185	—	—	—	—	—
Stock-based compensation	—	—	24,905	—	—	24,905
Foreign currency translation adjustment	—	—	—	(2,710)	—	(2,710)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	200	—	200
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	253	—	253
Balance as of April 30, 2020	83,167,042	$8	$1,471,340	$(9,516)	$124,181	$1,586,013

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	80,611,698	$8	$1,296,380	$(7,748)	$124,976	$1,413,616
Net income (loss)	—	—	—	—	6,309	6,309
Issuance of common stock upon exercise of stock options	74,698	—	689	—	—	689
Issuance of common stock upon vesting of RSUs	372,079	—	—	—	—	—
Stock-based compensation	—	—	23,210	—	—	23,210
Cancellation of common stock issued as part of Cyence acquisition	(48,968)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(812)	—	(812)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(153)	—	(153)
Adoption of new accounting standard (Topic 606)	—	—	—	—	44,339	44,339
Balance as of October 31, 2018	81,009,507	$8	$1,320,279	$(8,713)	$175,624	$1,487,198
Net income (loss)	—	—	—	—	(1)	(1)
Issuance of common stock upon exercise of stock options	68,120	—	413	—	—	413
Issuance of common stock upon vesting of RSUs	312,878	—	—	—	—	—
Stock-based compensation	—	—	24,329	—	—	24,329
Foreign currency translation adjustment	—	—	—	235	—	235
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,197	—	1,197
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(273)	—	(273)
Balance as of January 31, 2019	81,390,505	$8	$1,345,021	$(7,554)	$175,623	$1,513,098
Net income (loss)	—	—	—	—	(8,581)	(8,581)
Issuance of common stock upon exercise of stock options	92,020	—	748	—	(4)	744
Issuance of common stock upon vesting of RSUs	310,954	—	—	—	—	—
Stock-based compensation	—	—	21,130	—	—	21,130
Foreign currency translation adjustment	—	—	—	(983)	—	(983)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	704	—	704
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(111)	—	(111)
Balance as of April 30, 2019	81,793,479	$8	$1,366,899	$(7,944)	$167,038	$1,526,001
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(65,973)	$(2,273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,255	29,140
Amortization of debt discount and issuance costs	9,598	9,082
Stock-based compensation	76,075	68,757
Charges to bad debt and revenue reserves	190	479
Deferred income tax	(11,046)	(11,836)
Accretion of discount on available-for-sale securities, net	(2,366)	(5,696)
Changes in fair value of strategic investment	10,672	—
Other non-cash items affecting net income (loss)	701	575
Changes in operating assets and liabilities:
Accounts receivable	58,180	14,769
Unbilled accounts receivable	(44,740)	(43,858)
Prepaid expenses and other assets	(4,537)	(5,832)
Operating lease assets	7,111	—
Accounts payable	(5,680)	(11,136)
Accrued employee compensation	(25,286)	(5,065)
Deferred revenue	(25,735)	(29,639)
Lease liabilities	(2,634)	—
Other liabilities	(878)	5,785
Net cash provided by (used in) operating activities	5,907	13,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(849,312)	(778,011)
Sales and maturities of available-for-sale securities	904,959	727,102
Purchases of property and equipment	(18,966)	(28,746)
Capitalized software development costs	(3,273)	(2,302)
Net cash provided by (used in) investing activities	33,408	(81,957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	3,077	1,851
Net cash provided by (used in) financing activities	3,077	1,851
Effect of foreign exchange rate changes on cash and cash equivalents	(2,678)	(1,417)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,714	(68,271)
CASH AND CASH EQUIVALENTS—Beginning of period	254,101	437,140
CASH AND CASH EQUIVALENTS—End of period	$293,815	$368,869
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,036
Cash paid for income taxes, net of tax refunds	$4,307	$3,710
Accruals for purchase of property and equipment	$622	$13,648
Accruals for capitalized software costs	$263	$170

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
Basis of Presentation and Consolidation
The condensed consolidated financial statements and accompanying notes include the Company and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
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
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Significant items subject to such estimates include, but are not limited to, revenue recognition, the useful lives of property and equipment and intangible assets, allowance for doubtful accounts and revenue reserves, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, fair value of convertible senior notes, valuation of goodwill and intangible assets, valuation of strategic investments, software development costs to be capitalized, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates.

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

For qualifying costs incurred for computer software developed for internal use, which includes software used to deliver subscription services exclusively through the cloud, the Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, capitalized costs are amortized to cost of revenue over the estimated useful lives of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense in the condensed consolidated statements of operations. Capitalized software development costs are recorded in property and equipment in the condensed consolidated balance sheets.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments, accounts receivable and unbilled accounts receivable. The Company maintains its cash, cash equivalents, and investments with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded in the condensed consolidated balance sheets are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
One customer accounted for 10% or more of the Company’s revenue for both the three months ended April 30, 2020 and 2019. No customer individually accounted for 10% or more of the Company’s revenue for the nine months ended April 30, 2020 and 2019. No customer individually accounted for 10% or more of the Company’s accounts receivable as of April 30, 2020 or July 31, 2019.
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
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from licensing arrangements for its software, subscriptions to its cloud services, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), which the Company adopted on August 1, 2018. The Company recorded a net increase to retained earnings of $44.3 million as of August 1, 2018 due to the cumulative impact of adopting ASC 606 using the modified retrospective method. Refer to Note 1 to the consolidated financial statements included in the Company’s 2018 Form 10-K/A for a description of the Company’s revenue recognition policy prior to August 1, 2018.
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
Term licenses generally have had a two-year initial term with a customer option to renew on an annual basis after the initial term. In certain circumstances, the Company will enter into term licenses with an initial term of more than two years or a renewal period longer than one year. Maintenance for term licenses follows the same contract periods. Subscriptions are typically sold with a three- to five-year initial term with a customer option to renew on an annual basis after the initial term. Professional services typically are time and materials contracts that last for an average period of approximately one year.
Determination of the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Consideration may vary due to discounts, incentives, and potential service level credits or contractual penalties. Variable consideration is estimated and included in the transaction price if, in the Company’s judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract.
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with maintenance, implementation services or training services. Additionally, as customers transition to subscription services, customers may be under contract for both self-managed licenses and subscription services for a period of time, which may require an allocation of the transaction price to each performance obligation. Some of the Company’s performance obligations, such as maintenance, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.
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
•Unbilled accounts receivable, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of self-managed software licenses to customers up-front, but invoices customers annually over the term of the license, which has typically been two years. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the condensed consolidated balance sheets and the anticipated due date of the underlying receivables. Under ASC 606, this balance represents contract assets.
•Contract costs include customer acquisition costs, which consist primarily of sales commissions paid to sales personnel and their related payroll taxes and referral fees paid to third-parties, and costs to fulfill a contract, which consist primarily of royalties payable to third-party software providers that support both the Company’s software offerings and support services. The short-term portion is presented as prepaid and other current assets. The long-term portion is presented as other assets.
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

Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract. Contract costs are classified as either current or non-current based on the duration of time remaining between the date of the condensed consolidated balance sheets and the anticipated amortization date of the associated costs. Capitalized customer acquisition costs related to software licenses, subscriptions, and support services are amortized over the anticipated period of time that such goods and services are expected to be provided to a customer, which the Company estimates to be approximately five years. The amortization of customer acquisition costs is classified as a sales and marketing expense in the condensed consolidated statement of operations.

Costs to fulfill a contract, or fulfillment costs, are only capitalized if they relate directly to a contract with a customer, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. Fulfillment costs would be generally amortized over the same period of time as the customer acquisition costs. The amortization of fulfillment costs is classified as a cost of revenue in the condensed consolidated statement of operations.
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three and nine months ended April 30, 2020 and 2019.
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
The fair value of the Company’s RSAs, RSUs, and PSUs is equal to the market value of the Company’s common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of four years. The Company recognizes compensation expense for awards that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards that contain either performance conditions, market conditions, or both using the graded vesting method and a portion of the expense may fluctuate depending on changing estimates of the achievement of the performance conditions.
The fair value of the Company’s stock options and TSR PSUs are estimated at the grant date using the Black-Scholes model and Monte Carlo simulation method, respectively. The assumptions utilized under these methods require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense of these stock options and stock awards. Compensation expense associated with TSR PSUs will be recognized over the vesting period regardless of whether the market condition is ultimately satisfied; however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense may fluctuate depending on changing estimates of the achievement of the performance conditions. All TSR PSUs will vest at the end of a three-year period.

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
2. Revenue

Disaggregation of Revenue
Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended April 30, 2020
	License and subscription	Maintenance	Services	Total
Geography:
United States	$54,329	$13,476	$39,387	$107,192
Canada	13,343	1,735	1,482	16,560
Other Americas	388	1,107	1,270	2,765
Total Americas	68,060	16,318	42,139	126,517
United Kingdom	5,332	1,264	625	7,221
Other EMEA	11,837	1,626	8,716	22,179
Total EMEA	17,169	2,890	9,341	29,400
Total APAC	7,953	1,486	2,809	12,248
Total revenue	$93,182	$20,694	$54,289	$168,165

	Three Months Ended April 30, 2019
	License and subscription	Maintenance	Services	Total
Geography:
United States	$48,439	$13,648	$43,432	$105,519
Canada	6,436	2,167	2,303	10,906
Other Americas	1,688	1,112	1,755	4,555
Total Americas	56,563	16,927	47,490	120,980
United Kingdom	990	1,118	3,128	5,236
Other EMEA	4,260	1,722	10,757	16,739
Total EMEA	5,250	2,840	13,885	21,975
Total APAC	14,405	1,568	3,939	19,912
Total revenue	$76,218	$21,335	$65,314	$162,867

	Nine Months Ended April 30, 2020
	License and subscription	Maintenance	Services	Total
Geography:
United States	$159,550	$41,037	$111,449	$312,036
Canada	36,171	5,190	4,199	45,560
Other Americas	2,802	3,325	5,891	12,018
Total Americas	198,523	49,552	121,539	369,614
United Kingdom	21,709	3,665	4,209	29,583
Other EMEA	24,400	5,004	18,662	48,066
Total EMEA	46,109	8,669	22,871	77,649
Total APAC	35,927	4,560	10,883	51,370
Total revenue	$280,559	$62,781	$155,293	$498,633

	Nine Months Ended April 30, 2019
	License and subscription	Maintenance	Services	Total
Geography:
United States	$146,336	$40,060	$128,433	$314,829
Canada	24,605	6,587	7,534	38,726
Other Americas	2,660	3,293	5,257	11,210
Total Americas	173,601	49,940	141,224	364,765
United Kingdom	16,624	3,428	8,881	28,933
Other EMEA	28,806	5,334	28,057	62,197
Total EMEA	45,430	8,762	36,938	91,130
Total APAC	38,580	4,900	12,281	55,761
Total revenue	$257,611	$63,602	$190,443	$511,656

No country or region, other than those presented above, accounted for more than 10% of revenue during the three and nine months ended April 30, 2020 and 2019.

Revenue by major product or service type is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
License and subscription
Term license	$62,656	$60,252	$191,104	$211,205
Subscription	30,078	14,691	86,916	44,779
Perpetual license	448	1,275	2,539	1,627
Maintenance	20,694	21,335	62,781	63,602
Services	54,289	65,314	155,293	190,443
Total revenue	$168,165	$162,867	$498,633	$511,656

Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2020	July 31, 2019
Unbilled accounts receivable, net	$90,843	$46,103
Contract costs, net	30,621	30,390
Deferred revenue, net	(106,096)	(131,831)

As of April 30, 2020 and July 31, 2019, there was no allowance for doubtful accounts associated with unbilled accounts receivable, respectively.
Contract costs
The current portion of contract costs in the amount of $8.2 million and $7.0 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of April 30, 2020 and July 31, 2019, respectively. The non-current portion of contract costs in the amount of $22.4 million and $23.4 million is included in other assets in the Company’s condensed consolidated balance sheets as of April 30, 2020 and July 31, 2019, respectively. The Company amortized $2.2 million and $1.2 million of contract costs during the three months ended April 30, 2020 and 2019, respectively, and $5.6 million and $3.6 million during the nine months ended April 30, 2020 and 2019, respectively.
Deferred revenue
During the three and nine months ended April 30, 2020, the Company recognized revenue of $17.2 million and $94.1 million, respectively, related to the Company’s deferred revenue balance reported as of July 31, 2019.
Performance Obligations
The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied was $397.9 million as of April 30, 2020. Subscription services are typically satisfied over three to five years, maintenance services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	April 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$133,556	$171	$(107)	$133,620
Commercial paper	156,729	—	—	156,729
Corporate bonds	609,810	2,800	(561)	612,049
U.S. Government bonds	78,138	733	—	78,871
Asset-backed securities	60,450	292	(18)	60,724
Foreign government bonds	10,867	4	(1)	10,870
Certificates of deposit	37,645	—	—	37,645
Money market funds	182,258	—	—	182,258
Total	$1,269,453	$4,000	$(687)	$1,272,766

	July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$55,904	$4	$(29)	$55,879
Commercial paper	239,333	—	—	239,333
Corporate bonds	666,087	1,612	(111)	667,588
U.S. Government bonds	130,530	94	(29)	130,595
Certificates of deposit	50,796	—	—	50,796
Money market funds	115,711	—	—	115,711
Total	$1,258,361	$1,710	$(169)	$1,259,902
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time that individual securities have been in an unrealized loss position (in thousands):

	April 30, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$61,828	$(107)	$—	$—	$61,828	$(107)
Corporate bonds	80,295	(561)	—	—	80,295	(561)
Asset-backed securities	1,478	(18)	—	—	1,478	(18)
Foreign government bonds	4,866	(1)	—	—	4,866	(1)
Total	$148,467	$(687)	$—	$—	$148,467	$(687)

As of April 30, 2020, the Company had 41 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company does not intend to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at April 30, 2020 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	April 30, 2020
	Less Than 12 Months	12 Months or Greater	Total
U.S. Government agency securities	$20,742	$112,878	$133,620
Commercial paper	156,729	—	156,729
Corporate bonds	495,082	116,967	612,049
U.S. Government bonds	55,806	23,065	78,871
Asset-backed securities	26,121	34,603	60,724
Foreign government bonds	10,870	—	10,870
Certificates of deposit	33,398	4,247	37,645
Money market funds	182,258	—	182,258
Total	$981,006	$291,760	$1,272,766

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	April 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$55,084	$—	$55,084
Corporate bonds	—	3,278	—	3,278
Money market funds	182,258	—	—	182,258
Total cash equivalents	182,258	58,362	—	240,620
Short-term investments:
U.S. Government agency securities	—	20,742	—	20,742
Commercial paper	—	101,645	—	101,645
Corporate bonds	—	491,804	—	491,804
U.S. Government bonds	—	55,806	—	55,806
Asset-backed securities	—	26,121	—	26,121
Foreign government bonds	—	10,870	—	10,870
Certificates of deposit	—	33,398	—	33,398
Total short-term investments	—	740,386	—	740,386
Long-term investments:
U.S. Government agency securities	—	112,878	—	112,878
Corporate bonds	—	116,967	—	116,967
U.S. Government bonds	—	23,065	—	23,065
Asset-backed securities	—	34,603	—	34,603
Certificates of deposit	—	4,247	—	4,247
Total long-term investments	—	291,760	—	291,760
Total	$182,258	$1,090,508	$—	$1,272,766

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$56,132	$—	$56,132
Corporate bonds	—	4,398	—	4,398
Money market funds	115,712	—	—	115,712
Total cash equivalents	115,712	60,530	—	176,242
Short-term investments:
U.S. Government agency securities	—	39,166	—	39,166
Commercial paper	—	183,201	—	183,201
Corporate bonds	—	477,169	—	477,169
U.S. Government bonds	—	123,600	—	123,600
Certificates of deposit	—	47,000	—	47,000
Total short-term investments	—	870,136	—	870,136
Long-term investments:
U.S. Government agency securities	—	16,713	—	16,713
Corporate bonds	—	186,021	—	186,021
U.S. Government bonds	—	6,994	—	6,994
Certificates of deposit	—	3,796	—	3,796
Total long-term investment	—	213,524	—	213,524
Total	$115,712	$1,144,190	$—	$1,259,902

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $414.0 million at April 30, 2020 and $454.1 million at July 31, 2019. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	April 30, 2020	July 31, 2019
Accounts receivable	$80,733	$139,884
Allowance for doubtful accounts and revenue reserves	(1,146)	(1,441)
Accounts receivable, net	$79,587	$138,443

Allowance for Doubtful Accounts and Revenue Reserves
Changes to the allowance for doubtful accounts and revenue reserves consists of the following (in thousands):

Allowance, July 31, 2019	$1,441
Charges to bad debt and revenue reserves	190
Write-offs, net	(485)
Allowance, April 30, 2020	$1,146

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2020	July 31, 2019
Prepaid expenses	$16,773	$11,926
Contract costs	8,232	7,015
Deferred costs	7,428	7,030
Deposits and other receivables	9,165	9,595
Prepaid expenses and other current assets	$41,598	$35,566

Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	April 30, 2020	July 31, 2019
Computer hardware	$17,422	$17,799
Purchased software	5,659	6,741
Capitalized software development costs	10,247	7,374
Equipment and machinery	11,381	10,455
Furniture and fixtures	9,369	8,137
Leasehold improvements	51,182	48,191
Total property and equipment	105,260	98,697
Less accumulated depreciation	(39,799)	(32,888)
Property and equipment, net	$65,461	$65,809
As of April 30, 2020 and July 31, 2019, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $3.8 million and $2.1 million for the three months ended April 30, 2020 and 2019, respectively, and was $11.0 million and $6.5 million for the nine months ended April 30, 2020 and 2019, respectively.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with the software development projects. The Company begins amortizing the capitalized software development costs once the technology applications are available for general release and amortizes those costs over the estimated lives of the applications, which typically ranges from three to five years. The Company recognized approximately $0.3 million and $0.3 million in amortization expense in cost of revenue - license and subscription on the condensed consolidated statements of operations during the three months ended April 30, 2020 and 2019, respectively, and $0.8 million and $0.9 million during the nine months ended April 30, 2020 and 2019, respectively.
Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill was as follows (in thousands):

Goodwill, July 31, 2019	$340,877
Changes in carrying value	—
Goodwill, April 30, 2020	$340,877

The Company’s intangible assets, net are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		April 30, 2020			July 31, 2019
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	1.8	$93,600	$68,664	$24,936	$93,600	$53,970	$39,630
Customer contracts and related relationships	4.0	35,700	17,016	18,684	35,700	12,566	23,134
Partner relationships	4.9	200	91	109	200	74	126
Trademarks	4.5	2,500	893	1,607	2,500	625	1,875
Order backlog	0.8	8,700	8,005	695	8,700	6,923	1,777
Total	2.8	$140,700	$94,669	$46,031	$140,700	$74,158	$66,542

Amortization expense was $6.6 million and $7.3 million for the three months ended April 30, 2020 and 2019, respectively, and was $20.5 million and $21.9 million for the nine months ended April 30, 2020 and 2019, respectively. The future amortization expense for existing intangible assets as of April 30, 2020, based on their current useful lives, is as follows (in thousands):

Amortization Expense
2020 (remainder of fiscal year)	$6,324
2021	19,965
2022	11,143
2023	3,799
2024	2,379
Thereafter	2,421
Total future amortization expense	$46,031

Other assets
Other assets consist of the following (in thousands):

	April 30, 2020	July 31, 2019
Prepaid expenses	$2,753	$2,640
Contract costs	22,389	23,375
Deferred costs	6,541	8,867
Strategic investment	—	10,672
Other assets	$31,683	$45,554

The Company’s other assets includes a strategic equity investment in a privately-held company. The strategic investment is a non-marketable equity security, in which the Company does not have a controlling interest or the ability to exert significant influence. This investment does not have a readily determinable market value. The Company records this strategic investment at cost less impairment and adjusts cost for subsequent observable changes in fair value. The Company recognized an impairment charge of $10.7 million as of April 30, 2020 primarily due to liquidity constraints in the current economic environment.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	April 30, 2020	July 31, 2019
Bonus	$14,618	$37,628
Commission	3,117	10,317
Vacation	17,730	14,511
Salaries, payroll taxes and benefits	12,028	10,909
Accrued employee compensation	$47,493	$73,365

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	April 30, 2020	July 31, 2019
Lease liabilities	$9,922	$—
Accrued royalties	4,700	5,573
Accrued taxes	2,790	4,413
Other	4,377	6,362
Other current liabilities	$21,789	$16,348

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(31,038)	$(8,581)	$(65,973)	$(2,273)
Net income (loss) per share:
Basic	$(0.37)	$(0.11)	$(0.80)	$(0.03)
Diluted	$(0.37)	$(0.11)	$(0.80)	$(0.03)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	83,024,291	81,606,088	82,701,267	81,252,993
Weighted average effect of dilutive stock options	—	—	—	—
Weighted average effect of dilutive stock awards	—	—	—	—
Diluted	83,024,291	81,606,088	82,701,267	81,252,993
The following weighted average shares of potential common stock were excluded from the computation of diluted income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Stock options	146,617	334,909	180,243	413,145
Stock awards	1,751,083	2,638,973	2,589,517	2,215,378

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on net income (loss) per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three and nine months ended April 30, 2020 and 2019, the Company’s weighted average common stock price was below the conversion price of the Convertible Senior Notes.

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

The Convertible Senior Notes are unsecured obligations of the Company with interest payable semi-annually in arrears at a rate of 1.25% per year, on March 15th and September 15th of each year beginning on September 15, 2018. The Convertible Senior Notes will mature on March 15, 2025 unless repurchased, redeemed, or converted prior to such date. Prior to the close of business on the business day immediately preceding October 15, 2024, the Convertible Senior Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after October 15, 2024, the Convertible Senior Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Senior Notes will have an initial conversion rate of 8.7912 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $113.75 per share of the Company's common stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

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

The net carrying value of the liability component, unamortized debt discount and issuance costs of the Convertible Senior Notes was as follows (in thousands):

	April 30, 2020	July 31, 2019
Principal	$400,000	$400,000
Less unamortized:
Debt discount	65,489	74,213
Debt issuance cost	7,591	8,465
Net carrying amount	$326,920	$317,322

The effective interest rate of the liability is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Contractual interest expense	$1,250	$1,250	$3,750	$3,750
Amortization of debt discount	2,945	2,801	8,724	8,296
Amortization of debt issuance costs	299	269	874	787
Total	$4,494	$4,320	$13,348	$12,833

Capped Call

In March 2018, the Company paid $37.2 million to purchase capped calls with certain financial institutions pursuant to capped call confirmations (the “Capped Calls”). The Capped Calls have an initial strike price of $113.75 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Senior Notes. The Capped Calls have initial cap prices of $153.13 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 3.5 million shares of common stock. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, tender offer, and a nationalization, insolvency, or delisting involving the Company. Additionally, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including change in law, insolvency filing, and hedging disruptions. The Capped Calls were recorded in the periods purchased as a reduction of the Company’s additional paid-in capital in the condensed consolidated balance sheets.

7. Leases

The Company's lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring between fiscal years 2020 and 2032. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.

Components of operating lease costs were as follows (in thousands):

	Three Months Ended April 30, 2020	Nine Months Ended April 30, 2020
Operating lease cost(1)	$3,802	$11,544
Variable lease cost	1,396	4,031
Sublease income	(382)	(1,144)
Net operating lease cost	$4,816	$14,431
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.3 million and $1.0 million for the three and nine months ended April 30, 2020, respectively.

Lease expense for all worldwide facilities and equipment based on the previous lease accounting standards, which was recognized on a straight-line basis over the terms of the various leases, was $4.8 million and $10.8 million for the three and nine months ended April 30, 2019, respectively.

Future operating lease payments as of April 30, 2020 and July 31, 2019 were as follows (in thousands):

	April 30, 2020	July 31, 2019
2020 (remaining of fiscal year)	$4,072	$10,707
2021	16,346	15,571
2022	15,038	14,450
2023	13,515	13,344
2024	13,138	13,174
Thereafter	73,444	78,508
Total future lease payments	135,553	145,754
Less imputed interest	(26,521)
Total lease liability balance	$109,032

In early March 2020, the Company entered into additional operating leases for facilities in Dublin, Ireland and Mississauga, Canada with lease obligations of approximately $36.8 million payable over a period of 12 years. These operating leases will commence upon taking control of the facilities, which is anticipated to be between May 2020 and July 2021.

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

April 30, 2020
Operating lease assets	$85,902

Current portion of lease liabilities	$9,922
Non-current portion of lease liabilities	99,110
Total lease liabilities	$109,032

Weighted average remaining lease term (years)	9.07
Weighted average discount rate	4.36%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Three Months Ended April 30, 2020	Nine Months Ended April 30, 2020
Cash payments for operating leases	$4,361	$8,945
Operating lease assets obtained in exchange for lease liabilities	$114	$600

8. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2019, except for the new office facilities leases in Dublin, Ireland and Mississauga, Canada that were signed in early March 2020. The Company has not taken control of these new office facilities as of April 30, 2020. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2019 for additional information regarding the Company’s contractual obligations.

Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of April 30, 2020 or July 31, 2019. The Company expenses legal fees in the period in which they are incurred.
Indemnification
The Company sells software licenses and services to its customers under Software License Agreements ("SLA") and Software Subscription Agreements ("SSA"). SLAs and SSAs contain the terms of the contractual arrangement with the customer and generally includes certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party. SLAs and SSAs also generally indemnify the customer against judgments, settlements, fines, penalties, costs, and expenses resulting from a claim ("Losses") against the customer in the event the Company’s software is found to infringe upon such third-party rights.
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2020 or July 31, 2019. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

9. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Stock-based compensation expense	$24,905	$21,130	$76,358	$68,669
Net impact of deferred stock-based compensation	(124)	(80)	(283)	88
Total stock-based compensation expense	$24,781	$21,050	$76,075	$68,757
Stock-based compensation expense is included in the following categories:
Cost of license and subscription revenue	$1,694	$589	$4,674	$1,458
Cost of maintenance revenue	469	274	1,376	1,366
Cost of services revenue	4,862	5,721	15,663	17,899
Research and development	6,500	4,919	19,349	17,765
Sales and marketing	4,990	4,731	16,143	14,426
General and administrative	6,266	4,816	18,870	15,843
Total stock-based compensation expense	$24,781	$21,050	$76,075	$68,757

Total unrecognized stock-based compensation expense as of April 30, 2020 related to stock options and Stock Awards is as follows:

	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock Options	$958	0.9
Stock Awards	208,852	2.5
	$209,810

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2019	2,384,673	$85.20	$243,427
Granted	1,367,381	$106.68
Released	(966,699)	$81.50	$95,938
Canceled	(281,212)	$86.19
Balance as of April 30, 2020	2,504,143	$97.52	$227,476
Expected to vest as of April 30, 2020	2,504,143	$97.52	$227,476
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $90.84 and $102.08 on April 30, 2020 and July 31, 2019, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. The PSUs included performance-based conditions and generally vest over a four-year period. The TSR PSUs are subject to total shareholder return rankings of the Company's common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. In select cases, certain TSR PSUs are also subject to performance-based conditions. The Company recognized stock-based compensation related to these performance-based and market-based stock awards of $2.3 million and $2.4 million for the three months ended April 30, 2020 and 2019, respectively, and $9.5 million and $9.5 million for the nine months ended April 30, 2020 and 2019, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2019	216,727	$34.10	5.2	$14,733
Granted	—
Exercised	(88,328)	$34.85		$5,970
Canceled	(3,822)	$10.99
Balance as of April 30, 2020	124,577	$34.28	5.1	$7,046
Vested and expected to vest as of April 30, 2020	124,577	$34.28	5.1	$7,046
Exercisable as of April 30, 2020	109,915	$37.38	4.9	$5,877
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock prices of $90.84 and $102.08 on April 30, 2020 and July 31, 2019, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
*There were no TSR PSUs granted during the three months ended April 30, 2020 and 2019.

The number of TSR PSUs that may ultimately vest will vary based on the performance of the Company’s common stock relative to the shareholder return of the software companies in the S&P Index for a specified period or periods. The Monte Carlo methodology incorporates into the valuation all possible outcomes, including that the Company’s relative performance may result in no shares vesting. As a result, stock-based compensation expense is recognized regardless of the Company's ultimate achievement of the plan’s metrics. The expense will be reversed only in the event that a grantee is terminated prior to satisfying the requisite service period.

For a subset of TSR PSUs, the number of shares that may ultimately vest will vary based on the achievement of certain Company specific financial performance metrics in addition to the Company’s total shareholder return metric noted above. As a result, the expense recognized will fluctuate based on the Company’s estimated financial performance relative to the target financial performance metrics.
Common Stock Reserved for Issuance and Public Equity Offering
As of April 30, 2020 and July 31, 2019, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,167,042 and 82,140,883 shares of common stock were issued and outstanding, respectively. Per the terms of the Company’s 2011 Stock Plan, on January first of each year, an additional number of shares equal to 5% of the number of shares of common stock issued and outstanding on the preceding December 31st may be added to the Company’s 2011 Stock Plan reserve. The Company elected not to increase the number of shares of common stock available for grant under this plan for the calendar year ended December 31, 2019. As of April 30, 2020 and July 31, 2019, the Company had reserved shares of common stock for future issuance as follows:

	April 30, 2020	July 31, 2019
Exercise of stock options to purchase common stock	124,577	216,727
Vesting of stock awards	2,504,143	2,384,673
Shares available under stock plans	23,652,427	24,776,361
Total common stock reserved for issuance	26,281,147	27,377,761

10. Income Taxes
The Company recognized an income tax benefit of $5.4 million and $4.4 million for the three months ended April 30, 2020 and 2019, respectively, and an income tax benefit of $7.8 million and $9.0 million for the nine months ended April 30, 2020 and 2019, respectively. The change in the amount of income tax recorded for the three months ended April 30, 2020 compared to the same period a year ago was primarily due to higher losses recognized during the current fiscal quarter. The change in the amount of income tax recorded for the nine months ended April 30, 2020 compared to the same period a year ago was primarily due to the base erosion and anti-abuse tax ("BEAT") liability of $11.3 million recognized during the nine months ended April 30, 2020, of which $5.4 million relates to the current fiscal year and $5.9 million relates to the prior fiscal year, as a result of regulations issued by the Internal Revenue Service (“IRS”) on December 2, 2019. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was passed on March 27, 2020 and amended a certain provision of the tax law that reduced the Company's BEAT liability by $1.0 million, which was recorded during the three months ended April 30, 2020. The effective tax rate of 15% and 11% for the three and nine months ended April 30, 2020, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, certain non-deductible expenses including executive compensation, and BEAT.

Due to uncertainties in pending tax regulations that existed earlier in the fiscal year and the recent economic impact of COVID-19 during the third fiscal quarter of 2020, the Company has not been able to reliably estimate the overall annual effective tax rate during fiscal year 2020. As a result we have used the actual effective tax rate in calculating our provision for (benefit from) income taxes during the interim periods of fiscal year 2020.
During the three and nine months ended April 30, 2020, unrecognized tax benefits increased by $0.3 million and $1.0 million, respectively. As of April 30, 2020, the Company had unrecognized tax benefits of $6.9 million that, if recognized, would affect the Company’s effective tax rate.
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

The Company’s long-lived assets, including intangibles and goodwill, net by geographic region is as follows (in thousands):

	April 30, 2020	July 31, 2019
Americas	$445,895	$468,545
EMEA	4,942	4,633
APAC	1,532	50
Total	$452,369	$473,228

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
Overview
We provide a technology platform, composed of software, services, and a partner ecosystem, for the global Property and Casualty ("P&C") insurance industry.
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
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision making and product evaluation process is long. These evaluation periods can extend further if the customer purchases multiple products or assesses the benefits of a cloud-based subscription in addition to our more traditional self-managed licensing models. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, efficient operation of our cloud infrastructure, the continued development of relevant local content and the creation of automated tools for updating content. Additionally, we maintain and grow our credibility with each successful implementation.
Historically, we licensed our software under term license contracts. We generally price our licenses based on the amount of direct written premiums (“DWP”) that will be managed by our solutions. Our term license and maintenance fees are typically invoiced annually in advance. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met.
More recently, we have primarily been entering into cloud-based subscriptions with our new and existing customers. Generally, these subscriptions have an initial term of three to five years, and are typically billed annually in advance, although in some instances additional fees may be assessed in arrears as customers increase their DWP. Revenue derived from these subscriptions is recognized ratably over the contractual term beginning after the subscription is effectively provisioned, which is the date our software service is made available to customers. We anticipate that subscriptions will be a majority of annual new sales going forward. As a result of the ratable recognition of revenue associated with subscriptions, a significant shift from term licenses to subscriptions will adversely affect our reported revenue growth. As this sales model matures, we may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands.

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
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, migrating our business towards a subscription model with ratable revenue recognition, increasing the overall adoption of our products, and managing the infrastructure for our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing and new markets, and enable us to maintain a persistent, consultative relationship with our existing customers. Our investments in product development are designed to meet the evolving needs of our customers. Our investments in services and partners are designed to ensure customer success by committing additional resources to both self-managed and cloud-based implementation projects. Our investments in cloud operations are focused on managing the infrastructure for our cloud-based customers in a secure, efficient, and cost-effective manner.
Seasonality
We have experienced seasonal variations in our license and subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Additionally, the adoption of new revenue guidance in fiscal 2019, also referred to as ASC 606, could heighten or change the seasonal impact as our new term licenses and certain renewals are multi-year in nature with more revenue recognized upfront based on the length of the committed term. To a lesser extent, we have seen a modest increase in orders in our second fiscal quarter, which is the quarter ending January 31, due to customer buying patterns. These seasonal patterns, however, may be absent in any given year. For example, in the first quarter of fiscal year 2019, we experienced license revenue growth due to a 10-year term license deal under which revenue was recognized upfront in the first quarter of fiscal year 2019 under ASC 606, which overshadowed the usual positive seasonal impact in our second quarter of fiscal year 2019 and set up a challenging comparable period for the first quarter of fiscal year 2020. On an annual basis, our maintenance revenue, which is recognized ratably, may also be impacted in the event that seasonal patterns change significantly. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The seasonal nature of our sales and the concentration of such sales in our fiscal fourth quarter increases this impact.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19, a pandemic that continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, a vast majority of our employees are working remotely. In addition, many of our existing and potential customers are working remotely, which may delay the timing of new orders and professional services engagements during the three months ended July, 31 2020 and beyond.
Our business and financial results for the third fiscal quarter of 2020 were impacted due to these disruptions, including decreases in annual recurring revenue ("ARR") growth rates, services revenue and margins, free cash flow as a result of an early partial bonus payout, and the change in fair value of a strategic investment. We currently expect that ARR and revenue, especially services revenue, for the fourth fiscal quarter of 2020 will continue to be impacted as a result of the challenges related to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, SI partners and vendors operate. For example, we or our SI partners may not be able to visit customer facilities to make sales visits or to complete implementation engagements.
We currently believe these disruptions are temporary, however, we may continue to be adversely impacted as a result of the pandemic’s global economic impact. We believe that new sales activities are being delayed, not cancelled and implementation engagements are being rescheduled to later periods. Certain marketing events have or will be cancelled or postponed, while others are being hosted virtually. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19, and we may need to increase allowance for doubtful accounts and revenue reserves. Also, a decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. We may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business, including Free Cash Flow and Annual Recurring Revenue ("ARR"). For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures.”
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consists of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow was impacted by a $9.9 million partial early bonus payout during the nine months ended April 30, 2020. This partial early bonus payout was approved by our board of directors in order to support our employees and, in turn, their local economies during the extraordinary situation created by the COVID-19 pandemic. The build out and furnishing of our corporate headquarters in San Mateo, California impacted free cash flow by $13.8 million and $22.2 million for the nine months ended April 30, 2020 and 2019, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources - Cash Flows.”

	Nine Months Ended April 30,
	2020	2019
Net cash provided by (used in) operating activities	$5,907	$13,252
Purchases of property and equipment	(18,966)	(28,746)
Capitalized software development costs	(3,273)	(2,302)
Free cash flow	$(16,332)	$(17,796)

Annual Recurring Revenue
We use Annual Recurring Revenue (“ARR”) to identify the annualized recurring value of active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, maintenance contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and usage arrangements that are not expected to recur (primarily perpetual licenses and services) are excluded. If a customer contract contains invoicing amounts that change over the contract term, then ARR reflects the annualized invoicing amount outlined in the contract for the current reporting period. For example, given a contract with annual invoicing of $1.0 million at the beginning of year one, $2.0 million at the beginning of year two, and $3.0 million at the beginning of year three, and the reporting period is subsequent to year two invoicing and prior to year three invoicing, the reported ARR for that contract would be $2.0 million.

Our reported quarterly ARR results for fiscal year 2020 are based on actual currency rates at the end of fiscal year 2019, held constant throughout the year. ARR was $483 million as of April 30, 2020, up from $460 million as of July 31, 2019.

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

	Three Months Ended April 30,
	2020	As a % of total revenue	2019	As a % of total revenue
	(in thousands, except percentages)
Revenue:
License and subscription	$93,182	56%	$76,218	47%
Maintenance	20,694	12	21,335	13
Services	54,289	32	65,314	40
Total revenue	168,165	100	162,867	100
Cost of revenue:
License and subscription	28,713	17	15,781	10
Maintenance	4,375	3	3,924	2
Services	52,664	31	60,573	38
Total cost of revenue	85,752	51	80,278	50
Gross profit:
License and subscription	64,469	39	60,437	37
Maintenance	16,319	9	17,411	11
Services	1,625	1	4,741	2
Total gross profit	82,413	49	82,589	50
Operating expenses:
Research and development	51,893	30	47,102	29
Sales and marketing	35,235	21	33,301	20
General and administrative	20,885	12	17,953	11
Total operating expenses	108,013	63	98,356	60
Income (loss) from operations	(25,600)	(14)	(15,767)	(10)
Interest income	6,072	3	7,748	5
Interest expense	(4,505)	(3)	(4,327)	(3)
Other income (expense), net	(12,356)	(7)	(617)	—
Income (loss) before provision for (benefit from) income taxes	(36,389)	(21)	(12,963)	(8)
Provision for (benefit from) income taxes	(5,351)	(3)	(4,382)	(3)
Net income (loss)	$(31,038)	(18)%	$(8,581)	(5)%

	Nine Months Ended April 30,
	2020	As a % of total revenue	2019	As a % of total revenue
	(in thousands, except percentages)
Revenue:
License and subscription	$280,559	56%	$257,611	51%
Maintenance	62,781	13	63,602	12
Services	155,293	31	190,443	37
Total revenue	498,633	100	511,656	100
Cost of revenue:
License and subscription	79,541	16	43,850	8
Maintenance	12,153	2	11,746	2
Services	158,510	32	185,970	36
Total cost of revenue	250,204	50	241,566	46
Gross profit:
License and subscription	201,018	40	213,761	43
Maintenance	50,628	11	51,856	10
Services	(3,217)	(1)	4,473	1
Total gross profit	248,429	50	270,090	54
Operating expenses:
Research and development	148,343	30	139,069	27
Sales and marketing	105,590	21	96,793	19
General and administrative	62,723	13	53,839	10
Total operating expenses	316,656	64	289,701	56
Income (loss) from operations	(68,227)	(14)	(19,611)	(2)
Interest income	20,666	4	22,152	4
Interest expense	(13,396)	(3)	(12,858)	(3)
Other income (expense), net	(12,789)	(3)	(958)	—
Income (loss) before provision for (benefit from) income taxes	(73,746)	(16)	(11,275)	(1)
Provision for (benefit from) income taxes	(7,773)	(2)	(9,002)	(2)
Net income (loss)	$(65,973)	(14)%	$(2,273)	1%

Revenue
We derive our revenue from licensing our software applications, subscriptions to our cloud services, providing support, and delivering professional services.
License and Subscription
A majority of our license and subscription revenue consists of term license fees. We also recognize revenue from subscription services and sales of perpetual licenses. A substantial majority of our term licenses have been sold under a two-year initial term with optional annual renewals after the initial term. In certain cases, we have entered into term license arrangements with our customers that have an initial term of more than two years or renewed license arrangements for longer than one year. Term license revenue for the initial term of the customer agreement is generally fully recognized upon delivery of the software. Revenue on renewed license arrangements is recognized for the entire committed renewal period at the beginning of the renewal period, which in the case of multi-year renewals is generally more than the revenue recognized on annual auto-renewals. A portion of revenue is generally recognized prior to billings to customers during the initial term and during multi-year renewals of term licenses.
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
Maintenance
Our maintenance revenue is generally recognized over the committed support term. Our maintenance fees are typically priced as a fixed percentage of the associated license fees. We invoice a majority of our customers annually in advance.
Services
Our services revenue is primarily derived from implementation services performed for our customers, reimbursable travel expenses, and training fees. A substantial majority of our services engagements generate revenue on a time and materials basis and revenue is recognized upon providing our services.

	Three Months Ended April 30,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$62,656	37%	$60,252	37%	$2,404	4%
Subscription	30,078	18	14,691	9	15,387	105%
Perpetual license	448	—	1,275	1	(827)	(65)%
Maintenance	20,694	12	21,335	13	(641)	(3)%
Services	54,289	32	65,314	40	(11,025)	(17)%
Total revenue	$168,165	99%	$162,867	100%	$5,298	3%

	Nine Months Ended April 30,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
License and subscription
Term license	$191,104	38%	$211,205	42%	$(20,101)	(10)%
Subscription	86,916	17	44,779	9	42,137	94%
Perpetual license	2,539	1	1,627	—	912	56%
Maintenance	62,781	13	63,602	12	(821)	(1)%
Services	155,293	31	190,443	37	(35,150)	(18)%
Total revenue	$498,633	100%	$511,656	100%	$(13,023)	(3)%

License and Subscription

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

Term license revenue increased by $2.4 million during the three months ended April 30, 2020, compared to the same period a year ago, primarily due to new multi-year term license deals and multi-year renewal activity of $13.7 million, partially offset by new multi-year term license deals completed in the third quarter of the prior fiscal year, which represented $11.2 million of revenue that did not renew in the current fiscal year because the initial term has not expired.

Term license revenue decreased by $20.1 million during the nine months ended April 30, 2020, compared to the same period a year ago, primarily due to $36.1 million of multi-year term license deals entered into during fiscal year 2019, for which we recognized revenue upfront for the entire initial term. One of those deals was a ten-year term license contract, under which we recognized $14.5 million of term license revenue during the nine months ended April 30, 2019. These decreases were partially offset by renewal activity and new deals executed during the nine months ended April 30, 2020. The current period activity reflects the increase in subscriptions as a percentage of new deals.

Subscription revenue increased by $15.4 million and $42.1 million during the three and nine months ended April 30, 2020, respectively, compared to the same periods a year ago. Increases in the three and nine months ended April 30, 2020 of $12.7 million and $37.4 million, respectively, were related to subscription revenue from orders for our Guidewire InsuranceSuite via Guidewire Cloud that were entered into since the third fiscal quarter of 2019.

Perpetual license revenue accounted for less than 1% of total license and subscription revenue during the three and nine months ended April 30, 2020, respectively. We expect perpetual license revenue to continue to represent a small percentage of our total license and subscription revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Maintenance Revenue

Maintenance revenue associated with term and perpetual licenses decreased by $0.6 million and $0.8 million during the three and nine months ended April 30, 2020, respectively, compared to the same periods a year ago. Maintenance related to subscription arrangements is included in subscription revenue, as maintenance is not quoted or priced separately from the subscription services. As a result, we expect the increase in subscription orders as a percentage of new sales and customers transitioning from term licenses to subscription services will continue to reduce the growth in or result in lower maintenance revenue in the future.

Services Revenue
Services revenue decreased $11.0 million and $35.2 million during the three and nine months ended April 30, 2020, respectively, compared to the same periods a year ago. These decreases were primarily driven by the completion of large Guidewire InsuranceSuite implementations in prior periods, increased involvement by SI's in cloud implementations, and investments we are making in certain customer implementations.
We work closely with our network of third-party SI partners to facilitate new sales and implementations of both our self-managed products and subscription services. We believe this model will continue to serve us well, and we intend to continue to expand our network of SI partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription implementations. Certain initial implementations of Guidewire InsuranceSuite via Guidewire Cloud required greater levels of participation by our services professionals due to our obligation to manage the subscription environment which requires greater familiarity with configurations and integrations. However, certain more recent implementations of Guidewire InsuranceSuite via Guidewire Cloud rely on our SI partners to lead the implementation efforts. As the number of implementations led by our SI partners increase, our services revenue could decrease.
For the fourth fiscal quarter of 2020 and potentially longer, we expect challenges related to COVID-19 will negatively impact services revenue. We also expect modestly higher levels of variability in our services revenue. As we continue to expand into new markets and new product categories, we have, and may continue to, enter into contracts with reduced billing rates, make investments in customer engagements, and enter into fixed price contracts, which may take more effort to complete than originally anticipated.

Cost of Revenue and Gross Profit
Our cost of license and subscription revenue primarily consists of personnel costs for our production services and cloud operations employees, cloud infrastructure costs, amortization of our acquired intangible assets, and royalty fees paid to third parties. Our cost of maintenance revenue primarily consists of personnel costs for our technical support team. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party contractors, and travel-related costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as facilities, information technology support, information security, and other administrative costs to all functional departments based on headcount. As such, these overhead expenses are reflected in cost of revenue and each functional operating expense. Overhead expenses have increased primarily due to the costs related to our new headquarters that commenced in December 2019 and additional information security requirements as we transition to the cloud.
Cost of Revenue:

	Three Months Ended April 30,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$28,713	$15,781	$12,932	82%
Maintenance	4,375	3,924	451	11
Services	52,664	60,573	(7,909)	(13)
Total cost of revenue	$85,752	$80,278	$5,474	7

Includes stock-based compensation of:
Cost of license and subscription revenue	$1,694	$589	$1,105
Cost of maintenance revenue	469	274	195
Cost of services revenue	4,862	5,721	(859)
Total	$7,025	$6,584	$441

	Nine Months Ended April 30,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
License and subscription	$79,541	$43,850	$35,691	81%
Maintenance	12,153	11,746	407	3
Services	158,510	185,970	(27,460)	(15)
Total cost of revenue	$250,204	$241,566	$8,638	4

Includes stock-based compensation of:
Cost of license and subscription revenue	$4,674	$1,458	$3,216
Cost of maintenance revenue	1,376	1,366	10
Cost of services revenue	15,663	17,899	(2,236)
Total	$21,713	$20,723	$990

The $12.9 million increase in cost of license and subscription revenue during the three months ended April 30, 2020, compared to the same period a year ago, was primarily attributable to increases of $8.7 million in personnel costs and $2.7 million in cloud infrastructure costs incurred to support the growth of our subscription and cloud offerings.

The $35.7 million increase in cost of license and subscription revenue during the nine months ended April 30, 2020, compared to the same period a year ago, was primarily attributable to increases of $24.6 million in personnel costs, $7.3 million in cloud infrastructure costs, and $3.7 million in professional services incurred to support our cloud customers and the growth of our subscription and cloud offerings.

We anticipate higher cost of license and subscription revenue as we continue to invest in our cloud operations and add new cloud customers.

Cost of maintenance revenue remained relatively flat during the three and nine months ended April 30, 2020, compared to the same period a year ago.

The $7.9 million and $27.5 million decreases in cost of services revenue during the three and nine months ended April 30, 2020, compared to the same periods a year ago, were attributable to decreases in personnel expenses and third-party consultant costs billable to customers primarily as a result of the completion of certain large Guidewire InsuranceSuite and Guidewire InsuranceNow implementation engagements and, to a lesser extent, lower billable travel expenses resulting from COVID-19 travel restrictions.

We had 761 professional service employees and 335 technical support and licensing operations employees at April 30, 2020 compared to 809 professional services employees and 163 technical support and licensing operations employees at April 30, 2019. The growth in technical support and licensing operations personnel is largely driven by the growing cloud operations team and investments to standardize delivery and support to current and future cloud customers. The decrease in professional services personnel reflects the efforts we have made to train and certify our SI partners to enable their greater involvement in cloud implementations.

Gross Profit:

	Three Months Ended April 30,
	2020		2019		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$64,469	69%	$60,437	79%	$4,032	7%
Maintenance	16,319	79	17,411	82	(1,092)	(6)
Services	1,625	3	4,741	7	(3,116)	(66)
Total gross profit	$82,413	49	$82,589	50	$(176)	—

Our gross profit as a percentage of sales, or gross margin, decreased slightly during the three months ended April 30, 2020, compared to the same period a year ago. The decrease in services gross profit primarily related to investments in certain customer implementations was offset by higher license and subscription gross profit. The higher license and subscription gross profit was a result of higher license and subscription revenue. However, license and subscription gross margin decreased due to our increasing investments required to support our ongoing transition to the cloud.

	Nine Months Ended April 30,
	2020		2019		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
License and subscription	$201,018	72%	$213,761	83%	$(12,743)	(6)%
Maintenance	50,628	81	51,856	82	(1,228)	(2)
Services	(3,217)	(2)	4,473	2	(7,690)	(172)
Total gross profit	$248,429	50	$270,090	54	$(21,661)	(8)
Our gross margin was 50% during the nine months ended April 30, 2020, compared to 54% in the same period a year ago. The decrease in our gross margin was primarily driven by the lower license and subscription gross margins as a result of lower term license revenue and the increasing investments required to support our ongoing transition to the cloud, and, to a lesser extent, lower services gross margins as we make investments in certain customer implementations.
We expect license and subscription gross margins will fluctuate as we continue to invest in our cloud operations, we sign multi-year term licenses or multi-year renewals, our subscription revenue increases, and we experience pricing pressures due to the current economic environment. We expect the increase in subscription orders as a percentage of new sales and customers transitioning from term licenses to subscription services will continue to reduce the growth in or result in lower maintenance profit or gross margin in the future. In addition to the impact of our customer investments, we expect challenges related to COVID-19 will negatively impact services gross margin in the fourth fiscal quarter of 2020 and potentially longer.
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

	Three Months Ended April 30,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$51,893	30%	$47,102	29%	$4,791	10%
Sales and marketing	35,235	21	33,301	20	1,934	6
General and administrative	20,885	12	17,953	11	2,932	16
Total operating expenses	$108,013	63	$98,356	60	$9,657	10

Includes stock-based compensation of:
Research and development	$6,500		$4,919		$1,581
Sales and marketing	4,990		4,731		259
General and administrative	6,266		4,816		1,450
Total	$17,756		$14,466		$3,290

	Nine Months Ended April 30,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$148,343	30%	$139,069	27%	$9,274	7%
Sales and marketing	105,590	21	96,793	19	8,797	9
General and administrative	62,723	13	53,839	10	8,884	17
Total operating expenses	$316,656	64	$289,701	56	$26,955	9

Includes stock-based compensation of:
Research and development	$19,349		$17,765		$1,584
Sales and marketing	16,143		14,426		1,717
General and administrative	18,870		15,843		3,027
Total	$54,362		$48,034		$6,328

Research and Development
Our research and development expenses consist primarily of personnel costs for our technical staff and consultants providing design, programming, and testing services.
The $4.8 million increase in research and development expenses during the three months ended April 30, 2020, as compared to the same period a year ago, was primarily due to an increase in costs related to our personnel and new headquarters of $4.0 million and additional cloud infrastructure costs of $0.7 million that support the development of our subscription offerings, information security requirements, and cloud strategy.
The $9.3 million increase in research and development expenses during the nine months ended April 30, 2020, as compared to the same period a year ago, was primarily due to an increase in costs related to our new headquarters of $6.9 million and additional cloud infrastructure costs of $2.3 million that support the development of our subscription offerings, information security requirements, and cloud strategy.

Our research and development headcount was 749 at April 30, 2020 compared with 709 at April 30, 2019.

We expect our research and development expenses to increase in absolute dollars as we continue to invest in the improvement and functionality of our solutions and to migrate our solutions to the cloud. Research and development expenses may also increase if we pursue acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of personnel costs for our sales and marketing employees. It also includes travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.
The $1.9 million increase in sales and marketing expenses during the three months ended April 30, 2020, compared to the same period a year ago, was primarily attributable to an increase of $3.0 million in personnel costs to sell our products, partially offset by decreases of $0.8 million in marketing and advertising expenses driven by fewer events due to COVID-19 travel restrictions, and $0.5 million in the amortization of acquired intangible assets as they became fully amortized.
The $8.8 million increase in sales and marketing expenses during the nine months ended April 30, 2020, compared to the same period a year ago, was primarily attributable to an increase of $10.2 million in personnel costs to sell our products, partially offset by a $1.2 million decrease in the amortization of acquired intangible assets as they became fully amortized.
Certain commissions are capitalized when earned and amortized over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. Commissions capitalized were $2.6 million and $4.9 million during the three months ended April 30, 2020 and 2019, respectively, and were $5.8 million and $6.1 million during the nine months ended April 30, 2020 and 2019, respectively. Amortization of commissions was $2.2 million and $1.2 million during the three months ended April 30, 2020 and 2019, respectively, and was $5.6 million and $2.3 million during the nine months ended April 30, 2020 and 2019, respectively. The impact of the accounting for commissions is reflected in personnel costs.
Our sales and marketing headcount was 395 at April 30, 2020 compared with 359 at April 30, 2019.
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
The $2.9 million increase during the three months ended April 30, 2020, compared to the same period a year ago, was primarily attributable to increases of $1.9 million in personnel costs and $0.8 million in software and facilities expenses to support our growth.
The $8.9 million increase during the nine months ended April 30, 2020, compared to the same period a year ago, was primarily attributable to increases of $6.5 million in personnel costs and $2.1 million in software and facilities expenses to support our growth.

Our general and administrative headcount was 318 at April 30, 2020 compared with 274 at April 30, 2019. General and administrative headcount includes personnel in information technology support, information security, facilities, and recruiting whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.

Other Income (Expense)

	Three Months Ended April 30,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$6,072	$7,748	$(1,676)	(22)%
Interest expense	(4,505)	(4,327)	(178)	4%
Other income (expense), net	(12,356)	(617)	(11,739)	1,903%

	Nine Months Ended April 30,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$20,666	$22,152	$(1,486)	(7)%
Interest expense	(13,396)	(12,858)	(538)	4%
Other income (expense), net	(12,789)	(958)	(11,831)	1,235%

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments and interest on revenue arrangements with a significant financing component.
Interest income decreased $1.7 million and $1.5 million during the three and nine months ended April 30, 2020, compared to the same periods a year ago, primarily due to lower yields on invested funds.

Interest Expense

Interest expense consists of both stated interest and the amortization of debt discount and issuance costs associated with the $400.0 million aggregate principal amount of our Convertible Senior Notes that were issued in March 2018. The amortization of debt discount and issuance costs are recognized on an effective interest basis. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate have not changed.
Interest expense for the three months ended April 30, 2020 and 2019 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $3.2 million and $3.1 million respectively, and stated interest of $1.3 million in both periods. Interest expense for the nine months ended April 30, 2020 and 2019 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $9.6 million and $9.1 million, respectively, and stated interest of $3.8 million in both periods.

Other Income (Expense), Net

Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. We currently have entities with a functional currency of the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc.

Additionally, changes in the fair value of strategic investments are also included in other income (expense), net.

Other expense, net increased by $11.7 million during the three months ended April 30, 2020, as compared to the same period a year ago primarily due to the $10.7 million change in fair value of our strategic investment and, to a lesser extent, the increase in net currency exchange losses.

Other expense, net increased by $11.8 million during the nine months ended April 30, 2020, as compared to the same period a year ago, primarily due to the $10.7 million change in fair value of our strategic investment and, to a lesser extent, the increase in net currency exchange losses.
Provision for (benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

	Three Months Ended April 30,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(5,351)	$(4,382)	$(969)	22%
Effective tax rate	15%	34%

	Nine Months Ended April 30,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(7,773)	$(9,002)	$1,229	(14)%
Effective tax rate	11%	80%

We recognized an income tax benefit of $5.4 million and $4.4 million for the three months ended April 30, 2020 and 2019, respectively, and an income tax benefit of $7.8 million and $9.0 million for the nine months ended April 30, 2020 and 2019, respectively. The change in the amount of income tax recorded for the three months ended April 30, 2020 compared to the same period a year ago was primarily due to higher losses recognized in the current fiscal quarter. The change in the amount of income tax recorded for the nine months ended April 30, 2020 compared to the same period a year ago was primarily due to the base erosion and anti-abuse tax ("BEAT") liability of $11.3 million recognized during the nine months ended April 30, 2020, of which $5.4 million relates to the current fiscal year and $5.9 million relates to the prior fiscal year, as a result of regulations issued by the Internal Revenue Service ("IRS") on December 2, 2019. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was passed on March 27, 2020 and amended a certain provision of the tax law that reduced our BEAT liability by $1.0 million, which was recorded during the three months ended April 30, 2020. The effective tax rate of 15% and 11% for the three and nine months ended April 30, 2020, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, certain non-deductible expenses including executive compensation, and BEAT.
During the three and nine months ended April 30, 2020, unrecognized tax benefits increased by $0.3 million and $1.0 million, respectively. As of April 30, 2020, we had unrecognized tax benefits of $6.9 million that, if recognized, would affect our effective tax rate.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Gross profit reconciliation:
GAAP gross profit	$82,413	$82,589	$248,429	$270,090
Non-GAAP adjustments:
Stock-based compensation	7,025	6,584	21,713	20,723
Amortization of intangibles	4,805	4,945	14,695	14,835
Non-GAAP gross profit	$94,243	$94,118	$284,837	$305,648

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(25,600)	$(15,767)	$(68,227)	$(19,611)
Non-GAAP adjustments:
Stock-based compensation	24,781	21,050	76,075	68,757
Amortization of intangibles	6,602	7,278	20,511	21,896
Non-GAAP income (loss) from operations	$5,783	$12,561	$28,359	$71,042

Net income (loss) reconciliation:
GAAP net income (loss)	$(31,038)	$(8,581)	$(65,973)	$(2,273)
Non-GAAP adjustments:
Stock-based compensation	24,781	21,050	76,075	68,757
Amortization of intangibles	6,602	7,278	20,511	21,896
Amortization of debt discount and issuance costs	3,244	3,070	9,598	9,083
Changes in fair value of strategic investment(3)	10,672	—	10,672	—
Tax impact of non-GAAP adjustments (1)	(6,559)	(7,586)	(14,645)	(23,860)
Non-GAAP net income (loss)	$7,702	$15,231	$36,238	$73,603

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(5,351)	$(4,382)	$(7,773)	$(9,002)
Non-GAAP adjustments:
Stock-based compensation	3,295	3,676	11,824	11,578
Amortization of intangibles	878	1,271	3,197	3,694
Amortization of debt discount and issuance costs	431	536	1,489	1,540
Changes in fair value of strategic investment(3)	1,418	—	1,418	—
Tax impact of non-GAAP adjustments (1)	537	2,103	(3,283)	7,048
Non-GAAP tax provision (benefit)	$1,208	$3,204	$6,872	$14,858

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.37)	$(0.11)	$(0.80)	$(0.03)
Non-GAAP adjustments:

Stock-based compensation	0.30	0.26	0.92	0.84
Amortization of intangibles	0.08	0.09	0.25	0.27
Amortization of debt discount and issuance costs	0.04	0.04	0.12	0.12
Changes in fair value of strategic investment(3)	0.13	—	0.13	—
Tax impact of non-GAAP adjustments (1)	(0.08)	(0.09)	(0.18)	(0.30)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation (2)	(0.01)	(0.01)	(0.02)	(0.01)
Non-GAAP net income (loss) per share — diluted	$0.09	$0.18	$0.42	$0.89

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares — diluted	83,024,291	81,606,088	82,701,267	81,252,993
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation (2)	486,398	1,031,086	798,189	1,245,769
Pro forma weighted average shares — diluted	83,510,689	82,637,174	83,499,456	82,498,762

(1) Adjustments reflect the impact on the tax benefit (provision) from all non-GAAP adjustments.
(2) Due to the occurrence of a net loss on a GAAP basis, potentially dilutive securities were excluded from the calculation of GAAP net income (loss) per share, as they would have an anti-dilutive effect. However, these shares have a dilutive effect on non-GAAP net income (loss) per share and, therefore, are included in the non-GAAP net income (loss) per share calculation.
(3) Effective the third fiscal quarter of 2020, changes in fair value of strategic investments are excluded from the non-GAAP measures. Prior to the third fiscal quarter of 2020, there have been no changes in fair value of strategic investments in any periods presented.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	April 30, 2020	July 31, 2019
	Amount	Amount
Cash, cash equivalents, and investments	$1,325,961	$1,337,761
Working capital	$1,047,582	$1,102,702

Cash, Cash Equivalents, and Investments

Our cash and cash equivalents are comprised of cash and liquid investments with remaining maturities of 90 days or less from the date of purchase, primarily commercial paper and money market funds. Substantially all of our investments are comprised of corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal and foreign government securities.

As of April 30, 2020, approximately $34.6 million of our cash and cash equivalents were domiciled in foreign jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, commissions, payroll taxes and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year and seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter of the prior year.

We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the level of our sales and marketing activities required to expand into other markets, and the timing and extent of our spending to support our research and development efforts and cloud operations. We also anticipate the possibility of investing in, or acquiring complementary businesses, applications or technologies, which may require the use of significant cash resources and/or additional financing. In the future, we expect to make additional strategic investments.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended April 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$5,907	$13,252
Net cash provided by (used in) investing activities	33,408	(81,957)
Net cash provided by (used in) financing activities	3,077	1,851
Cash Flows from Operating Activities
Net cash provided by operating activities was $5.9 million for the nine months ended April 30, 2020, compared to cash provided by operating activities of $13.3 million during the nine months ended April 30, 2019. This $7.3 million decrease in operating cash provided was primarily attributable to a $38.1 million decrease in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, change in fair value of our strategic investment, and other non-cash items, partially offset by a $30.8 million increase in cash provided by working capital activities, which includes a $9.9 million partial early bonus payout during the nine months ended April 30, 2020. This partial early bonus payout was approved by our board of directors in order to support our employees and, in turn, their local economies during the extraordinary situation created by the COVID-19 pandemic.
Cash Flows from Investing Activities
Net cash provided by investing activities was $33.4 million for the nine months ended April 30, 2020 compared to net cash used in investing activities of $82.0 million for the nine months ended April 30, 2019. The $115.4 million improvement was primarily due to a $106.6 million increase in net cash from available-for-sale securities transactions and a $8.8 million decrease in capital expenditures primarily due to the completion of our new headquarters in San Mateo, California.

Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended April 30, 2020 increased by $1.2 million, as compared to the nine months ended April 30, 2019, primarily because of higher proceeds from option exercises.
Commitments and Contractual Obligations
Our primary contractual obligations consist of our Convertible Senior Notes due in 2025, obligations under leases for our office facilities, and letters of credit we have issued to vendors to guarantee our performance under those arrangements.
See Notes 6, 7 and 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussions of our Convertible Senior Notes, lease commitments, and letters of credit. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2019, except for the new office facilities leases in Dublin, Ireland and Mississauga, Canada that we signed in early March 2020. We have not taken control of these new office facilities as of April 30, 2020. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2019 for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
Through April 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of April 30, 2020 and July 31, 2019. Our cash, cash equivalents, and investments as of April 30, 2020 and July 31, 2019 were $1,326.0 million and $1,337.8 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.2 million and $6.2 million in the market value of our available-for-sale securities as of April 30, 2020 and July 31, 2019, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the nine months ended April 30, 2020 and 2019, we recorded foreign currency losses of $2.1 million and $1.0 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss would be approximately $1.7 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments in financial instruments, as our investments primarily consist of highly liquid investments purchased with a remaining maturity of three years or less. We do not use derivative financial instruments for speculative or trading purposes. However, this current position does not preclude our adoption of specific hedging strategies in the future.

Strategic Investments
Our strategic investments include privately held companies that are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part or all of our initial investment in these companies. We account for these investments at cost minus impairment, if any, plus or minus changes resulting from observable changes in fair value based on orderly transactions for the identical or a similar security of the same issuer. The evaluation is based on information provided by these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies and, as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. We recognized a change in fair value of our strategic investment of $10.7 million as of April 30, 2020 primarily due to liquidity constraints in the current economic environment.
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
Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2020 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to our Business
The recent global COVID-19 outbreak could harm our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, have adversely affected workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including our business, our customers' businesses, and our SI partners' businesses. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19 could affect the ability to travel to customers and prospects, resulting in delays in services delivery, delays in implementations, and interruptions in sales and marketing activity, including Connections, our annual user conference, and harm our business, results of operations, and financial condition. The related impact on the global economy could also decrease technology spending and adversely affect demand for our products. Further, our sales and implementation cycles could increase, resulting in providing contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or in difficulty accurately predicting our financial forecasts. Additionally, our customers may be unable to pay or request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19. As a result these containment measures and related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. The outbreak also presents operational challenges as our entire workforce is currently working remotely and shifting to assisting customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Factors that may affect our results of operations include:

•the impact of market volatility and economic downturns caused by the COVID-19 pandemic on our business and the businesses of our customers and partners;
•our ability to attract new domestic and international customers and renew existing customers;
•seasonal buying patterns of our customers and our ability to sell additional software and services to existing customers;
•the proportion and timing of subscription sales as opposed to term or perpetual software licenses, and the variations in revenue recognition between these contract types;
•changes in contract durations of term software licenses and renewals;

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
•the impact of a recession or any other adverse global economic conditions on our business, including pandemics, trade tariffs, trade agreements, and other uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements or the fulfillment of professional service arrangements;
•fluctuations in foreign currency exchange rates; and
•the effects of inflation or deflation in the economies in which we operate and its impact on our revenues given the multi-year term of certain customer agreements.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. Further, due to multi-year term licenses and multi-year renewals, increased cloud-based subscription services, and other ongoing changes to our business, it is challenging to forecast our quarterly and annual results.
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

We have historically signed a higher percentage of software license orders in the fourth quarter of each fiscal year. We generally see increased new orders in our fourth fiscal quarter, which is the quarter ended July 31st, due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenue has historically been recognized in our fourth fiscal quarter. Since a substantial majority of our license revenue has annual renewals after the initial term of the contract, we expect to continue to experience this seasonality effect in subsequent years. To a lesser extent, we also see increased new orders in our second fiscal quarter, which is the quarter ended January 31st, due to customer buying patterns. Generally, accounting under ASC 606 for revenue recognition has and may continue to heighten or change the seasonal impact on our new term licenses and multi-year term license renewals due to license revenue for the the entire committed term being recognized at the beginning of the agreement.

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
•subscription arrangements generally have ramped invoicing schedules over the initial term but revenue is recognized ratably over the initial term; and
•our term license agreements and multi-year term license renewals generally have annual billing arrangements even though revenue is recognized upfront for the entire committed term.

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

Our revenue is dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. While the composition of our individual top customers will vary from year to year, in fiscal years 2019, 2018, and 2017, our ten largest customers accounted for 31%, 31%, and 26% of our revenue, respectively. Customers for this metric are measured at the parent corporation level, while our total customer count is measured at the purchasing entity level. While we expect this reliance to decrease over time as our revenue and customer base grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if our sales to one or more of these anticipated customers in any particular period are ratable in nature, or if we fail to achieve the required performance or acceptance criteria for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.

If we fail to successfully manage our transition to a business model focused on delivering cloud-based offerings on a subscription basis or fail to meet stipulated service levels with our subscription services, our results of operations could be harmed.

To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. This adjustment to our business model requires a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our transition to cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of license and subscription revenue and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of public infrastructure, may be difficult to predict over time, especially in light of our limited experience with the costs of delivering cloud-based versions of our applications. Furthermore, we may assume greater responsibilities for implementation related services related to subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay its contractually-obligated subscription or service fees.
Revenue under our cloud-based subscription model will generally be recognized ratably over the term of the contract. The transition to ratable revenue recognition will result in lower revenue we otherwise would have recognized in the initial period of the customer agreement than under term license agreements. This effect on recognized revenue may be magnified in any fiscal year due to the concentration of our orders in the fourth fiscal quarter. A combination of increased costs and delayed recognition of revenue would adversely impact our gross and operating margins compared to prior periods. Additionally, the change in our business model and transition of our customers from self-managed licenses to cloud-based subscription services could negatively affect our ability to forecast the timing and amount of our revenues in any period.

In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including, but not limited to, price, security, reliability, performance, customer preference, public concerns regarding privacy, and the enactment of restrictive laws or regulations. We are in the early stages of re-architecting our existing products and developing new products in an effort to offer customers greater choices on how they utilize our software. As our business practices in this area develop and evolve over time, we may be required to revise our current subscription agreements, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including, but not limited to, customer demand, our ability to further develop, manage, and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, and our costs.
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

Our services revenue was 35%, 41%, and 34% of total revenue for fiscal years 2019, 2018, and 2017, respectively. Our services revenue produces lower gross margins than our license and subscription revenue. The gross margin of our services revenue was 2%, 7%, and 7% for fiscal years 2019, 2018, and 2017, respectively, while the gross margin for license and subscription revenue was 83%, 89%, and 94% for fiscal years 2019, 2018, and 2017, respectively. An increase in the percentage of total revenue represented by services revenue, like we experienced in fiscal year 2018 due to acquisitions and the recognition of revenue on certain cloud-based implementations that were completed in prior years, or lower services margins could reduce our overall gross margins and operating margins. Such a trend can be the result of several factors, some of which may be beyond our control, including change in customer demand for our service team involvement in implementation of new products and services, the rates we charge for our services, our ability to bill our customers for all time incurred to complete a project, and the extent to which SI partners are willing and able to provide services, including leading subscription services implementations, directly to customers. Erosion in our services margins would also adversely affect our gross and operating margins. Services margins may erode for a period of time as we work to grow our business and overall revenue; for instance, services margins may erode if we hire and train additional services personnel to support new products including cloud-based services, if we require additional service personnel to support entry into new markets, we enter into fixed fee services arrangements, our services personnel are under utilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without commensurate compensation.

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

We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. For example, the Emerging Issues Task Force of the FASB is considering changes that may impact the revenue guidance for the migration from term licenses to subscription services. In addition, were we to change our critical accounting estimates, including those related to the timing of revenue recognition and those used to allocate revenue between various performance obligations, our reported revenue and results of operations could be significantly impacted. For example, the adoption of ASC 606 introduced may risks including the following:

•investors’ misunderstanding of our business and underlying trends and what they could mean for the underlying success of our business;
•misinterpretation of historic and future trends; and
•mistakes by us in explaining our historical results or new known trends.

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

The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size and terms of the initial contract until very late in the sales cycle which affects our ability to accurately forecast revenue. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize revenue until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.
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

Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, we are closely monitoring the COVID-19 pandemic and its impacts on our business. We currently have formal restrictions on travel in place, which are in accordance with recommendations by the U.S. government and The Centers for Disease Control and Prevention, and our customers, SI partners, and prospects are likewise enacting their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings could affect services delivery, delay implementations, and interrupt sales activity and we cannot predict whether, for how long, or the extent to which the COVID-19 outbreak may adversely affect our business, results of operations, and financial condition.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.

Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them which add complexity to our customer agreements. We have been required to, and may continue to be required to, reduce the average selling price of our products in response to these pressures. If we are unable to avoid reducing our average selling prices, our results of operations could be harmed.

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

Further, Brexit, or other global events such as the recent imposition of various trade tariffs by the United States and China and the COVID-19 pandemic, may continue to create global economic uncertainty, including inflationary pressures, in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seek to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

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

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Global warming trends are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In recent years, for example, parts of the United States suffered extensive damage due to multiple hurricanes and fires and

Australia experienced extensive damage due to fires. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases of new offerings and professional service engagements or to discontinue existing projects.

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

If we or our SI partners do not effectively assist our customers in deploying our products, successfully help our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to renew existing agreements and sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology environment, our customers may depend on our technical support services and/or the support of SI partners or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to sell additional products and services to these customers, a key strategy for the growth of our revenue and profitability. In addition, as we further expand our cloud-based products, our professional services and support organization will face new challenges, including hiring, training, and integrating a large number of new professional services personnel with experience in delivering high-quality support for cloud-based offerings. Further, as we continue to rely on SIs to provide deployment and on-going services, our ability to ensure a high level of quality in addressing customer issues and providing a maintainable and efficient cloud environment could be diminished as we may be unable to control the quality or timeliness of the implementation of our products and services by our SI partners. Our failure to maintain high-quality implementation and support services, or to ensure that SIs provide the same, could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.

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

We believe our future growth also will depend on the retention and expansion of successful relationships with SIs, including with SIs that will focus on products we may acquire in the future. Our SIs as channel partners help us reach additional customers. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of this indirect sales channel which, in some cases, may require the establishment of effective relationships with regional SIs. Although we have established relationships with some of the leading SIs, our products and services may compete directly against products and services that such leading SIs support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to implementing our products, or the quality or timeliness of such implementations, or the effects of the COVID-19 pandemic on our SI partners. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.

If we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage.

Our success depends on our continued ability to develop, introduce, and market new and enhanced versions of our products to meet evolving customer requirements. Because some of our products are complex and require rigorous testing, development cycles can be lengthy, taking us multiple years to develop and introduce new products or provide updates to our existing products. As we expand internationally, our products and services must be modified and adapted to comply with regulations and other requirements of the countries in which our customers do business. Additionally, market conditions may dictate that we change the delivery method of our products or the technology platform underlying our existing products or that new products be developed on different technology platforms, potentially adding material time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenue, if any, from such expenses.

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

Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, including managing employees and contractors remotely, or we may be required to pay increased compensation in order to do so.

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

We derive a significant majority of our revenue and cash flows from our established product offerings, including Guidewire InsuranceSuite, Guidewire InsuranceNow, and our digital and data products. We expect to continue to derive a substantial portion of our revenue from these sources. As such, continued market acceptance of these products is critical to our growth and success. Demand for our products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our products, the timing of development and release of new products by us and our competitors, technological advances that reduce the appeal of our products, changes in regulations that our customers must comply with in the jurisdictions in which they operate, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our products, our business, results of operations, financial condition and growth prospects may be adversely affected.

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
•disruption to our operations caused by epidemics or pandemics, such as COVID-19; and
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general.

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

We have experienced consistent growth and expect to continue to expand our operations, including the number of employees and the locations and scope of our international operations. Additionally, the COVID-19 pandemic and related shelter in-place orders have resulted in our employees and contractors working from home, bringing new challenges to managing our business and work force. This expansion and changing work environment has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products or investments in cloud operations. If we increase the size of our organization without experiencing an increase in sales of our products and services, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations or manage the increase in remote employees, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected, and we may be unable to implement our business strategy.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our applications and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. For example, in fiscal year 2018, the Argentine economy became highly inflationary; however, our Argentina entity continues to have minimal activity through April 30, 2020. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.

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

We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Tax Act and the CARES Act. The U.S. Treasury Department, the IRS, and other standard-setting bodies are expected to continue to interpret or issue guidance on how provisions of the Tax Act, including BEAT, will be applied or otherwise administered. As guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made and the amount of taxes that we may be required to pay could significantly increase.

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

Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, tsunami, fire, flood, epidemic, or pandemic, such as the COVID-19 pandemic, could have a material adverse impact on our business, results of operations, and financial condition. In addition, our information technology systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. To the extent that such disruptions result in delays or cancellations of customer orders or collections, or the deployment or availability of our products, our business, results of operations, and financial condition would be adversely affected.

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

As of April 30, 2020, we had outstanding an aggregate principal amount of $400.0 million of the Convertible Senior Notes. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

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

ITEM 6.  Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 5, 2020
3.2	Amended and Restated Bylaws	8-K	3.1	December 5, 2016
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

Date:	June 3, 2020	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)