Form 10-K
period 2020-07-31
Guidewire Software, Inc.
filed 2020-09-28
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
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
(650) 357-9100
(Registrant’s telephone number, including area code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Common Stock, $0.0001 par value	GWRE	New York Stock Exchange
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $5.5 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2020, the registrant had 83,474,780 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS
The sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:
•growth prospects of the property & casualty (“P&C”) insurance industry and our company;
•the developing market for subscription services and uncertainties attendant on emerging sales and delivery models, including the migration of our existing term license customers to subscription services;
•trends in and timing of future sales, including the mix between license and subscription revenue and seasonality;
•our competitive environment and changes thereto;
•competitive attributes of our software applications and delivery models;
•the timing and number of professional services engagements and the billing rates and utilization of our professional services employees and contractors;
•challenges to further increase sales both in the United States and internationally;
•our research and development and cloud operations investment and efforts;
•expenses to be incurred, and benefits to be achieved, from our acquisitions;
•our gross and operating margins and factors that affect such margins; including costs related to operating, securing and enhancing our subscription services;
•our provision for tax liabilities, judgments related to revenue recognition, and other critical accounting estimates;
•the impact of new regulations and laws, including tax laws and accounting standards;
•our exposure to market risks, including geographical and political events that may negatively impact our customers, partners, and vendors or our business operations;
•the effect of uncertainties related to the global COVID-19 pandemic and U.S. presidential election on U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our customers' and partners' businesses;
•our ability to successfully defend litigation brought against us; and
•our ability to satisfy future liquidity requirements.
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

Item 1.Business

Overview
Guidewire delivers the platform Property and Casualty (“P&C”) insurers trust to engage, innovate, and grow efficiently. Guidewire’s platform combines core operations, digital engagement, analytics, and artificial intelligence (AI) applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success, and assist them in navigating a rapidly changing insurance market.
Our core operational products are InsuranceSuite via Guidewire Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These products are core transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. InsuranceSuite via Guidewire Cloud is a highly configurable and scalable product, delivered as a service and primarily comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be subscribed to separately or together. These applications are optimized for our Guidewire Cloud Platform (GWCP) architecture and leverage our in-house Guidewire Cloud operations team. InsuranceSuite via Guidewire Cloud is designed to support multiple releases a year to ensure that cloud customers remain on the latest version and gain rapid access to our innovation efforts. Additionally, InsuranceSuite via Guidewire Cloud has the ability to embed digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite via Guidewire Cloud. InsuranceNow is a complete, cloud-based application that offers policy, billing, and claims management functionality to insurers that have limited IT resources. InsuranceSuite for self-managed is comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our Guidewire Analytics and AI offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.
Our customers range from some of the largest global insurance companies or their subsidiaries to predominantly national or local insurers that serve specific states and/or regions. Our customer engagement is led by our direct sales team and supported by our system integrator (“SI”) partners. We maintain and continue to grow our sales and marketing efforts globally, and maintain regional sales centers throughout the world.
We sell our cloud-delivered offerings through subscription services and our self-managed products through term licenses. We generally price our products and services based on the amount of direct written premium (“DWP”) that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria is met including providing access to the service. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. We also offer professional services, both directly and through partners, to help our customers deploy, migrate, and utilize our products and platform. Substantially all of our services revenue is billed on a time and materials basis.
We began our principal business operations in 2001.
Industry Background
The P&C insurance industry is large, fragmented, highly regulated, and complex. It is also highly competitive, with insurers competing primarily on product differentiation, pricing options, customer service, marketing and advertising, affiliate programs, and channel strategies.
P&C insurers modernize their transactional core systems to manage key functional areas of P&C insurance, including product definition, underwriting and policy administration, claims management, and billing. Product definition specifies the insurance coverage, pricing, and financial and legal terms of insurance policies. Underwriting and policy administration includes collecting information from potential policyholders, determining appropriate coverages and terms, pricing policies, issuing policies, and updating and maintaining policies over their lifetimes. Claims management includes loss intake, investigation and evaluation of incidents, settlement negotiation, vendor management, litigation management, and payment processing. Billing includes policyholder invoicing, payment collection, and agent commission calculation. We believe insurers that adopt modern core systems can enhance customer experience, operate more efficiently, and introduce innovative products more rapidly.
We believe the P&C insurance industry is experiencing accelerating change in how insurers engage with, sell to, and manage relationships with individual and business customers. Today, P&C insurers are striving to respond to significant changes in their competitive marketplace and the character of the risks they underwrite. The most significant changes include:
•an industry rapidly going through change that requires agility and efficiency from its core systems;
•a rise in customer expectations for digital, omni-channel interaction rather than the traditional agent model;
•a need for 100% digital engagement capabilities;
•a growth in demand for personalized products and services;
•an increase in technology and market-driven changes in vehicular risk;
•demand for coverage of emerging risks such as terrorism, cybersecurity, pandemic, and reputational risk;
•a wealth of data and desire to harness data to improve and grow business;
•advances in the use of data and analytics to better market to and engage with customers, price policies, and manage claims;
•development of opportunities to compete or partner with non-traditional players that offer disruptive technology-based value propositions;
•established industry leaders are facing increased competition from new entrants in the market, including insurtech companies; and
•the introduction and leveraging of new technologies, such as drones, artificial intelligence, the “Internet of Things,” chatbots, and telematics.
Many of these trends have been accelerated as a result of the COVID-19 pandemic. In response to these trends, changes, challenges, and opportunities, we believe that the P&C insurance industry is entering a phase of increasing investment in technology, characterized by investments in systems that increase agility and the growing adoption of new digital engagement and analytics offerings.
While each insurer may have different goals and priorities when pursuing new technology investments, there are several major themes that we believe guide these investments:
•Legacy System Modernization. A significant portion of the market continues to rely on legacy systems. We believe new claims, policy management, and billing systems will continue to be adopted as insurers that rely on legacy systems seek to gain operating efficiencies, expand into new markets and lines of business, and introduce new digital and data offerings.
•Digital Engagement Models. We believe that insurers will need to provide a more intuitive, digital user experience to reduce the risk of customer dissatisfaction and loss. Investment in digital user experience will allow insurers to deepen their engagement with customers and transition from passive and transactional customer interactions to active and advisory relationships. This transition will require investments in software products and services that are designed to model user journeys and enable more frequent, informed, and dynamic interactions between insurers and their customers. We believe these efforts can improve financial performance for insurers through increased lead conversions and lower customer churn.
•Cloud-Delivered Solutions. We believe that increased recognition of the compelling economic benefits of deploying software solutions on public infrastructure combined with increased confidence in the security and reliability of such platforms will cause more insurers to consider cloud-deployed solutions. Insurers benefit from an optimized division of labor and risk, allowing third parties to manage their infrastructure as they focus on competitively differentiating activities.
•Data Driven Decision-Making. Insurers are seeking to explore, visualize, and analyze proprietary and third-party data to optimize decision-making across the insurance lifecycle. We believe that such predictive analytical solutions are most effective when they provide predictive scores and other analytical insights to insurers’ employees as they perform their underwriting and claims management activities. Insurers may also apply data and machine learning to automate certain tasks whenever possible, thereby enabling efficiencies, such as straight-through processing, that lessen the burden on subject matter experts.

•Innovation. Insurers are under pressure to innovate across their product lifecycle in order to grow their business and improve service quality. Examples of focus areas include creating products to target under-insured risks such as cyber, supply chain disruption, and reputational risk and partnering with insurtech providers to streamline operations and improve service to policyholders and agents.
Products
Guidewire is designed to be the platform insurers trust in order to engage, innovate, and grow efficiently. Our platform combines core operations, digital engagement, analytics, and AI applications, so that insurers can increase revenue, reduce operational costs and losses, improve pricing, and engage with a customer base that increasingly demands mobile and automated forms of self-service and communication. We are investing in research and development to accelerate improvements in our products, cloud platform, and marketplace to serve our customers.
Core Operational Products
We offer the following core operational products: Guidewire InsuranceSuite via Guidewire Cloud, Guidewire InsuranceNow, and Guidewire InsuranceSuite for Self-Managed.
Guidewire InsuranceSuite via Guidewire Cloud
Guidewire InsuranceSuite via Guidewire Cloud is comprised of three primary applications (PolicyCenter, BillingCenter, and ClaimCenter) optimized for our Guidewire Cloud Platform (“GWCP”) architecture, including some multi-tenant cloud-native services. We offer several complementary applications designed to work seamlessly with these primary applications. InsuranceSuite via Guidewire Cloud is managed by our internal cloud operations team.
Guidewire PolicyCenter is our flexible underwriting and policy administration application that serves as a comprehensive system-of-record supporting the entire policy lifecycle, including product definition, underwriting, quoting, binding, issuance, endorsements, audits, cancellations, and renewals. Guidewire BillingCenter automates the billing lifecycle, enables the design of a wide variety of billing and payment plans, manages agent commissions, and integrates with external payment systems. Guidewire ClaimCenter is a complete end-to-end claims management solution that offers core claims functionality. These primary applications also include predictive analytics that drive smart decisions, digital engagement, and an ecosystem of partners and insurtechs.
GWCP is a Guidewire-developed architecture layer built on top of Amazon Web Services (“AWS”) that provides specialized cloud services for enterprise applications and analytics. The Guidewire Data Platform is a P&C insurance-specific data repository, built on GWCP, which collects data from internal and external sources to provide analytical insights across the insurance lifecycle for our customers. The Guidewire Data Platform powers all analytical applications. Additionally, we provide tools to automate routine tasks and make tasks self-service to increase our customers’ agility while providing enterprise-grade performance, availability, privacy, and security. In fiscal year 2020, we introduced a number of multi-tenant, cloud-native services that integrate digital experiences and analytics. We expect these cloud-native capabilities to grow and improve over time. Given the specialized needs of the P&C insurance industry, we have developed a scalable cloud architecture that enables isolating each customer’s system of record and database instances. This approach provides our customers with the benefits of cloud-native infrastructure and services and the flexibility to provide differentiated services to their customers.
Subscriptions to cloud services include regular updates to Guidewire software to ensure that Guidewire Cloud customers can easily access our latest innovations. New capabilities are often toggled-off so that customers can activate them at the right time for their businesses. This capability enables our customers to deliver improvements at a steady pace, optimized for their employees and customers.
We take full responsibility for operating our cloud services. Subscriptions include Guidewire Cloud Assurance Services, which provides for review of all configurations and integrations to ensure they follow published standards, best practices and required security methodologies. Furthermore, we monitor application performance and optimize user adoption and experience.
Guidewire InsuranceNow
Guidewire InsuranceNow is a complete, cloud-based platform for P&C insurers in the United States with limited technology resources, that offers policy, billing, and claims management functionality to insurers that increases agility without adding complexity.
Guidewire InsuranceSuite for Self-Managed
Guidewire InsuranceSuite for Self-Managed is comprised of three primary applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners on their premises or in a third-party cloud infrastructure.

Guidewire InsuranceSuite: Complementary Applications
We offer several complementary applications designed to work seamlessly with our core operational products, including:
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
Guidewire Product Content Management
Guidewire Product Content Management provides software tools and standards-based, line-of-business templates to enable insurers to more rapidly introduce and modify products by reducing product configuration and maintenance efforts. Any such product introduction or modification must connect to and incorporate regulatory or industry-standard data and content, such as Insurance Services Office (ISO) or National Council on Compensation Insurance (NCCI) content.
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
Guidewire ClaimCenter Package for the London Market
Guidewire ClaimCenter Package for the London Market supports the claims workflow used by London Market insurers and brokers. Integration of London Market Electronic Claims File (ECF) Write-Back lets insurers perform tasks and interact with the central industry market Claims Loss and Advice Settlement system directly from Guidewire ClaimCenter through message queues.
Digital Engagement
Guidewire Digital Engagement Applications
Our Digital Engagement Applications enable insurers to provide digital experiences to customers, agents, vendors, and field personnel through their device of choice. As consumers increasingly use self-service functions on the internet and on mobile devices, we believe that many of them prefer to interact with their insurance providers digitally and that they expect to have a consistent and efficient transactional experience through multiple channels, whether online, in-person or by phone. Our Digital Engagement Applications also benefit agents and brokers who are seeking to automate business processes with insurers to improve customer service and productivity. In order to provide a holistic experience, Digital Applications are unified with InsuranceSuite.
Guidewire for Salesforce
Guidewire for Salesforce integrates Guidewire core systems with Salesforce for insurance carrier agents and service representatives. It provides customer information regarding their policies and claims.
Analytics and Artificial Intelligence
We offer a variety of applications that allow insurers to uncover hidden opportunities and write more profitable business by enabling a seamless path from data to value.

Guidewire Predictive Analytics
Guidewire Predictive Analytics is a set of cloud-native applications that allow insurers to deliver better business outcomes throughout the insurance lifecycle. By building (or importing) predictive models built from multiple data sets, designing comprehensive solutions, and operationalizing the predictive insights in core platforms, Predictive Analytics enables a smart core system. Applications include Predictive Analytics for Claims and Predictive Analytics for Profitability.
Guidewire Risk Insights
Guidewire Risk Insights is a set of cloud-native applications that allows insurers to assess new and evolving risks. Through a process called “data listening”, Guidewire Risk Insights collects technical and behavioral data from a variety of sources (including public, open-source, proprietary, and third-party) to quantify risk losses and probabilities. Applications include Cyence for Cyber Risk Management, Cyence for Small Business, and Cyence for Personal Cyber.
Guidewire Business Intelligence
Guidewire Business Intelligence is a set of cloud-native applications that allows insurers to measure business performance consistently and accurately. It enables claims, underwriting, sales, and service teams to collaborate and make informed decisions. It also provides P&C insurance industry context around performance measures with comparable peer-insurer benchmarks. Applications include Explore and Compare.
Guidewire DataHub and InfoCenter
Guidewire DataHub is an operational data store that unifies, standardizes, and stores data from the patchwork of insurer’s systems as well as from external sources. It is available for self-managed customers as this functionality is replaced by Cloud Data Platform for InsuranceSuite Cloud customers. Guidewire DataHub also enables insurers to accelerate legacy system replacement.
Guidewire InfoCenter is a business intelligence warehouse for P&C insurers that provides information in easy-to-use formats for business intelligence, analysis, and enhanced decision making. With Guidewire InfoCenter, insurers gain flexible operational insights as well as the ability to optimize their business.
Guidewire Marketplace
The Guidewire Marketplace is where insurers find trusted applications and content that complement the Guidewire platform from our PartnerConnect partners, as well as from Guidewire product and services teams. These applications and content help insurers to rapidly innovate and differentiate their businesses, helping them to build out an ecosystem that best meets their needs. As of July 31, 2020, the Guidewire Marketplace has over 140 partner developed integrations and hundreds of Guidewire developed resources available for download.
Technology
Our platform is designed to assist P&C insurers to grow their business, improve customer and agent engagement, lower operating costs, and improve decision making. We have increased the scope of our platform and business through internal development and acquisitions. This growing scope has required greater investment in the development of application interfaces and shared services necessary to unify the operations and user experience across our applications. To meet the anticipated increased demand for cloud-delivered solutions, we have increased investments to leverage the growing number of technology services provided by Amazon through AWS. The shift to cloud-delivered solutions has also required significant focus in improving our ability to manage and operate our applications since our cloud-based deployments, unlike our self-managed implementations, shift many operational responsibilities to us. Finally, we continue to improve the scalability of our service, which performs millions of complex, business-critical transactions daily. This accuracy must be maintained not only during normal business operations, but also during extraordinary events such as catastrophes, which may result in extremely high transaction volume in a short period of time.
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

Customers
We market and sell our products to a wide variety of global P&C insurers ranging from some of the largest global insurers to national and regional companies. We believe strong customer relationships are a key driver of our success given the long-term nature of our customer engagements and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. As of July 31, 2020, we had more than 340 customers representing over 400 insurance brands, also referred to as insurers, using one or more of our products in 35 countries. We updated our definition of a customer in fiscal year 2020, and it is now defined as entities that have placed orders for our products and services. In some instances, an entity can have multiple insurance brands. Using our updated customer definition, we had approximately the same number of customers as of July 31, 2019.
Strategic Relationships
We have extensive relationships with system integration (“SI”), consulting, technology, and industry partners. Our network of partners has expanded as interest in and adoption of our platform has grown. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our resources on continued innovation and further enhancement of our solutions.
We work closely with our network of third-party SI partners to facilitate new sales and implementations of both our self-managed products and subscription services. Our partnerships with leading SI partners allow us to increase efficiency and scale while reducing customer implementation costs. We continue to invest time and resources to increase the number of qualified consultants employed by our SI partners, develop relationships with new partners in existing and new markets, and ensure that all SI partners are qualified to assist with implementing our products. We believe this model will continue to serve us well, and we intend to continue to expand our network of partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription implementations.
As part of our PartnerConnect alliance program, we have a community of Solution Partners developing integrations that enable software and insurance business solutions to interoperate with our products. As of July 31, 2020, more than 140 of these partner-developed integrations have been validated by us and awarded Ready for Guidewire branding. The Guidewire Marketplace provides our customers with an online forum to learn about and download Ready for Guidewire integrations for use with our products. These integrations help customers reduce implementation risk and effort, and lower the total cost of implementation and operation. The Guidewire Marketplace also empowers customers pursuing innovation initiatives by providing access to a curated collection of insurtech applications. We anticipate expanding the reach of the Guidewire Marketplace.
Sales and Marketing
Consistent with our industry focus and the mission-critical needs our products address, our sales and marketing efforts are tailored to communicate effectively to senior executives within the P&C insurance industry. Our sales, marketing, and executive teams work together to cultivate long-term relationships with current and prospective customers in each of the geographies in which we are active.
Our direct sales team serves as both our exclusive sales channel and our account management function and is organized by geographic region across the Americas, EMEA, and APAC. We augment our sales professionals with a pre-sales team possessing insurance domain and technical expertise, who engage customers to understand their specific business needs and then represent our products through demonstrations tailored to address those needs.
Our marketing team supports sales with competitive analysis and sales tools, while investing to strengthen our brand name and reputation. We participate at industry conferences, are published frequently in the industry press, and have active relationships with all of the major industry analysts. We also host Connections, our annual user conference where customers both participate in and deliver presentations on a wide range of Guidewire and insurance technology topics. We invite potential customers and partners to our user conference, as we believe customer references are a key component of driving new sales. Our strong relationships with leading system integrators enhance our direct sales through co-marketing efforts and by providing additional market validation of the distinctiveness and quality of our offerings.
Research and Development
Our research and development efforts focus on enhancing our products to meet the complex requirements of P&C insurers with a focus on capabilities, operational efficiency, security, and privacy in the cloud. These efforts are intended to help our customers improve their operations; drive greater digital engagement with their customers, agents, and brokers; and gather, store and analyze data to improve business decisions. We also invest significantly in developing our products and services and necessary integrations to meet the market requirements, including regulations, language, currency, and local terminology, of each country or state in which our customers operate. This market-segment specific functionality must be updated regularly in order to stay current with regulatory changes in each market. We rely on a multi-national engineering team, which has grown organically and through acquisitions.
Competition
The software market that caters to the P&C insurance industry is highly competitive and fragmented. Increased spending by insurers on software solutions and the emergence of new platforms that have broadened from core system modernization to new digital engagement and data and analytics solutions have generated significant interest among investors and entrepreneurs. Increased capital allows market participants, or potential market participants such as insurtech companies, to adopt more aggressive go-to-market strategies, improve existing products, introduce new products, develop innovative solutions that disrupt the market, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs, and the introduction of cloud deployed solutions. These factors create an environment of increasing competition. Our current and future competitors vary in size and in the breadth and scope of the products and services they offer. As we expand our product portfolio, we may begin to compete with software and service providers we have not traditionally competed against. Our current competitors include, but are not limited to, internally developed proprietary solutions; P&C insurance software vendors such as Duck Creek, Insurity, Majesco, Prima Solutions, RGI, and Sapiens; and horizontal software vendors such as SAP and Salesforce, who recently acquired Vlocity.
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
Our investments in services and partners are designed to ensure customer success by committing additional resources to both cloud-based and self-managed implementation projects. Our investments in cloud operations are focused on managing the infrastructure for our cloud-based customers in a secure, efficient, and cost-effective manner.
Employees
As of July 31, 2020, we had 2,690 employees, including 758 in professional services, 378 in cloud operations and technical support, 809 in research and development, 399 in sales and marketing, and 346 in general and administrative roles. As of July 31, 2020, we had 1,748 employees in the United States and 942 employees internationally. Our employees in the United States are not represented by a labor union, however, in certain foreign locations, there are workers’ councils that represent our employees. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 2 and Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Seasonality
    We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Additionally, the adoption of new revenue recognition guidance in fiscal year 2019, also referred to as ASC 606, could continue to heighten or change the seasonal impact on us as our new term licenses and multi-year renewals recognize more revenue upfront based on the length of the committed term. Any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs may be impacted. For example, in the first quarter of fiscal year 2019, we experienced license revenue growth due to a 10-year term license deal under which revenue was recognized upfront, which overshadowed the usual positive seasonal impact in our second quarter of fiscal year 2019 and set up a challenging comparable period for the first quarter of fiscal year 2020. On an annual basis, our support revenue, which is recognized ratably, may also be impacted in the event that seasonal patterns change significantly. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fiscal fourth quarter increases this impact.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue and subscription revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. The quarter ending January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas, and New Year’s holidays. The fiscal quarter ending July 31 usually has fewer billable days due to the impact of vacations taken by our professional staff. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
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
Risks Related to our Business
The recent global COVID-19 outbreak, as well as periods of increases or spikes in the number of COVID-19 cases, or future mutations or related strains of the virus in areas in which we operate, could harm our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, have adversely affected workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including our business, our customers' businesses, and our SI partners' businesses. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19 has affected and could further affect the ability to travel to customers and prospects, resulting in delays in services delivery, delays in implementations, and interruptions or modifications in our sales and marketing activities, including Connections, our annual user conference, and harm our business, results of operations, and financial condition. The related impact on the global economy could also decrease technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in providing contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or in difficulty accurately forecasting our financial results. Additionally, our customers may be unable to pay or request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19. As a result of these containment measures and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. The outbreak also presents operational challenges as our entire workforce is currently working remotely and shifting to assisting customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
Factors that may affect our results of operations include:
•the impact of economic downturns and related market volatility caused by the COVID-19 pandemic or the upcoming U.S. presidential election on our business and the businesses of our customers, partners and vendors;
•our ability to attract new domestic and international customers and renew existing customers;
•seasonal buying patterns of our potential customers and our ability to sell additional software and services to existing customers;
•the proportion and timing of subscription sales as opposed to term or perpetual software licenses, and the variations in revenue recognition between these contract types;
•changes in contract durations of term software licenses and renewals;
•increases in costs related to cloud operations, product development, and services;

•our ability to develop and achieve market adoption of cloud-based services, including the impact of our customers transitioning from term software licenses to subscription services;
•erosion in services margins or significant fluctuations in services revenue caused by changing customer demand, negotiated professional services billing rates, or fixed fee contracts;
•our ability to enter into contracts on favorable terms, including terms related to price, payment timing, service levels, acceptance, and product delivery, especially with customers and prospects that possess substantial negotiating leverage and procurement expertise;
•the incurrence of penalties for failing to meet certain contractual obligations, including service levels, product features, and implementation times;
•future accounting pronouncements or changes in accounting rules and our related accounting policies and interpretations;
•our ability to realize expected benefits from our acquisitions;
•reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles;
•the timing of hiring personnel and employee related expenses;
•the impact of a recession or any other adverse global economic condition on our business, including pandemics, trade tariffs, trade agreements, and other uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements or the fulfillment of professional service arrangements;
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs;
•fluctuations in foreign currency exchange rates; and
•the effects of inflation or deflation in the economies in which we operate and its impact on our revenues given the multi-year term of most customer agreements.
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. Further, due to multi-year term licenses and multi-year term license renewals, increased cloud-based subscription services, and other ongoing changes to our business, it is challenging to forecast our quarterly and annual results.
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
We generally see increased new orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenue has historically been recognized in our fourth fiscal quarter. Since a substantial majority of our license revenue has annual renewals after the initial term of the contract, we expect to continue to experience this seasonality effect in subsequent years. Generally, accounting under ASC 606 for revenue recognition has and may continue to heighten or change the seasonal impact on our new term licenses and multi-year term license renewals due to license revenue for the entire committed term being recognized at the beginning of the agreement. Because of the upfront nature of revenue recognition for new multi-year term licenses and multi-year term license renewals, any quarter in which a significant deal of this nature is signed, renewed, cancelled or not renewed when scheduled to do so may be impacted.
We currently anticipate that sales of, and revenue from, subscription services will continue to increase in the future. Subscriptions are recognized ratably over the term of the agreement after provisioning of the service. Over time, this may reduce the impact of our historic revenue seasonality, but in the near term the introduction of proportionally more subscription services into our revenue stream, together with their delayed and ratable recognition, will likely impact quarter over quarter and year-over-year revenue growth comparisons and cash flow because of the ramped nature of the annual installments of these multi-year arrangements. Additionally, Annual Recurring Revenue, or ARR, which reflects the annualized recurring value of active customer contracts at the end of a reporting period, will be impacted by the seasonality of new sales orders, even if the revenue is recognized ratably.
Our quarterly growth in revenue or ARR also may not coincide with new orders or cash flows in a given quarter, which could mask the impact of seasonal variations. This mismatch is primarily due to the following reasons:
•our subscription arrangements are recognized ratably and only a portion of the revenue from an order is recognized in the same fiscal period of the order;
•subscription arrangements generally have ramped invoicing schedules over the initial term but revenue is recognized ratably over the initial term;

•our term license agreements and multi-year term license renewals generally have annual billing arrangements even though revenue is recognized upfront for the entire committed term;
•as customers transition from term license to subscription agreements or as we invest in certain cloud implementations to assist our customers with their migration to our cloud services, the timing of revenue recognition may be impacted by the allocation of revenue between different performance obligations;
•we may enter into license agreements with future product delivery requirements, specified terms for product upgrades or functionality, acceptance terms, or unconditional return rights, which may require us to delay revenue recognition for a period of time; and
•revenue recognition may not occur in the period when the order is placed due to certain revenue recognition criteria not being met, such as delivery of the software or providing access to the subscription services.
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
Seasonal and other variations may cause significant fluctuations in our revenues, ARR, results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.
If we fail to successfully manage our transition to a business model focused on delivering cloud-based offerings on a subscription basis or fail to meet stipulated service levels with our subscription services, our results of operations could be harmed.
To address demand trends in the P&C insurance industry, we offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. This change to our business model requires a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our transition to cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of public infrastructure on which we rely to host our subscription services, may be difficult to predict over time, especially in light of our limited experience with the costs of delivering cloud-based versions of our applications. Furthermore, we may assume greater responsibilities for implementation related services related to subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional products or services, and a customer’s refusal to pay its contractually-obligated subscription or service fees.
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
Further, the metrics we and our investors use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. It may be difficult, therefore, to accurately determine the impact of this transition on our business on a contemporaneous basis, or to clearly communicate the appropriate metrics to our investors. If we are unable to successfully establish these new cloud offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our reputation could suffer and our results of operations could be harmed, which may cause our stock price to decline.
We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenue and ARR, and the loss of any of these customers would significantly harm our business, results of operations, and financial condition.
Our revenue and ARR is dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. While the composition of our individual top customers has and will vary from year to year, in each of fiscal years 2020, 2019, and 2018, our ten largest customers accounted for 31% of our revenue. Additionally, our ten largest customers based on ARR accounted for 29% of total ARR in fiscal year 2020. Customers for these metrics is calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our products and services. While we expect this reliance to decrease over time as our revenue, customer base and subscription services as a percentage of revenue grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if our sales to one or more of these anticipated customers in any particular period are ratable in nature, or if we fail to achieve the required performance or acceptance criteria for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
If our products or cloud-based services experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our cloud services may be perceived as not being secure, customers may reduce the use of or stop using our services, and we may incur significant liabilities. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, and other liabilities for our company. While we have taken and are continually updating our steps to protect the confidential information and customer data to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on, such as AWS, could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement by existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations.

Failure of any of our established products or services to satisfy customer demands or to maintain market acceptance could harm our business, results of operations, financial condition, and growth prospects.
We derive a significant majority of our revenue and cash flows from our established product offerings, including Guidewire InsuranceSuite via Guidewire Cloud, Guidewire InsuranceSuite for self-managed, Guidewire InsuranceNow, and our digital and data products. We expect to continue to derive a substantial portion of our revenue from these sources. As such, continued market acceptance of these products is critical to our growth and success. Demand for our products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our products, the timing of development and release of new products by us and our competitors, the cost and effort to migrate from self-managed products to subscription services, the ease of integrating our software to third-party software and services, technological advances that reduce the appeal of our products, changes in the regulations that our customers must comply with in the jurisdictions in which they operate, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our products, our business, results of operations, financial condition and growth prospects may be adversely affected.
We face intense competition in our market, which could negatively impact our business, results of operations, and financial condition and cause our market share to decline.
The market for our software and services is intensely competitive. The competitors we face in any sale opportunity may change depending on, among other things, the line of business purchasing the software, the application being sold, the geography in which the customer is operating, and the size of the insurance carrier to which we are selling. For example, we are more likely to face competition from small independent firms when addressing the needs of small insurers. These competitors may compete on the basis of price, the time and cost required for software implementation, custom development, or unique product features or functions. Outside of the United States, we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge, and pre-built content applicable to that jurisdiction. We also compete with vendors of horizontal software products that may be customized to address needs of the P&C insurance industry.
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
We expect the intensity of competition to remain high in the future, as the amount of capital invested in current and potential competitors, including insurtech companies, has increased significantly in recent years. As a result, our competitors or potential competitors may develop improved product or sales capabilities, or even a technology breakthrough that disrupts our market. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of, market share would harm our business, results of operations, financial condition, and/or future prospects. Our larger current and potential competitors may be able to devote greater resources to the development, promotion, and sale of their products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenue and profitability.
In addition, the insurance industry is evolving rapidly and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-based solutions, which could reduce demand for our offerings. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. This may increase our costs more than we anticipate and may adversely impact our results of operations.

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
The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size and terms of the initial contract until very late in the sales cycle, which affects our ability to accurately forecast revenue. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize revenue until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.
The implementation and testing of our products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ and third parties’ systems, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our products. Failing to meet the expectations of our customers during the implementation of our products could result in a loss of customers and negative publicity about us and our products and services. Such failure could result from deficiencies in our product capabilities or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional product or services sales or upon renewals of existing licenses, potential reversals of previously recognized revenue, and a customer’s refusal to pay their contractually-obligated license, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, the COVID-19 pandemic has caused sales and implementation cycles to lengthen and has also had other impacts on our business. We currently have formal restrictions on travel in place, which are in accordance with recommendations by the U.S. government and The Centers for Disease Control and Prevention, and our customers, SI partners, and prospects are likewise enacting their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings have affected and could continue to affect services delivery, delay implementations, and interrupt sales activity. We cannot predict whether, for how long, or the extent to which the COVID-19 outbreak may adversely affect our business, results of operations, cash flows and financial condition.

Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.

Our subscription and support revenue was 27% and 21% of total revenue for fiscal years 2020 and 2019, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 42% and 51% for fiscal years 2020 and 2019, respectively, while the gross margin for license revenue was 97% and 98% for fiscal years 2020 and 2019, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may result in erosion of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of the COVID-19 pandemic or other disasters.
Further, our services revenue was 28% and 35% of total revenue for fiscal years 2020 and 2019, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was less than 3% for both fiscal years 2020 and 2019. If we experience an increase in the percentage of total revenue represented by services revenue, like we did in fiscal year 2018 due to acquisitions and other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new products and services, the rates we charge for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of the COVID-19 pandemic or other disasters. Additionally, the failure to improve, or the erosion of, our services margin, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without commensurate compensation.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our customer agreements. We have been required to, and may continue to be required to, reduce the average selling price of our products in response to these pressures. If we are unable to avoid reducing our average selling prices, our results of operations could be harmed.
Our business depends on customers renewing and expanding their license, support, and subscription contracts for our products. A decline in our customer renewals and expansions could harm our future results of operations.
Our customers have no obligation to renew their term licenses or subscriptions after their contract period expires, and these licenses and subscriptions, if renewed, may be done so on less favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their licenses or subscriptions before they expire. We may not accurately predict future trends in customer renewals. In addition, our perpetual license customers have no obligation to renew their support arrangements after the expiration of the initial contractual period. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels due to the macroeconomic environment or other factors, or the sale of their operations to a buyer that is not a current customer.
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
As adoption of our cloud-based services occurs, the amount of customer data, including customer personal information, that we manage, hold, and/or collect continues to increase. In addition, a limited number of our products and services may collect, process, store, and use transaction-level data aggregated across insurers using our common data model.  We anticipate that over time we will continue to expand the use and collection of personal information as greater amounts of such personal information may be transferred from our customers to us and we recognize that personal privacy has become a significant issue in the United States, Europe, and many other jurisdictions where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information.
Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act or the invalidation of the Privacy Shield framework. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our products and services and reduce overall demand.
Furthermore, concerns regarding data privacy and/or security may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our products and services effectively. Even the perception that the privacy and/or security of personal information is not satisfactorily managed, or does not meet applicable legal, regulatory, and other requirements, could inhibit sales of our products or services, and could limit adoption of our solutions, resulting in a negative impact on our sales and results from operations.
Privacy concerns in the European Union are evolving and we may face fines and other penalties if we fail to comply with these evolving standards, and compliance with these standards may increase our expenses and adversely affect our business and results of operations.

On April 27, 2016 the European Union (EU) adopted the General Data Protection Regulation 2016/679 (“GDPR”), that took effect on May 25, 2018. The GDPR applies to any company established in the European Economic Area (“EEA”) and the U.K. as well as to those outside the EEA and the U.K. if they carry out processing of personal data of individuals in the EEA or the U.K. that is related to the offering of goods or services to them or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of personal data, mandatory data breach notification requirements and onerous new obligations on data processors. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with GDPR requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners.

In addition, the GDPR restricts transfers of personal data outside of the EEA and the U.K. to third countries deemed to lack adequate privacy protections, including the U.S., unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU–U.S. data transfers. We are currently certified to the EU-U.S. Privacy Shield. On July 16, 2020, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, but it deemed that the SCCs are valid. However, the ECJ ruled that transfers made pursuant to SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Moreover, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the Swiss-U.S. Privacy Shield to provide adequate protections for transfers of Swiss personal data to the U.S., following the invalidation of the EU-U.S. Privacy Shield by the ECJ. We are currently certified to the Swiss-U.S. Privacy Shield. Until the remaining legal uncertainties regarding how to legally continue transfers pursuant to the SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European and Swiss privacy laws will be sufficient.

We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of such developments and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us.
Given our current transition to more cloud-based services and the current data protection landscape in the EU, we may be subject to greater risk of potential inquiries and/or enforcement actions. We may find it necessary to establish alternative systems to maintain EEA personal data within the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our cloud-based services, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, including fines and harm to our reputation, and adversely affect our ability to offer cloud-based services.

In addition, further to Brexit, the GDPR will continue to apply in the U.K. until the end of the transition period on December 31, 2020. Unless the transitional period is extended, as of January 1, 2021 the GDPR will be brought into U.K. law as the ‘U.K. GDPR’, but there may be further developments about the regulation of particular issues such as U.K.-EU data transfers. We may be required to take steps to ensure the lawfulness of our data transfers, particularly if by the end of the transition period there will not be an European Commission’s adequacy decision regarding the U.K.
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
In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In July 2020, one of our stockholders filed a putative securities class action complaint in the federal court for the Northern District of California, against us and certain of our current or former officers and directors, alleging misstatements and omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5. Although we believe these allegations are without merit and we intend to vigorously defend against the lawsuit, this matter, and any other similar matters, could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, results of operations, and financial condition. Furthermore, we may become the target of additional complaints of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
If we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage.
Our success depends on our continued ability to develop, introduce, and market new and enhanced versions of our products to meet evolving customer requirements. Because some of our products are complex and require rigorous testing, new features, new functionality, and updates to our existing products and services can take us multiple years to develop and bring to market. As we expand internationally, our products and services must be modified and adapted to comply with regulations and other requirements of the countries in which our customers do business. Additionally, market conditions may dictate that we change the delivery method of our products or the technology platform underlying our existing products or that new products be developed on different technology platforms, potentially adding material time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenue, if any, from such expenses.
If we fail to develop new products, enhance our existing products, or migrate our products to the cloud, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality in the cloud. It is critical to our success for us to anticipate changes in technology, industry standards, and customer requirements and to successfully introduce new, enhanced, and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to increase investments in research and development and cloud operations to meet these challenges. Revenue may not be sufficient to support the future product development that is required for us to remain competitive. If we fail to develop products in a timely manner that are competitive in technology and price or develop products that fail to meet customer demands, our market share will decline and our business and results of operations could be harmed. If our research and development efforts do not develop products or features that our customers find valuable, then we might incur impairment charges related to our capitalized software development costs.
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
If we or our SI partners do not effectively assist our customers in deploying our products, successfully help our customers quickly resolve post-deployment issues, assist our customers in migrating from self-managed licenses to subscription services, and provide effective ongoing support, our ability to renew existing agreements and sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology environment, our customers may depend on our technical support services and/or the support of SI partners or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to sell additional products and services to these customers or to transition existing license customers to subscription services, a key strategy for the growth of our revenue and profitability. In addition, as we further expand our cloud-based products, our professional services and support organization will face new challenges, including hiring, training, and integrating a large number of new professional services personnel with experience in delivering high-quality support for cloud-based offerings. Further, as we continue to rely on SI partners to provide deployment, migration, and on-going services, our ability to ensure a high level of quality in addressing customer issues and providing a maintainable and efficient cloud environment could be diminished as we may be unable to control the quality or timeliness of the implementation of our products and services by our SI partners. Our failure to maintain high-quality implementation and support services, or to ensure that SI partners provide the same, could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.
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
General worldwide economic conditions remain unstable and prolonged economic uncertainties or downturns could harm our business operations or financial results. In particular, pursuant to a decision by referendum in June 2016, the United Kingdom (U.K.) voted to withdraw from the European Union (“Brexit”). The U.K. subsequently withdrew from the European Union on January 31, 2020, subject to a transition period that is set to end on December 31, 2020. Brexit has caused significant volatility in global stock markets and fluctuations in currency exchange rates. Brexit has also caused, and may continue to cause, delays in purchasing decisions by our potential and current customers affected by this transition due to the considerable political and economic uncertainty created by Brexit and uncertainty as to the nature of the U.K.’s long-term relationship with the European Union. Brexit may further result in new regulatory and cost challenges to our U.K. and global operations, particularly with respect to data protection. Depending on the market and regulatory effects of Brexit, it is possible that there may be adverse practical or operational implications on our business, and prolonged economic uncertainties or downturns caused by Brexit could harm our business and results of operations. In addition, the upcoming U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally.
Further, other global events such as the imposition of various trade tariffs by the United States and China and the COVID-19 pandemic, have created and may continue to create global economic uncertainty, including inflationary pressures, in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
Furthermore, the increased pace of consolidation in the P&C insurance industry may result in reduced overall spending on our products. Acquisitions of customers or potential customers can delay or cancel sales cycles and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted.
We may expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, including Cyence, a Software-as-a-Service company that applies data science and risk analytics to enable P&C insurers to underwrite “21st century risks” such as terrorism, cybersecurity, and reputational risk, in November 2017. Each of our prior acquisitions was initially dilutive to earnings. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, the timing of revenue from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, may be different than the timing of revenue from existing products. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with existing products. A delay in the recognition of revenue from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
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
Real or perceived errors or failures in our products or implementation services may affect our reputation, cause us to lose customers and reduce sales and renewal rates which may harm our business and results of operations and subject us to liability for breach of warranty claims.
Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Despite testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our product offerings after their introduction. Additionally, our Guidewire Cloud offerings rely on third-party hosting services. Any material disruption or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our services, which could harm our brand and adversely affect our operating results.
We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the implementation or migration of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional product or services sales or upon renewals of existing licenses, potential reversals of previously recognized revenue, or a customer’s refusal to pay its contractually-obligated fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
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
We prepare our consolidated financial statements to conform to United States Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the SEC, FASB, and various bodies formed to interpret and create accounting rules and regulations. New accounting standards, such ASC 606 - Revenue from Contracts with Customers adopted in fiscal year 2019 or ASC 842 - Leases adopted in fiscal year 2020, or the guidance relating to interpretation and adoption of standards could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.
We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. For example, the Emerging Issues Task Force of the FASB is considering changes that may impact the revenue guidance for the migration from term licenses to subscription services. In addition, were we to change our accounting estimates, including those related to the timing of revenue recognition and those used to allocate revenue between various performance obligations, our reported revenue and results of operations could be significantly impacted. For example, the adoption of ASC 606 introduced many risks, including the following:

•investors’ misunderstanding of our business and underlying trends and what they could mean for the underlying success of our business;
•misinterpretation of historic and future trends;
•a divergence between revenue and ARR trends; and
•mistakes by us in explaining our historical results or new known trends.

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
Further, revenue recognition standards require significant judgment and estimates that impact our reported revenue and results of operations. Additionally, reported revenue has and will vary from the ARR and cash flow associated with each customer agreement. This potential difference and variability in the trends of reported amounts may cause volatility in our stock price.

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
In connection with the restatement of our financial results for the fiscal years ended July 31, 2018 and 2017, management identified a material weakness in our internal control over financial reporting related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions as of July 31, 2018. In response, we implemented changes to our processes and controls during fiscal year 2019, which we believe have remediated this material weakness.
Further, we incurred expenses and our management’s attention was also diverted from the operation of our business as a result of the time and attention required to address the remediation of the material weakness in our internal controls. In addition, we cannot assure you that we will not discover other material weaknesses in the future.

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
Our SI partners help us reach additional customers. We believe our future growth also will depend on the retention and expansion of successful relationships with SI partners, including with SI partners that will focus on products we may acquire in the future. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of relationships with SI partners which, in some cases, may require the establishment of effective relationships with regional SI partners. Although we have established relationships with some of the leading SI partners, our products and services may compete directly against products and services that such leading SI partners support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to implementing our products, or the quality or timeliness of such implementations, or the effects of the COVID-19 pandemic on our SI partners. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly our executive officers, sales and marketing personnel, professional services personnel, cloud operations personnel, and software engineers, especially as we transition to a business model focused on delivering cloud-based offerings. Additionally, our stakeholders increasingly expect us to have a culture that embraces diversity and inclusion. Our inability to attract and retain diverse and qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations, and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.
Any one of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executive officers, could significantly delay or prevent us from achieving our business and/or development objectives and could disrupt or materially harm our business. Although we strive to reduce the challenges of any transition, failure to ensure effective transfer of knowledge and a smooth transition could disrupt or adversely affect our business, results of operations, financial condition, and prospects.
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
Our international sales and operations subject us to additional risks that may adversely affect our business, results of operations, and financial condition.
We sell our products and services to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2020, 2019, and 2018, $279.8 million, $272.9 million, and $243.1 million of our revenue, respectively, was from customers outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;
•unique terms and conditions in contract negotiations imposed by customers in foreign countries;
•longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;
•the need to localize our contracts and our products and services for international customers;
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
•increased financial accounting, tax and reporting burdens and complexities;
•weaker protection of intellectual property rights in some countries;
•multiple and possibly overlapping tax regimes;
•government sanctions that may interfere with our ability to sell into particular countries, such as Russia;
•disruption to our operations cause by epidemics or pandemics, such as COVID-19; and
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general.
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
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Global warming trends and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In recent years, for example, parts of the United States suffered extensive damage due to multiple hurricanes and fires and Australia experienced extensive damage due to fires. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases of new offerings and professional service engagements or to discontinue existing projects.
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
We may be obligated to disclose our proprietary source code to our customers, which may limit our ability to protect our intellectual property and could reduce the renewals of our support services.
Our software license agreements typically contain provisions permitting the customer to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for our applicable products in escrow with a third party. Under these escrow agreements, the source code to the applicable product may be released to the customer, typically for its use to maintain, modify, and enhance the product, upon the occurrence of specified events, such as our filing for bankruptcy, discontinuance of our support services, and breaching our representations, warranties, or covenants of our agreements with our customers. Additionally, in some cases, customers have the right to request access to our source code upon demand. Some of our customers have obtained the source code for certain of our products by exercising this right, and others may do so in the future.
Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and may facilitate intellectual property infringement claims against us. It also could permit a customer to which a product’s source code is disclosed to support and maintain that software product without being required to purchase our support services. Each of these could harm our business, results of operations, and financial condition.
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
Incorrect or improper use of our products and services or our failure to properly train customers on how to utilize our products and services could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.
Our products and services are complex and are deployed in a wide variety of network environments. The proper use of our products and services requires training of the customer. If our products or services are not used correctly or as intended, inadequate performance may result. Our products and services may also be intentionally misused or abused by customers or their employees or third parties who are able to access or use our products and services. Because our customers rely on our products, services, and support to manage a wide range of operations, the incorrect or improper use of our products and services, our failure to properly train customers on how to efficiently and effectively use our products and services, or our failure to properly provide support services to our customers may result in negative publicity or legal claims against us. Also, any failure by us to properly provide training or other services to existing customers will likely result in lost opportunities for follow-on and increased sales of our products and services.
In addition, if there is substantial turnover of customer personnel responsible for the use of our products and services, or if customer personnel are not well trained in the use of our products and services, customers may defer the deployment of our products and services, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our products and services, our ability to make additional sales may be substantially limited.
Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, Polish Zloty, Russian Ruble, and Swiss Franc.
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our applications and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. For example, in fiscal year 2018, the Argentine economy became highly inflationary; however, our Argentina entity continues to have minimal activity through July 31, 2020. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.
If tax laws change or we experience adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.
We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The U.S. Treasury Department, the IRS, and other standard-setting bodies are expected to continue to interpret or issue guidance on how provisions of the Tax Act, including the base erosion anti-abuse tax (“BEAT”), will be applied or otherwise administered. As guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made and the amount of taxes that we may be required to pay could significantly increase.
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
Further, we are currently under examination by the California Franchise Tax Board for the state income tax returns filed for fiscal years 2018 and 2017. While we do not believe the audit will have a material impact on our results of operations, financial condition, or cash flows, we can offer no guarantee. If any issues addressed in the tax audit are resolved in a manner not consistent with our expectations, we may be required to adjust our provision for income tax in the period in which such resolution occurs, and our results of operations, financial condition, or cash flows could be harmed.
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
If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.
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

Our amended and restated bylaws designate certain state or federal courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders;
•any action asserting a claim arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•any action asserting a claim that is governed by the internal affairs doctrine (the “Delaware Forum Provision”).
The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), as we are based in the State of California. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the Northern District of California may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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
As of July 31, 2020, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
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
However, recently issued accounting guidance that will be effective for us on August 1, 2022 will no longer permit the use of the treasury stock method. In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. Among other things, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We are currently evaluating the impact of the new guidance on our consolidated financial statements, however, we believe the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes, will adversely affect our diluted earnings per share.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties
Our corporate headquarters in San Mateo, California consists of approximately 189,000 square feet of space leased through December 2029 and our European headquarters in Dublin, Ireland consists of approximately 85,000 square feet of space leased through March 2032. As of July 31, 2020, we also lease facilities for our sales, services, development, operations and administrative activities in various locations in the United States and around the world, including in Bedford, Massachusetts; Birmingham, Alabama; Columbia, South Carolina; Edina, Minnesota; Exton, Pennsylvania; San Diego, California; San Jose, California; Krakow, Poland; Kuala Lumpur, Malaysia; London, United Kingdom; Madrid, Spain; Mississauga, Canada; Paris, France; Sydney, Australia; and Tokyo, Japan.
We believe that our facilities are suitable to meet our current needs. We are evaluating our real estate strategy as it relates to the impact of the COVID-19 pandemic and changing needs of a remote workforce. In the future, we may expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We expect to incur additional expenses in connection with such new or expanded facilities.

Item 3.Legal Proceedings

On July 24, 2020, one of our stockholders filed a putative securities class action complaint in the United States District Court for the Northern District of California, against us and certain of our current or former officers and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and seeks unspecified compensatory damages, interest, and attorneys’ fees and costs Defendants’ time to respond has been extended by agreement of the parties until the court has appointed lead counsel and lead plaintiff and an operative complaint has been identified. The deadline for filing a request to be appointed lead counsel is September 23, 2020. We dispute the claims and intend to defend the lawsuit vigorously.
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

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GWRE”.
On July 31, 2020, the last reported sale price of our common stock on the New York Stock Exchange was $117.66 per share. As of July 31, 2020, we had 45 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite-Total Return Index and S&P Software & Services Select Industry Index for the period from July 31, 2015 through July 31, 2020. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

	7/31/2015	7/31/2016	7/31/2017	7/31/2018	7/31/2019	7/31/2020

Guidewire Software, Inc.	$100.00	$104.32	$122.46	$146.29	$173.24	$199.68
NASDAQ Composite-Total Return Index	$100.00	$102.36	$127.34	$155.53	$167.57	$222.50
S&P Software & Services Select Industry Index	$100.00	$105.91	$127.13	$164.40	$199.30	$235.92

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of shares of our common stock made during the fiscal year ended July 31, 2020.

Item 6.Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Fiscal years ended July 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Total revenue	$742,307	$719,514	$652,849	$509,533	$424,446
Total cost of revenue	338,015	324,350	296,783	191,559	151,834
Total gross profit	404,292	395,164	356,066	317,974	272,612
Income (loss) from operations	(23,886)	1,471	(15,624)	21,861	16,437
Net income (loss)	$(27,198)	$20,732	$(26,743)	$18,072	$14,976
Net income (loss) per share:
Basic	$(0.33)	$0.25	$(0.34)	$0.24	$0.21
Diluted	$(0.33)	$0.25	$(0.34)	$0.24	$0.20
Shares used in computing net income (loss) per share:
Basic	82,855,392	81,447,998	77,709,592	73,994,577	72,026,694
Diluted	82,855,392	82,681,214	77,709,592	75,328,343	73,765,960

	As of July 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cash, cash equivalents, and investments	$1,434,267	$1,337,761	$1,258,100	$687,788	$735,802
Working capital	$1,118,020	$1,102,702	$984,304	$510,873	$588,589
Total assets	$2,364,852	$2,166,963	$1,981,433	$1,078,901	$916,178
Total stockholders’ equity	$1,656,768	$1,574,201	$1,413,616	$888,530	$783,935

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 and the Risk Factors included in Item 1A of Part I of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in July and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended July 31, 2019, filed on September 30, 2019, for reference to discussion of the fiscal year ended July 31, 2018, the earliest of the three fiscal years presented.
Overview
We deliver the platform P&C insurers trust to engage, innovate, and grow efficiently. We combine core operations, digital engagement, analytics, and artificial intelligence (AI) applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.

Our core operational products are InsuranceSuite via Guidewire Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These products are core transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management.

InsuranceSuite via Guidewire Cloud is a highly configurable and scalable product, delivered as a service and primarily comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (GWCP) architecture and leverages our in-house Guidewire Cloud operations team. InsuranceSuite via Guidewire Cloud is designed to support multiple releases a year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite via Guidewire Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite via Guidewire Cloud. InsuranceNow is a complete, cloud-based system that offers policy, billing, and claims management functionality to insurers that have limited IT resources. InsuranceSuite for self-managed is comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners and field personnel. Our Guidewire Analytics and AI offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.

Our customers range from some of the largest global insurance companies or their subsidiaries to predominantly national or local insurers that serve specific states and/or regions. Our customer engagement is led by our direct sales team and supported by our SI partners. We maintain and continue to grow our sales and marketing efforts globally, and maintain regional sales centers throughout the world.
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision-making and product evaluation process is long. These evaluation periods can extend further if the customer purchases multiple products or assesses the benefits of a cloud-based subscription in addition to our more traditional self-managed licensing models. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, efficient operation of our cloud infrastructure, and the continued development of relevant local content and the creation of automated tools for updating content. Additionally, we maintain and grow our credibility with each successful implementation.
We sell our cloud-delivered offerings through subscription services and our self-managed products through term-licenses. We generally price our products and services based on the amount of DWP that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria is met including providing access to the service. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. We also offer professional services, both directly and through partners, to help our customers deploy, migrate, and utilize our products and platform. Substantially all of our services revenue is billed on a time and materials basis.
We have primarily been entering into cloud-based subscription arrangements with our new and existing customers. Generally, these subscriptions have an initial term of three to five years, and are typically billed annually in advance, although in some instances additional fees may be assessed in arrears as customers increase their DWP. Revenue derived from these subscriptions is recognized ratably over the contractual term beginning after the subscription is effectively provisioned, which is the date our service is made available to customers. We anticipate that subscriptions will be a majority of annual new sales going forward. As a result of the ratable recognition of revenue associated with subscriptions, a significant shift from term licenses to subscriptions will adversely affect our reported revenue growth. As this sales model matures, we may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands.
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

Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our services teams and SI partners to meet our customers’ implementation needs. Our services organization is comprised of on-site, near-shore, and off-shore technical experts. The services organization seeks to ensure that teams with the right combination of product and language skills are used in the most efficient way. Our partnerships with leading SI partners allow us to increase efficiency and scale while reducing customer implementation costs. Our extensive relationships with SI partners and industry partners have strengthened and expanded in line with the interest in and adoption of our products and services. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently. We continue to grow our services organization and invest time and resources in increasing the number of qualified consultants employed by our SI partners, developing relationships with new SI partners in existing and new markets, and ensuring that all partners are qualified to assist with implementing our products.
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, migrating our business towards a subscription model with ratable revenue recognition, increasing the overall adoption of our products, and managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business. Our investments in sales and marketing align with our goal of winning new customers in both existing and new markets, and enable us to maintain a persistent, consultative relationship with our existing customers. Our investments in product development are designed to meet the evolving needs of our customers.
Public Offerings
On March 13, 2018, we closed a public offering of 2,628,571 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of our common stock. The public offering price of the shares sold in the offering was $87.50 per share. Our stockholders did not sell any shares in this public offering. Concurrently, we offered and sold $400.0 million aggregate principal amount of our Convertible Senior Notes, including the underwriters’ exercise in full of their option to purchase additional Convertible Senior Notes. Net of issuance costs, we received net proceeds of approximately $220.9 million related to the common stock offering and $387.2 million related to the convertible note offering.

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic that continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, a vast majority of our employees are working remotely. In addition, many of our existing and potential customers are working remotely, which may continue to delay the timing of new orders and professional services engagements in the future.
Our business and financial results since the third fiscal quarter of 2020 have been impacted due to these disruptions, including decreases in annual recurring revenue ("ARR") growth rates, services revenue and margins, operating cash flow as a result of an early partial bonus payout, and the change in fair value of a strategic investment. ARR and revenue, especially services revenue, for the fourth fiscal quarter of 2020 continued to be impacted as a result of the challenges related to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, SI partners and vendors operate. For example, we or our SI partners have not been able to visit customer facilities to make sales visits or to work on implementation engagements since March 2020. These disruptions and their impact on our business and the businesses of our customers, SI partners, and vendors are expected to continue for at least the first half of fiscal year 2021.
We currently believe that we may continue to be adversely impacted as a result of the pandemic’s global economic impact for an unknown period of time. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have or will be cancelled or postponed, while the majority are being hosted virtually, like our annual customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19, and we may need to increase allowance for doubtful accounts and revenue reserves. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the pandemic’s global economic impact could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our products and services based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with GAAP to evaluate and manage our business, including ARR and Free Cash Flow. For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures.”
Annual Recurring Revenue (“ARR”)
We use ARR to identify the annualized recurring value of active customer contracts at the end of a reporting period.  ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and subscription arrangements that are not expected to recur (primarily perpetual licenses and services) are excluded.  If a customer contract contains invoicing amounts that increase over the contract term, then ARR reflects the annualized invoicing amount outlined in the contract for the current reporting period. For example, given a contract with annual invoicing of $1.0 million at the beginning of year one, $2.0 million at the beginning of year two, and $3.0 million at the beginning of year three, and the reporting period is subsequent to year two invoicing and prior to year three invoicing, the reported ARR for that contract would be $2.0 million.
ARR exiting fiscal year 2020 was $514 million based on currency rates at the end of fiscal year 2020, up from $460 million at the end of fiscal year 2019 based on currency rates at the end of fiscal year 2019. Revaluing our ARR at the end of fiscal year 2020 using currency rates at the beginning of fiscal year 2020, our ARR at the end of fiscal year 2020 would be $509 million, or approximately $5 million lower than the ARR reported above.
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consists of purchases of property and equipment, primarily computer hardware, software, leasehold improvements, and capitalized software development costs. Free cash flow was impacted by a $9.9 million partial early bonus payout during the third fiscal quarter of 2020. This partial early bonus payout was approved by our board of directors in order to support our employees and, in turn, their local economies during the extraordinary situation created by the COVID-19 pandemic. The build out and furnishing of our corporate headquarters in San Mateo, California impacted free cash flow by $11.1 million and $23.6 million for the fiscal years ended July 31, 2020 and 2019, respectively. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources - Cash Flows.”

	Fiscal years ended July 31,
	2020	2019
Net cash provided by (used in) operating activities	$113,066	$116,126
Purchases of property and equipment	(21,377)	(44,921)
Capitalized software development costs	(4,283)	(3,936)
Free cash flow	$87,406	$67,269

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of our consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our consolidated financial statements, which are described in Note 1 “The Company and a Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included in this Annual Report on Form 10-K, our revenue recognition policies are particularly critical to fiscal years 2020 and 2019.
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
Our customers have significant negotiating power during the sales process which can and does result in terms and conditions that are different from our standard terms and conditions. When terms and conditions of our customer contracts are not standard, certain negotiated terms may require significant judgment in order to determine the appropriate revenue recognition in accordance with ASC 606.
The estimates and assumptions requiring significant judgment under our revenue policy in accordance with ASC 606 are as follows:
Identification of the contract, or contracts, with the customer
Contracts may be modified to account for changes in contract scope or price. We consider contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications for products and services that are distinct from the existing contract and are priced commensurate with their standalone selling price are treated as separate contracts, and are accounted for prospectively. Contract modifications for products and services that are distinct but are not priced commensurate with their standalone selling price or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, previously recognized revenue may be adjusted.
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

Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of our contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services, or training services. Additionally, as customers transition to subscription services, our customers may be under contract for both self-managed licenses and subscription services for a period of time, which may require an allocation of the transaction price to each performance obligation. Some of our performance obligations, such as support, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, we use the residual method.
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” in the notes to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements adopted, including the dates of adoption, which is incorporated herein by reference.
Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 (ASU 2016-13), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We adopted this standard on August 1, 2020. We have evaluated the impact of adopting the new standard and expect the impact to the consolidated financial statements to be immaterial.
Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC 350-40. We adopted this standard using the prospective approach on August 1, 2020, and the impact of the adoption to the consolidated financial statements will largely depend on the magnitude of implementation costs incurred in our cloud computing arrangements after August 1, 2020.
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently assessing the impact of adopting this standard on the consolidated financial statements.

Other Accounting Pronouncements
Other recent accounting pronouncements that will be applicable to us are not expected to have a material impact on our present or future financial statements.

Results of Operations
The following table sets forth our results of operations for the years presented. The data has been derived from the consolidated financial statements contained in this Annual Report on Form 10-K which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the fiscal years presented. The operating results for any period should not be considered indicative of results for any future period.
At the end of fiscal year 2020, we changed the presentation for revenue and cost of revenue to include subtotals for “subscription and support,” “license,” and “services.” Our presentation in prior fiscal years included subtotals for “license and subscription,” “maintenance” (now referred to as “support”), and “services.” We have reclassified prior period amounts in this report to conform to the current period presentation.
In fiscal year 2019, we began reporting results under ASC 606, using the modified retrospective method. Financial results for reporting periods prior to fiscal year 2019 are presented as previously disclosed in conformity with then existing guidance.

	Fiscal years ended July 31,
	2020	As a % of Total Revenue	2019	As a % of Total Revenue
	(in thousands except percentages)
Revenue:
Subscription and support	$203,473	27%	$150,474	21%
License	331,554	45	320,272	44
Services	207,280	28	248,768	35
Total revenue	742,307	100	719,514	100
Cost of revenue:
Subscription and support	117,158	16	73,597	10
License	11,566	2	7,700	1
Services	209,291	28	243,053	34
Total cost of revenue	338,015	46	324,350	45
Gross profit:
Subscription and support	86,315	11	76,877	11
License	319,988	43	312,572	43
Services	(2,011)	—	5,715	1
Total gross profit	404,292	54	395,164	55
Operating expenses:
Research and development	200,575	27	188,541	26
Sales and marketing	142,420	19	130,751	18
General and administrative	85,183	11	74,401	10
Total operating expenses	428,178	57	393,693	54
Income (loss) from operations	(23,886)	(3)	1,471	1
Interest income	24,705	3	30,182	4
Interest expense	(17,945)	(2)	(17,334)	(2)
Other income (expense), net	(7,205)	(1)	(1,867)	—
Income (loss) before provision for income taxes	(24,331)	(3)	12,452	3
Provision for (benefit from) income taxes	2,867	—	(8,280)	(1)
Net income (loss)	$(27,198)	(3)%	$20,732	4%

Comparison of the Fiscal Years Ended July 31, 2020 and 2019
Revenue
We derive our revenue primarily from delivering cloud-based services, licensing our software applications, providing support, and delivering professional services.
Subscription and Support
A growing portion of our revenue consists of fees for our subscription services, which are generally priced based on the amount of DWP that is managed by our subscription services. Subscription revenue is recognized ratably over the term of the arrangement, beginning at the point in time our provisioning process has been completed and access has been made available to the customer. The initial term of such arrangements is generally from three to five years. Subscription agreements contain optional annual renewals commencing upon the expiration of the initial contract term. A majority of our subscription customers are billed annually in advance.
Our support revenue is generally recognized ratably over the committed support term of the software. Our support fees are typically priced as a fixed percentage of the associated term license fees. We generally invoice support annually in advance.
License
A substantial majority of our license revenue consists of term license fees. Our term license revenue is primarily generated through license fees that are billed annually in advance during the term of the contract, including any renewals. Our term license fees are generally priced based on the amount of DWP that will be managed by our software. Since the beginning of fiscal year 2017, a majority of our term licenses have been sold under a two-year initial term with optional annual renewals after the initial term. However, we do enter into license arrangements that have an initial term of more than two years and renewal terms of more than one year. Term license revenue for the committed term of the customer agreement is generally fully recognized upon delivery of the software or at the beginning of the renewal term.
In a limited number of cases, we license our software on a perpetual basis. Perpetual license revenue is generally recognized upon delivery. We invoice our perpetual license customers either in full at contract signing or on an installment basis.
Services
Our services revenue is primarily derived from implementation services performed for our customers, reimbursable travel expenses, and training fees. A substantial majority of our services engagements are billed monthly in arrears on a time and materials basis and revenue is recognized upon providing our services.

	Fiscal years ended July 31,
	2020		2019		Change
		% of total		% of total
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support revenue:
Subscription	$119,658	16%	$65,050	9%	$54,608	84%
Support	83,815	11	85,424	12	(1,609)	(2)
License revenue:
Term	328,489	44	318,142	44	10,347	3
Perpetual	3,065	1	2,130	—	935	44
Services	207,280	28	248,768	35	(41,488)	(17)
Total revenue	$742,307	100%	$719,514	100%	$22,793	3%
Subscription and Support Revenue
We anticipate subscriptions will continue to represent a majority of annual new deals in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue. If we complete a higher percentage of subscription deals in a given period, our short-term growth rates will be negatively impacted. Due to the seasonal nature of our business, the impact of new orders in the fourth fiscal quarter, our historically largest quarter for new orders, is not reflected in revenues until the following fiscal year.

Subscription revenue increased by $54.6 million, compared to the prior year period, primarily due to the full year impact of orders entered into last fiscal year and new orders entered into during the earlier quarters of this fiscal year for InsuranceSuite via Guidewire Cloud.
Support revenue decreased $1.6 million, compared to the prior year period. Maintenance related to subscription arrangements is included in subscription revenue, as maintenance is not quoted or priced separately from the subscription services. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers transitioning from term licenses to subscription services will continue to reduce the growth in or result in lower support revenue in the future.
License
Term license revenue increased by $10.3 million, compared to the prior year period, primarily due to new term license and multi-year renewal deals of approximately $51 million during fiscal year 2020 compared to new term license and multi-year renewal deals of approximately $37 million during fiscal year 2019, including one ten-year term license contract where we recognized $14.5 million of license revenue. Revenue related to new term licenses and multi-year renewals is generally recognized upfront and have no license revenue in subsequent periods until after the committed term expires. As customers transition from term license to subscription agreements, the timing of revenue recognition will be impacted by allocations of revenue between the license, subscription, and support performance obligations. License revenue growth could be negatively impacted as subscription sales increase as a percentage of total new sales and as customers transition from term licenses to subscription services.
Perpetual license revenue increased by $0.9 million, compared to the prior year, and accounted for approximately 1% of total revenue in fiscal year 2020. We expect perpetual license revenue to continue to represent a small percentage of our total revenue. We also expect perpetual license revenue to remain volatile across periods due to the large amount of perpetual revenue that may be generated from a single customer order in a given period.
Services Revenue
Services revenue decreased $41.5 million, compared to the prior year period. The decrease is primarily driven by the completion of large InsuranceSuite implementations since the end of the prior fiscal year, increased involvement by SI partners in customer cloud implementations, and reduced travel related to travel restrictions associated with the COVID-19 pandemic, given that reimbursable travel expenses are billed at actual amounts incurred.
As the number of implementations led by our SI partners increase, our services revenue could decrease further. We expect challenges related to COVID-19 will also continue to negatively impact services revenue. We expect modestly higher levels of variability in our services revenue in future periods. As we continue to expand into new markets and develop new products and services, we have, and may continue to, enter into contracts with reduced billing rates, make investments in customer engagements, and enter into fixed price contracts, which may impact services revenue and services margins.
Cost of Revenue and Gross Profit
Our cost of subscription and support revenue consists of personnel costs for our cloud operations and technical support teams, cloud infrastructure costs, development of online training curriculum, amortization of our intangible assets, and royalty fees paid to third parties. Our cost of license revenue primarily consists of development of online training curriculum, royalty fees paid to third parties, and amortization of our intangible assets. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party contractors, and travel-related costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology support, information security, facilities, and other administrative costs to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.

Cost of Revenue:

	Fiscal years ended July 31,
	2020		2019		Change
	Amount	% of total revenue	Amount	% of total revenue	($)	(%)
	(In thousands, except percentages)
Cost of revenue:
Subscription and support	$117,158	16%	$73,597	10%	$43,561	59%
License	11,566	2	7,700	1	3,866	50
Services	209,291	28	243,053	34	(33,762)	(14)
Total cost of revenue	$338,015	46%	$324,350	45%	$13,665	4%

Includes stock-based compensation of:
Cost of subscription and support revenue	$7,575		$4,659		$2,916
Cost of license revenue	769		173		596
Cost of services revenue	20,816		22,781		(1,965)
Total	$29,160		$27,613		$1,547

Cost of subscription and support revenue increased by $43.6 million primarily due to increases of $32.0 million in personnel expenses, $8.2 million in cloud infrastructure costs, and $4.8 million in professional services due to our continued investment in our cloud operations to increase operational efficiency and scale for our growing cloud customer base.
We expect our cost of subscription revenue to increase as we continue to invest in our cloud operations to support our growing cloud customer base, to improve efficiencies, and to continuously improve and maintain secure environments. Cost of support revenues are expected to remain flat or slightly decrease over time as term license customers transition to the cloud.
The $3.9 million increase in our cost of license revenue was primarily attributable to increased costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite, partially offset by decreases in amortization of acquired intangible assets. We anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $33.8 million decrease in cost of services was attributable to decreases in personnel expenses and third-party consultant costs billable to customers primarily as a result of the completion of certain large InsuranceSuite and InsuranceNow implementation engagements and, to a lesser extent, lower billable travel expenses resulting from COVID-19 travel restrictions.
We had 378 cloud operations and technical support employees and 758 professional service employees at July 31, 2020 compared to 198 cloud operations and technical support employees and 781 professional services employees at July 31, 2019.
Gross Profit

	Fiscal years ended July 31,
	2020		2019		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
Subscription and support	$86,315	42%	$76,877	51%	$9,438	12%
License	319,988	97	312,572	98	7,416	2
Services	(2,011)	(1)	5,715	2	(7,726)	(135)
Total gross profit	$404,292	54%	$395,164	55%	$9,128	2%
Our gross profit increased $9.1 million, primarily due to growth in our subscription revenue and the execution of multi-year term license and multi-year term license renewal deals in fiscal year 2020. These increases were partially offset by investments in cloud operations and the completion of, and investments in, certain large implementation engagements.
Our gross margin slightly decreased to 54% in fiscal year 2020, as compared to 55% in fiscal year 2019. Gross margin was impacted by lower subscription and support gross margins resulting from increasing investments in cloud operations, and to a lesser extent, lower services gross margins resulting from the completion of certain large customer implementations and the lower utilization of services employees.
We expect subscription and support gross margins will fluctuate as our subscription revenue increases and we continue to invest in our cloud operations. In addition to the impact of our customer investments, we expect challenges related to COVID-19 will negatively impact services gross margin in at least the first half of fiscal 2021 and potentially longer. We expect license gross margin will fluctuate based on changes in revenue due to multi-year term license and multi-year term license renewal deals as cost of license revenue is expected to be relatively flat compared to fiscal 2020.
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

	Fiscal years ended July 31,
	2020		2019		Change
		% of total		% of total
	Amount	revenue	Amount	revenue	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$200,575	27%	$188,541	26%	12,034	6
Sales and marketing	142,420	19	130,751	18	11,669	9
General and administrative	85,183	11	74,401	10	10,782	14
Total operating expenses	$428,178	57%	$393,693	54%	34,485	9

Includes stock-based compensation of:
Research and development	$26,324		$23,421		2,903
Sales and marketing	21,260		19,245		2,015
General and administrative	25,073		21,237		3,836
Total	$72,657		$63,903		8,754

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $12.0 million increase in research and development expenses was primarily due to a $9.4 million increase in personnel costs associated with higher headcount in fiscal year 2020, as well as additional cloud infrastructure costs of $2.9 million in order to support the development of our subscription offerings, information security requirements, and cloud strategy.
Our research and development headcount was 809 as of July 31, 2020 compared with 724 as of July 31, 2019.
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
The $11.7 million increase in sales and marketing expenses was primarily due to increases of $15.1 million in personnel expenses due to higher headcount to sell and market our products and services, including an increase of $4.3 million due to the net amortization of contract acquisition costs (primarily commissions). Contract acquisition costs are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. This increase was partially offset by decreases of $2.5 million due to lower travel expenses resulting from COVID-19 travel restrictions and $1.7 million due to lower amortization of intangible assets.

Our sales and marketing headcount was 399 as of July 31, 2020 compared with 354 as of July 31, 2019.
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
The $10.8 million increase in our general and administrative expenses was primarily attributable to increases in our facilities, personnel, and software expenses to support our growth.
Our general and administrative headcount was 346 as of July 31, 2020 compared with 298 as of July 31, 2019. General and administrative headcount includes personnel in information technology support, information security, facilities, and recruiting whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.
Other Income (Expense)

	Fiscal years ended July 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income	$24,705	$30,182	(5,477)	(18)
Interest expense	$(17,945)	$(17,334)	(611)	4
Other income (expense), net	$(7,205)	$(1,867)	(5,338)	286
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased by $5.5 million in fiscal year 2020, primarily due to lower yields on invested funds.
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
Interest expense for fiscal year 2020 and 2019 consist of non-cash interest expense related to the amortization of debt discount and issuance costs of $12.9 million and $12.2 million respectively, and stated interest of $5.0 million in both periods.
Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. We currently have entities with a functional currency of the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, Polish Zloty, Russian Ruble, and Swiss Franc.
Additionally, changes in the fair value of strategic investments are also included in other income (expense), net.
Other expense, net increased by $5.3 million during fiscal year 2020, as compared to the prior year, primarily due to the $10.7 million reduction in fair value of one of our strategic investments, partially offset by net currency exchange rate gains. In fiscal year 2019, exchange rate movements on monetary assets and monetary liabilities denominated in currencies other than the functional currency of the entity in which the transaction was recorded resulted in a net currency exchange rate loss.
Provision for Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Fiscal years ended July 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$2,867	$(8,280)	11,147	(135)
Effective tax rate	(12)%	(66)%

We recognized an income tax provision of $2.9 million for fiscal year 2020 compared to an income tax benefit of $8.3 million for fiscal year 2019. The fiscal year 2020 income tax provision was primarily due to the BEAT liability, including interest and penalties, of $11.4 million recorded in fiscal year 2020, of which $7.7 million relates to fiscal year 2020 and $3.7 million relates to fiscal year 2019, as a result of regulations issued by the Internal Revenue Service (“IRS”) on December 2, 2019, and subsequent amendments resulting from the CARES Act which was passed on March 27, 2020.
As of July 31, 2020, we had unrecognized tax benefits of $18.0 million that, if recognized, would affect our effective tax rate.
On December 22, 2017, the Tax Act was enacted into law which substantially changed U.S. tax law, including a reduction in the U.S. corporate income tax rate to 21% effective January 1, 2018 and several provisions that may impact us in current and future periods. The Tax Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a BEAT measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Act became effective for us beginning on August 1, 2018.
The effective tax rate of (12)% for fiscal year 2020, differs from the statutory U.S. Federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, change in valuation allowance, certain non-deductible expenses including executive compensation, and BEAT.
Comparison of the Fiscal Years Ended July 31, 2019 and 2018
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 10-K for the fiscal year ended July 31, 2019, filed on September 30, 2019, for the discussion of the comparison of the fiscal year ended July 31, 2019 to the fiscal year ended July 31, 2018, the earliest of the three fiscal years presented in the consolidated financial statements.

Quarterly Results of Operations
The following table sets forth our selected unaudited quarterly financial information for each of the eight fiscal quarters ended July 31, 2020. In management’s opinion, the data below has been prepared on the same basis as the audited consolidated financial statements and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period.

	Fiscal quarters ended
	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018
	(unaudited) (in thousands, except per share amounts)
Total revenue	$243,674	$168,165	$173,458	$157,010	$207,858	$162,867	$168,534	$180,255
Total cost of revenue	87,811	85,752	83,596	80,856	82,784	80,278	79,680	81,608
Total gross profit	155,863	82,413	89,862	76,154	125,074	82,589	88,854	98,647
Income (loss) from operations	44,341	(25,600)	(18,030)	(24,597)	21,082	(15,767)	(6,331)	2,487
Net income (loss)	$38,775	$(31,038)	$(19,944)	$(14,991)	$23,005	$(8,581)	$(1)	$6,309
Income (loss) per share - basic	$0.46	$(0.37)	$(0.24)	$(0.18)	$0.28	$(0.11)	$—	$0.08
Income (loss) per share - diluted	$0.46	$(0.37)	$(0.24)	$(0.18)	$0.28	$(0.11)	$—	$0.08
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
The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below:

	Fiscal years ended July 31,
	2020	2019
Gross profit reconciliation:
GAAP gross profit	$404,292	$395,164
Non-GAAP adjustments:
Stock-based compensation	29,160	27,614
Amortization of intangibles	19,221	19,780
Non-GAAP gross profit	$452,673	$442,558

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(23,886)	$1,471
Non-GAAP adjustments:
Stock-based compensation	101,817	91,516
Amortization of intangibles	26,834	29,113
Non-GAAP income (loss) from operations	$104,765	$122,100

Net income (loss) reconciliation:
GAAP net income (loss)	$(27,198)	$20,732
Non-GAAP adjustments:
Stock-based compensation	101,817	91,516
Amortization of intangibles	26,834	29,113
Amortization of debt discount and issuance costs	12,886	12,194
Changes in fair value of strategic investment (1)	10,672	—
Tax impact of non-GAAP adjustments (2)	(19,243)	(33,678)
Non-GAAP net income (loss)	$105,768	$119,877

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$2,867	$(8,280)
Non-GAAP adjustments:
Stock-based compensation	16,453	15,800
Amortization of intangibles	4,334	5,033
Amortization of debt discount and issuance costs	2,080	2,117
Changes in fair value of strategic investment (1)	1,418	—
Tax impact of non-GAAP adjustments (2)	(5,042)	10,728
Non-GAAP tax provision (benefit)	$22,110	$25,398

Net income (loss) per share reconciliation:
GAAP net income (loss) per share - diluted	$(0.33)	$0.25
Non-GAAP adjustments:
Stock-based compensation (1)	1.23	1.11
Amortization of intangibles (1)	0.33	0.35
Amortization of debt discount and issuance costs (2)	0.16	0.16
Changes in fair value of strategic investment (1)	0.13	—
Tax impact of non-GAAP adjustments (2)	(0.23)	(0.42)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation (3)	(0.03)	—
Non-GAAP net income (loss) per share - diluted	$1.26	$1.45

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares - diluted	82,855,392	82,681,214
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation (3)	834,002	—
Pro forma weighted average shares - diluted	83,689,394	82,681,214

(1) Effective the third fiscal quarter of 2020, changes in fair value of strategic investments are excluded from non-GAAP measures. Prior to the third fiscal quarter of 2020, there were no changes in fair value of strategic investments in any periods presented.

(2) Adjustments reflect the tax benefit (provision) resulting from all non-GAAP adjustments.
(3) Due to the occurrence of a net loss on a GAAP basis, potentially dilutive securities were excluded from the calculation of GAAP net income (loss) per share, as they would have an anti-dilutive effect. However, these shares have a dilutive effect on non-GAAP net income (loss) per share and, therefore, are included in the non-GAAP net income (loss) per share calculation.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	July 31, 2020	July 31, 2019
Cash, cash equivalents, and investments	$1,434,267	$1,337,761
Working capital	$1,118,020	$1,102,702
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
As of July 31, 2020, approximately $43.4 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable and annual bonus payments, as well as payments of payroll, commissions, payroll taxes, and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and pay seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter.
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. We may also invest in or acquire complementary businesses, applications, or technologies, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (in thousands):

	Fiscal years ended July 31,
	2020	2019
Net cash provided by (used in) operating activities	$113,066	$116,126
Net cash provided by (used in) investing activities	$(5,801)	$(301,433)
Net cash provided by (used in) financing activities	$4,955	$3,954
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $3.1 million in fiscal year 2020 as compared to fiscal year 2019. The decrease in operating cash was primarily attributable to a $15.3 million decrease in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, change in fair value of our strategic investments, and other non-cash items, partially offset by a $12.3 million increase in cash provided by working capital activity as compared to the same period a year ago, which was driven by $21.3 million in higher collections from customers, partially offset by a $9.9 million partial early bonus payout during the third fiscal quarter ended April 30, 2020.

This partial early bonus payout was approved by our board of directors in order to support our employees and, in turn, their local economies during the extraordinary situation created by the COVID-19 pandemic.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $295.6 million in fiscal year 2020 as compared to fiscal year 2019. The decrease in net cash used in investing activities was primarily due to a decrease of $274.6 million in net cash flows from marketable securities transactions and a $23.2 million decrease in capital expenditures primarily due to the completion of construction and furnishing of our new headquarters in San Mateo, California, partially offset by the purchase of $2.2 million in new strategic investments.
Cash Flows from Financing Activities
Net cash provided by financing activities was $5.0 million in fiscal year 2020, as compared to $4.0 million in fiscal year 2019. The increase of $1.0 million in net cash provided by financing activities was because of higher proceeds from option exercises.
Comparison of the Fiscal Years Ended July 31, 2019 and 2018
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” located in our 10-K for the fiscal year ended July 31, 2019, filed on September 30, 2019, for the discussion of the comparison of fiscal year ended July 31, 2019 to the fiscal year ended July 31, 2018, the earliest of the three fiscal years presented in the consolidated financial statements.
Contractual Obligations
The following summarizes our contractual obligations as of July 31, 2020 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Long-term debt (1)	$5,000	$10,000	$410,000	$—	$425,000
Royalty obligations (2)	2,755	2,627	—	—	5,382
Purchase commitments (3)	67,494	35,428	3,073	—	105,995
Operating lease obligations (4)	15,660	33,995	31,945	78,886	160,486
Total	$90,909	$82,050	$445,018	$78,886	$696,863
(1)Long-term debt consists of principal and interest payments on our Convertible Senior Notes. The $400 million in principal is due in March 2025.
(2)Royalty obligations primarily represent our obligations under our non-cancellable agreements related to certain revenue-generating agreements.
(3)Purchase commitments consist of agreements to purchase goods and services, entered into in the ordinary course of business for which a penalty could be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.
(4)Lease obligations primarily represent payments required under our non-cancellable lease agreements for our corporate headquarters and worldwide offices through 2032.

Additionally, we have unrecognized tax benefits of $23.7 million as of July 31, 2020. We are unable to estimate when any cash settlement with a taxing authority might occur.
Off-Balance Sheet Arrangements
Through July 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of July 31, 2020, and 2019. Our cash, cash equivalents, and investments as of July 31, 2020 and 2019 were $1,434.3 million and $1,337.8 million, respectively, and consisted primarily of cash, money market funds, corporate debt securities, U.S. government and agency securities, commercial paper, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.6 million and $6.2 million in the market value of our available-for-sale securities as of July 31, 2020 and 2019, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, Polish Zloty, Russian Ruble, and Swiss Franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our contracts with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. For the fiscal year ended July 31, 2020, we recorded a net foreign currency gain of $4.1 million as other income (expense) in our consolidated statements of operations due to currency exchange rate movements. For the fiscal year ended July 31, 2019, we recorded a foreign currency loss of $1.9 million as other income (expense) in our consolidated statements of operations due to currency exchange rate movements. We expect to continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss would be approximately $11.2 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.

Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments in financial instruments, as our investments consist primarily of highly liquid investments purchased with a remaining maturity of three years or less. We do not use derivative financial instruments for speculative or trading purposes. However, this current position does not preclude our adoption of specific hedging strategies in the future.
Our strategic investments in privately held securities are in various classes of equity and convertible debt that may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital.

Item 8.Financial Statements and Supplemental Data

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Guidewire Software, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of August 1, 2019 due to the adoption of FASB Accounting Standards Codification No. 842, Leases.

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
Critical Audit Matter
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
Evaluation of revenue related to software licensing arrangements and subscriptions to cloud services with non-standard terms
As discussed in Notes 1 and 2 to the consolidated financial statements, revenue was derived principally from software licensing arrangements, subscriptions to cloud services, and implementation and other professional services. The Company recognized total revenue of $742.3 million for the year ended July 31, 2020. The Company’s software licensing arrangements generally have a two-year initial term and subscriptions to cloud services generally have a three to five-year term, with a customer option to renew on an annual basis after the initial term. Consideration for software licensing arrangements and subscriptions to cloud services is typically billed in advance on an annual basis over the term.
We identified the evaluation of revenue from software licensing arrangements and subscriptions to cloud services with non-standard terms and conditions as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s assessment of the impact on revenue recognition of non-standard terms and conditions, specifically, the identification and evaluation of the accounting impact of contract modifications related to software licensing term extensions, and arrangements that provide a customer with the ability to transition from a software licensing arrangement to a subscription to cloud services during the contractual term.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the identification and evaluation of software licensing arrangements and subscriptions to cloud services with non-standard terms and conditions. We tested certain software licensing arrangements and subscriptions to cloud services by reading the underlying customer agreements and evaluating the Company’s assessment of the contractual terms and conditions in accordance with revenue recognition requirements. Specifically, this included an evaluation of the Company’s identification and assessment of non-standard terms and conditions that could give rise to special accounting consideration.

/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Santa Clara, California
September 25, 2020

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2020	July 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$366,969	$254,101
Short-term investments	766,527	870,136
Accounts receivable, net of allowances of $1,276 and $1,441, respectively	114,242	138,443
Unbilled accounts receivable, net	49,491	36,728
Prepaid expenses and other current assets	45,989	35,566
Total current assets	1,343,218	1,334,974
Long-term investments	300,771	213,524
Unbilled accounts receivable, net	34,737	9,375
Property and equipment, net	65,235	65,809
Operating lease assets	103,797	—
Intangible assets, net	39,708	66,542
Goodwill	340,877	340,877
Deferred tax assets, net	101,565	90,308
Other assets	34,944	45,554
TOTAL ASSETS	$2,364,852	$2,166,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,634	$34,255
Accrued employee compensation	58,547	73,365
Deferred revenue, net	118,311	108,304
Other current liabilities	25,706	16,348
Total current liabilities	225,198	232,272
Lease liabilities	119,408	—
Convertible senior notes, net	330,208	317,322
Deferred revenue, net	14,685	23,527
Other liabilities	18,585	19,641
Total liabilities	708,084	592,762
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2020 and 2019; 83,461,925 and 82,140,883 shares issued and outstanding as of July 31, 2020 and 2019, respectively	$8	$8
Additional paid-in capital	1,499,050	1,391,904
Accumulated other comprehensive loss	(5,246)	(7,758)
Retained earnings	162,956	190,047
Total stockholders’ equity	1,656,768	1,574,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,364,852	$2,166,963

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2020	2019	2018
Revenue:
Subscription and support	$203,473	$150,474	$110,738
License	331,554	320,272	275,606
Services	207,280	248,768	266,505
Total revenue	742,307	719,514	652,849
Cost of revenue:
Subscription and support	117,158	73,597	45,134
License	11,566	7,700	5,101
Services	209,291	243,053	246,548
Total cost of revenue	338,015	324,350	296,783
Gross profit:
Subscription and support	86,315	76,877	65,604
License	319,988	312,572	270,505
Services	(2,011)	5,715	19,957
Total gross profit	404,292	395,164	356,066
Operating expenses:
Research and development	200,575	188,541	171,657
Sales and marketing	142,420	130,751	124,117
General and administrative	85,183	74,401	75,916
Total operating expenses	428,178	393,693	371,690
Income (loss) from operations	(23,886)	1,471	(15,624)
Interest income	24,705	30,182	13,281
Interest expense	(17,945)	(17,334)	(6,442)
Other income (expense), net	(7,205)	(1,867)	509
Income (loss) before provision for income taxes	(24,331)	12,452	(8,276)
Provision for (benefit from) income taxes	2,867	(8,280)	18,467
Net income (loss)	$(27,198)	$20,732	$(26,743)
Net income (loss) per share:
Basic	$(0.33)	$0.25	$(0.34)
Diluted	$(0.33)	$0.25	$(0.34)
Shares used in computing net income (loss) per share:
Basic	82,855,392	81,447,998	77,709,592
Diluted	82,855,392	82,681,214	77,709,592

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended July 31,
	2020	2019	2018
Net income (loss)	$(27,198)	$20,732	$(26,743)
Other comprehensive income (loss):
Foreign currency translation adjustments	518	(1,841)	(1,567)
Unrealized gains (losses) on available-for-sale securities	2,138	2,956	(596)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	(669)	(573)	233
Reclassification adjustment for realized gains (losses) included in net income (loss)	632	(552)	(22)
Total other comprehensive income (loss)	2,619	(10)	(1,952)
Comprehensive income (loss)	$(24,579)	$20,722	$(28,695)

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2017	75,007,625	$8	$828,415	$(5,796)	$65,903	$888,530
Net income (loss)	—	—	—	—	(26,743)	(26,743)
Issuance of common stock upon exercise of stock options	150,924	—	2,013	—	—	2,013
Issuance of common stock upon vesting of Restricted Stock Units ("RSUs")	1,255,605	—	—	—	—	—
Issuance of common stock for Cyence acquisition	1,568,973	—	117,457	—	—	117,457
Public offering, net of issuance cost	2,628,571	—	220,948	—	—	220,948
Equity component of convertible senior notes, net of issuance cost	—	—	74,562	—	—	74,562
Purchase of capped calls	—	—	(37,200)	—	—	(37,200)
Stock-based compensation	—	—	89,176	—	—	89,176
Foreign currency translation adjustment	—	—	—	(1,567)	—	(1,567)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(363)	—	(363)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(22)	—	(22)
Adoption of new accounting standard (ASU 2016-09)	—	—	1,009	—	85,816	86,825
Balance as of July 31, 2018	80,611,698	$8	$1,296,380	$(7,748)	$124,976	$1,413,616
Net income (loss)	—	—	—	—	20,732	20,732
Issuance of common stock upon exercise of stock options	301,901	—	3,954	—	—	3,954
Issuance of common stock upon vesting of RSUs	1,276,252	—	—	—	—	—
Cancellation of common stock for Cyence acquisition	(48,968)	—	—	—	—	—
Stock-based compensation	—	—	91,570	—	—	91,570
Foreign currency translation adjustment	—	—	—	(1,841)	—	(1,841)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	2,383	—	2,383
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(552)	—	(552)
Adoption of new accounting standard (Topic 606)	—	—	—	—	44,339	44,339
Balance as of July 31, 2019	82,140,883	$8	$1,391,904	$(7,758)	$190,047	$1,574,201
Net income (loss)	—	—	—	—	(27,198)	(27,198)
Issuance of common stock upon exercise of stock options	132,573	—	4,955	—	—	4,955
Issuance of common stock upon vesting of RSUs	1,188,469	—	—	—	—	—
Stock-based compensation	—	—	102,191	—	—	102,191
Foreign currency translation adjustment	—	—	—	518	—	518
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,469	—	1,469
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	632	—	632
Adoption of new accounting standard (ASU 2018-02)	—	—	—	(107)	107	—
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,198)	$20,732	$(26,743)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,641	39,953	35,611
Amortization of debt discount and issuance costs	12,886	12,194	4,512
Stock-based compensation	101,817	91,516	89,614
Charges to bad debt and revenue reserves	367	670	1,062
Deferred income tax	(11,859)	(13,998)	14,150
Amortization of premium (accretion of discount) on available-for-sale securities, net	(1,882)	(7,757)	(1,418)
Changes in fair value of strategic investment	10,672	—	—
Other non-cash items affecting net income (loss)	739	189	—
Changes in operating assets and liabilities:
Accounts receivable	23,878	(15,057)	(40,832)
Unbilled accounts receivable	(38,125)	(17,341)	—
Prepaid expenses and other assets	(8,672)	(16,251)	(2,737)
Operating lease assets	(10,784)	—	—
Accounts payable	(1,209)	(5,521)	16,794
Accrued employee compensation	(15,624)	13,825	9,230
Deferred revenue	1,165	(9,628)	32,358
Lease liabilities	18,678	—	—
Other liabilities	15,576	22,600	8,858
Net cash provided by (used in) operating activities	113,066	116,126	140,459
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(1,280,755)	(1,209,312)	(859,657)
Sales of available-for-sale securities	134,050	77,204	74,118
Maturities of available-for-sale securities	1,168,720	879,532	390,025
Purchases of property and equipment	(21,377)	(44,921)	(9,398)
Capitalized software development costs	(4,283)	(3,936)	(2,613)
Acquisitions of business, net of acquired cash	—	—	(130,059)
Purchases of strategic investments	(2,156)	—	—
Net cash provided by (used in) investing activities	(5,801)	(301,433)	(537,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	387,239
Proceeds from issuance of common stock, net of issuance costs	—	—	220,948
Purchase of capped calls	—	—	(37,200)
Proceeds from issuance of common stock upon exercise of stock options	4,955	3,954	2,013
Net cash provided by (used in) financing activities	4,955	3,954	573,000
Effect of foreign exchange rate changes on cash and cash equivalents	648	(1,686)	(1,911)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,868	(183,039)	173,964
CASH AND CASH EQUIVALENTS—Beginning of period	254,101	437,140	263,176
CASH AND CASH EQUIVALENTS—End of period	$366,969	$254,101	$437,140
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,036	$—
Cash paid for income taxes, net of tax refunds	$4,888	$4,557	$4,744
Accruals for purchases of property and equipment	$343	$10,763	$1,508
Accruals for capitalized software development costs	$406	$298	$189

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies and Estimates

Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which combines core operations, digital engagement, analytics, and artificial intelligence (AI) applications. The Company’s technology platform supports core insurance operations, including underwriting and policy administration, claim management and billing; insights into data that can improve business decision making; and digital sales, service and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.

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

Reclassification
For the fiscal year ended July 31, 2020, the Company changed the presentation for revenue and cost of revenue to include subtotals for “subscription and support,” “license,” and “services.” The Company’s presentation in prior fiscal years included subtotals for “license and subscription,” “maintenance” (now referred to as “support”), and “services.” Accordingly, prior period amounts have been reclassified to conform to the current period presentation in the Company's consolidated financial statements and the accompanying notes.

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

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period in which the transactions occur. The effects of foreign currency translations are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of the recording entity are included in other income (expense) in the consolidated statements of operations.

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

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. All investments are recorded at fair value with unrealized holding gains and losses included in accumulated other comprehensive income (loss) in the consolidated balance sheets.
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

Software Development Costs
Certain development costs related to software delivered to customers (“self-managed software”) incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Costs incurred subsequent to the establishment of technological feasibility have not been material and, therefore, all software development costs related to self-managed software have been charged to research and development expense in the accompanying consolidated statements of operations as incurred.
For qualifying costs incurred for computer software developed for internal use, which includes software used to deliver subscription services exclusively through the cloud, the Company begins to capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, capitalized costs are amortized to cost of revenue over the estimated useful lives of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s consolidated statements of operations. Capitalized software development costs are recorded in property and equipment on the Company’s consolidated balance sheets.

Leases
On August 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 842: Leases (“ASC 842”) using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Under ASC 842, the Company determines if an arrangement is a lease at inception of the agreement. If an arrangement is determined to be a lease, an operating lease asset, also known as a right-of-use asset, and lease liability are recorded based on the present value of lease payments over the lease term. In connection with determining the present value of the lease payments, the Company considers only payments that are fixed and determinable at the time of commencement, including non-lease components that are fixed throughout the lease term. Variable components of the lease payments such as utilities and maintenance costs, are expensed as incurred and not included in determining the present value of the lease liability. As the Company's leases generally do not provide an implicit rate, the Company's incremental borrowing rate, calculated based on available information at the lease commencement date, is used in determining the present value of the lease payments. The Company's incremental borrowing rate is a hypothetical rate based on the Company's understanding of its credit rating. The Company's lease term used to calculate the lease liability and operating lease asset includes options to extend or terminate the lease if it is reasonably certain the Company will exercise that option. Operating lease assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is reflected in the consolidated statements of operations in each of the cost of revenue and operating expense categories.
The Company also enters into agreements to sublease unoccupied office space. Any sublease payments received in excess of the straight-line rent expense related to the subleased space are recorded as an offset to operating expenses over the sublease term.
Operating leases are included in operating lease assets, other current liabilities, and lease liabilities on the consolidated balance sheets.

Impairment of Long-Lived Assets, Intangible Assets, and Goodwill
The Company evaluates its long-lived assets, consisting of property and equipment, operating lease assets, and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amount of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the assets over the estimated fair value of the assets.
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
Public Offering and Convertible Senior Notes
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments, accounts receivable, and unbilled accounts receivable. The Company maintains its cash, cash equivalents, and investments with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded on the consolidated balance sheets are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
No customer individually accounted for 10% or more of the Company’s revenue for the years ended July 31, 2020, 2019 and 2018. As of July 31, 2020 and 2019, no customer accounted for 10% or more of the Company’s total accounts receivable.
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
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from licensing arrangements for its software, subscriptions to its cloud services, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), which the Company adopted on August 1, 2018.
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
Contracts may be modified to account for changes in contract scope or price. The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications for products and services that are distinct from the existing contract and are priced commensurate with their standalone selling price are treated as separate contracts, and are accounted for prospectively. Contract modifications for products and services that are distinct but are not priced commensurate with their standalone selling price or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, previously recognized revenue may be adjusted.
Identification of the performance obligation in the contract
Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both:
i.capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from the Company or third parties, and
ii.distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract.

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
The Company generates revenue from the following sources, which represent the performance obligations of the Company:
i.Subscription services related to the Company’s Software-as-a-Service (“SaaS”) offerings, including hosting;
ii.Support activities that consist of email and phone support, bug fixes, and unspecified software updates and upgrades released when, and if, available during the support term;
iii.Self-managed software licenses related to term or perpetual agreements; and
iv.Services related to the implementation and configuration of the Company’s software, reimbursable travel, and training.
Subscriptions are typically sold with a three- to five-year initial term with a customer option to renew on an annual basis after the initial term. Term licenses generally have a two-year initial term with a customer option to renew on an annual basis after the initial term. In certain circumstances, the Company will enter into term licenses with an initial term of more than two years or a renewal period longer than one year. Support for term licenses follows the same contract periods. Professional services typically are time and materials contracts that last for an average period of approximately one year.
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
The Company elected the practical expedient to evaluate whether a significant financing component exists when the contract term is greater than one year and the timing of revenue recognition occurs in advance of invoicing. This timing difference occurs when control of the software license is transferred at a point in time, usually at the contract onset, but the customer payments occur over time. A significant financing component generally does not exist under the Company’s standard contracting and billing practices. For example, the Company’s typical time-based licenses have a two-year initial term with the final payment due at the end of the first year.
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services, or training services. Additionally, as customers transition to subscription services, customers may be under contract for both self-managed licenses and subscription services for a period of time, which may require an allocation of the transaction price to each performance obligation. Some of the Company’s performance obligations, such as support, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.
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
Performance obligations satisfied over a period of time
Subscriptions, support activities, and professional service arrangements comprise the majority of distinct performance obligations that are satisfied over a period of time.
Subscription arrangements
Revenue from subscription arrangements is recognized ratably over the subscription period using a time-based measure of progress as customers receive the benefits from their subscriptions over the contractually agreed-upon term. The Company’s subscription arrangements are generally three to five years in duration. Consideration from subscription arrangements is typically billed in advance on an annual basis over the contract period.
Support activities
Revenue from support activities associated with self-managed licenses is a stand-ready obligation, which is recognized over the contractually agreed-upon term using a time-based measure of progress as customers receive benefits from the availability of support technicians over the support period. Consideration for support activities is typically billed in advance on an annual basis. The Company’s support activities are consistently priced as a percentage of the associated self-managed software license.
Services
Revenue from professional service arrangements is recognized over the service period as the underlying services are performed.
In substantially all of the Company’s professional service contracts, services are separately identifiable performance obligations for which related revenue and costs are recognized according to when each service obligation is delivered. Substantially all professional services engagements are billed and recognized on a time and materials basis. In select situations, the Company will contract professional services on a fixed fee basis, where the Company generally recognizes services revenue over time, using an input method. The measure of progress of the professional services being provided under these fixed fee arrangements is based on hours incurred compared to estimates of the total hours to complete the performance obligation.
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
Balance Sheet Presentation
Contracts with customers are reflected in the consolidated balance sheets as follows:
•Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of the allowance for doubtful accounts and revenue reserves as part of current assets in the consolidated balance sheets.
•Unbilled accounts receivable, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of self-managed software licenses to customers up-front, but invoices customers annually over the term of the license. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the consolidated balance sheets and the anticipated due date of the underlying receivables. It is presented net of the allowance for doubtful accounts, if applicable, in the consolidated balance sheets. Under ASC 606, this balance represents contract assets.
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
•Deferred revenue, net represents amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related products or services have not been transferred to the customer. Deferred revenue that will be realized during the 12-month period following the date of the consolidated balance sheets is recorded as current. The remaining deferred revenue is recorded as non-current. Under ASC 606, this balance represents contract liabilities.
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
Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract and the expected amortization period is greater than one year. Contract costs are classified as either current or non-current based on the duration of time remaining between the date of the consolidated balance sheets and the anticipated amortization date of the associated costs. Capitalized customer acquisition costs related to software licenses, subscriptions, and support services are amortized over the anticipated period of time that such goods and services are expected to be provided to a customer, which the Company estimates to be approximately five years. The amortization of customer acquisition costs is classified as a sales and marketing expense in the consolidated statement of operations.
Costs to fulfill a contract, or fulfillment costs, are only capitalized if they relate directly to a contract with a customer, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. Fulfillment costs would be generally amortized over the same period of time as the customer acquisition costs. The amortization of fulfillment costs is classified as a cost of revenue in the consolidated statement of operations.
Warranties
The Company generally provides a warranty for its software products and services to its customers for periods ranging from three to twelve months. The Company’s software products are generally warranted to be free of defects in materials and workmanship under normal use and to substantially perform as described in published documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer’s remedy is generally limited to a refund of the fees paid for the nonconforming product or services. Warranty expense has been insignificant to date.
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the years ended July 31, 2020, 2019 and 2018.

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
Leases (Topic 842): Leases
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

The Company elected the package of practical expedients permitted under the transition guidance, such that, for any leases that existed prior to August 1, 2019, the Company did not reassess the lease classification, whether contracts are or contain embedded leases, and the capitalization of initial direct costs. The Company also elected to combine lease and non-lease components for all leases and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statement of operations on a straight-line basis over the lease term.
Upon adoption, the Company recognized total operating lease assets of $93.0 million, with corresponding lease liabilities of $111.7 million in the consolidated balance sheets. The operating lease assets include adjustments for prepayments and lease incentives. The adoption did not impact opening retained earnings.
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
2.Revenue

Disaggregation of Revenue
Revenue by revenue type and by geography is as follows (in thousands):

	Fiscal year ended July 31, 2020
	Subscription and support	License	Services	Total

United States	$139,059	$174,183	$149,297	$462,539
Canada	18,216	36,184	4,595	58,995
Other Americas	4,454	6,374	7,780	18,608
Total Americas	161,729	216,741	161,672	540,142
United Kingdom	6,942	36,185	5,397	48,524
Other EMEA	19,544	43,988	26,389	89,921
Total EMEA	26,486	80,173	31,786	138,445
Total APAC	15,258	34,640	13,822	63,720
Total revenue	203,473	331,554	207,280	742,307

	Fiscal year ended July 31, 2019
	Subscription and support	License	Services	Total

United States	$100,136	$179,726	$166,724	$446,586
Canada	11,171	26,329	9,469	46,969
Other Americas	4,450	6,576	7,092	18,118
Total Americas	115,757	212,631	183,285	511,673
United Kingdom	6,844	21,648	11,504	39,996
Other EMEA	12,118	47,119	37,153	96,390
Total EMEA	18,962	68,767	48,657	136,386
Total APAC	15,755	38,874	16,826	71,455
Total revenue	150,474	320,272	248,768	719,514

	Fiscal year ended July 31, 2018
	Subscription and support	License	Services	Total

United States	$71,864	$154,259	$183,606	$409,729
Canada	9,116	21,974	14,501	45,591
Other Americas	3,834	7,680	7,640	19,154
Total Americas	84,814	183,913	205,747	474,474
United Kingdom	6,279	22,033	8,341	36,653
Other EMEA	7,543	35,443	32,192	75,178
Total EMEA	13,822	57,476	40,533	111,831
Total APAC	12,102	34,217	20,225	66,544
Total revenue	110,738	275,606	266,505	652,849
No country other than those listed above accounted for more than 10% of revenue during the years ended July 31, 2020, 2019 and 2018.
Revenue by major product or service type is as follows (in thousands):

	Fiscal years ended July 31,
	2020	2019	2018
Subscription and Support
Subscription	119,658	65,050	33,401
Support	83,815	85,424	77,337
License
Term license	$328,489	$318,142	$263,793
Perpetual license	3,065	2,130	11,813
Services	207,280	248,768	266,505
Total revenue	$742,307	$719,514	$652,849
Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the consolidated balance sheets as follows (in thousands):

	July 31, 2020	July 31, 2019
Unbilled accounts receivable, net	84,228	46,103
Contract costs, net	34,809	30,390
Deferred revenue, net	132,996	131,831

Unbilled accounts receivable
During the fiscal year ended July 31, 2020, the Company entered into new term licenses and multi-year term license renewals with committed terms ranging from two to five years that resulted in approximately $30.3 million of unbilled accounts receivable as of July 31, 2020. During the fiscal year ended July 31, 2019, the Company entered into a ten-year term license that resulted in $8.5 million of unbilled accounts receivable as of July 31, 2020 and accounted for more than 10% of unbilled accounts receivable as of July 31, 2020 and July 31, 2019.
As of July 31, 2020 and 2019, there was no allowance for doubtful accounts associated with unbilled accounts receivable.

Contract costs
The current portion of contract costs of $9.6 million and $7.0 million is included in prepaid and other current assets on the Company’s consolidated balance sheets as of July 31, 2020 and 2019, respectively. The non-current portion of contract costs of $25.2 million and $23.4 million is included in other assets on the Company’s consolidated balance sheets as of July 31, 2020 and 2019. The Company amortized $9.9 million and $5.5 million of contract costs during the fiscal year ended July 31, 2020 and 2019, respectively.
Deferred revenue
During the fiscal year ended July 31, 2020, the Company recognized revenue of $102.7 million related to the Company’s deferred revenue balance reported as of July 31, 2019.
Performance Obligations
The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied, also known as remaining performance obligations, was $587.9 million as of July 31, 2020. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations amount as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$242,153	$202	$(81)	$242,274
Commercial paper	222,578	—	—	222,578
Corporate bonds	474,646	3,448	(38)	478,056
U.S. Government bonds	68,332	476	—	68,808
Asset-backed securities	58,564	306	—	58,870
Certificates of deposit	56,296	—	—	56,296
Money market funds	231,063	—	—	231,063
Total	$1,353,632	$4,432	$(119)	$1,357,945

	July 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$55,904	$4	$(29)	$55,879
Commercial paper	239,333	—	—	239,333
Corporate bonds	666,087	1,612	(111)	667,588
U.S. Government bonds	130,530	94	(29)	130,595
Certificates of deposit	50,796	—	—	50,796
Money market funds	115,711	—	—	115,711
Total	$1,258,361	$1,710	$(169)	$1,259,902

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time that individual securities have been in an unrealized loss position (in thousands):

	July 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$34,195	$(81)	$—	$—	$34,195	$(81)
Corporate bonds	21,238	(38)	—	—	21,238	(38)
Total	$55,433	$(119)	$—	$—	$55,433	$(119)

As of July 31, 2020, the Company had 21 investments in a gross unrealized loss position. The unrealized losses on its available-for-sale securities were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The Company neither intends to sell, nor does it believe it will need to sell, these securities before recovering the associated unrealized losses. The Company does not consider any portion of the unrealized losses at July 31, 2020 to be other-than-temporarily impaired, nor are any unrealized losses considered to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive (income) loss. The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	July 31, 2020
	Less Than 12 Months	12 to 36 Months	Total
U.S. Government agency securities	$110,089	$132,185	$242,274
Commercial paper	222,578	—	222,578
Corporate bonds	358,175	119,881	478,056
U.S. Government bonds	63,773	5,035	68,808
Asset-backed securities	25,448	33,422	58,870
Certificates of deposit	47,048	9,248	56,296
Money market funds	231,063	—	231,063
Total	$1,058,174	$299,771	$1,357,945
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

Available-for-sale investments

The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$60,584	$—	$60,584
Money market funds	231,063	—	—	231,063
Total cash equivalents	231,063	60,584	—	291,647
Short-term investments:
U.S. Government agency securities	—	110,089	—	110,089
Commercial paper	—	161,994	—	161,994
Corporate bonds	—	358,175	—	358,175
U.S. Government bonds	—	63,773	—	63,773
Asset-backed securities	—	25,448	—	25,448
Certificates of deposit	—	47,048	—	47,048
Total short-term investments	—	766,527	—	766,527
Long-term investments:
U.S. Government agency securities	—	132,185	—	132,185
Corporate bonds	—	119,881	—	119,881
U.S. Government bonds	—	5,035	—	5,035
Asset-backed securities	—	33,422	—	33,422
Certificates of deposit	—	9,248	—	9,248
Total long-term investments	—	299,771	—	299,771
Total	$231,063	$1,126,882	$—	$1,357,945

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Commercial paper	$—	$56,132	$—	$56,132
Corporate bonds	—	4,398	—	4,398
Money market funds	115,712	—	—	115,712
Total cash equivalents	115,712	60,530	—	$176,242
Short-term investments:
U.S. Government agency securities	—	39,166	—	39,166
Commercial paper	—	183,201	—	183,201
Corporate bonds	—	477,169	—	477,169
U. S. Government bonds	—	123,600	—	123,600
Certificates of deposit	—	47,000	—	47,000
Total short-term investments	—	870,136	—	870,136
Long-term investments:
U.S. Government agency securities	—	16,713	—	16,713
Corporate bonds	—	186,021	—	186,021
U.S. Government bonds	—	6,994	—	6,994
Certificates of deposit	—	3,796	—	3,796
Total long-term investments	—	213,524	—	213,524
Total	$115,712	$1,144,190	$—	$1,259,902

Convertible debt - strategic investment

In May 2020, the Company invested $1.0 million in a technology company by participating in its convertible debt financing round. The Company estimates the fair value of this strategic investment to be $1.0 million as of July 31, 2020 based on assumptions of the expected return on the investment (Level 3). The strategic investment is included in long-term investments on the consolidated balance sheet.

Convertible Senior Notes

    The fair value of the Convertible Senior Notes was $480.0 million and $454.1 million at July 31, 2020 and 2019, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less debt discount and issuance costs on its consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consist of the following (in thousands):

	July 31, 2020	July 31, 2019
Accounts receivable	$115,518	$139,884
Allowance for doubtful accounts and revenue reserves	(1,276)	(1,441)
Accounts receivable, net	$114,242	$138,443
Allowance for Doubtful Accounts and Revenue Reserves
Changes to the allowance for doubtful accounts and revenue reserves consists of the following (in thousands):

Allowance, July 31, 2019	$1,441
Charges to bad debt and revenue reserves	367
Write-offs, net	(532)
Allowance, July 31, 2020	$1,276
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2020	July 31, 2019
Prepaid expenses	$16,969	$11,926
Contract costs	9,588	7,015
Deferred costs	8,399	7,030
Deposits and other receivables	11,033	9,595
Prepaid expenses and other current assets	$45,989	$35,566
Property and Equipment, net
Property and equipment consist of the following (in thousands):

	July 31, 2020	July 31, 2019
Computer hardware	$16,791	$17,799
Purchased software	5,445	6,741
Capitalized software development costs	11,620	7,374
Equipment and machinery	11,438	10,455
Furniture and fixtures	9,792	8,137
Leasehold improvements	46,165	48,191
Total property and equipment	101,251	98,697
Less accumulated depreciation	(36,016)	(32,888)
Property and equipment, net	$65,235	$65,809
As of July 31, 2020 and 2019, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of software development costs, was $14.5 million, $9.7 million, and $7.7 million for the fiscal years ended July 31, 2020, 2019, and 2018, respectively.

The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscription service, which is primarily comprised of compensation for employees who are directly associated with the software development projects. The Company begins amortizing the capitalized software development costs once the technology applications are available for general release and amortizes those costs over the estimated lives of the applications, which typically ranges from three to five years. The Company recognized approximately $1.4 million, $1.0 million, and $0.4 million in amortization expense in cost of revenue - subscription and support on the accompanying consolidated statements of operations during the fiscal years ended July 31, 2020, 2019, and 2018 respectively.
Goodwill and Intangible Assets
There was no change to the carrying amount of goodwill of $340.9 million for fiscal years ending July 31, 2020, 2019, and 2018 respectively.
The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		July 31, 2020			July 31, 2019
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Acquired technology	1.7	$93,600	$73,191	20,409	$93,600	$53,970	$39,630
Customer contracts and related relationships	3.8	35,700	18,500	17,200	35,700	12,566	23,134
Partner relationships	4.7	200	96	104	200	74	126
Trademarks	4.3	2,500	982	1,518	2,500	625	1,875
Order backlog	0.6	8,700	8,223	477	8,700	6,923	1,777
Total	2.7	$140,700	$100,992	$39,708	$140,700	$74,158	$66,542
Amortization expense was $26.8 million, $29.1 million, and $27.5 million during the years ended July 31, 2020, 2019, and 2018, respectively. The future amortization expense for existing intangible assets as of July 31, 2020, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2021	$19,965
2022	11,143
2023	3,799
2024	2,379
2025	1,938
Thereafter	484
Total future amortization expense	$39,708
Other Assets
Other assets consist of the following (in thousands):

	July 31, 2020	July 31, 2019
Prepaid expenses	$2,830	$2,640
Contract costs	25,221	23,375
Deferred costs	5,729	8,867
Strategic investments	1,164	10,672
Other assets	$34,944	$45,554
The Company’s other assets include strategic investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. In the fourth fiscal quarter of 2020, the Company invested in two new strategic investments in the amount of $1.2 million. In the third fiscal quarter of

2020, the Company recognized an impairment charge related to one of its strategic investments of $10.7 million primarily due to liquidity constraints in the current economic environment.
Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	July 31, 2020	July 31, 2019
Bonus	$20,188	$37,628
Commission	7,201	10,317
Vacation	20,637	14,511
Salaries, payroll taxes and benefits	10,521	10,909
Total	$58,547	$73,365
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	July 31, 2020	July 31, 2019
Lease liabilities	$10,936	$—
Accrued royalties	6,651	5,573
Accrued taxes	3,817	4,413
Other	4,302	6,362
Other current liabilities	$25,706	$16,348

5. Net Income (Loss) per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period using the treasury stock method. For purposes of this calculation, options to purchase common stock, stock awards, and the Convertible Senior Notes are considered to be common stock equivalents.

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the fiscal years ended July 31, 2020, 2019, and 2018, the Company’s weighted average common stock price was below the conversion price of the Convertible Senior Notes.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years ended July 31, 2020, 2019 and 2018 (in thousands, except share and per share amounts):

	Fiscal years ended July 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(27,198)	$20,732	$(26,743)
Net income (loss) per share:
Basic	$(0.33)	$0.25	$(0.34)
Diluted	$(0.33)	$0.25	$(0.34)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	82,855,392	81,447,998	77,709,592
Weighted average effect of diluted stock options	—	229,035	—
Weighted average effect of diluted stock awards	—	1,004,181	—
Diluted	82,855,392	82,681,214	77,709,592

The following weighted shares outstanding of potential common stock were excluded from the computation of diluted income (loss) per share for the periods presented because including them would have been antidilutive:

	Fiscal years ended July 31,
	2020	2019	2018
Stock options	161,410	—	597,476
Stock awards	2,559,214	44,196	3,161,157
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

The Convertible Senior Notes are unsecured obligations of the Company and interest is payable semi-annually in arrears at a rate of 1.25% per year, on March 15th and September 15th of each year, beginning on September 15, 2018. The Convertible Senior Notes will mature on March 15, 2025 unless repurchased, redeemed, or converted prior to such date. Prior to the close of business on the business day immediately preceding October 15, 2024, the Convertible Senior Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after October 15, 2024, the Convertible Senior Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Senior Notes will have an initial conversion rate of 8.7912 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $113.75 per share of the Company’s common stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

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

The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	July 31, 2020	July 31, 2019
Principal	$400,000	$400,000
Less unamortized:
Debt discount	62,508	74,213
Debt issuance costs	7,284	8,465
Net carrying amount	$330,208	$317,322

The effective interest rate of the liability is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Fiscal years ended July 31,
	2020	2019	2018
Contractual interest expense	$5,000	$5,000	$1,903
Amortization of debt discount	11,705	11,131	4,134
Amortization of debt issuance costs	1,181	1,063	378
Total	$17,886	$17,194	$6,415

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

7. Leases

The Company's lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring between fiscal years 2021 and 2032. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.

Components of operating lease costs were as follows (in thousands):

Fiscal year ended July 31, 2020
Operating lease cost (1)	$15,275
Variable lease cost	5,821
Sublease income	(1,430)
Net operating lease cost	$19,666
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.9 million for the fiscal year ended July 31, 2020.

Lease expense for all worldwide facilities and equipment based on the previous lease accounting standards, which was recognized on a straight-line basis over the terms of the various leases, was $15.5 million and $8.7 million for the fiscal years ended July 31, 2019 and 2018, respectively.

Future operating lease payments as of July 31, 2020 were as follows (in thousands):

Fiscal year ending July 31,
2021	$15,660
2022	$17,784
2023	$16,211
2024	$15,793
2025	$16,152
Thereafter	$78,886
Total future lease payments	$160,486
Less imputed interest	$(30,142)
Total lease liability balance	$130,344

In early March 2020, the Company entered into an operating lease for office space in Mississauga, Canada with lease obligations of approximately $10.8 million payable over a period of 10 years. This operating lease will commence upon taking control of the facility, which is anticipated to be in the first quarter of fiscal year 2021.

Supplemental information related to operating leases was as follows (in thousands, except for lease term and discount rate):

July 31, 2020
Operating lease assets	$103,797

Current portion of lease liabilities	$10,936
Non-current portion of lease liabilities	119,408
Total lease liabilities	$130,344

Weighted average remaining lease term (years)	9.27
Weighted average discount rate	4.34%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

Fiscal Year ended July 31, 2020
Cash payments for operating leases	$9,584
Operating lease assets obtained in exchange for lease liabilities	$23,032
8. Commitments and Contingencies
The Company’s contractual obligations and commitments as of July 31, 2020 are as follows (in thousands):

	Lease Obligations (1)	Royalty Obligations (2)	Purchase Commitments (3)	Long-Term Debt (4)	Total
Fiscal Year Ending July 31,
2021	$15,660	$2,755	$67,494	$5,000	$90,909
2022	17,784	1,999	27,122	5,000	51,905
2023	16,211	628	8,306	5,000	30,145
2024	15,793	—	652	5,000	21,445
2025	16,152	—	2,421	405,000	423,573
Thereafter	78,886	—	—	—	78,886
Total	$160,486	$5,382	$105,995	$425,000	$696,863

(1)Lease obligations primarily represent payments required under the Company’s non-cancellable lease agreements for the Company’s corporate headquarters and worldwide offices through 2032.

(2)Royalty obligations primarily represent the Company’s obligations under non-cancellable agreements related to software used in certain revenue-generating agreements.

(3)Purchase commitments consist of commitments to purchase goods and services, entered into in the ordinary course of business, for which a penalty could be imposed if the agreement was canceled for any reason other than an event of default as described by the agreement.

(4)Long-term debt consists of principal and interest payments on the Company’s Convertible Senior Notes. The $400 million in principal will be due in March 2025.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. Accordingly, the Company has not recorded any accrual for claims as of July 31, 2020 and 2019. The Company expenses legal fees in the period in which they are incurred.
On July 24, 2020, one of the Company’s stockholders filed a putative securities class action complaint in the United States District Court for the Northern District of California, against the Company and certain of its current or former officers and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and seeks unspecified compensatory damages, interest, and attorneys’ fees and costs Defendants’ time to respond has been extended by agreement of the parties until the court has appointed lead counsel and lead plaintiff and an operative complaint has been identified. The deadline for filing a request to be appointed lead counsel is September 23, 2020. The Company disputes the claims and intends to defend the lawsuit vigorously.
Indemnification
The Company sells software licenses and services to its customers under Software License Agreements (“SLA”) and Software Subscription Agreements (“SSA”). Our contracts generally include provisions for indemnifying customers against liabilities if our license and services infringe a third-party’s intellectual property rights. We may also incur liabilities if we breach our security obligations in our contracts.
The Company has not had to reimburse any of its customers for losses related to indemnification provisions and no material claims against the Company were outstanding as of July 31, 2020 and 2019. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
9. Stock-Based Compensation Expense and Shareholders’ Equity
Equity Incentive Plans
On September 14, 2011, the Company’s Board of Directors adopted the 2011 Stock Plan (“2011 Plan”) for the purpose of granting equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Company had initially reserved 7,500,000 shares of its common stock for the issuance of awards under the 2011 Plan. The 2011 Plan provides that the number of shares reserved and available for issuance under the plan may be increased each January 1, beginning on January 1, 2013, by up to 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31. The Company elected not to increase the number of shares of common stock available for grant under this plan for the calendar year ended December 31, 2019. The shares available for issuance is subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization.
Stock-Based Compensation Expense

Stock-based compensation expense related to options and Stock Awards is included in the Company’s consolidated statements of operations as follows (in thousands):

	Fiscal years ended July 31,
	2020	2019	2018
Stock-based compensation expense	$102,191	$91,570	$89,176
Net impact of deferred stock-based compensation	(374)	(54)	438
Total stock-based compensation expense	$101,817	$91,516	$89,614

Stock-based compensation expense was included in the following categories:
Cost of subscription and support revenue	$7,575	$4,659	$2,842
Cost of license revenue	769	173	46
Cost of services revenue	20,816	22,781	21,856
Research and development	26,324	23,421	25,440
Sales and marketing	21,260	19,245	18,387
General and administrative	25,073	21,237	21,043
Total stock-based compensation expense	101,817	91,516	89,614
Tax benefit from stock-based compensation	28,360	29,159	24,481
Total stock-based compensation expense, net of tax effect	$73,457	$62,357	$65,133
Total unrecognized stock-based compensation expense as of July 31, 2020 related to stock options and Stock Awards is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock options	$675	0.7
Stock Awards	205,236	2.4
Total unrecognized stock-based compensation expense	$205,911

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2017	2,634,085	$56.62	$190,076
Granted	1,814,084	$79.65
Released	(1,260,758)	$56.92	$103,957
Canceled	(255,256)	$63.66
Balance as of July 31, 2018	2,932,155	$69.43	$252,752
Granted	1,238,700	$100.01
Released	(1,398,676)	$69.20	$133,050
Canceled	(387,506)	$75.16
Balance as of July 31, 2019	2,384,673	$85.20	$243,427
Granted	1,587,664	$106.65
Released	(1,217,337)	$82.73	$121,915
Canceled	(309,302)	$87.25
Balance as of July 31, 2020	2,445,698	$99.34	$287,761
Expected to vest as of July 31, 2020	2,445,698	$99.34	$287,761

(1)    Aggregate intrinsic value at each fiscal year end represents the total market value of Stock Awards at the Company’s closing stock price of $117.66, $102.08, and $86.20 on July 31, 2020, 2019, and 2018, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. The PSUs included performance-based conditions and generally vest over a four-year period. The TSR PSUs are subject to total shareholder return rankings of the Company’s common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. In select cases, certain TSR PSUs are also subject to performance-based conditions.
The Company recognized stock-based compensation of $13.1 million, $19.1 million, and $9.4 million related to these performance-based and market-based stock awards in fiscal years 2020, 2019, and 2018, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2017	555,636	$22.17	4.0	$27,777
Granted(2)	137,057	$10.23
Exercised	(150,924)	$13.32		$10,710
Canceled	(4,705)	$40.05
Balance as of July 31, 2018	537,064	$21.45	4.3	$34,774
Granted	—	$—
Exercised	(301,901)	$13.11		$24,731
Canceled	(18,436)	$9.43
Balance as of July 31, 2019	216,727	$34.10	5.2	$14,733
Granted	—	$—
Exercised	(132,573)	$37.37		$8,917
Canceled	(3,822)	$10.99
Balance as of July 31, 2020	80,332	$29.80	5.2	$7,058
Vested and expected to vest as of July 31, 2020	80,332	$29.80	5.2	$7,058
Exercisable as of July 31, 2020	69,849	$32.60	5.0	$5,941
(1)Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $117.66, $102.08, and $86.20 on July 31, 2020, 2019, and 2018, respectively, and the exercise price of the option. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
(2)Represents options assumed through the Cyence acquisition on November 1, 2017.
Valuation of Awards

    TSR PSUs
The fair values of the TSR PSUs were estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Fiscal years ended July 31,
	2020	2019	2018
Expected term (in years)	2.90	2.88	2.88
Risk-free interest rate	1.46%	2.79%	1.44%
Expected volatility of the Company	28.4%	27.2%	28.0%
Average expected volatility of the peer companies in the S&P Index	37.0%	33.0%	34.7%
Expected dividend yield	—%	—%	—%

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

    Stock Options
The per share fair value of each stock option was determined using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal years ended July 31,
	2020	2019	2018
Expected life (in years)	*	*	1.27
Risk-free interest rate	*	*	1.48%
Expected volatility	*	*	24.12%
Expected dividend yield	*	*	—%
Weighted average fair value of options granted	*	*	$67.90
* There were no options granted during the fiscal years ended July 31, 2020 and 2019.
Common Stock Reserved for Issuance
As of July 31, 2020 and 2019, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,461,925 and 82,140,883 shares of common stock were issued and outstanding, respectively. As of July 31, 2020 and 2019, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2020	July 31, 2019
Exercise of stock options to purchase common stock	80,332	216,727
Vesting of restricted stock awards	2,445,698	2,384,673
Shares available for grant under stock plans	23,460,234	24,776,361
Total common stock reserved for issuance	25,986,264	27,377,761

10. Income Taxes

On December 22, 2017, the Tax Act was enacted into law, which made changes to U.S. tax law, including, but not limited to, reducing the U.S. Federal corporate income tax rate from 35% to 21% and generally eliminating U.S. Federal corporate income taxes on dividends from foreign subsidiaries. The Tax Act also included a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. These provisions of the Tax Act were effective for the Company beginning August 1, 2018.

The Company recognized an income tax provision of $2.9 million for fiscal year 2020 compared to an income tax benefit of $8.3 million for fiscal year 2019. The fiscal year 2020 income tax provision was primarily due to the BEAT liability, including interest and penalties, of $11.4 million recorded in fiscal year 2020, of which $7.7 million relates to fiscal year 2020 and $3.7 million relates to fiscal year 2019, as a result of final regulations issued by the Internal Revenue Service (“IRS”) on December 2, 2019 and subsequent amendments resulting from the CARES Act passed on March 27, 2020.

The effective tax rate of (12)% for fiscal year 2020, differs from the statutory U.S. Federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, research and development credits, change in valuation allowance, certain non-deductible expenses including executive compensation, and BEAT.

The Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	Fiscal years ended July 31,
	2020	2019	2018
Domestic	$(34,121)	$(1,778)	$(13,501)
International	9,790	14,230	5,225
Income (loss) before provision for (benefit from) income taxes	$(24,331)	$12,452	$(8,276)

The provision for income taxes consisted of the following (in thousands):

	Fiscal years ended July 31,
	2020	2019	2018
Current:
U.S. Federal	$13,077	$3,297	$2,047
State	178	48	219
Foreign	1,539	1,859	2,203
Total current	14,794	5,204	4,469
Deferred:
U.S. Federal	(10,125)	(13,683)	15,766
State	(1,357)	(989)	(1,460)
Foreign	(445)	1,188	(308)
Total deferred	(11,927)	(13,484)	13,998
Total provision for (benefit from) income taxes	$2,867	$(8,280)	$18,467

Differences between income taxes calculated using the statutory federal income tax rate of 21% in the fiscal years ended July 31, 2020 and 2019, and 27% in the fiscal year ended July 31, 2018 and the provision for income taxes are as follows (in thousands):

	Fiscal years ended July 31,
	2020	2019	2018
Statutory federal income tax	$(5,109)	$2,617	$(2,224)
State taxes, net of federal benefit	(1,179)	(939)	(993)
Share-based compensation	(2,971)	(8,013)	(8,715)
Non-deductible officers' compensation	3,634	3,938	3,230
Foreign income taxed at different rates	(235)	203	1,022
Research tax credits	(4,905)	(6,943)	(5,822)
Base erosion and anti-abuse tax	11,381	—	—
Re-measurement of U.S. deferred taxes	—	—	36,125
Non-deductible acquisition costs	—	—	1,270
Permanent differences and others	829	918	666
Change in valuation allowance	1,422	(61)	(6,092)
Total provision for (benefit from) income taxes	$2,867	$(8,280)	$18,467

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	As of July 31,
	2020	2019
Accruals and reserves	$5,831	$7,870
Stock-based compensation	6,606	6,353
Deferred revenue	5,553	2,316
Capitalized R&D	4,996	—
Lease liabilities	24,946	—
Net operating loss carryforwards	53,322	55,881
Tax credits	85,048	74,819
Total deferred tax assets	186,302	147,239
Less valuation allowance	37,188	31,421
Net deferred tax assets	149,114	115,818
Less deferred tax liabilities:
Intangible assets	4,381	7,413
Operating lease assets	18,774	—
Convertible debt	8,696	10,274
Property and equipment	8,274	1,435
Unremitted foreign earnings	354	302
Capitalized commissions	7,070	6,086
Total deferred tax liabilities	47,549	25,510
Deferred tax assets, net	101,565	90,308
Less foreign capitalized commissions	904	906
Total net deferred tax assets	100,661	89,402
The Company considered both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, historic book profit/loss, prior taxable income/loss, and results of future operations, and determined that a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $37.2 million and $31.4 million remained as of July 31, 2020 and 2019, respectively, primarily related to California and Canada deferred tax assets. The increase of $5.8 million in the valuation allowance in the current fiscal year relates primarily to net operating losses, income tax credits, and future capital losses in certain tax jurisdictions for which no tax benefit was recognized.
As of July 31, 2020, the Company had U.S. Federal, California, and other states net operating loss (“NOL”) carryforwards of $205.5 million, $57.4 million, and $97.3 million, respectively. The U.S. Federal and California NOL carryforwards will start to expire in 2029 and 2020, respectively.
As of July 31, 2020, the Company had research and development tax credits (“R&D credit”) carryforwards of the following (in thousands):

U.S. Federal	$46,271
California	38,169
Total R&D credit carryforwards	$84,440

The U.S. Federal R&D credits will start to expire in 2023 and the California R&D tax credits do not expire.
Federal and California laws impose restrictions on the utilization of NOL carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code 382 and 383. The Company experienced an ownership change in the past that does not materially impact the availability of its carryforwards. However, should there be an ownership change in the future, the Company’s ability to utilize existing carryforwards could be restricted.
As of July 31, 2020, the Company has recorded a provisional estimate for foreign withholding taxes on undistributed earnings from foreign subsidiaries of $0.4 million. The Company may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Unrecognized Tax Benefits
Activity related to unrecognized tax benefits is as follows (in thousands):

	Fiscal years ended July 31,
	2020	2019	2018
Unrecognized tax benefit - beginning of period	$11,633	$10,321	$9,346
Gross increases - prior period tax positions	3,401	98	729
Gross decreases - prior period tax positions	(147)	(88)	(878)
Gross increases - current period tax positions	8,803	1,302	1,124
Unrecognized tax benefit - end of period	$23,690	$11,633	$10,321
During the year ended July 31, 2020, the Company’s unrecognized tax benefits increased by $12.1 million. As of July 31, 2020, the Company had unrecognized tax benefits of $18.0 million that, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. As of July 31, 2020, the accrued interest and penalties related to unrecognized tax benefits was immaterial. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease approximately $8.0 million within the next twelve months upon receiving approval of certain tax election applications.
The Company, or one of its subsidiaries, files income taxes in the U.S. Federal jurisdiction and various state and foreign jurisdictions. If the Company utilizes NOL carryforwards or tax credits in future years, the U.S. Federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2020.
The Company is currently under examination by the California Franchise Tax Board for the state income tax returns filed for fiscal years 2018 and 2017. If any issues addressed in the tax audit are resolved in a manner not consistent with the Company’s expectations, the Company may be required to adjust its provision for income tax in the period such resolution occurs. The Company does not believe the audit will have a material impact on the Company’s financial position, operating results, or cash flows.

11. Defined Contribution and Other Post-Retirement Plans
The Company’s employee savings and retirement plan in the United States is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and various investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $5,000 per participant per calendar year. Certain of the Company’s foreign subsidiaries also have defined contribution plans in which a majority of its employees participate and the Company makes matching contributions. The Company’s contributions to its 401(k) and foreign subsidiaries’ plans were $10.7 million, $9.9 million, and $8.7 million for the fiscal years ended July 31, 2020, 2019, and 2018, respectively.

12. Segment Information
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s term license, perpetual license, subscription, support, and services offerings, while all other financial information is reviewed on a consolidated basis. The Company’s principal operations and decision-making functions are located in the United States.

The Company’s long-lived assets, including intangibles and goodwill, net by geographic region is as follows (in thousands):

	July 31, 2020	July 31, 2019
Americas	$440,291	$468,545
EMEA	4,021	4,633
APAC	1,508	50
Total	$445,820	$473,228

Item 9.Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, we have concluded that our disclosure controls and procedures were deemed effective as of July 31, 2020.
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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of July 31, 2020.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
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

The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2020, and is incorporated in this report by reference.

Item 11.Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Financial Statement Schedules
Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
3. Exhibits

EXHIBIT INDEX
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 5, 2020
3.2	Amended and Restated Bylaws	8-K	3.1	September 14, 2020
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
4.2	Indenture, dated as of March 13, 2018, by and between Guidewire Software, Inc. and U.S. Bank National Association	8-K	4.1	March 13, 2018
4.3	First Supplemental Indenture, dated as of March 13, 2018, by and between Guidewire Software, Inc. and U.S. Bank National Association	8-K	4.2	March 13, 2018
4.4	Form of 1.25% Convertible Senior Note Due March 15, 2025	8-K	4.3	March 13, 2018
4.5	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith	—	—
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	10.1	October 28, 2011
10.2	2006 Stock Plan and forms of agreements thereunder	S-1	10.2	September 2, 2011
10.3	2009 Stock Plan and forms of agreements thereunder	S-1	10.3	September 2, 2011
10.4	2010 Restricted Stock Unit Plan and forms of agreements thereunder	S-1	10.4	September 2, 2011
10.5	2011 Stock Plan and forms of agreements thereunder	S-1/A	10.5	December 13, 2011
10.6	Senior Executive Incentive Bonus Plan	S-1/A	10.12	December 13, 2011
10.7	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Stock Plan	10-Q	10.9	December 2, 2015
10.8	Form of Capped Call Confirmation	8-K	10.1	March 13, 2018
10.9	Lease Agreement between Bay Meadows Station 2 Investors, LLC and the Registrant dated as of December 18, 2017	10-K	10.11	September 19, 2018
10.10	Executive Agreement by and between Guidewire Software, Inc. and Michael Rosenbaum, dated August 3, 2019	8-K	10.1	August 5, 2019
10.11	Form of Restricted Stock Unit Award Agreement (U.S. Time-Based)	10-Q	10.1	March 5, 2020
10.12	Form of Restricted Stock Unit Award Agreement (Global Time-Based)	10-Q	10.2	March 5, 2020
10.13	Form of Restricted Stock Unit Award Agreement (U.S. Time-Based, Executives)	10-Q	10.3	March 5, 2020
10.14	Long Term Inventive Plan and Form of Restricted Stock Unit Award Agreement thereunder	10-Q	10.4	March 5, 2020

10.15	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (Performance-Based)	10-Q	10.5	March 5, 2020
10.16	Form of Executive Agreement	10-Q	10.6	March 5, 2020
21.1	Subsidiaries of the Registrant	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith	—	—
101.INS	Inline XBRL Instance Document	Filed herewith	—	—
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith	—	—
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	—	—
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—	—
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	—	—
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith	—	—

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 25, 2020

GUIDEWIRE SOFTWARE, INC.

By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Mike Rosenbaum, Jeff Cooper, and Winston King, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MIKE ROSENBAUM	Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2020
Mike Rosenbaum

/s/ JEFF COOPER	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2020
Jeff Cooper

/s/ MARCUS S. RYU	Director (Chairman of the Board)	September 25, 2020
Marcus S. Ryu

/s/ ANDREW BROWN	Director	September 25, 2020
Andrew Brown
/s/ MARGARET DILLON	Director	September 25, 2020
Margaret Dillon

/s/ MICHAEL KELLER	Director	September 25, 2020
Michael Keller

/s/ PAUL LAVIN	Director	September 25, 2020
Paul Lavin

/s/ CATHERINE P. LEGO	Director	September 25, 2020
Catherine P. Lego