Form 10-Q
period 2020-10-31
Guidewire Software, Inc.
filed 2020-12-09
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On November 30, 2020, the registrant had 83,754,179 shares of common stock issued and outstanding.

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
•the timing and amount of any share repurchases by us;
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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2020	July 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$293,836	$366,969
Short-term investments	856,376	766,527
Accounts receivable, net of allowances of $1,233 and $1,276, respectively	78,295	114,242
Unbilled accounts receivable, net	74,837	49,491
Prepaid expenses and other current assets	45,751	45,989
Total current assets	1,349,095	1,343,218
Long-term investments	254,954	300,771
Unbilled accounts receivable, net	34,605	34,737
Property and equipment, net	67,416	65,235
Operating lease assets	108,378	103,797
Intangible assets, net	33,385	39,708
Goodwill	340,877	340,877
Deferred tax assets, net	113,735	101,565
Other assets	36,512	34,944
TOTAL ASSETS	$2,338,957	$2,364,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,855	$22,634
Accrued employee compensation	45,000	58,547
Deferred revenue, net	95,930	118,311
Other current liabilities	22,838	25,706
Total current liabilities	185,623	225,198
Lease liabilities	125,536	119,408
Convertible senior notes, net	333,543	330,208
Deferred revenue, net	13,420	14,685
Other liabilities	20,974	18,585
Total liabilities	679,096	708,084
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,529,160	1,499,050
Accumulated other comprehensive income (loss)	(7,073)	(5,246)
Retained earnings	137,766	162,956
Total stockholders’ equity	1,659,861	1,656,768
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,338,957	$2,364,852
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended October 31,
	2020	2019
Revenue:
Subscription and support	$57,966	$49,031
License	65,283	54,363
Services	46,553	53,616
Total revenue	169,802	157,010
Cost of revenue:
Subscription and support	37,006	24,933
License	2,937	2,557
Services	51,024	53,366
Total cost of revenue	90,967	80,856
Gross profit:
Subscription and support	20,960	24,098
License	62,346	51,806
Services	(4,471)	250
Total gross profit	78,835	76,154
Operating expenses:
Research and development	52,615	46,496
Sales and marketing	36,644	33,016
General and administrative	21,180	21,239
Total operating expenses	110,439	100,751
Income (loss) from operations	(31,604)	(24,597)
Interest income	2,789	7,636
Interest expense	(4,620)	(4,429)
Other income (expense), net	2,568	(251)
Income (loss) before provision for (benefit from) income taxes	(30,867)	(21,641)
Provision for (benefit from) income taxes	(10,677)	(6,650)
Net income (loss)	$(20,190)	$(14,991)
Net income (loss) per share:
Basic	$(0.24)	$(0.18)
Diluted	$(0.24)	$(0.18)
Shares used in computing net income (loss) per share:
Basic	83,613,287	82,360,891
Diluted	83,613,287	82,360,891

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended October 31,
	2020	2019
Net income (loss)	$(20,190)	$(14,991)
Other comprehensive income (loss):
Foreign currency translation adjustments	(694)	133
Unrealized gains (losses) on available-for-sale securities	(1,839)	1,331
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	359	(328)
Reclassification adjustment for realized gains (losses) included in net income (loss)	347	46
Total other comprehensive income (loss)	(1,827)	1,182
Comprehensive income (loss)	$(22,017)	$(13,809)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768
Net income (loss)	—	—	—	—	(20,190)	(20,190)
Issuance of common stock upon exercise of stock options	39,169	—	1,716	—	—	1,716
Issuance of common stock upon vesting of Restricted Stock Units (“RSUs”)	339,759	—	—	—	—	—
Stock-based compensation	—	—	28,394	—	—	28,394
Repurchase and retirement of common stock	(48,997)	—	—	—	(5,000)	(5,000)
Foreign currency translation adjustment	—	—	—	(694)	—	(694)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,480)	—	(1,480)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	347	—	347
Balance as of October 31, 2020	83,791,856	$8	$1,529,160	$(7,073)	$137,766	$1,659,861

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	82,140,883	$8	$1,391,904	$(7,758)	$190,047	$1,574,201
Net income ( loss)	—	—	—	—	(14,991)	(14,991)
Issuance of common stock upon exercise of stock options	21,698	—	368	—	—	368
Issuance of common stock upon vesting of RSUs	411,825	—	—	—	—	—
Stock-based compensation	—	—	24,765	—	—	24,765
Foreign currency translation adjustment	—	—	—	133	—	133
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,003	—	1,003
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	46	—	46
Adoption of Accounting Standards Update ("ASU") 2018-02	—	—	—	(107)	107	—
Balance as of October 31, 2019	82,574,406	$8	$1,417,037	$(6,683)	$175,163	$1,585,525
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,190)	$(14,991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,537	10,886
Amortization of debt discount and issuance costs	3,335	3,156
Stock-based compensation	28,084	24,558
Changes to bad debt and revenue reserves	(43)	357
Deferred income tax	(11,827)	(7,375)
Amortization of premium (accretion of discount) on available-for-sale securities, net	1,390	(1,360)
Other non-cash items affecting net income (loss)	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	35,924	58,567
Unbilled accounts receivable	(25,214)	(23,103)
Prepaid expenses and other assets	313	(1,446)
Operating lease assets	(4,581)	2,340
Accounts payable	(2,198)	(3,009)
Accrued employee compensation	(13,513)	(39,780)
Deferred revenue	(23,646)	(24,709)
Lease liabilities	6,772	285
Other liabilities	(840)	(2,514)
Net cash provided by (used in) operating activities	(15,707)	(18,138)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(346,405)	(406,762)
Sales of available-for-sale securities	57,903	57,054
Maturities of available-for-sale securities	241,591	303,183
Purchases of property and equipment	(1,907)	(9,625)
Capitalized software development costs	(2,581)	(1,346)
Acquisition of strategic investments	(2,000)	—
Net cash provided by (used in) investing activities	(53,399)	(57,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,716	368
Repurchase and retirement of common stock	(5,000)	—
Net cash provided by (used in) financing activities	(3,284)	368
Effect of foreign exchange rate changes on cash and cash equivalents	(743)	254
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,133)	(75,012)
CASH AND CASH EQUIVALENTS—Beginning of period	366,969	254,101
CASH AND CASH EQUIVALENTS—End of period	$293,836	$179,089
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$2,500
Cash paid for income taxes, net of tax refunds	$990	$1,061
Accruals for purchase of property and equipment	$343	$5,167
Accruals for capitalized software costs	$112	$95

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform, which combines core operations, digital engagement, analytics, and artificial intelligence ("AI") applications. The Company's technology platform supports core insurance operations, including underwriting and policy administration, claim management and billing; insights into data that can improve business decision making; and digital sales, service and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
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
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K.
Reclassification
Beginning with the Annual Report on Form 10-K for fiscal year 2020, the Company changed the presentation in the consolidated statements of operations for revenue and cost of revenue to include subtotals for "subscription and support," "license," and "services". The Company's previous presentation included subtotals for "license and subscription," "maintenance" (now referred to as "support"), and "services". Accordingly, prior period amounts have been reclassified to conform to the current period presentation in the Company's condensed consolidated financial statements and the accompanying notes.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Significant items subject to such estimates include, but are not limited to, revenue recognition, the useful lives of property and equipment and intangible assets, accounts receivable allowances, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, fair value of convertible senior notes and investments, valuation of goodwill and intangible assets, fair value of acquired assets and assumed liabilities, software development costs to be capitalized, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates.

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period in which the transactions occur. The effects of foreign currency translations are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity in the accompanying condensed consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of the recording entity are included in other income (expense) in the condensed consolidated statements of operations.

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

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. Investments are recorded at fair value with unrealized gains and losses, net of taxes, generally included in accumulated other comprehensive income (loss). Unrealized losses that are related to the credit worthiness of an investment are recorded in other income (expense), net on the condensed consolidated statements of operations.

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

Leases
On August 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 842: Leases (“ASC 842") using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Under ASC 842, the Company determines if an arrangement is a lease at inception of the agreement. If an arrangement is determined to be a lease, an operating lease asset, also known as a right-of-use asset, and lease liability are recorded based on the present value of lease payments over the lease term. In connection with determining the present value of the lease payments, the Company considers only payments that are fixed and determinable at the time of commencement, including non-lease components that are fixed throughout the lease term. Variable components of the lease payments such as utilities and maintenance costs, are expensed as incurred and not included in determining the present value of the lease liability. As the Company's leases generally do not provide an implicit rate, the Company's incremental borrowing rate, calculated based on available information at the lease commencement date, is used in determining the present value of the lease payments. The Company's incremental borrowing rate is a hypothetical rate based on the Company's understanding of its credit rating. The Company's lease term used to calculate the lease liability and operating lease asset includes options to extend or terminate the lease if it is reasonably certain the Company will exercise that option. Operating lease assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is reflected in the condensed consolidated statements of operations in each of the cost of revenue and operating expense categories.

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
One customer accounted for 10% or more of the Company’s revenue for the three months ended October 31, 2020, and no customer accounted for 10% or more of the Company’s revenue for the three months ended October 31, 2019. One customer accounted for 10% or more of the Company's accounts receivable as of October 31, 2020, and no customer accounted for 10% or more of the Company's accounts receivable as of July 31, 2020.
Accounts Receivable and Allowances
Accounts receivable are recorded at invoiced amounts and do not bear interest. While the Company does not require collateral, the Company performs ongoing credit evaluations of its customers. The Company maintains an allowance for credit losses based upon the expected collectability of its accounts receivable. The expectation of collectability is based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Credit losses are recorded in general and administrative expense while billing and other revenue adjustments are recorded against the corresponding revenue financial statement line item in the condensed consolidated statements of operations.
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from subscriptions to its cloud services, licensing arrangements for its software, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), which the Company adopted on August 1, 2018.
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
Contracts may be modified to account for changes in contract scope or price. The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications for services and products that are distinct from the existing contract and are priced commensurate with their standalone selling price are treated as separate contracts, and are accounted for prospectively. Contract modifications for services and products that are distinct but are not priced commensurate with their standalone selling price or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, revenue recognized may be adjusted.
Identification of the performance obligation in the contract
Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both:
i.capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from the Company or third parties, and
ii.distinct in the context of the contract, whereby the transfer of the service or product is separately identifiable from other promises in the contract.
To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are accounted for as a combined performance obligation.
The Company generates revenue from the following sources, which generally represent the performance obligations of the Company:
i.Subscription services related to the Company's Software-as-a-Service ("SaaS") offerings, including hosting;
ii.Support activities that consist of email and phone support, bug fixes, and unspecified software updates and upgrades released when, and if, available during the support term;
iii.Self-managed software licenses related to term or perpetual agreements; and
iv.Services related to the implementation and configuration of the Company’s services and products, reimbursable travel, and training.
Subscriptions are typically sold with a three-to-five year initial term with a customer option to renew on an annual basis after the initial term. Term licenses generally have a two-year initial term with a customer option to renew on an annual basis after the initial term. In certain circumstances, the Company will enter into term licenses with an initial term of more than two years or a renewal period longer than one year. Support for term licenses follows the same contract periods. Professional services typically are time and materials contracts that last for an average period of approximately one year.
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
The Company elected the practical expedient to evaluate whether a significant financing component exists when the contract term is greater than one year and the timing of revenue recognition occurs in advance of invoicing. This timing difference occurs when control of the software license is transferred at a point in time, usually at the contract onset, but the customer payments occur over time. A significant financing component generally does not exist under the Company’s standard contracting and billing practices. For example, the Company’s typical time-based licenses have a two-year initial term with the final payment due at the end of the first year and the Company's typical subscription services are generally billed in advance of providing the services.
Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services or training services. Additionally, as customers transition to subscription services, customers may be under contract for both self-managed licenses and subscription services for a period of time, which may require an allocation of the transaction price to each performance obligation. Some of the Company’s performance obligations, such as support, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.
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
Balance Sheet Presentation

Contracts with customers are reflected in the condensed consolidated balance sheets as follows:
•Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of allowances as part of current assets in the condensed consolidated balance sheets.
•Unbilled accounts receivable, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of self-managed software licenses to customers up-front, but invoices customers annually over the term of the license. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the condensed consolidated balance sheets and the anticipated due date of the underlying receivables. Unbilled accounts receivable is evaluated for credit losses based upon the expected collectability of future accounts receivable, customer payment history, global economic conditions, and ongoing credit evaluations of customers. Unbilled accounts receivable is presented net of allowance for credit losses, if applicable, in the condensed consolidated balance sheets. This balance represents contract assets.
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
•Deferred revenue, net represents amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related services or products have not been transferred to the customer. Deferred revenue that will be realized during the 12-month period following the date of the condensed consolidated balance sheets is recorded as current. The remaining deferred revenue is recorded as non-current. This balance represents contract liabilities.
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
Warranties
The Company generally provides a warranty for its software products and services to its customers for periods ranging from three to twelve months. The Company's software products are generally warranted to be free of defects in materials and workmanship under normal use and to substantially perform as described in published documentation. The Company's services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer's remedy is generally limited to a refund of the fees paid for the nonconforming product or services. Warranty expense has been insignificant to date.
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three months ended October 31, 2020 and 2019.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. To date, the Company has granted or assumed stock options, restricted stock awards (“RSAs”), time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and restricted stock units that may be earned subject to the Company’s total shareholder return ranking relative to the software companies in the S&P Software and Services Select Industry Index (“S&P Index”) over a specified performance period or periods and, in select cases, are subject to certain performance conditions (“TSR PSUs”). RSAs, RSUs, PSUs, and TSR PSUs are collectively referred to as “Stock Awards.”
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
The fair value of the Company’s stock options and TSR PSUs are estimated at the grant date using the Black-Scholes model and Monte Carlo simulation method, respectively. The assumptions utilized under these methods require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense of these stock options and stock awards. Compensation expense associated with TSR PSUs will be recognized over the vesting period regardless of whether the market condition is ultimately satisfied; however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense may fluctuate depending on changing estimates of the achievement of the performance conditions. All TSR PSUs vest at the end of a three-year period.

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. All deferred tax assets and liabilities are classified as non-current on the Company’s condensed consolidated balance sheets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is more likely than not that some portion or all of such deferred tax assets will not be realized and is based on both positive and negative evidence about the future, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
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
Recently Adopted Accounting Pronouncements
Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires implementation costs incurred in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized in a software licensing arrangement under the internal-use software guidance in ASC 350-40. On August 1, 2020 the Company adopted this ASU prospectively. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and related disclosures.

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 (ASU 2016-13), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. On August 1, 2020 the Company adopted this ASU using the modified retrospective method The adoption of this standard did not have a material impact on the condensed consolidated financial statements and related disclosures.
Other recent accounting pronouncements that are applicable to the Company did not, or are not expected to, have a material impact on the Company's present or future financial statements.

2. Revenue

Disaggregation of Revenue
Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended October 31, 2020
	Subscription and support	License	Services	Total
Geography:
United States	$39,013	$40,977	$32,360	$112,350
Canada	7,142	10,753	1,137	19,032
Other Americas	1,113	235	1,846	3,194
Total Americas	47,268	51,965	35,343	134,576
United Kingdom	2,030	8,299	1,315	11,644
Other EMEA	5,120	803	6,978	12,901
Total EMEA	7,150	9,102	8,293	24,545
Total APAC	3,548	4,216	2,917	10,681
Total revenue	$57,966	$65,283	$46,553	$169,802

	Three Months Ended October 31, 2019
	Subscription and support	License	Services	Total
Geography:
United States	$33,646	$27,467	$37,328	$98,441
Canada	4,545	8,990	1,250	14,785
Other Americas	1,085	234	2,169	3,488
Total Americas	39,276	36,691	40,747	116,714
United Kingdom	2,080	5,540	2,314	9,934
Other EMEA	4,341	726	6,049	11,116
Total EMEA	6,421	6,266	8,363	21,050
Total APAC	3,334	11,406	4,506	19,246
Total revenue	$49,031	$54,363	$53,616	$157,010
No country or region, other than those presented above, accounted for more than 10% of revenue during the three months ended October 31, 2020 and 2019.

Revenue by license or service type is as follows (in thousands):

	Three Months Ended October 31,
	2020	2019
Subscription and Support
Subscription	$37,230	$28,060
Support	20,736	20,971
License
Term license	65,225	54,314
Perpetual license	58	49
Services	46,553	53,616
Total revenue	$169,802	$157,010

Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	October 31, 2020	July 31, 2020
Unbilled accounts receivable, net	$109,442	$84,228
Contract costs, net	33,849	34,809
Deferred revenue, net	109,350	132,996

As of October 31, 2020 and July 31, 2020, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs in the amount of $10.0 million and $9.6 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of October 31, 2020 and July 31, 2020, respectively. The non-current portion of contract costs in the amount of $23.8 million and $25.2 million is included in other assets in the Company’s condensed consolidated balance sheets as of October 31, 2020 and July 31, 2020, respectively. The Company amortized $2.2 million and $1.4 million of contract costs during the three months ended October 31, 2020 and 2019, respectively.
Deferred revenue
During the three months ended October 31, 2020, the Company recognized revenue of approximately $47 million related to the Company’s deferred revenue balance reported as of July 31, 2020.
Performance Obligations
The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied was approximately $539 million as of October 31, 2020. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	October 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$209,058	$132	$(74)	$209,116
Commercial paper	225,521	—	—	225,521
Corporate bonds	446,845	2,297	(12)	449,130
U.S. Government bonds	154,795	339	(8)	155,126
Asset-backed securities	47,369	149	—	47,518
Foreign government bonds	7,474	1	(3)	7,472
Certificates of deposit	73,148	—	—	73,148
Money market funds	173,069	—	—	173,069
Total	$1,337,279	$2,918	$(97)	$1,340,100

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$242,153	$202	$(81)	$242,274
Commercial paper	222,578	—	—	222,578
Corporate bonds	474,646	3,448	(38)	478,056
U.S. Government bonds	68,332	476	—	68,808
Asset-backed securities	58,564	306	—	58,870
Certificates of deposit	56,296	—	—	56,296
Money market funds	231,063	—	—	231,063
Total	$1,353,632	$4,432	$(119)	$1,357,945

The Company does not consider any portion of the unrealized losses at October 31, 2020 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	October 31, 2020
	Less Than 12 Months	12 Months or Greater	Total
U.S. Government agency securities	$143,491	$65,625	$209,116
Commercial paper	225,521	—	225,521
Corporate bonds	339,403	109,727	449,130
U.S. Government bonds	134,771	20,355	155,126
Asset-backed securities	2,494	45,024	47,518
Foreign government bonds	—	7,472	7,472
Certificates of deposit	67,398	5,750	73,148
Money market funds	173,069	—	173,069
Total	$1,086,147	$253,953	$1,340,100

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
The Company applies the three-level valuation hierarchy when measuring the fair value of certain assets and liabilities:
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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$41,688	$—	$41,688
U.S. Government bonds	—	15,013	—	15,013
Money market funds	173,069	—	—	173,069
Total cash equivalents	173,069	56,701	—	229,770
Short-term investments:
U.S. Government agency securities	—	143,491	—	143,491
Commercial paper	—	183,833	—	183,833
Corporate bonds	—	339,403	—	339,403
U.S. Government bonds	—	119,758	—	119,758
Asset-backed securities	—	2,494	—	2,494
Certificates of deposit	—	67,398	—	67,398
Total short-term investments	—	856,377	—	856,377
Long-term investments:
U.S. Government agency securities	—	65,625	—	65,625
Corporate bonds	—	109,727	—	109,727
U.S. Government bonds	—	20,355	—	20,355
Asset-backed securities	—	45,024	—	45,024
Foreign government bonds	—	7,472	—	7,472
Certificates of deposit	—	5,750	—	5,750
Total long-term investments	—	253,953	—	253,953
Total	$173,069	$1,167,031	$—	$1,340,100

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$60,584	$—	$60,584
Money market funds	231,063	—	—	231,063
Total cash equivalents	231,063	60,584	—	291,647
Short-term investments:
U.S. Government agency securities	—	110,089	—	110,089
Commercial paper	—	161,994	—	161,994
Corporate bonds	—	358,175	—	358,175
U.S. Government bonds	—	63,773	—	63,773
Asset-backed securities	—	25,448	—	25,448
Certificates of deposit	—	47,048	—	47,048
Total short-term investments	—	766,527	—	766,527
Long-term investments:
U.S. Government agency securities	—	132,185	—	132,185
Corporate bonds	—	119,881	—	119,881
U.S. Government bonds	—	5,035	—	5,035
Asset-backed securities	—	33,422	—	33,422
Certificates of deposit	—	9,248	—	9,248
Total long-term investment	—	299,771	—	299,771
Total	$231,063	$1,126,882	$—	$1,357,945

Strategic Convertible Debt Investment

Long-term investments on the condensed consolidated balance sheet also includes a strategic convertible debt investment made in May 2020. The Company invested $1.0 million in a technology company by participating in its convertible debt financing round. The Company estimates the fair value of this strategic investment was $1.0 million at both October 31, 2020 and July 31, 2020 based on assumptions of the expected return on the investment (Level 3).

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $436.3 million at October 31, 2020 and $480.0 million at July 31, 2020. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	October 31, 2020	July 31, 2020
Accounts receivable	$79,528	$115,518
Allowance for credit losses and revenue reserves	(1,233)	(1,276)
Accounts receivable, net	$78,295	$114,242

Allowance for Credit Losses and Revenue Reserves
Changes to the allowance for credit losses and revenue reserves consists of the following (in thousands):

Allowance, July 31, 2020	$1,276
Net changes to credit losses	—
Net changes to revenue reserves	(43)
Write-offs, net	—
Allowance, October 31, 2020	$1,233

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2020	July 31, 2020
Prepaid expenses	$16,363	$16,969
Contract costs	10,011	9,588
Deferred costs	7,881	8,399
Deposits and other receivables	11,496	11,033
Prepaid expenses and other current assets	$45,751	$45,989

Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	October 31, 2020	July 31, 2020
Computer hardware	$17,051	$16,791
Purchased software	5,843	5,445
Capitalized software development costs	14,746	11,620
Equipment and machinery	11,545	11,438
Furniture and fixtures	9,762	9,792
Leasehold improvements	48,682	46,165
Total property and equipment	107,629	101,251
Less accumulated depreciation	(40,213)	(36,016)
Property and equipment, net	$67,416	$65,235
As of October 31, 2020 and July 31, 2020, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $3.6 million and $3.5 million for the three months ended October 31, 2020 and 2019, respectively.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with the software development projects. The Company begins amortizing the capitalized software development costs once the technology applications are available for general release and amortizes those costs over the estimated lives of the applications, which typically ranges from three to five years. The Company recognized approximately $0.6 million and $0.3 million in amortization expense in cost of subscription and support revenue on the condensed consolidated statements of operations during the three months ended October 31, 2020 and 2019 respectively.
Goodwill and Intangible Assets, Net
There has been no change to the $340.9 million carrying amount of goodwill since July 31, 2020.

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		October 31, 2020			July 31, 2020
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	1.6	$93,600	$77,717	$15,883	$93,600	$73,191	$20,409
Customer contracts and related relationships	3.6	35,700	19,983	15,717	35,700	18,500	17,200
Partner relationships	4.4	200	102	98	200	96	104
Trademarks	4.0	2,500	1,071	1,429	2,500	982	1,518
Order backlog	0.3	8,700	8,442	258	8,700	8,223	477
Total	2.6	$140,700	$107,315	$33,385	$140,700	$100,992	$39,708

Amortization expense was $6.3 million and $7.2 million for the three months ended October 31, 2020 and 2019 respectively. The future amortization expense for existing intangible assets as of October 31, 2020, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2021 (remainder of fiscal year)	$13,642
2022	11,143
2023	3,799
2024	2,379
2025	1,938
Thereafter	484
Total future amortization expense	$33,385

Other assets
Other assets consist of the following (in thousands):

	October 31, 2020	July 31, 2020
Prepaid expenses	$4,577	$2,830
Contract costs	23,838	25,221
Deferred costs	4,916	5,729
Strategic equity investments	3,181	1,164
Other assets	$36,512	$34,944

The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. In the first fiscal quarter of 2021, the Company invested $2.0 million in new strategic equity investments. No impairment charges were recognized during the three months ended October 31, 2020 and 2019, respectively.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	October 31, 2020	July 31, 2020
Bonus	$10,858	$20,188
Commission	1,116	7,201
Vacation	22,143	20,637
Salaries, payroll taxes and benefits	10,883	10,521
Accrued employee compensation	$45,000	$58,547

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	October 31, 2020	July 31, 2020
Lease liabilities	$11,580	$10,936
Accrued royalties	5,725	6,651
Accrued taxes	2,116	3,817
Other	3,417	4,302
Other current liabilities	$22,838	$25,706

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended October 31,
	2020	2019
Numerator:
Net income (loss)	$(20,190)	$(14,991)
Net income (loss) per share:
Basic	$(0.24)	$(0.18)
Diluted	$(0.24)	$(0.18)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	83,613,287	82,360,891
Weighted average effect of dilutive stock options	—	—
Weighted average effect of dilutive stock awards	—	—
Diluted	83,613,287	82,360,891
The following weighted average shares of potential common stock were excluded from the computation of diluted income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended October 31,
	2020	2019
Stock options	61,472	206,919
Stock awards	2,263,076	2,028,908

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on net income (loss) per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three months ended October 31, 2020 and 2019, the Company’s weighted average common stock price was below the conversion price of the Convertible Senior Notes.

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

The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	October 31, 2020	July 31, 2020
Principal	$400,000	$400,000
Less unamortized:
Debt discount	59,487	62,508
Debt issuance costs	6,970	7,284
Net carrying amount	$333,543	$330,208

The effective interest rate of the Convertible Senior Notes is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended October 31,
	2020	2019
Contractual interest expense	$1,250	$1,250
Amortization of debt discount	3,020	2,871
Amortization of debt issuance costs	315	284
Total	$4,585	$4,405

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

Components of operating lease costs were as follows (in thousands):

	Three Months Ended October 31,
	2020	2019
Operating lease cost(1)	$4,372	$3,909
Variable lease cost	1,366	1,523
Sublease income	(395)	(380)
Net operating lease cost	$5,343	$5,052
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.3 million and $0.3 million for the three months ended October 31, 2020 and 2019, respectively.

Future operating lease payments as of October 31, 2020 were as follows (in thousands):

Fiscal Year Ending July 31,
2021 (remaining)	$11,838
2022	18,745
2023	17,198
2024	16,823
2025	17,214
Thereafter	84,960
Total future lease payments	166,778
Less imputed interest	(29,662)
Total lease liability balance	$137,116

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	October 31, 2020	July 31, 2020
Operating lease assets	$108,378	$103,797

Current portion of lease liabilities	$11,580	$10,936
Non-current portion of lease liabilities	125,536	119,408
Total lease liabilities	$137,116	$130,344

Weighted average remaining lease term (years)	9.17	9.27
Weighted average discount rate	4.18%	4.34%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Three Months Ended October 31,
	2020	2019
Cash payments for operating leases	$5,285	$1,383
Operating lease assets obtained in exchange for lease liabilities	$9,217	$480

8. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2020. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2020 for additional information regarding the Company’s contractual obligations.

Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company has not recorded any accrual for claims as of October 31, 2020 or July 31, 2020. The Company expenses legal fees in the period in which they are incurred.

In July 2020, one of the Company's stockholders filed a putative securities class action complaint in the United States District Court for the Northern District of California, against the Company and certain of its current or former officers and directors. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and was seeking unspecified compensatory damages, interest, and attorney's fees and costs. In October 2020, the suit was voluntarily dismissed without prejudice by plaintiff's counsel.
Indemnification
The Company sells software licenses and services to its customers under Software License Agreements ("SLA") and Software Subscription Agreements ("SSA"). SLAs and SSAs contain the terms of the contractual arrangement with the customer and generally include certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party. SLAs and SSAs also generally indemnify the customer against judgments, settlements, fines, penalties, costs, and expenses resulting from a claim ("Losses") against the customer in the event the Company’s software is found to infringe upon such third-party rights.
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2020 or July 31, 2020. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

9. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,
	2020	2019
Stock-based compensation expense	$28,394	$24,765
Net impact of deferred stock-based compensation	(310)	(207)
Total stock-based compensation expense	$28,084	$24,558
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$2,602	$1,633
Cost of license revenue	251	180
Cost of services revenue	5,543	5,332
Research and development	7,247	6,181
Sales and marketing	5,977	5,157
General and administrative	6,464	6,075
Total stock-based compensation expense	$28,084	$24,558

Total unrecognized stock-based compensation expense as of October 31, 2020 related to stock options and Stock Awards is as follows:

	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock Options	$370	0.5
Stock Awards	296,490	2.8
	$296,860

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2020	2,445,698	$99.34	$287,761
Granted	1,112,046	$111.55
Released	(339,759)	$90.29	$36,027
Canceled	(88,564)	$100.38
Balance as of October 31, 2020	3,129,421	$104.63	$300,769
Expected to vest as of October 31, 2020	3,129,421	$104.63	$300,769
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $96.11 and $117.66 on October 31, 2020 and July 31, 2020, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. PSUs awarded in September 2021 will vest over three years with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year. The TSR PSUs are subject to total shareholder return rankings of the Company's common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. The Company recognized stock-based compensation related to these performance-based and market-based stock awards of $3.3 million and $3.4 million for the three months ended October 31, 2020 and 2019, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2020	80,332	$29.80	5.2	$7,058
Granted	—
Exercised	(39,169)	$43.80		$2,461
Canceled	(654)	$11.23
Balance as of October 31, 2020	40,509	$16.56	5.8	$3,222
Vested and expected to vest as of October 31, 2020	40,509	$16.56	5.8	$3,222
Exercisable as of October 31, 2020	34,585	$17.48	5.7	$2,719
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $96.11 and $117.66 on October 31, 2020 and July 31, 2020, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs
The fair value of TSR PSUs is estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended October 31,
	2020	2019
Expected term (in years)	*	2.9
Risk-free interest rate	*	1.5%
Expected volatility of the Company	*	28.4%
Average expected volatility of the peer companies in the S&P Index	*	37.0%
Expected dividend yield	*	—%
*There were no TSR PSUs granted during the three months ended October 31, 2020.

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

Common Stock Reserved for Issuance
As of October 31, 2020 and July 31, 2020, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,791,856 and 83,461,925 shares of common stock were issued and outstanding, respectively. Per the terms of the Company’s 2011 Stock Plan, on January first of each year, an additional number of shares equal to 5% of the number of shares of common stock issued and outstanding on the preceding December 31st may be added to the Company’s 2011 Stock Plan reserve. The Company elected not to increase the number of shares of common stock available for grant under this plan for the calendar year ended December 31, 2019. As of October 31, 2020 and July 31, 2020, the Company had reserved shares of common stock for future issuance as follows:

	October 31, 2020	July 31, 2020
Exercise of stock options to purchase common stock	40,509	80,332
Vesting of stock awards	3,129,421	2,445,698
Shares available under stock plans	21,720,159	23,460,234
Total common stock reserved for issuance	24,890,089	25,986,264

Stock Repurchase Program
In October 2020, the Company's board of directors authorized and approved a stock repurchase program of up to $200.0 million of the Company's outstanding common stock. During the three months ended October 31, 2020, the Company repurchased 48,997 shares of common stock at an average price of $102.05 per share, for an aggregate purchase price of $5.0 million. As of October 31, 2020, $195.0 million remained available for future share repurchases.
10. Income Taxes
The Company recognized an income tax benefit of $10.7 million and $6.7 million for the three months ended October 31, 2020 and 2019, respectively. The change in the amount of income taxes recorded for the three months ended October 31, 2020 compared to the same period a year ago was primarily due to the increase in the loss before taxes and a tax status change of a foreign subsidiary for U.S. tax purposes. The effective tax rate of 35% for the three months ended October 31, 2020 differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, global intangible low-taxed income ("GILTI") inclusion, research and development credits, certain non-deductible expenses including executive compensation, and the tax status change of a foreign subsidiary.
During the three months ended October 31, 2020, unrecognized tax benefits increased by $0.3 million. As of October 31, 2020, the Company had unrecognized tax benefits of $18.2 million that, if recognized, would affect the Company’s effective tax rate.
The Company is currently under examination by the California Franchise Tax Board for the state income tax returns filed for fiscal years 2018 and 2017. If any issues addressed in the tax audit are resolved in a manner not consistent with the Company's expectations, the Company may be required to adjust its provision for income tax in the period such resolution occurs. The Company does not believe the audit will have a material impact on the Company's financial position, results of operations, or cash flows.
11. Segment Information
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s subscription, support, term license, perpetual license, and services offerings, while all other financial information is reviewed on a consolidated basis. The Company’s principal operations and decision-making functions are located in the United States.

The Company’s long-lived assets, including intangibles and goodwill, net by geographic region is as follows (in thousands):

	October 31, 2020	July 31, 2020
Americas	$434,283	$440,291
EMEA	5,984	4,021
APAC	1,411	1,508
Total	$441,678	$445,820

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
Overview
We deliver the platform P&C insurers trust to engage, innovate, and grow efficiently. We combine core operations, digital engagement, analytics, and artificial intelligence ("AI") applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.
Our core operational products are InsuranceSuite via Guidewire Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These products are core transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. InsuranceSuite via Guidewire Cloud is a highly configurable and scalable product, delivered as a service and primarily comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform ("GWCP") architecture and leverages our in-house Guidewire cloud operations team. InsuranceSuite via Guidewire Cloud is designed to support multiple releases a year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite via Guidewire Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite via Guidewire Cloud. InsuranceNow is a complete, cloud-based system that offers policy, billing, and claims management functionality to insurers that have limited internal information technology resources. InsuranceSuite for self-managed is comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners and field personnel. Our analytics and AI offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.

Our customers range from some of the largest global insurance companies or their subsidiaries to predominantly national or local insurers that serve specific states and/or regions. Our customer engagement is led by our direct sales team and supported by our system integrator ("SI") partners. We maintain and continue to grow our sales and marketing efforts globally, and maintain regional sales centers throughout the world.
Our sales cycles for new and existing customers remain protracted as customers are deliberate and the decision-making and product evaluation process is long. These evaluation periods can extend further if the customer purchases multiple products or assesses the benefits of a cloud-based subscription in addition to our more traditional self-managed licensing model. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations.
We sell our cloud-delivered offerings through subscription services and our self-managed products through term licenses. We generally price our products and services based on the amount of DWP that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria is met including providing access to the service. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. We also offer professional services, both directly and through partners, to help our customers deploy, migrate, and utilize our products and platform. Substantially all of our services revenue is billed monthly on a time and materials basis.
Over the past few years, we have primarily been entering into cloud-based subscription arrangements with our new and existing customers and we anticipate that subscription arrangements will be a majority of annual new sales going forward. As this sales model matures, we may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands.
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
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our global services team and SI partners to ensure that teams with the right combination of product and language skills are used in the most efficient way to meet our customers’ implementation needs. Our partnerships with leading SI partners allow us to increase efficiency and scale while reducing customer implementation costs. Our extensive relationships with SI and other industry partners have strengthened and expanded in line with the interest in and adoption of our services and products. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently. We continue to grow our services organization and invest time and resources in increasing the number of qualified consultants employed by our SI partners, developing relationships with new SI partners in existing and new markets, and ensuring that all partners are qualified to implement our services and products.
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing services and products successfully, migrating our business towards a subscription model with ratable revenue recognition, increasing the overall adoption of our products, and managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, implementation services and sales and marketing.
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, our subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Additionally, current revenue recognition guidance, also referred to as ASC 606, could continue to heighten or change the seasonal impact on our business as new term licenses and multi-year term license renewals recognize more revenue upfront based on the length of the committed term. Any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. For example, in the first quarter of fiscal year 2021, we experienced license revenue growth due to a five year term license deal under which revenue was recognized upfront, which may overshadow the usual positive seasonal impact in our second quarter of fiscal year 2021 and may create a challenging comparable period for the first quarter of fiscal year 2022. On an annual basis, our support revenue, which is recognized ratably, may also be impacted in the event that seasonal patterns change significantly. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fiscal fourth quarter increases this impact as the revenue impact of most fiscal fourth quarter subscription sales will not be realized until the following fiscal year.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue and subscription revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. The quarter ending January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas, and New Year’s holidays. The fiscal quarter ending July 31 usually has fewer billable days due to the impact of vacations taken by our services professionals. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
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
Our business and financial results since the third fiscal quarter of 2020 have been impacted due to these disruptions, including decreases in annual recurring revenue ("ARR") growth rates, services revenue and margins, operating cash flow, and the change in fair value of strategic investments. ARR and revenue, especially services revenue, for the first fiscal quarter of 2021 continued to be impacted as a result of the challenges related to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, SI partners and vendors operate. For example, we or our SI partners have not been able to visit customer facilities to make sales visits or to work on implementation engagements since March 2020.
We currently believe that the economic impact of the pandemic on our business and the businesses of our customers, SI partners, and vendors is expected to continue through fiscal year 2021, or possibly longer. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have or will be cancelled or postponed, while the majority are being hosted virtually, like our annual customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the pandemic’s global economic impact could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our products and services based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business, including Annual Recurring Revenue ("ARR") and Free Cash Flow. For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures.”
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

Our reported ARR results for interim quarterly periods in fiscal year 2021 are based on actual currency rates at the end of fiscal year 2020, held constant throughout the year. ARR was $513 million as of October 31, 2020, compared to $514 million as of July 31, 2020.

Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consists of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. The build out and furnishing of our corporate headquarters in San Mateo, California impacted free cash flow by $7.9 million for the three months ended October 31, 2019 and had no impact for the three months ended October 31, 2020. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources - Cash Flows.”

	Three Months Ended October 31,
	2020	2019
Net cash provided by (used in) operating activities	$(15,707)	$(18,138)
Purchases of property and equipment	(1,907)	(9,625)
Capitalized software development costs	(2,581)	(1,346)
Free cash flow	$(20,195)	$(29,109)

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our revenue recognition policies are particularly critical to fiscal years 2021 and 2020.

While we continue to evaluate our significant accounting policies to determine which ones involve the most judgment and complexity, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 that have had a material impact on our condensed consolidated financial statements and related notes.
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
The estimates and assumptions requiring significant judgment under our revenue policy in accordance with ASC 606 are as follows:
Identification of the contract, or contracts, with the customer

Contracts may be modified to account for changes in contract scope or price. We consider contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications for services and products that are distinct from the existing contract and are priced commensurate with their standalone selling price are treated as separate contracts, and are accounted for prospectively. Contract modifications for services and products that are distinct but are not priced commensurate with their standalone selling price or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, previously recognized revenue may be adjusted.
Identification of the performance obligation in the contract
Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both:
i.capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from the Company or third parties, and
ii.distinct in the context of the contract, whereby the transfer of the service or product is separately identifiable from other promises in the contract.
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
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements adopted, including the dates of adoption, which is incorporated herein by reference.

Recent Accounting Pronouncements Not Yet Adopted
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently assessing the impact of adopting this standard on the consolidated financial statements.
Other Accounting Pronouncements
Other recent accounting pronouncements that will be applicable to us are not expected to have a material impact on our present or future financial statements.

Results of Operations
The following table sets forth our results of operations for the periods presented. The data has been derived from the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The results of operations for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

	Three Months Ended October 31,
	2020	As a % of total revenue	2019	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$57,966	35%	$49,031	31%
License	65,283	38	54,363	35
Services	46,553	27	53,616	34
Total revenue	169,802	100	157,010	100
Cost of revenue:
Subscription and support	37,006	22	24,933	16
License	2,937	2	2,557	2
Services	51,024	30	53,366	34
Total cost of revenue	90,967	54	80,856	52
Gross profit:
Subscription and support	20,960	13	24,098	15
License	62,346	36	51,806	33
Services	(4,471)	(3)	250	—
Total gross profit	78,835	46	76,154	48
Operating expenses:
Research and development	52,615	30	46,496	30
Sales and marketing	36,644	22	33,016	21
General and administrative	21,180	12	21,239	14
Total operating expenses	110,439	64	100,751	65
Income (loss) from operations	(31,604)	(18)	(24,597)	(17)
Interest income	2,789	1	7,636	5
Interest expense	(4,620)	(3)	(4,429)	(3)
Other income (expense), net	2,568	2	(251)	—
Income (loss) before provision for (benefit from) income taxes	(30,867)	(18)	(21,641)	(15)
Provision for (benefit from) income taxes	(10,677)	(6)	(6,650)	(4)
Net income (loss)	$(20,190)	(12)%	$(14,991)	(11)%

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
Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated term license fees. We generally invoice support annually in advance.
License
A substantial majority of our license revenue consists of term license fees. Our term license revenue is primarily generated through license fees that are billed annually in advance during the term of the contract, including any renewals. Our term license fees are generally priced based on the amount of DWP that will be managed by our licensed software. Our term licenses have generally been sold under a two-year initial term with optional annual renewals after the initial term. However, we do enter into license arrangements that have an initial term of more than two years and renewal terms of more than one year. Term license revenue for the committed term of the customer agreement is generally fully recognized upon delivery of the software or at the beginning of the renewal term.
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

	Three Months Ended October 31,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$37,230	22%	$28,060	18%	$9,170	33%
Support	20,736	12	20,971	13	(235)	(1)%
License:
Term	65,225	38	54,314	35	10,911	20%
Perpetual	58	—	49	—	9	18%
Services	46,553	28	53,616	34	(7,063)	(13)%
Total revenue	$169,802	100%	$157,010	100%	$12,792	8%

Subscription and Support

We anticipate subscriptions will continue to represent a majority of new deals in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue. If we complete a higher percentage of subscription deals in a given period, our short-term growth rates will be negatively impacted.

Subscription revenue increased by $9.2 million during the three months ended October 31, 2020, compared to the same period a year ago, primarily due to the impact of new orders entered into since October 31, 2019 for InsuranceSuite via Guidewire Cloud.

Support revenue slightly decreased during the three months ended October 31, 2020, compared to the same period a year ago. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers transitioning from term licenses to subscription services will continue to reduce the growth in or result in lower support revenue in the future.

License
Term license revenue increased by $10.9 million during the three months ended October 31, 2020 compared to the prior year period, primarily due to a large multi-year term license renewal, which resulted in an increase of approximately $11.6 million during the three months ended October 31, 2020. Revenue related to new term licenses and multi-year term license renewals is generally recognized upfront and have no license revenue in subsequent periods until after the committed term expires. As customers transition from term license to subscription agreements, the timing of revenue recognition will be impacted by allocations of revenue between the license, subscription, and support performance obligations. License revenue growth could be negatively impacted as subscription sales increase as a percentage of total new sales and as customers transition from term licenses to subscription services.

Perpetual license revenue accounted for less than 1% of total revenue during the three months ended October 31, 2020. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Services
Services revenue decreased by $7.1 million during the three months ended October 31, 2020 compared to the same period a year ago. The decrease is primarily driven by increased investments in InsuranceSuite via Guidewire Cloud migrations and implementations and reduced travel expenses due to travel restrictions associated with the COVID-19 pandemic, as reimbursable travel expenses are billed at actual amounts incurred.
We expect modestly higher levels of variability in our services revenue in future periods. As the number of implementations led by our SI partners increase, our services revenue could decrease further. We expect challenges related to COVID-19 will also continue to negatively impact services revenue. As we continue to expand into new markets and develop new services and products, we have, and may continue to, enter into contracts with reduced billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margins.

Cost of Revenue and Gross Profit
Our cost of subscription and support revenue consists of personnel costs for our cloud operations and technical support teams, cloud infrastructure costs, development of online training curriculum, amortization of our intangible assets, and royalty fees paid to third parties. Our cost of license revenue primarily consists of development of online training curriculum, royalty fees paid to third parties, and amortization of our intangible assets. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party consultants, and travel costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology support, information security, facilities, and other administrative costs to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.
Cost of Revenue:

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$37,006	$24,933	$12,073	48%
License	2,937	2,557	380	15
Services	51,024	53,366	(2,342)	(4)
Total cost of revenue	$90,967	$80,856	$10,111	13

Includes stock-based compensation of:
Cost of subscription and support revenue	$2,602	$1,633	$969
Cost of license revenue	251	180	71
Cost of services revenue	5,543	5,332	211
Total	$8,396	$7,145	$1,251

Cost of subscription and support revenue increased by $12.1 million primarily due to increases of $9.3 million in personnel expenses and $2.6 million in cloud infrastructure costs due to our growth in cloud-based customers, which has resulted in continued investment in our cloud operations to increase operational efficiency and scale.
We expect our cost of subscription revenue to increase as we continue to invest in our cloud operations to support our growing cloud customer base, to improve efficiencies, and to continuously improve and maintain secure environments. Cost of support revenue is expected to remain flat or slightly decrease over time as term license customers transition to the cloud.
The $0.4 million increase in cost of license revenue during the three months ended October 31, 2020, compared to the same period a year ago, was primarily attributable to increased costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite and royalties to solution partners for technologies integrated with our self-managed offerings. We anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $2.3 million decrease in cost of services revenue during the three months ended October 31, 2020, compared to the same period a year ago, was primarily attributable to a $2.3 million decrease in billable travel costs resulting from COVID-19 travel restrictions and $0.9 million in lower subcontractor fees that are billable to customers, partially offset by a $1.5 million increase in personnel costs.
We had 475 cloud operations and technical support employees and 699 professional services employees at October 31, 2020, compared to 251 cloud operations and technical support employees and 760 professional services employees at October 31, 2019. Approximately 47 employees have been transferred from professional services to cloud operations since October 31, 2019 to support the growth in our cloud customers.

Gross Profit:

	Three Months Ended October 31,
	2020		2019		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$20,960	36%	$24,098	49%	$(3,138)	(13)%
License	62,346	96	51,806	95	10,540	20
Services	(4,471)	(10)	250	—	(4,721)	*
Total gross profit	$78,835	46	$76,154	48	$2,681	4

*Not meaningful
Our gross profit increased $2.7 million compared to the same period last year primarily due to an increase in license revenue resulting from a large multi-year term license renewal deal, partially offset by investments in cloud operations and decreases in professional services revenue driven by increased investments in cloud migration and implementation engagements and contracts with reduced billing rates.
Our gross margin decreased to 46% during the three months ended October 31, 2020, as compared to 48% during the same period a year ago. Gross margin was impacted by lower subscription and support gross margins resulting from increasing investments in cloud operations and negative services gross margins resulting from investments in cloud migration and implementation engagements and contracts with reduced billing rates.
We expect subscription and support gross margins will fluctuate as our subscription revenue increases and we continue to invest in our cloud operations. In addition to the impact of our investment in customer migrations and implementations, we expect challenges related to COVID-19 will negatively impact services gross margin through fiscal year 2021 and potentially longer. We expect license gross margin will fluctuate based on changes in revenue due to multi-year term license and multi-year term license renewal deals as cost of license revenue is expected to be relatively flat compared to prior periods.
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

	Three Months Ended October 31,
	2020		2019		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$52,615	30%	$46,496	30%	$6,119	13%
Sales and marketing	36,644	22	33,016	21	3,628	11
General and administrative	21,180	12	21,239	14	(59)	—
Total operating expenses	$110,439	64	$100,751	65	$9,688	10

Includes stock-based compensation of:
Research and development	$7,247		$6,181		$1,066
Sales and marketing	5,977		5,157		820
General and administrative	6,464		6,075		389
Total	$19,688		$17,413		$2,275
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $6.1 million increase in research and development expenses during the three months ended October 31, 2020 compared to the same period a year ago, was primarily due to a $5.6 million increase in personnel costs associated with higher headcount in fiscal year 2020, additional web hosting costs of $0.5 million, and professional services costs of $0.6 million for consultants to support the development of our subscription offerings, information security requirements, and cloud strategy. These increases were partially offset by a decrease in travel costs of $0.6 million due to COVID-19 travel restrictions.
Our research and development headcount was 810 at October 31, 2020 compared with 724 at October 31, 2019.

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
The $3.6 million increase in sales and marketing expenses during the three months ended October 31, 2020 compared to the same period a year ago, was primarily attributable to an increase of $5.4 million in personnel costs due to higher headcount to sell and market our services and products, including an increase of $1.0 million due to the amortization of contract acquisition costs (primarily commissions), and $0.4 million in marketing and advertising expenses primarily related to services received during the three months ended October 31, 2020 for our annual Connections User Conference in November 2020. Contract acquisition costs are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. These increases were partially offset by decreases of $2.1 million in travel costs due to COVID-19 travel restrictions and $0.4 million from lower amortization of intangible assets.
Our sales and marketing headcount was 416 at October 31, 2020 compared with 364 at October 31, 2019.
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
The $0.1 million decrease during the three months ended October 31, 2020 compared to the same period a year ago, was primarily attributable to decreases in professional services and travel costs of $1.0 million, partially offset by increases in software and personnel costs of $0.9 million to support our growth.
Our general and administrative headcount was 359 at October 31, 2020 compared with 290 at October 31, 2019. General and administrative headcount includes personnel in information technology support, information security, facilities, and recruiting whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.
Other Income (Expense)

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$2,789	$7,636	$(4,847)	(63)%
Interest expense	(4,620)	(4,429)	(191)	4%
Other income (expense), net	2,568	(251)	2,819	(1,123)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased $4.8 million during the three months ended October 31, 2020, compared to the same period a year ago, primarily due to lower yields on invested funds.

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
Interest expense for the three months ended October 31, 2020 and 2019 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $3.3 million and $3.2 million respectively, and stated interest of $1.3 million in both periods.

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

Other income (expense), net during the three months ended October 31, 2020 was income of $2.6 million, as compared to expense of $0.3 million during the same period a year ago, due to fluctuations in foreign currency exchange rates in those periods.

Provision for (benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended October 31,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(10,677)	$(6,650)	$(4,027)	61%
Effective tax rate	35%	31%

We recognized an income tax benefit of $10.7 million and $6.7 million for the three months ended October 31, 2020 and 2019, respectively. The change in the amount of income taxes recorded for the three months ended October 31, 2020 compared to the same period a year ago was primarily due to the increase in the loss before tax and a tax status change of a foreign subsidiary for U.S. tax purposes. The effective tax rate of 35% for the three months ended October 31, 2020 differs from the statutory U.S. federal income tax rate of 21% due to permanent differences for stock-based compensation including excess tax benefits, GILTI inclusion, research and development credits, certain non-deductible expenses including executive compensation, and the tax status change of a foreign subsidiary.
During the three months ended October 31, 2020, unrecognized tax benefits increased by $0.3 million. As of October 31, 2020, we had unrecognized tax benefits of $18.2 million that, if recognized, would affect our effective tax rate.
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

	Three Months Ended October 31,
	2020	2019
Gross profit reconciliation:
GAAP gross profit	$78,835	$76,154
Non-GAAP adjustments:
Stock-based compensation	8,396	7,145
Amortization of intangibles	4,526	4,945
Non-GAAP gross profit	$91,757	$88,244

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(31,604)	$(24,597)
Non-GAAP adjustments:
Stock-based compensation	28,084	24,558
Amortization of intangibles	6,323	7,167
Non-GAAP income (loss) from operations	$2,803	$7,128

Net income (loss) reconciliation:
GAAP net income (loss)	$(20,190)	$(14,991)
Non-GAAP adjustments:
Stock-based compensation	28,084	24,558
Amortization of intangibles	6,323	7,167
Amortization of debt discount and issuance costs	3,335	3,156
Tax impact of non-GAAP adjustments (1)	(3,143)	(8,912)
Non-GAAP net income (loss)	$14,409	$10,978

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(10,677)	$(6,650)
Non-GAAP adjustments:
Stock-based compensation	(22,291)	4,200
Amortization of intangibles	(5,019)	1,227
Amortization of debt discount and issuance costs	(2,647)	540
Tax impact of non-GAAP adjustments (1)	33,100	2,945
Non-GAAP tax provision (benefit)	$(7,534)	$2,262

Net income (loss) per share reconciliation:

GAAP net income (loss) per share — diluted	$(0.24)	$(0.18)
Non-GAAP adjustments:
Stock-based compensation	0.34	0.30
Amortization of intangibles	0.08	0.09
Amortization of debt discount and issuance costs	0.04	0.04
Tax impact of non-GAAP adjustments (1)	(0.04)	(0.11)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation (2)	(0.01)	(0.01)
Non-GAAP net income (loss) per share — diluted	$0.17	$0.13

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares — diluted	83,613,287	82,360,891
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation (2)	586,287	788,902
Pro forma weighted average shares — diluted	84,199,574	83,149,793

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

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	October 31, 2020	July 31, 2020
Cash, cash equivalents, and investments	$1,405,166	$1,434,267
Working capital	$1,163,472	$1,118,020

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
As of October 31, 2020, approximately $42.1 million of our cash and cash equivalents were domiciled in foreign jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, commissions, payroll taxes and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year and seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter of the prior year. Additionally, our capital expenditures may fluctuate depending on future office build outs and development activities subject to capitalization.
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. We also may invest in or acquire complementary businesses, applications or technologies, or may expand our Board authorized stock repurchase program approved in October 2020, which may require the use of significant cash resources and/or additional financing.
Share Repurchase Program
In October 2020, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. During the three months ended October 31, 2020, the Company repurchased 48,997 shares of common stock at an average price of $102.05 per share, for an aggregate purchase price of $5.0 million. As of October 31, 2020, $195.0 million remained available for future share repurchases.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended October 31,
	2020	2019
Net cash provided by (used in) operating activities	$(15,707)	$(18,138)
Net cash provided by (used in) investing activities	$(53,399)	$(57,496)
Net cash provided by (used in) financing activities	$(3,284)	$368
Cash Flows from Operating Activities
Net cash used in operating activities was $15.7 million for the three months ended October 31, 2020 compared to cash used in operating activities of $18.1 million during the three months ended October 31, 2019. This $2.4 million decrease in operating cash used was primarily attributable to a $6.4 million increase in cash provided by working capital activities, partially offset by a $4.0 million decrease in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items during the three months ended October 31, 2020.
Cash Flows from Investing Activities
Net cash used in investing activities was $53.4 million for the three months ended October 31, 2020 compared to net cash used in investing activities of $57.5 million for the three months ended October 31, 2019. The $4.1 million improvement was primarily due to a $7.9 million decrease in capital expenditures mainly resulting from the completion of our new headquarters in San Mateo, California in fiscal year 2019, partially offset by $2 million in new strategic equity investments and a $1.2 million increase in capitalized software development costs related to our cloud-based services.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended October 31, 2020 was $3.3 million compared to $0.4 million provided by financing activities for the three months ended October 31, 2019. This $3.7 million increase in cash used was primarily because we repurchased our common stock with an aggregate value of $5 million, partially offset by an increase in proceeds from option exercises of $1.3 million.
Commitments and Contractual Obligations
Our primary contractual obligations consist of our Convertible Senior Notes due in 2025, obligations under leases for our office facilities, and letters of credit we have issued to vendors to guarantee our performance under those arrangements.
See Notes 6, 7 and 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussions of our Convertible Senior Notes, lease commitments, and letters of credit. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2020. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2020 for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
Through October 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of October 31, 2020 and July 31, 2020 were $1,405.2 million and $1,434.3 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $6.1 million and $5.6 million in the market value of our available-for-sale securities as of October 31, 2020 and July 31, 2020, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. For the three months ended October 31, 2020 and 2019, we recorded foreign currency gains of $2.6 million and foreign currency losses of $0.3 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss would be approximately $16.9 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Our strategic investments in privately held securities are in various classes of equity and convertible debt that may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment in a specific company may move by more or less than any change in value of that overall company. In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as public offering, acquisition, or other favorable market event reflecting appreciation to the value of our investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
From time to time, we are involved in legal proceedings that arise in the ordinary course of our business. Any such proceedings, whether meritorious or not, could be time consuming, costly, and result in the diversion of significant operational resources and/or management time. Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any legal proceeding in which the outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business or financial position.
Other than the matters described in Note 8, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein, we are not party to any material pending legal proceedings.

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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section of our Quarterly Report on Form 10-Q and summarized below. We have various categories of risks, including risks related to our business and industry; risks related to data security and privacy, intellectual property, and information technology; risks related to legal, regulatory, accounting, and tax matters; risks related to ownership of our common stock; and risks related to our indebtedness and outstanding convertible senior notes, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our business, activities, or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but not limited to, the following:

•The global COVID-19 pandemic, as well as periods of increases or spikes in the number of COVID-19 cases, or future mutations or related strains of the virus in areas in which we operate, could harm our business, results of operations, and financial condition.
•We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors.
•Seasonal sales patterns may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline.
•If we fail to successfully manage our transition to a business model focused on delivering cloud-based offerings on a subscription basis or fail to meet stipulated service levels with our subscription services, our results of operations could be harmed.
•We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenue and ARR, and the loss of any of these customers would significantly harm our business, results of operations, and financial condition.
•If our products or cloud-based services experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.
•Failure of any of our established products or services to satisfy customer demands or to maintain market acceptance could harm our business, results of operations, financial condition, and growth prospects.
•We face intense competition in our market, which could negatively impact our business, results of operations, and financial condition and cause our market share to decline.
•Our sales and implementation cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenue.

•Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.
•Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
•Our business depends on customers renewing and expanding their license, support, and subscription contracts for our services and products. A decline in our customer renewals and expansions could harm our future results of operations.
•Privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.
•Our stock price may be volatile, which could result in securities class action litigation against us.
•If we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage.
•The nature of our business requires the application of accounting guidance that requires management to make estimates and assumptions. Reported results under GAAP may vary from key metrics used to measure our business. Additionally, changes in accounting guidance may cause us to experience greater volatility in our quarterly and annual results. If we are unsuccessful in adapting to and interpreting the requirements of new guidance, or in clearly explaining to stockholders how new guidance affects reporting of our results of operations, our stock price may decline.
Risks Related to our Business and Industry
The global COVID-19 pandemic, as well as periods of increases or spikes in the number of COVID-19 cases, or future mutations or related strains of the virus in areas in which we operate, could harm our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, and the related adverse public health developments, including orders to shelter-in-place, have adversely affected workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including our business, our customers' businesses, and our SI partners' businesses. This pandemic, as well as intensified measures undertaken to contain the spread of COVID-19 has affected and could further affect the ability to travel to customers and prospects, resulting in delays in services delivery, delays in implementations, and interruptions or modifications in our sales and marketing activities, including Connections, our annual user conference, and harm our business, results of operations, and financial condition. The related impact on the global economy could also decrease technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in providing contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or in difficulty accurately forecasting our financial results. Additionally, our customers may be unable to pay or request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19. As a result of these containment measures and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. The pandemic also presents operational challenges as our entire workforce is currently working remotely and shifting to assisting customers who are also generally working remotely. It is not possible for us to predict the duration or magnitude of the adverse results of the pandemic and its effects on our business, results of operations, or financial condition at this time. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Factors that may affect our results of operations include:

•the impact of economic downturns and related market volatility caused by the COVID-19 pandemic or the recent U.S. presidential election on our business and the businesses of our customers, partners, and vendors;
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
•the incurrence of penalties for failing to meet certain contractual obligations, including service levels, product development cycles and functionality, and implementation times and objectives;
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
•adverse litigation judgments, dispute-related settlement payments, or litigation-related costs;
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

We generally see increased new orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenue has historically been recognized in our fourth fiscal quarter. Since a substantial majority of our license revenue has annual renewals after the initial term of the contract, we expect to continue to experience this seasonality effect in subsequent years. Generally, accounting under ASC 606 for revenue recognition has and may continue to heighten or change the seasonal impact on our new term licenses and multi-year term license renewals due to license revenue for the entire committed term being recognized at the beginning of the agreement. Because of the upfront nature of revenue recognition for new multi-year term licenses and multi-year term license renewals, any quarter in which a significant deal of this nature is signed, renewed, cancelled, or not renewed when scheduled to do so may be impacted.

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
•subscription arrangements generally have ramped invoicing schedules over the initial term, which affects ARR, but revenue is recognized ratably over the initial term;
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

Additionally, seasonal patterns may be affected by the timing of particularly large transactions and the large number of renewals that occur in the first fiscal quarter. For example, in the first quarter of fiscal year 2021, we achieved higher revenue growth due to a five year renewal of a single license agreement, which resulted in the first quarter of fiscal year 2021 lacking comparability to the prior year period and creating a challenging comparable for the first quarter of fiscal year 2022.

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

To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. This change to our business model requires a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our transition to cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of public infrastructure in which we rely to host our subscription services, may be difficult to predict over time, especially in light of our limited experience with the costs of delivering cloud-based versions of our applications. Furthermore, we may assume greater responsibilities for implementation related services related to subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional products or services or upon renewal of existing agreements, and a customer’s refusal to pay its contractually-obligated subscription or service fees.
Revenue under our cloud-based subscription model will generally be recognized ratably over the term of the contract. The transition to ratable revenue recognition will result in lower revenue we otherwise would have recognized in the initial period of the customer agreement under term license agreements. This effect on recognized revenue may be magnified in any fiscal year due to the concentration of our orders in the fourth fiscal quarter. A combination of increased costs and delayed recognition of revenue would adversely impact our gross and operating margins compared to prior periods. Additionally, the change in our business model and the timing of our customers decision to transition from self-managed licenses to cloud-based subscription services could negatively affect our ability to forecast the timing and amount of our revenues in any period.

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

Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. While the composition of our individual top customers has and will vary from year to year, in each of fiscal years 2020, 2019, and 2018, our ten largest customers accounted for 31% of our revenue. Additionally, our ten largest customers based on ARR accounted for 29% of total ARR in fiscal year 2020. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our products and services. While we expect this reliance to decrease over time as our revenue, customer base and subscription services as a percentage of revenue grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.

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

The market for our software and services is intensely competitive. The competitors we face in any sale opportunity may change depending on, among other things, the line of business purchasing the software, the application or service being sold, the geography in which the customer is operating, and the size of the insurance carrier to which we are selling. For example, we are more likely to face competition from small independent firms when addressing the needs of small insurers. These competitors may compete on the basis of price, the time and cost required for implementation, custom development, or unique product features or functions. Outside of the United States, we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge, and pre-built content applicable to that jurisdiction. We also compete with vendors of horizontal software products that may be customized to address needs of the P&C insurance industry.

Additionally, many of our prospective customers operate firmly entrenched legacy systems, some of which have been in operation for decades. Our implementation cycles may be lengthy, variable, and require the investment of significant time and expense by our customers. These expenses and associated operating risks attendant on any significant process of re-engineering and technology implementation, may cause customers to prefer maintaining legacy systems. Also, maintaining these legacy systems may be so time consuming and costly for our potential customers that they do not have adequate resources to devote to the purchase and implementation of our products. We also compete against technology consulting firms that either helped create such legacy systems or may own, in full or in part, subsidiaries that develop software and systems for the P&C insurance industry.

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
The implementation and testing of our products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ and third parties’ systems, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our products. Failing to meet the expectations of our customers during the implementation of our products could result in a loss of customers and negative publicity about us and our products and services. Such failure could result from deficiencies in our product capabilities or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include and have included monetary credits for current or future service engagements, reduced fees for additional services or products or upon renewals of existing licenses and services, potential reversals of previously recognized revenue, and a customer’s refusal to pay their contractually-obligated license, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, the COVID-19 pandemic has caused sales and implementation cycles to lengthen and has other impacts on our business. We currently have formal restrictions on travel in place, which are in accordance with recommendations by the U.S. government and The Centers for Disease Control and Prevention, and our customers, SI partners, and prospects are likewise enacting their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings could affect services delivery, delay implementations, and interrupt sales activity. We cannot predict whether, for how long, or the extent to which the COVID-19 outbreak may adversely affect our business, results of operations, and financial condition.

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

If we or our SI partners do not effectively assist our customers in deploying our products, successfully help our customers quickly resolve post-deployment issues, assist our customers in migrating from self-managed licenses to subscription services, and provide effective ongoing support, our ability to renew existing agreements and sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology environment, our customers may depend on our technical support services and/or the support of SI partners or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to sell additional products and services to these customers or to transition existing license customers to subscription services, a key strategy for the growth of our revenue and profitability. In addition, as we further expand our cloud-based products, our professional services and support organization will face new challenges, including hiring, training, and integrating a large number of new professional services personnel with experience in delivering high-quality support for cloud-based offerings. Further, as we continue to rely on SIs to provide deployment, migration, and on-going services, our ability to ensure a high level of quality in addressing customer issues and providing a maintainable and efficient cloud environment could be diminished as we may be unable to control the quality or timeliness of the implementation of our products and services by our SI partners. Our failure to maintain high-quality implementation and support services, or to ensure that SIs provide the same, could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.

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

Our SI partners help us reach additional customers. We believe our future growth also will depend on the retention and expansion of successful relationships with SI partners, including with SI partners that will focus on products we may acquire in the future. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of relationships with SI partners, including regional and local SI partners. Although we have established relationships with some of the leading SI partners, our products and services may compete directly against products and services that such leading SI partners support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to implementing our products, or the quality or timeliness of such implementations, or the effects of the COVID-19 pandemic on our SI partners. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.

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
•increased financial accounting, tax, and reporting burdens and complexities;
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

Our products and services are complex and are deployed in a wide variety of network environments. The proper use of our products and services requires training of the customer. If our products are not used correctly or as intended, inadequate performance may result. Our products and services may also be intentionally misused or abused by customers or their employees or third parties who are able to access or use our products and services. Because our customers rely on our products, services, and support to manage a wide range of operations, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, or our failure to properly provide services to our customers may result in negative publicity or legal claims against us. Also, any failure by us to properly provide training or other services to existing customers will likely result in lost opportunities for follow-on and increased sales of our products and services.

In addition, if there is substantial turnover of customer personnel responsible for the use of our products and services, or if customer personnel are not well trained in the use of our products and services, customers may defer the deployment of our products, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our products and services, our ability to make additional sales may be substantially limited.

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

Risks Related to Data Security and Privacy, Intellectual Property, and Information Technology

If our products or cloud-based services experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our cloud services may be perceived as not being secure, customers may reduce the use of or stop using our services, and we may incur significant liabilities and our reputation could be harmed. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, and other liabilities for our company. While we have taken, and are continually updating, our steps to protect the confidential information and customer data to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on, such as AWS, could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or infiltrate systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement by existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations and reputation.

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

Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act, the California Privacy Rights Act, which appeared on the ballot for the November 3, 2020 election and as of the date of this report seems likely to pass, and the Court of Justice of the European Union's invalidation of the Privacy Shield framework in July 2020. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our products and services and reduce overall demand.

Furthermore, concerns regarding data privacy and/or security may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our products and services effectively. Even the perception that the privacy and/or security of personal information is not satisfactorily managed, or does not meet applicable legal, regulatory, and other requirements, could inhibit sales of our products or services, and could limit adoption of our solutions, resulting in a negative impact on our sales, reputation, and results from operations.

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

In addition, the GDPR restricts transfers of personal data outside of the EEA and the U.K. to countries deemed to lack adequate privacy protections, including the U.S., unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU–U.S. data transfers. We are currently certified to the EU-U.S. Privacy Shield. On July 16, 2020, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, but it deemed that the SCCs are valid, provided additional safeguards are in place. However, the ECJ ruled that transfers made pursuant to SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Moreover, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the Swiss-U.S. Privacy Shield to provide adequate protections for transfers of Swiss personal data to the U.S., following the invalidation of the EU-U.S. Privacy Shield by the ECJ. We are currently certified to the Swiss-U.S. Privacy Shield. On November 10, 2020, the European Data Protection Board ("EDPB"), issued recommendations on the additional safeguards required for SCCs to be valid. We are in the process of reviewing the decision and the recent EDPB guidance, which remains subject to public comment, and assessing any impacts on our data transfer mechanisms. It is possible that the ability to transfer personal data from the EU to the United States will be restricted. We (and many other companies) may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the United States and other third-party countries. Until the remaining legal uncertainties regarding how to legally continue transfers pursuant to the SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European and Swiss privacy laws will be sufficient.

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

Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Despite testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our offerings after their introduction. Additionally, our Guidewire Cloud offerings rely on third-party hosting services. Any material disruption or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our services, which could harm our reputation and adversely affect our results of operations.

We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or product sales or upon renewals of existing licenses or services, potential reversals of previously recognized revenue, or a customer’s refusal to pay its contractually-obligated fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

The license, subscription, and support of our services and products creates the risk of significant liability claims against us. Our license and subscription agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state, and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations, and financial condition.

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

Risks Related to Legal, Regulatory, Accounting, and Tax Matters

The nature of our business requires the application of accounting guidance that requires management to make estimates and assumptions. Reported results under GAAP may vary from key metrics used to measure our business. Additionally, changes in accounting guidance may cause us to experience greater volatility in our quarterly and annual results. If we are unsuccessful in adapting to and interpreting the requirements of new guidance, or in clearly explaining to stockholders how new guidance affects reporting of our results of operations, our stock price may decline.

We prepare our consolidated financial statements to conform to United States Generally Accepted Accounting Principles ("GAAP"). These accounting principles are subject to interpretation by the SEC, FASB, and various bodies formed to interpret and create accounting rules and regulations. New accounting standards, such ASC 606 - Revenue from Contracts with Customers adopted in fiscal year 2019 or ASC 842 - Leases adopted in fiscal year 2020, or the guidance relating to interpretation and adoption of standards could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.

We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. For example, the Emerging Issues Task Force of the FASB is considering changes that may impact the revenue guidance for the migration from term licenses to subscription services. In addition, were we to change our accounting estimates, including those related to the timing of revenue recognition and those used to allocate revenue between various performance obligations, our reported revenue and results of operations could be significantly impacted. For example, the adoption of ASC 606 introduced many risks, including the following:

•investors’ misinterpretation of historic and future trends of our business and what they could mean for the underlying success of our business;
•a divergence between revenue and ARR and cash flow trends; and
•difficulties in explaining our historical results or new known trends.

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

The restatement of our financial statements may and any future restatement could lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

In April 2019 our audit committee, after consultation with management and discussion with our independent registered public accounting firm, concluded that our previously issued consolidated financial statements for the fiscal years ended July 31, 2018 and 2017 should be restated for the reasons described in the “Explanatory Note” preceding Part I, Item 1 and “Note 1 — The Company and Summary of Significant Accounting Policies — Restatement of Annual Consolidated Financial Statements” of the Consolidated Financial Statements under Item 8 of Part II of our 2018 Form 10-K/A for the fiscal year ended July 31, 2018, filed on June 3, 2019.

As a result of the restatement and associated non-reliance on our previously issued consolidated financial statements for the fiscal years ended July 31, 2018 and 2017, we incurred a number of additional costs and were subject to additional risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, the attention of our management team was diverted by these efforts.

If another restatement were to occur in the future, we would experience similar unanticipated costs and the attention of management would be diverted. We could also be subject to regulatory, stockholder, or other actions in connection with the past or any future restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the past or any future restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.

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

In fiscal year 2018, management identified a material weakness in our internal control over financial reporting related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions, which we believe has been remediated. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses in the future. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our stock price may decline.

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

We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Jobs Act of 2017 ("the Tax Act") and the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The U.S. Treasury Department, the IRS, and other standard-setting bodies are expected to continue to interpret or issue guidance on how provisions of the Tax Act, including the base erosion and anti-abuse tax ("BEAT"), will be applied or otherwise administered. As guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made and the amount of taxes that we may be required to pay could significantly increase.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, which could result in securities class action litigation against us.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this report, the timing and amount of any share repurchases by us, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us and research analyst coverage about our business.

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

In the past, many companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In July 2020, one of our stockholders filed a putative securities class action complaint in the federal court for the Northern District of California, against us and certain of our current or former officers and directors, alleging misstatements and omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5. In October 2020, the suit was voluntarily dismissed without prejudice by plaintiff's counsel. We may become the target of additional complaints of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from our business, which could seriously harm our business, results of operations, and financial condition.

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

We cannot guarantee that our share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock.
In October 2020, our board of directors authorized and approved a share repurchase program of up to $200 million of our outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of the Company and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company. The timing, pricing, and sizes of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.

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

As of October 31, 2020, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the "Convertible Senior Notes"). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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

The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and results of operations.

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

However, recently issued accounting guidance that will be effective for us on August 1, 2022 will no longer permit the use of the treasury stock method. In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. Among other things, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We are currently evaluating the impact of the new guidance on our consolidated financial statements, however, we believe the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes, could adversely affect our diluted earnings per share.

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

General Risks

Our customers may defer or forego purchases of our products or services in the event of weakened global economic conditions, political transitions, and industry consolidation.

General worldwide economic conditions remain unstable and prolonged economic uncertainties or downturns could harm our business operations or financial results. In particular, pursuant to a decision by referendum in June 2016, the United Kingdom (U.K.) voted to withdraw from the European Union (“Brexit”). The U.K. subsequently withdrew from the European Union on January 31, 2020, subject to a transition period that is set to end on December 31, 2020. Brexit has caused significant volatility in global stock markets and fluctuations in currency exchange rates. Brexit has also caused, and may continue to cause, delays in purchasing decisions by our potential and current customers affected by this transition due to the considerable political and economic uncertainty created by Brexit and uncertainty as to the nature of the U.K.’s long-term relationship with the European Union. Brexit may further result in new regulatory and cost challenges to our U.K. and global operations, particularly with respect to data protection. Depending on the market and regulatory effects of Brexit, it is possible that there may be adverse practical or operational implications on our business, and prolonged economic uncertainties or downturns caused by Brexit could harm our business and results of operations. In addition, the recent U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally.

Further, other global events such as the imposition of various trade tariffs by the United States and China and the COVID-19 pandemic, have created and may continue to create global economic uncertainty, including inflationary pressures, in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

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

Further, our ability to expand geographically depends, in large part, on our ability to attract, retain, and integrate managers with the appropriate skills to lead the local business and employees. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our reputation could suffer and our ability to attract new clients may be harmed.

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

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Global warming trends and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In recent years, for example, parts of the United States suffered extensive damage due to multiple hurricanes and fires and Australia experienced extensive damage due to fires. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.

Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc.

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our applications and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue and operating income, which could have an adverse effect on our stock price. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.

Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events, and to interruption by man-made problems such as computer viruses.

Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, tsunami, fire, flood, epidemic, or pandemic, such as the COVID-19 pandemic, could have a material adverse impact on our business, results of operations, and financial condition. In addition, our information technology systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. To the extent that such disruptions result in delays or cancellations of customer orders or collections, or the deployment or availability of our services and products, our business, results of operations, and financial condition would be adversely affected.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities by the Company during the three months ended October 31, 2020 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
August 1, 2020 - August 31, 2020	—	—	—	—
September 1, 2020 - September 30, 2020	—	—	—	—
October 1, 2020 - October 31, 2020	48,997	$102.05	48,997	$195,000
Total	48,997	$102.05	48,997	$195,000

(1) On October 7, 2020, we announced that our board of directors authorized and approved a share repurchase program of up to $200.0 million of our outstanding stock. We began repurchasing shares under this program during the first quarter of fiscal year 2021. As of October 31, 2020, we had approximately $195.0 million remaining for future share repurchases under the share repurchase program. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. There is no stated expiration for the program.

ITEM 6.     Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 5, 2020
3.2	Amended and Restated Bylaws	8-K	3.1	September 14, 2020
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.1	Executive Agreement, by and between Guidewire Software, Inc. and Michael Rosenbaum, dated August 3, 2019, as amended by First Amendment to Executive Agreement, dated November 4, 2020	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

Date:	December 9, 2020	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)