Form 10-Q
period 2021-01-31
Guidewire Software, Inc.
filed 2021-03-05
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On February 26, 2021, the registrant had 83,739,231 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2021	July 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$331,387	$366,969
Short-term investments	814,845	766,527
Accounts receivable, net of allowances of $1,392 and $1,276, respectively	92,581	114,242
Unbilled accounts receivable, net	81,591	49,491
Prepaid expenses and other current assets	48,560	45,989
Total current assets	1,368,964	1,343,218
Long-term investments	228,795	300,771
Unbilled accounts receivable, net	34,695	34,737
Property and equipment, net	73,130	65,235
Operating lease assets	103,706	103,797
Intangible assets, net	27,061	39,708
Goodwill	340,877	340,877
Deferred tax assets, net	122,659	101,565
Other assets	35,844	34,944
TOTAL ASSETS	$2,335,731	$2,364,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,593	$22,634
Accrued employee compensation	64,249	58,547
Deferred revenue, net	97,510	118,311
Other current liabilities	25,371	25,706
Total current liabilities	210,723	225,198
Lease liabilities	121,770	119,408
Convertible senior notes, net	336,922	330,208
Deferred revenue, net	11,075	14,685
Other liabilities	10,578	18,585
Total liabilities	691,068	708,084
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,559,473	1,499,050
Accumulated other comprehensive income (loss)	(5,023)	(5,246)
Retained earnings	90,205	162,956
Total stockholders’ equity	1,644,663	1,656,768
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,335,731	$2,364,852
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Revenue:
Subscription and support	$59,563	$49,550	$117,529	$98,581
License	77,912	76,520	143,195	130,883
Services	42,587	47,388	89,140	101,004
Total revenue	180,062	173,458	349,864	330,468
Cost of revenue:
Subscription and support	40,158	28,212	77,164	53,145
License	2,834	2,904	5,771	5,461
Services	48,910	52,480	99,934	105,846
Total cost of revenue	91,902	83,596	182,869	164,452
Gross profit:
Subscription and support	19,405	21,338	40,365	45,436
License	75,078	73,616	137,424	125,422
Services	(6,323)	(5,092)	(10,794)	(4,842)
Total gross profit	88,160	89,862	166,995	166,016
Operating expenses:
Research and development	53,194	49,954	105,809	96,450
Sales and marketing	39,216	37,339	75,860	70,355
General and administrative	22,820	20,599	44,000	41,838
Total operating expenses	115,230	107,892	225,669	208,643
Income (loss) from operations	(27,070)	(18,030)	(58,674)	(42,627)
Interest income	2,015	6,958	4,804	14,594
Interest expense	(4,651)	(4,462)	(9,271)	(8,891)
Other income (expense), net	6,805	(182)	9,373	(433)
Income (loss) before provision for (benefit from) income taxes	(22,901)	(15,716)	(53,768)	(37,357)
Provision for (benefit from) income taxes	(14,249)	4,228	(24,926)	(2,422)
Net income (loss)	$(8,652)	$(19,944)	$(28,842)	$(34,935)
Net income (loss) per share:
Basic	$(0.10)	$(0.24)	$(0.34)	$(0.42)
Diluted	$(0.10)	$(0.24)	$(0.34)	$(0.42)
Shares used in computing net income (loss) per share:
Basic	83,830,624	82,725,641	83,737,889	82,543,267
Diluted	83,830,624	82,725,641	83,737,889	82,543,267

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net income (loss)	(8,652)	(19,944)	(28,842)	(34,935)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,726	(422)	2,032	(289)
Unrealized gains (losses) on available-for-sale securities	(1,210)	(169)	(3,049)	1,162
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	214	48	573	(280)
Reclassification adjustment for realized gains (losses) included in net income (loss)	320	(33)	667	13
Total other comprehensive income (loss)	2,050	(576)	223	606
Comprehensive income (loss)	$(6,602)	$(20,520)	$(28,619)	$(34,329)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768
Net income (loss)	—	—	—	—	(20,190)	(20,190)
Issuance of common stock upon exercise of stock options	39,169	—	1,716	—	—	1,716
Issuance of common stock upon vesting of Restricted Stock Units (“RSUs”)	339,759	—	—	—	—	—
Stock-based compensation	—	—	28,394	—	—	28,394
Repurchase and retirement of common stock	(48,997)	—	—	—	(5,000)	(5,000)
Foreign currency translation adjustment	—	—	—	(694)	—	(694)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,480)	—	(1,480)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	347	—	347
Balance as of October 31, 2020	83,791,856	$8	$1,529,160	$(7,073)	$137,766	$1,659,861
Net income (loss)	—	—	—	—	(8,652)	(8,652)
Issuance of common stock upon exercise of stock options	9,415	—	104	—	—	104
Issuance of common stock upon vesting of RSUs	283,454	—	—	—	—	—
Stock-based compensation	—	—	30,209	—	—	30,209
Repurchase and retirement of common stock	(309,562)	—	—	—	(38,909)	(38,909)
Foreign currency translation adjustment	—	—	—	2,726	—	2,726
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(996)	—	(996)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	320	—	320
Balance as of January 31, 2021	83,775,163	$8	$1,559,473	$(5,023)	$90,205	$1,644,663

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2019	82,140,883	$8	$1,391,904	$(7,758)	$190,047	$1,574,201
Net income ( loss)	—	—	—	—	(14,991)	(14,991)
Issuance of common stock upon exercise of stock options	21,698	—	368	—	—	368
Issuance of common stock upon vesting of RSUs	411,825	—	—	—	—	—
Stock-based compensation	—	—	24,765	—	—	24,765
Foreign currency translation adjustment	—	—	—	133	—	133
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,003	—	1,003
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	46	—	46
Adoption of Accounting Standards Update ("ASU") 2018-02	—	—	—	(107)	107	—
Balance as of October 31, 2019	82,574,406	$8	$1,417,037	$(6,683)	$175,163	$1,585,525
Net income (loss)	—	—	—	—	(19,944)	(19,944)
Issuance of common stock upon exercise of stock options	25,155	—	872	—	—	872
Issuance of common stock upon vesting of RSUs	272,821	—	—	—	—	—
Stock-based compensation	—	—	26,688	—	—	26,688
Foreign currency translation adjustment	—	—	—	(422)	—	(422)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(121)	—	(121)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(33)	—	(33)
Balance as of January 31, 2020	82,872,382	$8	$1,444,597	$(7,259)	$155,219	$1,592,565
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,842)	$(34,935)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,971	21,644
Amortization of debt discount and issuance costs	6,715	6,354
Stock-based compensation	57,980	51,294
Changes to allowance for credit losses and revenue reserves	118	878
Deferred income tax	(20,294)	(4,361)
Amortization of premium (accretion of discount) on available-for-sale securities, net	3,128	(2,012)
Other non-cash items affecting net income (loss)	800	572
Changes in operating assets and liabilities:
Accounts receivable	22,368	36,259
Unbilled accounts receivable	(32,058)	(17,018)
Prepaid expenses and other assets	1,914	(3,527)
Operating lease assets	91	4,493
Accounts payable	(4,312)	(4,032)
Accrued employee compensation	3,844	(28,794)
Deferred revenue	(24,411)	(23,583)
Lease liabilities	2,669	241
Other liabilities	(13,059)	(2,137)
Net cash provided by (used in) operating activities	(2,378)	1,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(523,601)	(601,403)
Sales of available-for-sale securities	85,553	67,942
Maturities of available-for-sale securities	456,198	508,807
Purchases of property and equipment	(5,517)	(11,254)
Capitalized software development costs	(4,884)	(2,210)
Acquisition of strategic investments	(2,000)	—
Net cash provided by (used in) investing activities	5,749	(38,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,820	1,239
Repurchase and retirement of common stock	(42,679)	—
Net cash provided by (used in) financing activities	(40,859)	1,239
Effect of foreign exchange rate changes on cash and cash equivalents	1,906	(95)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,582)	(35,638)
CASH AND CASH EQUIVALENTS—Beginning of period	366,969	254,101
CASH AND CASH EQUIVALENTS—End of period	$331,387	$218,463
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$2,500
Cash paid for income taxes, net of tax refunds	$1,603	$2,668
Accruals for purchase of property and equipment	$5,127	$6,516
Accruals for capitalized software costs	$344	$37
Accrual for shares repurchased	$1,230	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform, which combines core operations, digital engagement, analytics, and artificial intelligence applications. The Company's technology platform supports core insurance operations, including underwriting and policy administration, claim management, and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
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

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. Investments are recorded at fair value with unrealized gains and losses, net of taxes, generally included in accumulated other comprehensive income (loss). Unrealized losses related to the credit worthiness of an investment, if any, are recorded in other income (expense), net on the condensed consolidated statements of operations.

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

The Company tests goodwill for impairment annually, during the fourth quarter of each fiscal year, and in the interim whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. In performing the qualitative assessment, the Company considers events and circumstances, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets, and changes in the price of the Company’s common stock. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the goodwill impairment test is not performed. There have been no goodwill impairments during the periods presented.
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
No customer accounted for 10% or more of the Company’s revenue for the three and six months ended January 31, 2021 or 2020. No customer accounted for 10% or more of the Company's accounts receivable as of January 31, 2021 or July 31, 2020.
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
Subscriptions are typically sold with a three to five year initial term with a customer option to renew on an annual basis after the initial term. Term licenses generally have a two-year initial term with a customer option to renew on an annual basis after the initial term. In certain circumstances, the Company will enter into term licenses with an initial term of more than two years or a renewal period longer than one year. Support for term licenses follows the same contract periods. Professional services typically are time and materials contracts that last for an average period of approximately one year.
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services or training services. Additionally, as customers enter into a subscription agreement to migrate from an existing term license agreement, customers may be under contract for self-managed licenses and support, in addition to subscription services, for a period of time, which may require an allocation of the transaction price to each performance obligation. Some of the Company’s performance obligations, such as support, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.

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
Revenue from support activities associated with self-managed licenses is a stand-ready obligation, which is generally recognized over the contractually agreed-upon term using a time-based measure of progress as customers receive benefits from the availability of support technicians over the support period. Consideration for support activities is typically billed in advance on an annual basis. The Company’s support activities are consistently priced as a percentage of the associated self-managed software license.
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
Advertising Costs

Advertising costs are expensed as incurred and amounts incurred were not material during the three and six months ended January 31, 2021 and 2020.
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

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 (ASU 2016-13), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. On August 1, 2020 the Company adopted this ASU using the modified retrospective method. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements, however, it believes the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes, could adversely affect its diluted earnings per share.
Other Accounting Pronouncements
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.

2. Revenue

Disaggregation of Revenue
Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended January 31, 2021
	Subscription and support	License	Services	Total
Geography:
United States	$39,865	$39,438	$28,295	$107,598
Canada	7,862	8,606	2,653	19,121
Other Americas	1,112	188	1,517	2,817
Total Americas	48,839	48,232	32,465	129,536
United Kingdom	1,650	6,449	848	8,947
Other EMEA	4,694	11,282	6,691	22,667
Total EMEA	6,344	17,731	7,539	31,614
Total APAC	4,380	11,949	2,583	18,912
Total revenue	$59,563	$77,912	$42,587	$180,062

	Three Months Ended January 31, 2020
	Subscription and support	License	Services	Total
Geography:
United States	$33,679	$37,987	$34,731	$106,397
Canada	4,511	8,237	1,468	14,216
Other Americas	1,133	2,180	2,453	5,766
Total Americas	39,323	48,404	38,652	126,379
United Kingdom	1,715	9,444	1,270	12,429
Other EMEA	4,395	6,480	3,897	14,772
Total EMEA	6,110	15,924	5,167	27,201
Total APAC	4,117	12,192	3,569	19,878
Total revenue	$49,550	$76,520	$47,388	$173,458

	Six Months Ended January 31, 2021
	Subscription and support	License	Services	Total
Geography:
United States	$78,878	$80,415	$60,655	$219,948
Canada	15,004	19,359	3,790	38,153
Other Americas	2,225	423	3,363	6,011
Total Americas	96,107	100,197	67,808	264,112
United Kingdom	3,680	14,748	2,163	20,591
Other EMEA	9,814	12,085	13,669	35,568
Total EMEA	13,494	26,833	15,832	56,159
Total APAC	7,928	16,165	5,500	29,593
Total revenue	$117,529	$143,195	$89,140	$349,864

	Six Months Ended January 31, 2020
	Subscription and support	License	Services	Total
Geography:
United States	$67,325	$65,454	$72,059	$204,838
Canada	9,056	17,227	2,718	29,001
Other Americas	2,218	2,414	4,622	9,254
Total Americas	78,599	85,095	79,399	243,093
United Kingdom	3,795	14,984	3,584	22,363
Other EMEA	8,736	7,206	9,946	25,888
Total EMEA	12,531	22,190	13,530	48,251
Total APAC	7,451	23,598	8,075	39,124
Total revenue	$98,581	$130,883	$101,004	$330,468

No country or region, other than those presented above, accounted for more than 10% of revenue during the three and six months ended January 31, 2021 and 2020.

Revenue by license or service type is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Subscription and Support
Subscription	$38,278	$28,434	$75,508	$56,494
Support	21,285	21,116	42,021	42,087
License
Term license	77,864	74,478	143,089	128,792
Perpetual license	48	2,042	106	2,091
Services	42,587	47,388	89,140	101,004
Total revenue	$180,062	$173,458	$349,864	$330,468

Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	January 31, 2021	July 31, 2020
Unbilled accounts receivable, net	116,286	$84,228
Contract costs, net	35,391	34,809
Deferred revenue, net	108,585	132,996

As of January 31, 2021 and July 31, 2020, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs in the amount of $10.8 million and $9.6 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of January 31, 2021 and July 31, 2020, respectively. The non-current portion of contract costs in the amount of $24.6 million and $25.2 million is included in other assets in the Company’s condensed consolidated balance sheets as of January 31, 2021 and July 31, 2020, respectively. The Company amortized $3.2 million and $2.0 million of contract costs during the three months ended January 31, 2021 and 2020, respectively, and $5.4 million and $3.4 million for the six months ended January 31, 2021 and January 31, 2020, respectively.
Deferred revenue
During the three and six months ended January 31, 2021, the Company recognized revenue of approximately $35 million and $83 million, respectively, from the Company’s deferred revenue balance reported as of July 31, 2020.
Performance Obligations
The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied was approximately $588 million as of January 31, 2021. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	January 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$180,916	$115	$(37)	$180,994
Commercial paper	304,059	—	—	304,059
Corporate bonds	397,727	1,517	(25)	399,219
U.S. Government bonds	147,582	258	—	147,840
Asset-backed securities	44,095	94	—	44,189
Foreign government bonds	7,445	10	—	7,455
Certificates of deposit	76,724	—	—	76,724
Money market funds	119,632	—	—	119,632
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,279,180	$1,994	$(62)	$1,281,112
*At original cost

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$242,153	$202	$(81)	$242,274
Commercial paper	222,578	—	—	222,578
Corporate bonds	474,646	3,448	(38)	478,056
U.S. Government bonds	68,332	476	—	68,808
Asset-backed securities	58,564	306	—	58,870
Certificates of deposit	56,296	—	—	56,296
Money market funds	231,063	—	—	231,063
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,354,632	$4,432	$(119)	$1,358,945
*At original cost

The Company does not consider any portion of the unrealized losses at January 31, 2021 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities in the periods presented were not material.
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	January 31, 2021
	Less Than 12 Months	12 Months or Greater	Total
U.S. Government agency securities	$152,144	$28,850	$180,994
Commercial paper	304,059	—	304,059
Corporate bonds	276,220	122,999	399,219
U.S. Government bonds	127,551	20,289	147,840
Asset-backed securities	488	43,701	44,189
Foreign government bonds	—	7,455	7,455
Certificates of deposit	72,223	4,501	76,724
Money market funds	119,632	—	119,632
Strategic convertible debt investment	$—	$1,000	$1,000
Total	$1,052,317	$228,795	$1,281,112

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$108,540	$—	$108,540
U.S. Government bonds	—	9,300	—	9,300
Money market funds	119,632	—	—	119,632
Total cash equivalents	119,632	117,840	—	237,472
Short-term investments:
U.S. Government agency securities	—	152,144	—	152,144
Commercial paper	—	195,519	—	195,519
Corporate bonds	—	276,220	—	276,220
U.S. Government bonds	—	118,251	—	118,251
Asset-backed securities	—	488	—	488
Certificates of deposit	—	72,223	—	72,223
Total short-term investments	—	814,845	—	814,845
Long-term investments:
U.S. Government agency securities	—	28,850	—	28,850
Corporate bonds	—	122,999	—	122,999
U.S. Government bonds	—	20,289	—	20,289
Asset-backed securities	—	43,701	—	43,701
Foreign government bonds	—	7,455	—	7,455
Certificates of deposit	—	4,501	—	4,501
Strategic convertible debt investment	—	—	1,000	1,000
Total long-term investments	—	227,795	1,000	228,795
Total	$119,632	$1,160,480	$1,000	$1,281,112

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$60,584	$—	$60,584
Money market funds	231,063	—	—	231,063
Total cash equivalents	231,063	60,584	—	291,647
Short-term investments:
U.S. Government agency securities	—	110,089	—	110,089
Commercial paper	—	161,994	—	161,994
Corporate bonds	—	358,175	—	358,175
U.S. Government bonds	—	63,773	—	63,773
Asset-backed securities	—	25,448	—	25,448
Certificates of deposit	—	47,048	—	47,048
Total short-term investments	—	766,527	—	766,527
Long-term investments:
U.S. Government agency securities	—	132,185	—	132,185
Corporate bonds	—	119,881	—	119,881
U.S. Government bonds	—	5,035	—	5,035
Asset-backed securities	—	33,422	—	33,422
Certificates of deposit	—	9,248	—	9,248
Strategic convertible debt investment	—	—	1,000	1,000
Total long-term investments	—	299,771	1,000	300,771
Total	$231,063	$1,126,882	$1,000	$1,358,945

Strategic Convertible Debt Investment

Long-term investments on the condensed consolidated balance sheet includes a strategic convertible debt investment. In May 2020, the Company invested $1.0 million in a technology company by participating in its convertible debt financing round. The Company estimates the fair value of this strategic investment to be $1.0 million at both January 31, 2021 and July 31, 2020 based on assumptions of the expected return on the investment (Level 3).

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $484.0 million at January 31, 2021 and $480.0 million at July 31, 2020. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	January 31, 2021	July 31, 2020
Accounts receivable	$93,973	$115,518
Allowance for credit losses and revenue reserves	(1,392)	(1,276)
Accounts receivable, net	$92,581	$114,242

Allowance for Credit Losses and Revenue Reserves
Changes to the allowance for credit losses and revenue reserves consists of the following (in thousands):

Balance as of July 31, 2020	$1,276
Net changes to credit losses	—
Net changes to revenue reserves	118
Write-offs, net	(2)
Balance as of January 31, 2021	$1,392

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2021	July 31, 2020
Prepaid expenses	$16,579	$16,969
Contract costs	10,768	9,588
Deferred costs	8,165	8,399
Deposits and other receivables	13,048	11,033
Prepaid expenses and other current assets	$48,560	$45,989

Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	January 31, 2021	July 31, 2020
Computer hardware	$17,352	$16,791
Purchased software	5,975	5,445
Capitalized software development costs	17,687	11,620
Equipment and machinery	11,949	11,438
Furniture and fixtures	9,673	9,792
Leasehold improvements	53,226	46,165
Total property and equipment	115,862	101,251
Less accumulated depreciation	(42,732)	(36,016)
Property and equipment, net	$73,130	$65,235
As of January 31, 2021 and July 31, 2020, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $3.5 million and $3.8 million for the three months ended January 31, 2021 and 2020, respectively, and $7.2 million and $7.2 million for the six months ended January 31, 2021 and 2020, respectively.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with the software development projects. The Company begins amortizing the capitalized software development costs once the technology applications are available for general release and amortizes those costs over the estimated lives of the applications, which typically ranges from three to five years. The Company recognized amortization expense in cost of subscription and support revenue on the condensed consolidated statements of operations of $0.7 million and $0.3 million during the three months ended January 31, 2021 and 2020, respectively, and $1.4 million and $0.5 million during the six months ended January 31, 2021 and 2020, respectively.
Goodwill and Intangible Assets, Net
There has been no change to the $340.9 million carrying amount of goodwill since July 31, 2020.

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		January 31, 2021			July 31, 2020
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	1.6	$93,600	$82,244	$11,356	$93,600	$73,191	$20,409
Customer contracts and related relationships	3.5	35,700	21,466	14,234	35,700	18,500	17,200
Partner relationships	4.2	200	107	93	200	96	104
Trademarks	3.8	2,500	1,161	1,339	2,500	982	1,518
Order backlog	0.1	8,700	8,661	39	8,700	8,223	477
Total	2.7	$140,700	$113,639	$27,061	$140,700	$100,992	$39,708

Amortization expense was $6.3 million and $6.7 million for the three months ended January 31, 2021 and 2020, respectively, and was $12.6 million and $13.9 million for the six months ended January 31, 2021 and 2020, respectively. The future amortization expense for existing intangible assets as of January 31, 2021, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2021 (remainder of fiscal year)	$7,318
2022	11,143
2023	3,799
2024	2,379
2025	1,938
Thereafter	484
Total	$27,061

Other assets
Other assets consist of the following (in thousands):

	January 31, 2021	July 31, 2020
Prepaid expenses	$3,842	$2,830
Contract costs	24,623	25,221
Deferred costs	4,194	5,729
Strategic equity investments	3,185	1,164
Other Assets	$35,844	$34,944

The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. The Company invested $2.0 million in new strategic equity investments during the six months ended January 31, 2021. No impairment charges were recognized during the three and six months ended January 31, 2021 and 2020, respectively.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	January 31, 2021	July 31, 2020
Bonus	$22,105	$20,188
Commission	2,875	7,201
Vacation	21,943	20,637
Salaries, payroll taxes, and benefits	17,326	10,521
Accrued employee compensation	$64,249	$58,547

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	January 31, 2021	July 31, 2020
Lease liabilities	$11,243	$10,936
Accrued royalties	6,857	6,651
Accrued taxes	3,194	3,817
Other	4,077	4,302
Other current liabilities	$25,371	$25,706

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(8,652)	$(19,944)	$(28,842)	$(34,935)
Net income (loss) per share:
Basic	$(0.10)	$(0.24)	$(0.34)	$(0.42)
Diluted	$(0.10)	$(0.24)	$(0.34)	$(0.42)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	83,830,624	82,725,641	83,737,889	82,543,267
The following weighted average shares of potential common stock were excluded from the computation of diluted income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Stock options	35,724	186,462	48,598	196,691
Stock awards	3,020,497	2,764,722	2,899,553	2,695,366
Convertible senior notes	209,722	—	104,861	—

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on net income (loss) per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share when the average market price of the Company’s common stock for a given period exceeds the conversion price for the Convertible Senior Notes of $113.75 per share.

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

The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	January 31, 2021	July 31, 2020
Principal	$400,000	$400,000
Less unamortized:
Debt discount	56,431	62,508
Debt issuance costs	6,647	7,284
Net carrying amount	$336,922	$330,208

The effective interest rate of the Convertible Senior Notes is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Contractual interest expense	$1,250	$1,250	$2,500	$2,500
Amortization of debt discount	3,057	2,907	6,077	5,779
Amortization of debt issuance costs	322	291	637	575
Total	$4,629	$4,448	$9,214	$8,854

Capped Call

In March 2018, the Company paid $37.2 million to purchase capped calls with certain financial institutions pursuant to capped call confirmations (the “Capped Calls”). The Capped Calls have an initial strike price of $113.75 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Senior Notes. The Capped Calls have initial cap prices of $153.13 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 3.5 million shares of common stock. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, tender offer, and a nationalization, insolvency, or delisting involving the Company. Additionally, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including change in law, insolvency filing, and hedging disruptions. The Capped Calls were recorded in the period purchased as a reduction of the Company’s additional paid-in capital in the condensed consolidated balance sheets.

7. Leases

The Company's lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring through fiscal year 2032. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.

Components of operating lease costs were as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Operating lease cost[1]	$4,500	$3,844	$8,872	$7,742
Variable lease cost	1,165	1,110	2,531	2,635
Sublease income	(397)	(382)	(792)	(762)
Net operating lease cost	$5,268	$4,572	$10,611	$9,615
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.3 million and $0.4 million for the three months ended January 31, 2021 and 2020, respectively, and $0.6 million and $0.6 million for the six months ended January 31, 2021 and 2020, respectively.

Future operating lease payments as of January 31, 2021 were as follows (in thousands):

Fiscal Year Ending July 31,
2021 (remainder of fiscal year)	$7,194
2022	18,067
2023	16,791
2024	16,565
2025	16,957
Thereafter	85,783
Total future lease payments	161,357
Less imputed interest	(28,344)
Total lease liability balance	$133,013

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	January 31, 2021	July 31, 2020
Operating lease assets	$103,706	$103,797

Current portion of lease liabilities	$11,243	$10,936
Non-current portion of lease liabilities	121,770	119,408
Total lease liabilities	$133,013	$130,344

Weighted average remaining lease term (years)	9.10	9.27
Weighted average discount rate	4.19%	4.34%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Cash payments for operating leases	$4,082	$2,989	$9,367	$4,660
Operating lease assets obtained in exchange for lease liabilities	$(2,703)	$6	$6,514	$486

In March 2020, the Company entered into a new lease agreement for office space in Dublin, Ireland which commenced in July 2020. In December 2020, the Company exercised the early termination option that was included in the new lease agreement, which terminated the agreement for the existing office space in Dublin, Ireland, and resulted in a reduction of the operating lease asset and lease liability of approximately $2.9 million.
8. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2020.

Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of January 31, 2021 or July 31, 2020. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2021 or July 31, 2020. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

9. Stock-Based Compensation Expense and Shareholders’ Equity

Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Stock-based compensation expense	$30,209	$26,688	$58,603	$51,453
Net impact of deferred stock-based compensation	(313)	48	(623)	(159)
Total stock-based compensation expense	$29,896	$26,736	$57,980	$51,294
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$2,954	$1,886	$5,556	$3,519
Cost of license revenue	145	188	396	368
Cost of services revenue	5,578	5,469	11,121	10,801
Research and development	7,604	6,668	14,851	12,849
Sales and marketing	6,806	5,996	12,783	11,153
General and administrative	6,809	6,529	13,273	12,604
Total stock-based compensation expense	$29,896	$26,736	$57,980	$51,294

Total unrecognized stock-based compensation expense as of January 31, 2021 related to stock options and Stock Awards is as follows:

	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$144	0.3
Stock Awards	272,195	2.7
	$272,339

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2020	2,445,698	$99.34	$287,761
Granted	1,231,094	$112.48
Released	(623,213)	$94.42	$71,793
Canceled	(169,013)	$102.05
Balance as of January 31, 2021	2,884,566	$105.86	$330,975
Expected to vest as of January 31, 2021	2,884,566	$105.86	$330,975
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $114.74 and $117.66 on January 31, 2021 and July 31, 2020, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. PSUs awarded in September 2020 will vest over three years with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year. The TSR PSUs are subject to total shareholder return rankings of the Company's common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. The Company recognized stock-based compensation related to these performance-based and market-based stock awards of $3.7 million and $3.8 million for the three months ended January 31, 2021 and 2020, respectively, and $7.0 million and $7.3 million for the six months ended January 31, 2021 and 2020, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2020	80,332	$29.80	5.2	$7,058
Granted	—
Exercised	(48,584)	$37.47		$3,534
Canceled	(1,122)	$11.24
Balance as of January 31, 2021	30,626	$18.31	5.3	$2,953
Vested and expected to vest as of January 31, 2021	30,626	$18.31	5.3	$2,953
Exercisable as of January 31, 2021	28,354	$18.88	5.2	$2,718
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $114.74 and $117.66 on January 31, 2021 and July 31, 2020, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs
The fair value of TSR PSUs is estimated at the date of grant using the Monte Carlo simulation model which included the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Expected term (in years)	*	*	*	2.90
Risk-free interest rate	*	*	*	1.5%
Expected volatility of the Company	*	*	*	28.4%
Average expected volatility of the peer companies in the S&P Index	*	*	*	37.0%
Expected dividend yield	*	*	*	—%
*There were no TSR PSUs granted during the three months ended January 31, 2020, and three and six months ended January 31, 2021, respectively.

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

Common Stock Reserved for Issuance
As of January 31, 2021 and July 31, 2020, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,775,163 and 83,461,925 shares of common stock were issued and outstanding, respectively.
As of January 31, 2021 and July 31, 2020, the Company had reserved shares of common stock for future issuance as follows:

	January 31, 2021	July 31, 2020
Exercise of stock options to purchase common stock	30,626	80,332
Vesting of stock awards	2,884,566	2,445,698
Shares available under stock plans	5,068,549	23,460,234
Total common stock reserved for issuance	7,983,741	25,986,264

Equity Incentive Plan
On December 15, 2020, the Company’s stockholders adopted the 2020 Stock Plan (“2020 Plan”) for the purpose of granting equity-based incentive awards. The Company initially reserved 5,000,000 shares of its common stock for the issuance of awards under the 2020 Plan. The shares available for issuance are subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization. The 2020 Plan replaced the Company’s 2011 Stock Plan; however, awards outstanding under the 2011 Stock Plan will continue to be governed by their existing terms.
The shares the Company issues under the 2020 Plan will be from the Company's pool of authorized but unissued shares. The shares of common stock underlying any awards under the 2011 Plan that are forfeited, canceled, held back upon exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock or are otherwise terminated (other than by exercise) are added back to the shares of stock available for issuance under the 2020 Plan.

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
During the three months ended January 31, 2021, the Company repurchased 309,562 shares of common stock at an average price of $125.69 per share, for an aggregate purchase price of $38.9 million. During the six months ended January 31, 2021, the Company repurchased 358,559 shares of common stock at an average price of $122.46 per share, for an aggregate purchase price of $43.9 million. As of January 31, 2021, $156.1 million remained available for future share repurchases.
10. Income Taxes
The Company recognized an income tax benefit of $14.2 million and an income tax expense of $4.2 million for the three months ended January 31, 2021 and 2020, respectively, and an income tax benefit of $24.9 million and $2.4 million for the six months ended January 31, 2021 and 2020, respectively. The change in the amount of income taxes recorded for the three and six months ended January 31, 2021 compared to the same periods a year ago was primarily due to the increase in the loss before taxes, the release of uncertain tax positions, and the tax status change of certain foreign subsidiaries for U.S. tax purposes. The effective tax rate of 62% and 46% for the three and six months ended January 31, 2021, respectively differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, global intangible low-taxed income ("GILTI") inclusion, research and development credits, certain non-deductible expenses including executive compensation, release of uncertain tax positions, and the tax status change of certain foreign subsidiaries for U.S. tax purposes.
During the three and six months ended January 31, 2021, unrecognized tax benefits decreased by $6.4 million and $6.0 million, respectively. As of January 31, 2021, the Company had unrecognized tax benefits of $11.7 million that, if recognized, would affect the Company’s effective tax rate.
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

The Company’s long-lived assets, including intangibles and goodwill, net, by geographic region is as follows (in thousands):

	January 31, 2021	July 31, 2020
Americas	$431,489	$440,291
EMEA	8,289	4,021
APAC	1,290	1,508
Total	$441,068	$445,820

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
Because our platform is critical to our new and existing customers' businesses, their decision-making and product evaluation process is long, which results in an extended sales cycle. These evaluation periods can extend further if the customer purchases multiple products or assesses the benefits of a cloud-based subscription in addition to our more traditional self-managed licensing model. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations.
We sell our cloud-delivered offerings through subscription services and our self-managed products through term licenses. We generally price our products and services based on the amount of DWP that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria is met including providing access to the service. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our products, services, and platform. Substantially all of our services revenue is billed monthly on a time and materials basis.

Over the past few years, we have primarily been entering into cloud-based subscription arrangements with our new and existing customers and we anticipate that subscription arrangements will be a majority of annual new sales going forward. As this sales model matures, we may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands.
To extend our technology leadership in the global market and to drive operating efficiency, we continue to invest in product development and cloud operations to enhance and improve our current products, introduce new products, and advance our ability to cost-effectively deliver each of our products in the cloud. Continued investment is critical as we seek to assist our customers in achieving their technology goals, maintain our competitive advantage, grow our revenue, expand internationally, and meet evolving customer demands. In certain cases, we may also acquire skills and technologies to manage our cloud infrastructure and accelerate our time to market for new products and solutions and upgrades.
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
We face a number of risks in the execution of our strategy including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing services and products successfully, migrating our business towards a subscription model with ratable revenue recognition, increasing the overall adoption of our products, and cost-effectively managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, implementation services and sales and marketing.
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, our subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Additionally, current revenue recognition guidance, also referred to as ASC 606, could continue to heighten or change the seasonal impact on our business as new term licenses and multi-year term license renewals recognize more revenue upfront based on the length of the committed term. Any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. For example, in the first quarter of fiscal year 2021, we experienced license revenue growth due to a five-year term license renewal under which revenue was recognized upfront, which overshadowed the usual positive seasonal impact in our second quarter of fiscal year 2021 and may create a challenging comparable period for the first quarter of fiscal year 2022. On an annual basis, our support revenue, which is recognized ratably, may also be impacted in the event that seasonal patterns change significantly. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fiscal fourth quarter increases this impact as the revenue impact of most fiscal fourth quarter subscription sales will not be realized until the following fiscal year.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic that continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our key customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, a vast majority of our employees are working remotely. In addition, many of our existing and potential customers are working remotely, which may continue to delay the timing of new orders and professional services engagements in the future.
Our business and financial results since the third fiscal quarter of 2020 have been impacted due to these disruptions, including decreases in annual recurring revenue ("ARR") growth rates, services revenue and margins, operating cash flow, and the change in fair value of strategic investments. ARR and revenue, especially services revenue, for the first half of fiscal 2021 continued to be impacted as a result of the challenges related to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, SI partners and vendors operate. For example, we or our SI partners have not visited customer facilities to make sales presentations or to work on implementation engagements since March 2020.
We currently believe that the economic impact of the pandemic on our business and the businesses of our customers, SI partners, and vendors is expected to continue through fiscal year 2021, or possibly longer. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have or will be cancelled or postponed, while the majority are being hosted virtually, like our customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the pandemic’s global economic impact could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our products and services based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill.
In response to the pandemic, various government programs have been announced which provide financial relief to affected businesses. As an example, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under their COVID-19 Economic Response Plan to prevent layoffs and help employers offset, for a limited time, a portion of their employee salaries and wages. In January 2021, we applied for the CEWS, to the extent we met the requirements to receive the subsidy, and recorded a reduction of compensation expense of approximately $1.7 million that is reflected in cost of revenue and operating expenses in our condensed consolidated statements of operations during the three months ended January 31, 2021. We will continue to review and apply for additional subsidies for the remaining term of the program, where applicable.
We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business, including Annual Recurring Revenue ("ARR") and Free Cash Flow. For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.
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

Our reported ARR results for interim quarterly periods in fiscal year 2021 are based on actual currency rates at the end of fiscal year 2020, held constant throughout the year. ARR was $520 million as of January 31, 2021, compared to $514 million as of July 31, 2020.

Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consists of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. The build out and furnishing of our corporate headquarters in San Mateo, California impacted free cash flow by $7.6 million for the six months ended January 31, 2020 and had no impact for the six months ended January 31, 2021. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources - Cash Flows” in this Quarterly Report on Form 10-Q.

	Six Months Ended January 31,
	2021	2020
Net cash provided by (used in) operating activities	$(2,378)	$1,336
Purchases of property and equipment	(5,517)	(11,254)
Capitalized software development costs	(4,884)	(2,210)
Free cash flow	$(12,779)	$(12,128)

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our revenue recognition policies are critical to the periods presented.

There have been no material changes to our significant and critical accounting policies as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements adopted, including the dates of adoption, and recent account pronouncements not yet adopted.

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

	Three Months Ended January 31,
	2021	As a % of total revenue	2020	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$59,563	33%	$49,550	29%
License	77,912	43	76,520	44
Services	42,587	24	47,388	27
Total revenue	180,062	100	173,458	100
Cost of revenue:
Subscription and support	40,158	22	28,212	17
License	2,834	2	2,904	1
Services	48,910	27	52,480	30
Total cost of revenue	91,902	51	83,596	48
Gross profit:
Subscription and support	19,405	11	21,338	12
License	75,078	41	73,616	43
Services	(6,323)	(3)	(5,092)	(3)
Total gross profit	88,160	49	89,862	52
Operating expenses:
Research and development	53,194	30	49,954	28
Sales and marketing	39,216	22	37,339	22
General and administrative	22,820	13	20,599	12
Total operating expenses	115,230	65	107,892	62
Income (loss) from operations	(27,070)	(16)	(18,030)	(10)
Interest income	2,015	1	6,958	4
Interest expense	(4,651)	(3)	(4,462)	(3)
Other income (expense), net	6,805	4	(182)	—
Income (loss) before provision for (benefit from) income taxes	(22,901)	(14)	(15,716)	(9)
Provision for (benefit from) income taxes	(14,249)	(8)	4,228	2
Net income (loss)	$(8,652)	(6)%	$(19,944)	(11)%

	Six Months Ended January 31,
	2021	As a % of total revenue	2020	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$117,529	34%	$98,581	30%
License	143,195	41	130,883	39
Services	89,140	25	101,004	31
Total revenue	349,864	100	330,468	100
Cost of revenue:
Subscription and support	77,164	22	53,145	16
License	5,771	2	5,461	2
Services	99,934	28	105,846	32
Total cost of revenue	182,869	52	164,452	50
Gross profit:
Subscription and support	40,365	12	45,436	14
License	137,424	39	125,422	37
Services	(10,794)	(3)	(4,842)	(1)
Total gross profit	166,995	48	166,016	50
Operating expenses:
Research and development	105,809	30	96,450	29
Sales and marketing	75,860	22	70,355	21
General and administrative	44,000	13	41,838	13
Total operating expenses	225,669	65	208,643	63
Income (loss) from operations	(58,674)	(17)	(42,627)	(13)
Interest income	4,804	1	14,594	4
Interest expense	(9,271)	(3)	(8,891)	(3)
Other income (expense), net	9,373	3	(433)	—
Income (loss) before provision for (benefit from) income taxes	(53,768)	(16)	(37,357)	(12)
Provision for (benefit from) income taxes	(24,926)	(7)	(2,422)	(1)
Net income (loss)	$(28,842)	(9)%	$(34,935)	(11)%

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

	Three Months Ended January 31,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$38,278	21%	$28,434	17%	$9,844	35%
Support	21,285	12	21,116	12	169	1%
License:
Term license	77,864	43	74,478	43	3,386	5%
Perpetual license	48	—	2,042	1	(1,994)	(98)%
Services	42,587	24	47,388	27	(4,801)	(10)%
Total revenue	$180,062	100%	$173,458	100%	$6,604	4%

	Six Months Ended January 31,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$75,508	22%	$56,494	18%	$19,014	34%
Support	42,021	12	42,087	13	(66)	—%
License:
Term license	143,089	41	128,792	38	14,297	11%
Perpetual license	106	—	2,091	—	(1,985)	(95)%
Services	89,140	25	101,004	31	(11,864)	(12)%
Total revenue	$349,864	100%	$330,468	100%	$19,396	6%

Subscription and Support
We anticipate subscriptions will continue to represent a majority of new arrangements, including customers migrating from existing term license arrangements to subscription services, in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue. If we complete a higher percentage of subscription arrangements in a given period, our short-term growth rates will be negatively impacted.
Subscription revenue increased by $9.8 million during the three months ended January 31, 2021 and increased by $19.0 million during the six months ended January 31, 2021, compared to the same periods a year ago, primarily due to the impact of new subscription services agreements related to InsuranceSuite via Guidewire Cloud entered into since January 31, 2020.
Support revenue increased by $0.2 million during the three months ended January 31, 2021 and decreased by less than $0.1 million during the six months ended January 31, 2021, compared to the same periods a year ago. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will continue to reduce the growth in, or result in lower, support revenue in the future.

License
Term license revenue increased by $3.4 million during the three months ended January 31, 2021 compared to the prior year period as a result of an increase of $10.1 million from new term licenses, partially offset by a decrease of $6.7 million from term license renewals. Included in these amounts is the impact of term license contracts with an initial term of greater than two years or a renewal term of greater than one year. The impact on term license revenue from contracts that deviated from our standard contract durations was $4.2 million in the three months ended January 31, 2021 compared with $2.9 million in the prior year period.
Term license revenue increased by $14.3 million during the six months ended January 31, 2021 compared to the prior year period as a result of an increase of $11.3 million from new term licenses and an increase of $3.0 million from term license renewals. Included in these amounts is the impact of term license contracts with an initial term of greater than two years or a renewal term of greater than one year. The impact on term license revenue from contracts that deviated from our standard contract durations was $19.5 million in the six months ended January 31, 2021 compared with $7.2 million in the prior year period.
Revenue related to new term licenses and multi-year term license renewals is generally recognized upfront and have no license revenue in subsequent periods until after the committed term expires. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognition will be impacted by allocations of total contract value between the license, subscription, and support performance obligations. License revenue growth could be negatively impacted as subscription sales increase as a percentage of total new sales and as customers migrate from term licenses to subscription services.
Perpetual license revenue accounted for less than 1% of total revenue during the three and six months ended January 31, 2021. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Services
Services revenue decreased by $4.8 million during the three months ended January 31, 2021 and by $11.9 million during the six months ended January 31, 2021, compared to the same periods a year ago. The decrease is primarily driven by a reduction in revenue from billable travel costs due to travel restrictions associated with the COVID-19 pandemic of $3.7 million and $7.7 million during the three and six months ended January 31, 2021, respectively. To a lesser extent, the decreases were also impacted by contracts with reduced billing rates and increased investments in customer InsuranceSuite via Guidewire Cloud migrations and implementations.
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
Cost of Revenue:

	Three Months Ended January 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$40,158	$28,212	$11,946	42%
License	2,834	2,904	(70)	(2)
Services	48,910	52,480	(3,570)	(7)
Total cost of revenue	$91,902	$83,596	$8,306	10

Includes stock-based compensation of:
Cost of subscription and support revenue	$2,954	$1,886	$1,068
Cost of license revenue	145	188	(43)
Cost of services revenue	5,578	5,469	109
Total	$8,677	$7,543	$1,134

	Six Months Ended January 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	77,164	$53,145	$24,019	45%
License	5,771	5,461	310	6
Services	99,934	105,846	(5,912)	(6)
Total cost of revenue	$182,869	$164,452	$18,417	11

Includes stock-based compensation of:
Cost of subscription and support revenue	$5,556	$3,519	$2,037
Cost of license revenue	396	368	28
Cost of services revenue	11,121	10,801	320
Total	$17,073	$14,688	$2,385

Cost of subscription and support revenue during the three and six months ended January 31, 2021 increased by $11.9 million and $24.0 million, respectively, compared to the same periods a year ago, primarily due to increases of $7.5 million and $16.3 million, respectively, in personnel expense, and $4.4 million and $7.0 million, respectively, in cloud infrastructure costs. The three months ended January 31, 2021 included a $0.7 million benefit to cost of subscription and support revenue related to the CEWS. Due to our growth in cloud-based customers, the costs to provide our subscription services has increased. Additionally, we continue to invest in our cloud operations to increase operational efficiency and scale and continuously improve security.
We expect our cost of subscription revenue to continue to increase as we continue to invest in our cloud operations to support our growing cloud customer base, to improve efficiencies, and to continuously improve and maintain secure environments. Cost of support revenue is expected to remain flat or slightly decrease over time as term license customers transition to the cloud.
The $0.1 million decrease in cost of license revenue during the three months ended January 31, 2021, compared to the same period a year ago, was primarily attributable to decreased amortization expense due to certain acquired intangible assets becoming fully amortized.
The $0.3 million increase in cost of license revenue during the six months ended January 31, 2021, compared to the same period a year ago, was primarily attributable to a $0.3 million increase related to the development of online training curriculum, which is included as part of the latest releases of InsuranceSuite, and royalties to solution partners for technologies integrated with our self-managed offerings.
We anticipate lower cost of license revenue over time as our term license customers migrate to cloud subscription agreements.
The $3.6 million decrease in cost of services revenue during the three months ended January 31, 2021, compared to the same period a year ago, was primarily attributable to a decrease of $3.7 million in billable travel costs resulting from COVID-19 travel restrictions.
The $5.9 million decrease in cost of services revenue during the six months ended January 31, 2021, compared to the same period a year ago, was primarily attributable to decreases of $7.7 million in billable travel costs resulting from COVID-19 travel restrictions and $1.0 million in software subscriptions and hosting costs, partially offset by increases of $0.8 million in facilities costs and of $0.7 million in personnel costs, primarily bonuses.
We had 519 cloud operations and technical support employees and 675 professional services employees at January 31, 2021, compared to 282 cloud operations and technical support employees and 749 professional services employees at January 31, 2020. Approximately 98 employees have been transferred from professional services to cloud operations and research and development since January 31, 2020 to support the growth in our cloud customers.

Gross Profit:

	Three Months Ended January 31,
	2021		2020		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$19,405	33%	$21,338	43%	$(1,933)	(9)%
License	75,078	96	73,616	96	1,462	2
Services	(6,323)	(15)	(5,092)	(11)	(1,231)	(24)
Total gross profit	$88,160	49	$89,862	52	$(1,702)	(2)

Our gross profit decreased $1.7 million during the three months ended January 31, 2021 compared to the same period a year ago. Gross profit was impacted by continued investments in cloud operations and decreases in professional services revenue driven by increased investments in cloud migration and implementation engagements, contracts with reduced billing rates and lower billable travel, partially offset by an increase in license revenue resulting from multi-year term license arrangements.
Our gross margin decreased to 49% during the three months ended January 31, 2021, as compared to 52% during the same period a year ago. Gross margin was impacted by lower subscription and support gross margins resulting from increasing investments in cloud operations and negative services gross margins resulting from investments in cloud migration and implementation engagements and contracts with reduced billing rates.

	Six Months Ended January 31,
	2021		2020		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$40,365	34%	$45,436	46%	$(5,071)	(11)%
License	137,424	96	125,422	96	12,002	10
Services	(10,794)	(12)	(4,842)	(5)	(5,952)	(123)
Total gross profit	$166,995	48	$166,016	50	$979	1

Our gross profit increased $1.0 million during the six months ended January 31, 2021 compared to the same period a year ago. Gross profit was impacted by an increase in license revenue resulting from a large multi-year term license renewal and new multi-year term license arrangements, partially offset by continued investments in cloud operations and decreases in professional services revenue driven by increased investments in cloud migration and implementation engagements, contracts with reduced billing rates, and lower billable travel.
Our gross margin decreased to 48% during the six months ended January 31, 2021, as compared to 50% during the same period a year ago. Gross margin was impacted by lower subscription and support gross margins resulting from increasing investments in cloud operations and negative services gross margins resulting from investments in cloud migration and implementation engagements and contracts with reduced billing rates.
We expect subscription and support gross margins will fluctuate as our subscription revenue increases and we continue to invest in our cloud operations. In addition to the impact of our investment in customer migrations and implementations, we expect continued challenges related to COVID-19 will negatively impact services gross margin through fiscal year 2021 and potentially longer. We expect license gross margin will fluctuate based on changes in revenue due to the timing of delivery of new multi-year term licenses and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively flat compared to prior periods.

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

	Three Months Ended January 31,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$53,194	30%	$49,954	28%	$3,240	6%
Sales and marketing	39,216	22	37,339	22	1,877	5
General and administrative	22,820	13	20,599	12	2,221	11
Total operating expenses	$115,230	65	$107,892	62	$7,338	7

Includes stock-based compensation of:
Research and development	$7,604		$6,668		$936
Sales and marketing	6,806		5,996		810
General and administrative	6,809		6,529		280
Total	$21,219		$19,193		$2,026

	Six Months Ended January 31,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$105,809	30%	$96,450	29%	$9,359	10%
Sales and marketing	75,860	22	70,355	21	5,505	8
General and administrative	44,000	13	41,838	13	2,162	5
Total operating expenses	$225,669	65	$208,643	63	$17,026	8

Includes stock-based compensation of:
Research and development	$14,851		$12,849		$2,002
Sales and marketing	12,783		11,153		1,630
General and administrative	13,273		12,604		669
Total	$40,907		$36,606		$4,301

Research and Development

Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $3.2 million increase in research and development expenses during the three months ended January 31, 2021 compared to the same period a year ago, was primarily due to a $3.7 million increase in personnel costs associated with higher headcount in fiscal year 2021 and higher cloud infrastructure costs of $0.5 million for our development environments, partially offset by decreases in travel costs of $0.7 million due to COVID-19 travel restrictions and in professional services costs of $0.2 million. The three months ended January 31, 2021 included a $0.6 million benefit to research and development expenses related to the CEWS.
The $9.4 million increase in research and development expenses during the six months ended January 31, 2021 compared to the same period a year ago, was primarily due to an increase in personnel costs associated with higher headcount in fiscal year 2021 of $9.4 million, additional cloud infrastructure costs for our development environments of $1.0 million, and professional services costs of $0.4 million for consultants to support the development of our subscription offerings, information security requirements, and cloud strategy. These increases were partially offset by a decrease in travel costs of $1.4 million due to COVID-19 travel restrictions and a $0.6 million benefit related to the CEWS.
Our research and development headcount was 806 at January 31, 2021 compared with 725 at January 31, 2020.
We expect our research and development expenses to increase in absolute dollars as we continue to hire and dedicate internal resources to develop, improve, and expand the functionality of our solutions and migrate our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of personnel costs for our sales and marketing employees. It also includes travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.
The $1.9 million increase in sales and marketing expenses during the three months ended January 31, 2021 compared to the same period a year ago, was primarily attributable to increases of $6.2 million in personnel costs due to higher headcount to sell and market our services and products, including an increase of $1.3 million due to the amortization of contract acquisition costs (primarily commissions). Contract acquisition costs are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. These increases were partially offset by decreases of $2.2 million in travel costs due to COVID-19 travel restrictions and $2.2 million in marketing, advertising and related professional services expenses for our user conference, Connections. In fiscal 2020, costs for the annual event were recognized in the second quarter, the quarter in which the in-person event occurred. In fiscal 2021, due to COVID-19, Connections Reimagined was, and will be, held as three virtual events occurring over the course of the year. The first event took place in November 2020. We expect to recognize additional costs associated with the two remaining Connections Reimagined events in the second half of fiscal year 2021.
The $5.5 million increase in sales and marketing expenses during the six months ended January 31, 2021 compared to the same period a year ago, was primarily attributable to an increase of $11.6 million in personnel costs due to higher headcount to sell and market our services and products, including an increase of $2.3 million due to the amortization of contract acquisition costs (primarily commissions). Contract acquisition costs are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. These increases were partially offset by decreases of $4.3 million in travel costs due to travel restrictions and $1.4 million in marketing, advertising and related professional services expenses for our user conference, Connections.
Our sales and marketing headcount was 423 at January 31, 2021 compared with 374 at January 31, 2020.
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
The $2.2 million increase during the three and six months ended January 31, 2021 compared to the same periods a year ago, was primarily attributable to increases in professional services, and software expenses to support our growth and remote work environment.
Our general and administrative headcount was 365 at January 31, 2021 compared with 297 at January 31, 2020. General and administrative headcount includes personnel in information technology support, information security, facilities, and recruiting whose expenses are allocated across all functional departments.

We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.
Other Income (Expense)

	Three Months Ended January 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$2,015	$6,958	$(4,943)	(71)%
Interest expense	(4,651)	(4,462)	(189)	4%
Other income (expense), net	6,805	(182)	6,987	*
*Not meaningful

	Six Months Ended January 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$4,804	$14,594	$(9,790)	(67)%
Interest expense	(9,271)	(8,891)	(380)	4%
Other income (expense), net	9,373	(433)	9,806	*
*Not meaningful

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased $4.9 million and $9.8 million during the three and six months ended January 31, 2021, respectively, compared to the same periods a year ago, primarily due to lower yields on invested funds.

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
Interest expense for the three months ended January 31, 2021 and 2020 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $3.4 million and $3.2 million respectively, and stated interest of $1.3 million in both periods.
Interest expense for the six months ended January 31, 2021 and 2020 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $6.7 million and $6.4 million respectively, and stated interest of $2.5 million in both periods.

Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable and intercompany receivables and payables. We currently have entities with a functional currency of the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc.

Other income (expense), net during the three months ended January 31, 2021 was income of $6.8 million, as compared to expense of $0.2 million during the same period a year ago, due to fluctuations in foreign currency exchange rates in those periods.
Other income (expense), net during the six months ended January 31, 2021 was income of $9.4 million, as compared to expense of $0.4 million during the same period a year ago, due to fluctuations in foreign currency exchange rates in those periods.
Provision for (benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended January 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(14,249)	$4,228	$(18,477)	(437)%
Effective tax rate	62%	(27)%

	Six Months Ended January 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(24,926)	$(2,422)	$(22,504)	929%
Effective tax rate	46%	7%

We recognized an income tax benefit of $14.2 million and income tax expense of $4.2 million for the three months ended January 31, 2021 and 2020, respectively, and an income tax benefit of $24.9 million and $2.4 million for the six months ended January 31, 2021 and 2020, respectively. The change in the amount of income taxes recorded for the three and six months ended January 31, 2021 compared to the same periods a year ago was primarily due to the increase in the loss before taxes, the release of uncertain tax positions, and the tax status change of certain foreign subsidiaries for U.S. tax purposes.
The effective tax rate of 62% and 46% for the three and six months ended January 31, 2021 differs from the statutory U.S. federal income tax rate of 21% due to permanent differences for stock-based compensation including excess tax benefits, global intangible low-taxed income ("GILTI") inclusion, research and development credits, certain non-deductible expenses including executive compensation, the release of uncertain tax positions, and the tax status change of certain foreign subsidiaries.
During the three and six months ended January 31, 2021, unrecognized tax benefits decreased by $6.4 million and $6.0 million, respectively. As of January 31, 2021, we had unrecognized tax benefits of $11.7 million that, if recognized, would affect our effective tax rate.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Gross profit reconciliation:
GAAP gross profit	$88,160	$89,862	$166,995	$166,016
Non-GAAP adjustments:
Stock-based compensation	8,677	7,543	17,073	14,688
Amortization of intangibles	4,526	4,945	9,052	9,890
COVID-19 Canada Emergency Wage Subsidy benefit(3)	(968)	—	(968)	—
Non-GAAP gross profit	$100,395	$102,350	$192,152	$190,594

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(27,070)	$(18,030)	$(58,674)	$(42,627)
Non-GAAP adjustments:
Stock-based compensation	29,896	26,736	57,980	51,294
Amortization of intangibles	6,323	6,742	12,646	13,909
COVID-19 Canada Emergency Wage Subsidy benefit(3)	(1,686)	—	(1,686)	—
Non-GAAP income (loss) from operations	$7,463	$15,448	$10,266	$22,576

Net income (loss) reconciliation:
GAAP net income (loss)	$(8,652)	$(19,944)	$(28,842)	$(34,935)
Non-GAAP adjustments:
Stock-based compensation	29,896	26,736	57,980	51,294
Amortization of intangibles	6,323	6,742	12,646	13,909
Amortization of debt discount and issuance costs	3,379	3,198	6,714	6,354
COVID-19 Canada Emergency Wage Subsidy benefit(3)	(1,686)	—	(1,686)	—
Tax impact of non-GAAP adjustments (1)	(20,232)	826	(23,375)	(8,086)
Non-GAAP net income (loss)	$9,028	$17,558	$23,437	$28,536

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(14,249)	$4,228	$(24,926)	$(2,422)
Non-GAAP adjustments:
Stock-based compensation	8,138	4,329	(14,153)	8,529
Amortization of intangibles	1,721	1,092	(3,298)	2,319
Amortization of debt discount and issuance costs	920	518	(1,727)	1,058
COVID-19 Canada Emergency Wage Subsidy benefit(3)	(459)	—	(459)	—

Tax impact of non-GAAP adjustments (1)	9,912	(6,765)	43,012	(3,820)
Non-GAAP tax provision (benefit)	$5,983	$3,402	$(1,551)	$5,664

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.10)	$(0.24)	$(0.34)	$(0.42)
Non-GAAP adjustments:
Stock-based compensation	0.36	0.32	0.70	0.62
Amortization of intangibles	0.08	0.08	0.16	0.17
Amortization of debt discount and issuance costs	0.04	0.04	0.08	0.08
COVID-19 Canada Emergency Wage Subsidy benefit(3)	(0.02)	—	(0.02)	—
Tax impact of non-GAAP adjustments (1)	(0.24)	0.01	(0.28)	(0.10)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation (2)	(0.01)	—	(0.02)	(0.01)
Non-GAAP net income (loss) per share — diluted	$0.11	$0.21	$0.28	$0.34

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares — diluted	83,830,624	82,725,641	83,737,889	82,543,267
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation (2)	1,007,573	842,001	859,492	854,608
Pro forma weighted average shares — diluted	84,838,197	83,567,642	84,597,381	83,397,875

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
(3) Effective the second fiscal quarter of 2021, the COVID-19 Canada Emergency Wage Subsidy benefit was included as a non-GAAP adjustment.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	January 31, 2021	July 31, 2020
Cash, cash equivalents, and investments	$1,375,027	$1,434,267
Working capital	$1,158,241	$1,118,020

Cash, Cash Equivalents, and Investments

Our cash and cash equivalents are comprised of cash and liquid investments with remaining maturities of 90 days or less from the date of purchase, primarily commercial paper and money market funds. Our investments primarily consist of corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal and foreign government securities.
As of January 31, 2021, approximately $57.0 million of our cash and cash equivalents were domiciled in foreign jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

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
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. We also may invest in or acquire complementary businesses, applications or technologies, or may expand our Board authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing.
Share Repurchase Program
In October 2020, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. During the three months ended January 31, 2021, we repurchased 309,562 shares of common stock at an average price of $125.69 per share, for an aggregate purchase price of $38.9 million. During the six months ended January 31, 2021, we repurchased 358,559 shares of common stock at a average price of $122.46 per share, for an aggregate purchase price of $43.9 million. As of January 31, 2021, $156.1 million remained available for future share repurchases.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Six Months Ended January 31,
	2021	2020
Net cash provided by (used in) operating activities	$(2,378)	$1,336
Net cash provided by (used in) investing activities	$5,749	$(38,118)
Net cash provided by (used in) financing activities	$(40,859)	$1,239
Cash Flows from Operating Activities
Net cash used in operating activities was $2.4 million for the six months ended January 31, 2021 compared to cash provided by operating activities of $1.3 million during the six months ended January 31, 2020. This $3.7 million increase in operating cash used was primarily attributable to a $4.9 million decrease in cash provided by working capital activities, partially offset by a $1.1 million increase in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Net cash provided by investing activities was $5.7 million for the six months ended January 31, 2021 compared to net cash used in investing activities of $38.1 million for the six months ended January 31, 2020. The improvement was primarily due to a $42.8 million increase in cash from available-for-sale securities transactions and a $5.7 million decrease in capital expenditures primarily due to the completion of our new headquarters in San Mateo, California, partially offset by $2.0 million in new strategic equity investments and a $2.7 million increase in capitalized software development costs related to our cloud-based services.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended January 31, 2021 was $40.9 million compared to $1.2 million provided by financing activities for the six months ended January 31, 2020. This $$42.1 million increase in cash used was primarily because we repurchased $42.7 million of our common stock under our share repurchase program, partially offset by an increase in proceeds from option exercises of $0.6 million.

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
Off-Balance Sheet Arrangements
Through January 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of January 31, 2021 and July 31, 2020 were $1,375.0 million and $1,434.3 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.1 million and $5.6 million in the market value of our available-for-sale securities as of January 31, 2021 and July 31, 2020, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable and intercompany receivables and payables. For the six months ended January 31, 2021 and 2020, we recorded foreign currency gains of $9.4 million and foreign currency losses of $0.4 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss would be approximately $17.6 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Our strategic investments in privately held securities are in various classes of equity and convertible debt that may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movements in the total enterprise value of the company in which we are invested. As a result, our investment in a specific company may move by more or less than any change in value of that overall company. In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as public offering, acquisition, or other favorable market event reflecting appreciation to the value of our investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2021 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of revenue, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
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
Factors that may affect our results of operations include:

•the impact of economic downturns and related market volatility caused by the COVID-19 pandemic or other national and worldwide events on our business and the businesses of our customers, partners, and vendors;
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
•future accounting pronouncements or changes in accounting rules and our related accounting policies, interpretations and controls;
•our ability to realize expected benefits from our acquisitions;
•reductions in our customers’ budgets for information technology purchases and delays in their purchasing decisions;
•the timing of hiring personnel and employee related expenses;
•the impact of a recession or any other adverse global economic condition on our business, including pandemics, trade tariffs, trade agreements, and other uncertainties, that may cause a delay in entering into or a failure to enter into significant customer agreements or the fulfillment of professional service arrangements;
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

We generally see increased new orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenue has historically been recognized in our fourth fiscal quarter. Since a substantial majority of our license revenue has annual renewals after the initial term of the contract, we expect to continue to experience this seasonality effect in subsequent years. Generally, accounting under ASC 606 for revenue recognition has and may continue to heighten or change the seasonal impact on our new term licenses and multi-year term license renewals due to license revenue for the entire committed term being recognized at the beginning of the agreement. Because of the upfront nature of revenue recognition for new multi-year term licenses and multi-year term license renewals, any quarter in which a significant agreement of this nature is signed, renewed, cancelled, or not renewed when scheduled to do so may be impacted.

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
•as customers enter into a subscription agreement to migrate from an existing term license agreement or as we invest in certain cloud implementations to assist our customers with their migration to our cloud services, the timing of revenue recognition may be impacted by the allocation of revenue between different performance obligations;
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

To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. This change to our business model requires a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our transition to cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of third-party infrastructure in which we rely to host our subscription services, may be difficult to predict over time, especially in light of our limited experience with the costs of delivering cloud-based versions of our applications. Furthermore, we may assume greater responsibilities for implementation related services related to subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional products or services or upon renewal of existing agreements, and a customer’s refusal to pay its contractually-obligated subscription or service fees.
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

Our products and services are complex and are deployed in a wide variety of network environments. The proper use of our products and services requires training of the customer. If our products and services are not used correctly or as intended, inadequate performance may result. Our products and services may also be intentionally misused or abused by customers or their employees or third parties who are able to access or use our products and services. Because our customers rely on our products, services, and support to manage a wide range of operations, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, or our failure to properly provide services to our customers may result in negative publicity or legal claims against us. Also, any failure by us to properly provide training or other services to existing customers will likely result in lost opportunities for follow-on and increased sales of our products and services.

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

As adoption of our cloud-based services occurs, the amount of customer data, including customer personal information, that we manage, hold, and/or collect continues to increase. In addition, our products and services may collect, process, store, and use transaction-level data aggregated across insurers using our common data model.  We anticipate that over time we will continue to expand the use and collection of personal information as greater amounts of such personal information may be transferred from our customers to us and we recognize that personal privacy has become a significant issue in the United States, Europe, and many other jurisdictions where we operate.

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act, the California Privacy Rights Act, which passed into law on November 3, 2020 (but takes substantial effect on January 1, 2023), and the Court of Justice of the European Union's invalidation of the Privacy Shield framework in July 2020. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our products and services and reduce overall demand.

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

On April 27, 2016 the European Union (EU) adopted the General Data Protection Regulation 2016/679 (“GDPR”), that took effect on May 25, 2018. The GDPR applies to any company established in the European Economic Area (“EEA”) as well as to those outside the EEA if they carry out processing of personal data of individuals in the EEA. that is related to the offering of goods or services to them or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of personal data, mandatory data breach notification requirements and onerous new obligations on data processors. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with GDPR requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners.

In addition, the GDPR restricts transfers of personal data outside of the EEA to countries deemed to lack adequate privacy protections, including the U.S., unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU–U.S. data transfers. We are currently certified to the EU-U.S. Privacy Shield. On July 16, 2020, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, but it deemed that the SCCs are valid, provided additional safeguards are in place. However, the ECJ ruled that transfers made pursuant to SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Moreover, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the Swiss-U.S. Privacy Shield to provide adequate protections for transfers of Swiss personal data to the U.S., following the invalidation of the EU-U.S. Privacy Shield by the ECJ. We are currently certified to the Swiss-U.S. Privacy Shield. On November 10, 2020, the European Data Protection Board ("EDPB"), issued recommendations on the additional safeguards required for SCCs to be valid. We are in the process of reviewing the decision and the recent EDPB guidance, which remains subject to public comment, and assessing any impacts on our data transfer mechanisms. It is possible that the ability to transfer personal data from the EU to the United States will be restricted. We (and many other companies) may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the United States and other countries. Until the remaining legal uncertainties regarding how to legally continue transfers pursuant to the SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European and Swiss privacy laws will be sufficient.

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

Starting on January 1, 2021, as a result of Brexit, the U.K. has brought the GDPR into domestic U.K. law with the Data Protection Act 2018 ("U.K. GDPR"), which will remain in force. The U.K. GDPR mirrors the data protection obligations and fines under the GDPR, but there may be further developments about the regulation of particular issues such as U.K.-EU data transfers. On February 19, 2021, the EU Commission issued a draft adequacy decision regarding the U.K., which, if adopted may require us to take steps to ensure the lawfulness of our data transfers with the U.K.

Anticipated further evolution of European Union regulations on this topic, including the impact of Brexit on these regulations in the U.K. and any related changes to the regulatory framework in the U.K., may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by new regulations and interpretations of existing regulations and we may be required to make significant changes to our software applications and expanding business operations, all of which may adversely affect our results of operations.

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

Although we believe that our products and services do not infringe upon the intellectual property rights of third parties, we cannot assure that we are not infringing or otherwise violating any third-party intellectual property rights or that third parties will not assert infringement or misappropriation claims against us with respect to current or future products or services, or that any such assertions will not require us to enter into royalty arrangements, result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.

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

Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions or updates are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Despite testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our offerings after their introduction. Additionally, our Guidewire Cloud offerings rely on third-party hosting services. Any material disruption or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our services, which could harm our reputation and adversely affect our results of operations.

We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or product sales or upon renewals of existing licenses or services, potential reversals of previously recognized revenue, or a customer’s refusal to pay its contractually-obligated fees. In addition, time-consuming or difficult implementations may also increase the amount of services personnel we must allocate to each customer without commensurate compensation, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

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

We and our customers rely on technology, services, and intellectual property of third parties, the loss of which could limit the functionality of our products and disrupt our business.

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

In addition, our Guidewire Cloud offerings rely on third-party hosting and infrastructure services provided by Amazon Web Services ("AWS"), for the continuous, reliable, and secure operation of servers, related hardware and software, and network infrastructure. A prolonged AWS service disruption or slowdown for any reason could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.

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

We prepare our consolidated financial statements to conform to United States Generally Accepted Accounting Principles ("GAAP"). These accounting principles are subject to interpretation by the Securities and Exchange Commission ("SEC"), Financial Accounting Standards Board ("FASB"), and various bodies formed to interpret and create accounting rules and regulations. New accounting standards, such as ASC 606 - Revenue from Contracts with Customers adopted in fiscal year 2019 or ASC 842 - Leases adopted in fiscal year 2020, or the guidance relating to interpretation and adoption of standards could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.

We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. For example, the Emerging Issues Task Force of the FASB is considering changes that may impact the revenue guidance for the migration from term licenses to subscription services. In addition, were we to change our accounting estimates, including those related to the timing of revenue recognition and those used to allocate revenue between various performance obligations, our reported revenue and results of operations could be significantly impacted. For example, the following risks are associated with ASC 606:

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

We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in, interpretations of, and guidance regarding tax laws, including impacts of the Jobs Act of 2017 ("the Tax Act") and the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

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

As of January 31, 2021, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the "Convertible Senior Notes"). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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

General worldwide economic conditions remain unstable and prolonged economic uncertainties or downturns could harm our business operations or financial results. In particular, pursuant to a decision by referendum in June 2016, the United Kingdom (U.K.) voted to withdraw from the European Union (“Brexit”). The U.K. subsequently withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the

Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Brexit has caused significant volatility in global stock markets and fluctuations in currency exchange rates. Brexit has also caused, and may continue to cause, delays in purchasing decisions by our potential and current customers affected by this transition due to the considerable political and economic uncertainty created by Brexit and uncertainty as to the nature of the U.K.’s long-term relationship with the European Union. Brexit may further result in new regulatory and cost challenges to our U.K. and global operations, particularly with respect to data protection. Depending on the market and regulatory effects of Brexit, it is possible that there may be adverse practical or operational implications on our business, and prolonged economic uncertainties or downturns caused by Brexit could harm our business and results of operations. In addition, the recent U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally.

Further, other global events such as the imposition of various trade tariffs by the United States and China and the COVID-19 pandemic, have created and may continue to create global economic uncertainty, including inflationary pressures, in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our products and services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

Furthermore, the increased pace of consolidation in the P&C insurance industry may result in reduced overall spending on our products and services. Acquisitions of customers or potential customers can delay or cancel sales cycles and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted.

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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended January 31, 2021 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs (1)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under The Plans or Programs (1)
November 1, 2020 - November 30, 2020	42,633	$116.23	91,630	$190.0
December 1, 2020 - December 31, 2020	113,162	$127.55	204,792	$175.6
January 1, 2021 - January 31, 2021	153,767	$126.95	358,559	$156.1

(1) On October 7, 2020, we announced that our board of directors authorized and approved a share repurchase program of up to $200.0 million of our outstanding stock. We began repurchasing shares under this program during the first quarter of fiscal year 2021. As of January 31, 2021, we had approximately $156.1 million remaining for future share repurchases under the share repurchase program. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. There is no stated expiration for the program.

ITEM 6.     Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 5, 2020
3.2	Amended and Restated Bylaws	8-K	3.1	September 14, 2020
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.1	Guidewire Software, Inc. 2020 Stock Plan	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

Date:	March 4, 2021	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)