Form 10-Q
period 2021-04-30
Guidewire Software, Inc.
filed 2021-06-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On May 28, 2021, the registrant had 83,154,725 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act") which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Part II – Other Information – Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

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
•our ability to comply with evolving data privacy standards and maintain the security of our customers' data, our products or our cloud-based services, and the related costs and liabilities that we may incur;
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

_____________

Unless the context requires otherwise, we are referring to Guidewire Software, Inc., together with its subsidiaries, when we use the terms “Guidewire,” the “Company,” “we,” “our,” or “us.”

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2021	July 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$284,448	$366,969
Short-term investments	803,885	766,527
Accounts receivable, net of allowances of $1,212 and $1,276, respectively	71,785	114,242
Unbilled accounts receivable, net	98,800	49,491
Prepaid expenses and other current assets	49,028	45,989
Total current assets	1,307,946	1,343,218
Long-term investments	200,493	300,771
Unbilled accounts receivable, net	33,315	34,737
Property and equipment, net	76,681	65,235
Operating lease assets	100,813	103,797
Intangible assets, net	23,141	39,708
Goodwill	340,877	340,877
Deferred tax assets, net	132,901	101,565
Other assets	33,814	34,944
TOTAL ASSETS	$2,249,981	$2,364,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,162	$22,634
Accrued employee compensation	77,184	58,547
Deferred revenue, net	85,796	118,311
Other current liabilities	26,155	25,706
Total current liabilities	214,297	225,198
Lease liabilities	118,870	119,408
Convertible senior notes, net	340,351	330,208
Deferred revenue, net	9,119	14,685
Other liabilities	10,860	18,585
Total liabilities	693,497	708,084
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,588,143	1,499,050
Accumulated other comprehensive income (loss)	(5,341)	(5,246)
Retained earnings (accumulated deficit)	(26,326)	162,956
Total stockholders’ equity	1,556,484	1,656,768
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,249,981	$2,364,852
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Revenue:
Subscription and support	$64,836	$50,772	$182,365	$149,353
License	50,937	63,104	194,132	193,987
Services	48,195	54,289	137,335	155,293
Total revenue	163,968	168,165	513,832	498,633
Cost of revenue:
Subscription and support	41,284	30,522	118,448	83,667
License	1,991	2,566	7,762	8,027
Services	48,790	52,664	148,724	158,510
Total cost of revenue	92,065	85,752	274,934	250,204
Gross profit:
Subscription and support	23,552	20,250	63,917	65,686
License	48,946	60,538	186,370	185,960
Services	(595)	1,625	(11,389)	(3,217)
Total gross profit	71,903	82,413	238,898	248,429
Operating expenses:
Research and development	54,155	51,893	159,964	148,343
Sales and marketing	40,879	35,235	116,739	105,590
General and administrative	23,695	20,885	67,695	62,723
Total operating expenses	118,729	108,013	344,398	316,656
Income (loss) from operations	(46,826)	(25,600)	(105,500)	(68,227)
Interest income	1,559	6,072	6,363	20,666
Interest expense	(4,698)	(4,505)	(13,969)	(13,396)
Other income (expense), net	5,259	(12,356)	14,632	(12,789)
Income (loss) before provision for (benefit from) income taxes	(44,706)	(36,389)	(98,474)	(73,746)
Provision for (benefit from) income taxes	(8,073)	(5,351)	(32,999)	(7,773)
Net income (loss)	$(36,633)	$(31,038)	$(65,475)	$(65,973)
Net income (loss) per share:
Basic	$(0.44)	$(0.37)	$(0.78)	$(0.80)
Diluted	$(0.44)	$(0.37)	$(0.78)	$(0.80)
Shares used in computing net income (loss) per share:
Basic	83,600,327	83,024,291	83,693,045	82,701,267
Diluted	83,600,327	83,024,291	83,693,045	82,701,267

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net income (loss)	(36,633)	(31,038)	(65,475)	(65,973)
Other comprehensive income (loss):
Foreign currency translation adjustments	403	(2,710)	2,435	(2,999)
Unrealized gains (losses) on available-for-sale securities	(1,285)	342	(4,334)	1,504
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	228	(142)	801	(422)
Reclassification adjustment for realized gains (losses) included in net income (loss)	336	253	1,003	266
Total other comprehensive income (loss)	(318)	(2,257)	(95)	(1,651)
Comprehensive income (loss)	$(36,951)	$(33,295)	$(65,570)	$(67,624)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768
Net income (loss)	—	—	—	—	(20,190)	(20,190)
Issuance of common stock upon exercise of stock options	39,169	—	1,716	—	—	1,716
Issuance of common stock upon vesting of Restricted Stock Units (“RSUs”)	339,759	—	—	—	—	—
Stock-based compensation	—	—	28,394	—	—	28,394
Repurchase and retirement of common stock	(48,997)	—	—	—	(5,000)	(5,000)
Foreign currency translation adjustment	—	—	—	(694)	—	(694)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,480)	—	(1,480)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	347	—	347
Balance as of October 31, 2020	83,791,856	$8	$1,529,160	$(7,073)	$137,766	$1,659,861
Net income (loss)	—	—	—	—	(8,652)	(8,652)
Issuance of common stock upon exercise of stock options	9,415	—	104	—	—	104
Issuance of common stock upon vesting of RSUs	283,454	—	—	—	—	—
Stock-based compensation	—	—	30,209	—	—	30,209
Repurchase and retirement of common stock	(309,562)	—	—	—	(38,909)	(38,909)
Foreign currency translation adjustment	—	—	—	2,726	—	2,726
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(996)	—	(996)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	320	—	320
Balance as of January 31, 2021	83,775,163	$8	$1,559,473	$(5,023)	$90,205	$1,644,663
Net income (loss)	—	—	—	—	(36,633)	(36,633)
Issuance of common stock upon exercise of stock options	3,647	—	102	—	—	102
Issuance of common stock upon vesting of RSUs	266,927	—	—	—	—	—
Stock-based compensation	—	—	28,568	—	—	28,568
Repurchase and retirement of common stock	(764,782)	—	—	—	(79,898)	(79,898)
Foreign currency translation adjustment	—	—	—	403	—	403
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,057)	—	(1,057)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	336	—	336
Balance as of April 30, 2021	83,280,955	$8	$1,588,143	$(5,341)	$(26,326)	$1,556,484

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2019	82,140,883	$8	$1,391,904	$(7,758)	$190,047	$1,574,201
Net income ( loss)	—	—	—	—	(14,991)	(14,991)
Issuance of common stock upon exercise of stock options	21,698	—	368	—	—	368
Issuance of common stock upon vesting of RSUs	411,825	—	—	—	—	—
Stock-based compensation	—	—	24,765	—	—	24,765
Foreign currency translation adjustment	—	—	—	133	—	133
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,003	—	1,003
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	46	—	46
Adoption of Accounting Standards Update ("ASU") 2018-02	—	—	—	(107)	107	—
Balance as of October 31, 2019	82,574,406	$8	$1,417,037	$(6,683)	$175,163	$1,585,525
Net income (loss)	—	—	—	—	(19,944)	(19,944)
Issuance of common stock upon exercise of stock options	25,155	—	872	—	—	872
Issuance of common stock upon vesting of RSUs	272,821	—	—	—	—	—
Stock-based compensation	—	—	26,688	—	—	26,688
Foreign currency translation adjustment	—	—	—	(422)	—	(422)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(121)	—	(121)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(33)	—	(33)
Balance as of January 31, 2020	82,872,382	$8	$1,444,597	$(7,259)	$155,219	$1,592,565
Net income (loss)	—	—	—	—	(31,038)	(31,038)
Issuance of common stock upon exercise of stock options	41,475	—	1,838	—	—	1,838
Issuance of common stock upon vesting of RSUs	253,185	—	—	—	—	—
Stock-based compensation	—	—	24,905	—	—	24,905
Foreign currency translation adjustment	—	—	—	(2,710)	—	(2,710)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	200	—	200
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	253	—	253
Balance as of April 30, 2020	83,167,042	$8	$1,471,340	$(9,516)	$124,181	$1,586,013
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(65,475)	$(65,973)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,028	32,255
Amortization of debt discount and issuance costs	10,143	9,598
Amortization of contract costs	8,498	5,610
Stock-based compensation	86,203	76,075
Changes to allowance for credit losses and revenue reserves	10	190
Deferred income tax	(30,294)	(11,046)
Amortization of premium (accretion of discount) on available-for-sale securities, net	4,922	(2,366)
Changes in fair value of strategic investments	—	10,672
Other non-cash items affecting net income (loss)	745	701
Changes in operating assets and liabilities:
Accounts receivable	43,375	58,180
Unbilled accounts receivable	(47,887)	(44,740)
Prepaid expenses and other assets	(4,587)	(10,147)
Operating lease assets	2,984	7,111
Accounts payable	(118)	(5,680)
Accrued employee compensation	16,451	(25,286)
Deferred revenue	(38,081)	(25,735)
Lease liabilities	28	(2,634)
Other liabilities	(12,712)	(878)
Net cash provided by (used in) operating activities	3,233	5,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(758,222)	(849,312)
Sales of available-for-sale securities	127,331	93,418
Maturities of available-for-sale securities	685,559	811,541
Purchases of property and equipment	(12,412)	(18,966)
Capitalized cloud software development costs	(7,619)	(3,273)
Acquisition of strategic investments	(2,000)	—
Net cash provided by (used in) investing activities	32,637	33,408
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,922	3,077
Repurchase and retirement of common stock	(122,577)	—
Net cash provided by (used in) financing activities	(120,655)	3,077
Effect of foreign exchange rate changes on cash and cash equivalents	2,264	(2,678)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,521)	39,714
CASH AND CASH EQUIVALENTS—Beginning of period	366,969	254,101
CASH AND CASH EQUIVALENTS—End of period	$284,448	$293,815
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,000
Cash paid for income taxes, net of tax refunds	$3,492	$4,307
Accruals for purchase of property and equipment	$2,371	$622
Accruals for capitalized cloud software development costs	$616	$263
Accrual for shares repurchased	$1,230	$—

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
Reclassification
Beginning with the Annual Report on Form 10-K for fiscal year 2020, the Company changed the presentation in the consolidated statements of operations for revenue and cost of revenue to include subtotals for "subscription and support," "license," and "services". The Company's previous presentation included subtotals for "license and subscription," "maintenance" (now referred to as "support"), and "services". Accordingly, prior period amounts have been reclassified to conform to the current period presentation in the Company's condensed consolidated financial statements. Additionally, certain prior period amounts within operating activities in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation.
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
One customer accounted for 10% or more of the Company's revenue in both the three months ended April 30, 2021 and 2020. No customer accounted for 10% or more of the Company’s revenue for the nine months ended April 30, 2021 or 2020. No customer accounted for 10% or more of the Company's accounts receivable as of April 30, 2021 or July 31, 2020.
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
Contracts may be modified to account for changes in contract scope or price. The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications for services and products that are distinct from the existing contract and are priced commensurate with their standalone selling price are treated as separate contracts and are accounted for prospectively. Contract modifications for services and products that are distinct but are not priced commensurate with their standalone selling price or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, revenue recognized may be adjusted.
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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three and nine months ended April 30, 2021 and 2020.
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
The fair value of the Company’s RSAs, RSUs, and PSUs is equal to the market value of the Company’s common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of four years. The Company recognizes compensation expense for awards that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation expense for awards that contain either performance conditions, market conditions, or both using the graded vesting method and a portion of the expense may fluctuate depending on changing estimates of the achievement of the performance conditions.
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

Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 (ASU 2016-13), Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. On August 1, 2020 the Company adopted this

ASU using the modified retrospective method. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements, however, it believes the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes, could adversely affect its diluted earnings per share.
Other Accounting Pronouncements
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2. Revenue

Disaggregation of Revenue
Revenue by license or service type is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Subscription and Support
Subscription	$44,553	$30,078	$120,061	$86,572
Support	20,283	20,694	62,304	62,781
License
Term license	50,688	62,656	193,777	191,448
Perpetual license	249	448	355	2,539
Services	48,195	54,289	137,335	155,293
Total revenue	$163,968	$168,165	$513,832	$498,633

Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended April 30, 2021
	Subscription and support	License	Services	Total
Geography:
United States	$42,815	$35,696	$31,444	$109,955
Canada	9,525	2,818	4,336	16,679
Other Americas	984	436	1,026	2,446
Total Americas	53,324	38,950	36,806	129,080
United Kingdom	1,563	996	1,057	3,616
Other EMEA	5,360	4,063	7,639	17,062
Total EMEA	6,923	5,059	8,696	20,678
Total APAC	4,589	6,928	2,693	14,210
Total revenue	$64,836	$50,937	$48,195	$163,968

	Three Months Ended April 30, 2020
	Subscription and support	License	Services	Total
Geography:
United States	$34,279	$33,528	$39,387	$107,194
Canada	4,474	10,603	1,482	16,559
Other Americas	1,108	388	1,270	2,766
Total Americas	39,861	44,519	42,139	126,519
United Kingdom	1,523	5,072	625	7,220
Other EMEA	5,398	8,065	8,716	22,179
Total EMEA	6,921	13,137	9,341	29,399
Total APAC	3,990	5,448	2,809	12,247
Total revenue	$50,772	$63,104	$54,289	$168,165

	Nine Months Ended April 30, 2021
	Subscription and support	License	Services	Total
Geography:
United States	$121,693	$116,111	$92,099	$329,903
Canada	24,529	22,177	8,126	54,832
Other Americas	3,209	859	4,389	8,457
Total Americas	149,431	139,147	104,614	393,192
United Kingdom	5,243	15,744	3,220	24,207
Other EMEA	15,174	16,148	21,308	52,630
Total EMEA	20,417	31,892	24,528	76,837
Total APAC	12,517	23,093	8,193	43,803
Total revenue	$182,365	$194,132	$137,335	$513,832

	Nine Months Ended April 30, 2020
	Subscription and support	License	Services	Total
Geography:
United States	$101,604	$98,982	$111,446	$312,032
Canada	13,530	27,830	4,200	45,560
Other Americas	3,326	2,802	5,892	12,020
Total Americas	118,460	129,614	121,538	369,612
United Kingdom	5,318	20,056	4,209	29,583
Other EMEA	14,134	15,271	18,662	48,067
Total EMEA	19,452	35,327	22,871	77,650
Total APAC	11,441	29,046	10,884	51,371
Total revenue	$149,353	$193,987	$155,293	$498,633

No country or region, other than those presented above, accounted for more than 10% of revenue during the three and nine months ended April 30, 2021 and 2020.

Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2021	July 31, 2020
Unbilled accounts receivable, net	132,115	$84,228
Contract costs, net	35,220	34,809
Deferred revenue, net	94,915	132,996

As of April 30, 2021 and July 31, 2020, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs in the amount of $11.1 million and $9.6 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of April 30, 2021 and July 31, 2020, respectively. The non-current portion of contract costs in the amount of $24.1 million and $25.2 million is included in other assets in the Company’s condensed consolidated balance sheets as of April 30, 2021 and July 31, 2020, respectively. The Company amortized $3.1 million and $2.2 million of contract costs during the three months ended April 30, 2021 and 2020, respectively, and $8.5 million and $5.6 million during the nine months ended April 30, 2021 and April 30, 2020, respectively.
Deferred revenue
During the three and nine months ended April 30, 2021, the Company recognized revenue of approximately $23.5 million and $106.1 million, respectively, from the Company’s deferred revenue balance reported as of July 31, 2020.
Performance Obligations
The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied was approximately $596 million as of April 30, 2021. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	April 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$132,738	$51	$(2)	$132,787
Commercial paper	289,226	—	—	289,226
Corporate bonds	365,404	885	(68)	366,221
U.S. Government bonds	120,493	101	—	120,594
Asset-backed securities	40,902	21	(6)	40,917
Foreign government bonds	23,230	2	(1)	23,231
Municipal bonds	1,685	—	—	1,685
Certificates of deposit	97,055	—	—	97,055
Money market funds	103,872	—	—	103,872
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,175,605	$1,060	$(77)	$1,176,588
*At original cost

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$242,153	$202	$(81)	$242,274
Commercial paper	222,578	—	—	222,578
Corporate bonds	474,646	3,448	(38)	478,056
U.S. Government bonds	68,332	476	—	68,808
Asset-backed securities	58,564	306	—	58,870
Certificates of deposit	56,296	—	—	56,296
Money market funds	231,063	—	—	231,063
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,354,632	$4,432	$(119)	$1,358,945
*At original cost

The Company does not consider any portion of the unrealized losses at April 30, 2021 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).

The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	April 30, 2021
	Less Than 12 Months	12 Months or Greater	Total
U.S. Government agency securities	$113,940	$18,847	$132,787
Commercial paper	289,226	—	289,226
Corporate bonds	225,561	140,660	366,221
U.S. Government bonds	118,252	2,342	120,594
Asset-backed securities	10,195	30,722	40,917
Foreign government bonds	16,514	6,717	23,231
Municipal bonds	1,480	205	1,685
Certificates of deposit	97,055	—	97,055
Money market funds	103,872	—	103,872
Strategic convertible debt investment	$—	$1,000	$1,000
Total	$976,095	$200,493	$1,176,588

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	April 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$68,338	$—	$68,338
Money market funds	103,872	—	—	103,872
Total cash equivalents	103,872	68,338	—	172,210
Short-term investments:
U.S. Government agency securities	—	113,940	—	113,940
Commercial paper	—	220,888	—	220,888
Corporate bonds	—	225,561	—	225,561
U.S. Government bonds	—	118,252	—	118,252
Asset-backed securities	—	10,195	—	10,195
Foreign government bonds	—	16,514	—	16,514
Municipal bonds	—	1,480	—	1,480
Certificates of deposit	—	97,055	—	97,055
Total short-term investments	—	803,885	—	803,885
Long-term investments:
U.S. Government agency securities	—	18,847	—	18,847
Corporate bonds	—	140,660	—	140,660
U.S. Government bonds	—	2,342	—	2,342
Asset-backed securities	—	30,722	—	30,722
Foreign government bonds	—	6,717	—	6,717
Municipal bonds	—	205	—	205
Strategic convertible debt investment	—	—	1,000	1,000
Total long-term investments	—	199,493	1,000	200,493
Total	$103,872	$1,071,716	$1,000	$1,176,588

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$60,584	$—	$60,584
Money market funds	231,063	—	—	231,063
Total cash equivalents	231,063	60,584	—	291,647
Short-term investments:
U.S. Government agency securities	—	110,089	—	110,089
Commercial paper	—	161,994	—	161,994
Corporate bonds	—	358,175	—	358,175
U.S. Government bonds	—	63,773	—	63,773
Asset-backed securities	—	25,448	—	25,448
Certificates of deposit	—	47,048	—	47,048
Total short-term investments	—	766,527	—	766,527
Long-term investments:
U.S. Government agency securities	—	132,185	—	132,185
Corporate bonds	—	119,881	—	119,881
U.S. Government bonds	—	5,035	—	5,035
Asset-backed securities	—	33,422	—	33,422
Certificates of deposit	—	9,248	—	9,248
Strategic convertible debt investment	—	—	1,000	1,000
Total long-term investments	—	299,771	1,000	300,771
Total	$231,063	$1,126,882	$1,000	$1,358,945

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $460.0 million at April 30, 2021 and $480.0 million at July 31, 2020. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.

4. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	April 30, 2021	July 31, 2020
Accounts receivable	$72,997	$115,518
Allowance for credit losses and revenue reserves	(1,212)	(1,276)
Accounts receivable, net	$71,785	$114,242

Allowance for Credit Losses and Revenue Reserves
Changes to the allowance for credit losses and revenue reserves consists of the following (in thousands):

Balance as of July 31, 2020	$1,276
Net changes to credit losses	—
Net changes to revenue reserves	10
Write-offs, net	(74)
Balance as of April 30, 2021	$1,212

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2021	July 31, 2020
Prepaid expenses	$16,670	$16,969
Contract costs	11,110	9,588
Deferred costs	8,771	8,399
Deposits and other receivables	12,477	11,033
Prepaid expenses and other current assets	$49,028	$45,989

Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	April 30, 2021	July 31, 2020
Computer hardware	$17,731	$16,791
Purchased software	6,033	5,445
Capitalized software development costs	21,179	11,620
Equipment and machinery	12,397	11,438
Furniture and fixtures	10,700	9,792
Leasehold improvements	55,380	46,165
Total property and equipment	123,420	101,251
Less accumulated depreciation	(46,739)	(36,016)
Property and equipment, net	$76,681	$65,235
As of April 30, 2021 and July 31, 2020, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized cloud software development costs, was $3.4 million and $3.8 million for the three months ended April 30, 2021 and 2020, respectively, and $10.5 million and $11.0 million for the nine months ended April 30, 2021 and 2020, respectively.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with cloud software development projects. The Company begins amortizing the capitalized cloud software development costs once the technology applications are available for general release and amortizes those costs over the estimated lives of the applications, which typically ranges from three to five years. The Company recognized amortization expense in cost of subscription and support revenue on the condensed consolidated statements of operations of $0.9 million and $0.3 million during the three months ended April 30, 2021 and 2020, respectively, and $2.3 million and $0.8 million during the nine months ended April 30, 2021 and 2020, respectively.
Goodwill and Intangible Assets, Net
There has been no change to the $340.9 million carrying amount of goodwill since July 31, 2020.

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		April 30, 2021			July 31, 2020
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	1.4	$93,600	$84,547	$9,053	$93,600	$73,191	$20,409
Customer contracts and related relationships	3.4	35,700	22,949	12,751	35,700	18,500	17,200
Partner relationships	3.9	200	113	87	200	96	104
Trademarks	3.5	2,500	1,250	1,250	2,500	982	1,518
Order backlog	0.0	8,700	8,700	—	8,700	8,223	477
Total	2.6	$140,700	$117,559	$23,141	$140,700	$100,992	$39,708

Amortization expense was $3.9 million and $6.6 million for the three months ended April 30, 2021 and 2020, respectively, and was $16.6 million and $20.5 million for the nine months ended April 30, 2021 and 2020, respectively. The future amortization expense for existing intangible assets as of April 30, 2021, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2021 (remainder of fiscal year)	$3,398
2022	11,143
2023	3,799
2024	2,379
2025	1,938
Thereafter	484
Total	$23,141

Other assets
Other assets consist of the following (in thousands):

	April 30, 2021	July 31, 2020
Prepaid expenses	$3,036	$2,830
Contract costs	24,110	25,221
Deferred costs	3,496	5,729
Strategic equity investments	3,172	1,164
Other assets	$33,814	$34,944

The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. The Company invested $2.0 million in new strategic equity investments during the nine months ended April 30, 2021. No impairment charges were recognized during the three and nine months ended April 30, 2021 while an impairment charge of $10.7 million was recognized during the third fiscal quarter of 2020 due to liquidity constraints in the economic environment that limited the investee's ability to raise funds.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	April 30, 2021	July 31, 2020
Bonus	$32,644	$20,188
Commission	2,492	7,201
Vacation	24,309	20,637
Salaries, payroll taxes, and benefits	17,739	10,521
Accrued employee compensation	$77,184	$58,547

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	April 30, 2021	July 31, 2020
Lease liabilities	$11,502	$10,936
Accrued royalties	7,016	6,651
Accrued taxes	3,731	3,817
Other	3,906	4,302
Other current liabilities	$26,155	$25,706

5. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(36,633)	$(31,038)	$(65,475)	$(65,973)
Net income (loss) per share:
Basic	$(0.44)	$(0.37)	$(0.78)	$(0.80)
Diluted	$(0.44)	$(0.37)	$(0.78)	$(0.80)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	83,600,327	83,024,291	83,693,045	82,701,267
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Stock options	28,420	146,617	42,020	180,243
Stock awards	2,601,250	1,751,083	2,781,956	2,589,517
Convertible senior notes	—	—	69,907	—

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

The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	April 30, 2021	July 31, 2020
Principal	$400,000	$400,000
Less unamortized:
Debt discount	53,333	62,508
Debt issuance costs	6,316	7,284
Net carrying amount	$340,351	$330,208

The effective interest rate of the Convertible Senior Notes is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Contractual interest expense	$1,250	$1,250	$3,750	$3,750
Amortization of debt discount	3,098	2,945	9,175	8,724
Amortization of debt issuance costs	331	299	968	874
Total	$4,679	$4,494	$13,893	$13,348

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

Components of operating lease costs were as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Operating lease cost[1]	$4,375	$3,802	$13,247	$11,544
Variable lease cost	1,487	1,396	4,018	4,031
Sublease income	(397)	(382)	(1,189)	(1,144)
Net operating lease cost	$5,465	$4,816	$16,076	$14,431
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.2 million and $0.3 million for the three months ended April 30, 2021 and 2020, respectively, and $0.8 million and $1.0 million for the nine months ended April 30, 2021 and 2020, respectively.

Future operating lease payments as of April 30, 2021 were as follows (in thousands):

Fiscal Year Ending July 31,
2021 (remainder of fiscal year)	$3,025
2022	17,967
2023	16,726
2024	16,632
2025	17,001
Thereafter	86,022
Total future lease payments	157,373
Less imputed interest	(27,001)
Total lease liability balance	$130,372

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	April 30, 2021	July 31, 2020
Operating lease assets	$100,813	$103,797

Current portion of lease liabilities	$11,502	$10,936
Non-current portion of lease liabilities	118,870	119,408
Total lease liabilities	$130,372	$130,344

Weighted average remaining lease term (years)	8.93	9.27
Weighted average discount rate	4.19%	4.34%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Cash payments for operating leases	$4,194	$4,361	$13,561	$8,945
Operating lease assets obtained in exchange for lease liabilities	$(77)	$114	$6,437	$600

In fiscal 2021, the Company exercised early termination options of certain facility leases that resulted in a reduction of the associated operating lease assets and lease liabilities of approximately $3.1 million.
8. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2020.

Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of April 30, 2021 or July 31, 2020. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.

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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2021 or July 31, 2020. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

9. Stock-Based Compensation Expense and Shareholders’ Equity

Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Stock-based compensation expense	$28,568	$24,905	$87,171	$76,358
Net impact of deferred stock-based compensation	(345)	(124)	(968)	(283)
Total stock-based compensation expense	$28,223	$24,781	$86,203	$76,075
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$2,780	$1,986	$8,336	$5,505
Cost of license revenue	183	177	579	545
Cost of services revenue	5,395	4,862	16,516	15,663
Research and development	6,930	6,500	21,781	19,349
Sales and marketing	6,587	4,990	19,370	16,143
General and administrative	6,348	6,266	19,621	18,870
Total stock-based compensation expense	$28,223	$24,781	$86,203	$76,075

Total unrecognized stock-based compensation expense as of April 30, 2021 related to stock options and Stock Awards is as follows:

	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$37	0.1
Stock Awards	242,103	2.5
	$242,140

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2020	2,445,698	$99.34	$287,761
Granted	1,283,516	$112.01
Released	(890,140)	$95.56	$99,794
Canceled	(236,193)	$102.70
Balance as of April 30, 2021	2,602,881	$106.58	$274,630
Expected to vest as of April 30, 2021	2,602,881	$106.58	$274,630
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $105.51 and $117.66 on April 30, 2021 and July 31, 2020, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. PSUs awarded in September 2020 will vest over three years with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year. The TSR PSUs are subject to total shareholder return rankings of the Company's common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. The Company recognized stock-based compensation related to these performance-based and market-based stock awards of $3.5 million and $2.3 million for the three months ended April 30, 2021 and 2020, respectively, and $10.5 million and $9.5 million for the nine months ended April 30, 2021 and 2020, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2020	80,332	$29.80	5.2	$7,058
Granted	—
Exercised	(52,231)	$36.81		$3,824
Canceled	(1,122)	$11.24
Balance as of April 30, 2021	26,979	$17.00	5.3	$2,388
Vested and expected to vest as of April 30, 2021	26,979	$17.00	5.3	$2,388
Exercisable as of April 30, 2021	26,351	$17.13	5.3	$2,329
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $105.51 and $117.66 on April 30, 2021 and July 31, 2020, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards

TSR PSUs
The fair value of TSR PSUs is estimated at the date of grant using the Monte Carlo simulation model. There were no TSR PSUs granted during the three and nine months ended April 30, 2021 and the three months ended April 30, 2020. For the nine months ended April 30, 2020, the assumptions used in the Monte Carlo simulation model to estimate the fair value of TSR PSUs were as follows:

Expected term (in years)	2.90
Risk-free interest rate	1.5%
Expected volatility of the Company	28.4%
Average expected volatility of the peer companies in the S&P Index	37.0%
Expected dividend yield	—%

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

Common Stock Reserved for Issuance
As of April 30, 2021 and July 31, 2020, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,280,955 and 83,461,925 shares of common stock were issued and outstanding, respectively.
As of April 30, 2021 and July 31, 2020, the Company had reserved shares of common stock for future issuance as follows:

	April 30, 2021	July 31, 2020
Exercise of stock options to purchase common stock	26,979	80,332
Vesting of stock awards	2,602,881	2,445,698
Shares available under stock plans	5,017,938	23,460,234
Total common stock reserved for issuance	7,647,798	25,986,264

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
During the three months ended April 30, 2021, the Company repurchased 764,782 shares of common stock at an average price of $104.47 per share, for an aggregate purchase price of $79.9 million. During the nine months ended April 30, 2021, the Company repurchased 1,123,341 shares of common stock at an average price of $110.21 per share, for an aggregate purchase price of $123.8 million. As of April 30, 2021, $76.2 million remained available for future share repurchases.

10. Income Taxes
The Company recognized an income tax benefit of $8.1 million and $5.4 million for the three months ended April 30, 2021 and 2020, respectively, and an income tax benefit of $33.0 million and $7.8 million for the nine months ended April 30, 2021 and 2020, respectively. The change in the amount of income taxes recorded for the three months ended April 30, 2021 compared to the same period a year ago was primarily due to the increase in the loss before taxes. The change in the amount of income taxes recorded for the nine months ended April 30, 2021 compared to the same period a year ago was primarily due to the increase in loss before taxes, release of uncertain tax positions, and the tax status change of certain foreign subsidiaries for U.S. tax purposes. The effective tax rate of 18% and 34% for the three and nine months ended April 30, 2021, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, an increase in the valuation allowance against deferred tax assets, certain non-deductible expenses including executive compensation, release of uncertain tax positions, and the tax status change of certain foreign subsidiaries for U.S. tax purposes.
During the three and nine months ended April 30, 2021, unrecognized tax benefits increased by $0.3 million and decreased by $5.7 million, respectively. As of April 30, 2021, the Company had unrecognized tax benefits of $11.8 million that, if recognized, would affect the Company’s effective tax rate.
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

Long-lived assets for this disclosure is defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region is as follows (in thousands):

	April 30, 2021	July 31, 2020
Americas	$146,824	$137,665
EMEA	28,802	28,783
APAC	1,868	2,584
Total	$177,494	$169,032

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
We sell our cloud-delivered offerings through subscription services and our self-managed products through term licenses. We generally price our products and services based on the amount of DWP that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria is met including providing access to the service. Support related to subscription arrangements is included in subscription revenue. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our products, services, and platform. Substantially all of our services revenue is billed monthly on a time and materials basis.
Over the past few years, we have primarily been entering into cloud-based subscription arrangements with our new and existing customers and we anticipate that subscription arrangements will be a majority of annual new sales going forward. As this sales model matures, we may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands.
To extend our technology leadership in the global market and to drive operating efficiency, we continue to invest in product development and cloud operations to enhance and improve our current products, introduce new products, and advance our ability to cost-effectively deliver, operate and support each of our products in the cloud. Continued investment is critical as we seek to assist our customers in achieving their technology goals, maintain our competitive advantage, grow our revenue, expand internationally, and meet evolving customer demands. In certain cases, we may also acquire skills and technologies to manage our cloud infrastructure and accelerate our time to market for new products and solutions and upgrades.
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
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, our subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Additionally, current revenue recognition guidance, also referred to as ASC 606, could continue to heighten or change the seasonal impact on our business as new term licenses and multi-year term license renewals recognize more revenue upfront based on the length of the committed term. Any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. For example, in the first quarter of fiscal year 2021, we experienced license revenue growth due to a five-year term license renewal under which revenue was recognized upfront, which overshadowed the comparison with our second quarter of fiscal year 2021 and may create a challenging comparable period for the first quarter of fiscal year 2022. On an annual basis, our support revenue, which is recognized ratably, may also be impacted in the event that seasonal patterns change significantly. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fiscal fourth quarter increases this impact as the revenue impact of most fiscal fourth quarter subscription sales will not be realized until the following fiscal year.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, a vast majority of our employees are working remotely. In addition, many of our existing and potential customers are working remotely, which may continue to delay the timing of new orders and professional services engagements in the future.
Our business and financial results since the third fiscal quarter of 2020 have been impacted due to these disruptions, including decreases in annual recurring revenue ("ARR") growth rates, services revenue and margins, operating cash flow, and the change in fair value of strategic investments. ARR and revenue, especially services revenue, for the first nine months of fiscal 2021 continued to be impacted as a result of the challenges related to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, SI partners and vendors operate.
Although vaccines are making progress against the COVID-19 pandemic in the United States and certain other parts of the world where vaccinations are widely available, the economic impact of the pandemic on our business and the businesses of our customers, SI partners, and vendors may continue through fiscal year 2021, if not longer. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have or will be cancelled or postponed, while the majority are being hosted virtually, like our customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the pandemic’s global economic impact could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our products and services based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill.
In response to the pandemic, various government programs have been announced which provide financial relief to affected businesses. As an example, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under their COVID-19 Economic Response Plan to prevent layoffs and help employers offset, for a limited time, a portion of their employee salaries and wages. Beginning in January 2021, we have applied for the CEWS, to the extent we met the requirements to receive the subsidy, and recorded a reduction of compensation expense of approximately $3.3 million that is reflected in cost of revenue and operating expenses in our condensed consolidated statements of operations during the nine months ended April 30, 2021. We will continue to review and apply for additional subsidies for the remaining term of the program, where applicable.
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

Our reported ARR results for interim quarterly periods in fiscal year 2021 are based on actual currency rates at the end of fiscal year 2020, held constant throughout the year. ARR was $538 million as of April 30, 2021, compared to $514 million as of July 31, 2020.

Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consists of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. The build out and furnishing of our corporate headquarters in San Mateo, California impacted free cash flow by $13.8 million for the nine months ended April 30, 2020 and had no impact for the nine months ended April 30, 2021. Additionally during the nine months ended April 30, 2021, the Company received $2.5 million from the CEWS, which is a program that was not available during the nine months ended April 30, 2020. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows” in this Quarterly Report on Form 10-Q.

	Nine Months Ended April 30,
	2021	2020
Net cash provided by (used in) operating activities	$3,233	$5,907
Purchases of property and equipment	(12,412)	(18,966)
Capitalized software development costs	(7,619)	(3,273)
Free cash flow	$(16,798)	$(16,332)

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

There have been no material changes to our significant and critical accounting policies as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
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

	Three Months Ended April 30,
	2021	As a % of total revenue	2020	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$64,836	40%	$50,772	30%
License	50,937	31	63,104	38
Services	48,195	29	54,289	32
Total revenue	163,968	100	168,165	100
Cost of revenue:
Subscription and support	41,284	25	30,522	18
License	1,991	1	2,566	2
Services	48,790	30	52,664	31
Total cost of revenue	92,065	56	85,752	51
Gross profit:
Subscription and support	23,552	15	20,250	12
License	48,946	30	60,538	36
Services	(595)	(1)	1,625	1
Total gross profit	71,903	44	82,413	49
Operating expenses:
Research and development	54,155	33	51,893	30
Sales and marketing	40,879	25	35,235	21
General and administrative	23,695	14	20,885	12
Total operating expenses	118,729	72	108,013	63
Income (loss) from operations	(46,826)	(28)	(25,600)	(14)
Interest income	1,559	1	6,072	3
Interest expense	(4,698)	(3)	(4,505)	(3)
Other income (expense), net	5,259	3	(12,356)	(7)
Income (loss) before provision for (benefit from) income taxes	(44,706)	(27)	(36,389)	(21)
Provision for (benefit from) income taxes	(8,073)	(5)	(5,351)	(3)
Net income (loss)	$(36,633)	(22)%	$(31,038)	(18)%

	Nine Months Ended April 30,
	2021	As a % of total revenue	2020	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$182,365	35%	$149,353	30%
License	194,132	38	193,987	39
Services	137,335	27	155,293	31
Total revenue	513,832	100	498,633	100
Cost of revenue:
Subscription and support	118,448	23	83,667	16
License	7,762	2	8,027	2
Services	148,724	29	158,510	32
Total cost of revenue	274,934	54	250,204	50
Gross profit:
Subscription and support	63,917	12	65,686	14
License	186,370	36	185,960	37
Services	(11,389)	(2)	(3,217)	(1)
Total gross profit	238,898	46	248,429	50
Operating expenses:
Research and development	159,964	31	148,343	30
Sales and marketing	116,739	23	105,590	21
General and administrative	67,695	13	62,723	13
Total operating expenses	344,398	67	316,656	64
Income (loss) from operations	(105,500)	(21)	(68,227)	(14)
Interest income	6,363	1	20,666	4
Interest expense	(13,969)	(3)	(13,396)	(3)
Other income (expense), net	14,632	3	(12,789)	(3)
Income (loss) before provision for (benefit from) income taxes	(98,474)	(20)	(73,746)	(16)
Provision for (benefit from) income taxes	(32,999)	(6)	(7,773)	(2)
Net income (loss)	$(65,475)	(14)%	$(65,973)	(14)%

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

	Three Months Ended April 30,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$44,553	27%	$30,078	18%	$14,475	48%
Support	20,283	13	20,694	12	(411)	(2)%
License:
Term license	50,688	31	62,656	37	(11,968)	(19)%
Perpetual license	249	—	448	1	(199)	(44)%
Services	48,195	29	54,289	32	(6,094)	(11)%
Total revenue	$163,968	100%	$168,165	100%	$(4,197)	(2)%

	Nine Months Ended April 30,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$120,061	23%	$86,572	17%	$33,489	39%
Support	62,304	12	62,781	13	(477)	(1)%
License:
Term license	193,777	38	191,448	38	2,329	1%
Perpetual license	355	—	2,539	1	(2,184)	(86)%
Services	137,335	27	155,293	31	(17,958)	(12)%
Total revenue	$513,832	100%	$498,633	100%	$15,199	3%

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
Subscription revenue increased by $14.5 million and $33.5 million during the three and nine months ended April 30, 2021, respectively, compared to the same periods a year ago, primarily due to the impact of new and existing subscription services agreements for InsuranceSuite via Guidewire Cloud entered into since April 30, 2020.
Support revenue decreased by $0.4 million and $0.5 million during the three and nine months ended April 30, 2021, respectively, compared to the same periods a year ago. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will continue to reduce the growth in, or result in lower, support revenue in the future.

License
Revenue related to new term licenses and multi-year term license renewals is generally recognized upfront and, as a result, no additional license revenue is recognized until after the committed term expires. As a customer enters into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognition will be impacted by allocations of total contract value between license, subscription, and support performance obligations. License revenue growth will be negatively impacted as subscription sales increase as a percentage of total new sales and as customers migrate from term licenses to subscription services instead of renewing their term licenses.
Term license revenue decreased by $12.0 million during the three months ended April 30, 2021 compared to the prior year period, primarily driven by lower revenue from new term licenses of $7.0 million and term license renewals of $5.0 million. Included in these amounts is the impact of term license contracts with an initial term of greater than two years or a renewal term of greater than one year. The impact on term license revenue from contracts that deviated from our standard contract durations was $0.5 million in the three months ended April 30, 2021 compared with $12.8 million in the prior year period.
Term license revenue increased by $2.3 million during the nine months ended April 30, 2021 compared to the prior year period, primarily driven by higher revenue from term license renewals of $9.9 million, partially offset by lower revenue from new term license deals of $7.6 million. Included in these amounts is the impact of term license revenue from contracts that deviated from our standard contract durations of $20.0 million for each of the nine months ended April 30, 2021 and 2020.
Perpetual license revenue accounted for less than 1% of total revenue during the three and nine months ended April 30, 2021. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Services
Services revenue decreased by $6.1 million and $18.0 million during the three and nine months ended April 30, 2021, respectively, compared to the same periods a year ago. The decrease is primarily driven by contracts with lower average services billing rates and increased investments in customer implementations, and to a lesser extent, a reduction in revenue from billable travel costs due to travel restrictions associated with the COVID-19 pandemic of $1.5 million and $7.0 million during the three and nine months ended April 30, 2021, respectively.
We expect modestly higher levels of variability in our services revenue in future periods. As we successfully leverage our SI partners to lead more implementations, our services revenue could decrease further. We expect challenges related to COVID-19 will also continue to negatively impact services revenue. As we continue to expand into new markets and develop new services and products, we have, and may continue to, enter into contracts with lower average services billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margins.

Cost of Revenue and Gross Profit
Our cost of subscription and support revenue consists of personnel costs for our cloud operations and technical support teams, cloud infrastructure costs, development of online training curriculum, amortization of certain intangible assets, and royalty fees paid to third parties. Our cost of license revenue primarily consists of development of online training curriculum, royalty fees paid to third parties, and amortization of certain intangible assets. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party consultants, and travel costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology support, information security, facilities, and other administrative costs to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.
Cost of Revenue:

	Three Months Ended April 30,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$41,284	$30,522	$10,762	35%
License	1,991	2,566	(575)	(22)
Services	48,790	52,664	(3,874)	(7)
Total cost of revenue	$92,065	$85,752	$6,313	7

Includes stock-based compensation of:
Cost of subscription and support revenue	$2,780	$1,986	$794
Cost of license revenue	183	177	6
Cost of services revenue	5,395	4,862	533
Total	$8,358	$7,025	$1,333

	Nine Months Ended April 30,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	118,448	$83,667	$34,781	42%
License	7,762	8,027	(265)	(3)
Services	148,724	158,510	(9,786)	(6)
Total cost of revenue	$274,934	$250,204	$24,730	10

Includes stock-based compensation of:
Cost of subscription and support revenue	$8,336	$5,505	$2,831
Cost of license revenue	579	545	34
Cost of services revenue	16,516	15,663	853
Total	$25,431	$21,713	$3,718

Cost of subscription and support revenue during the three months ended April 30, 2021 increased by $10.8 million, compared to the same period a year ago. The increase is primarily due to increases in personnel expense of $7.6 million and cloud infrastructure expense of $4.1 million, partially offset by net decreases in amortization expense of $1.7 million due to the net impact of certain acquired intangible assets being fully amortized and higher amortization of previously capitalized cloud software development costs. The three months ended April 30, 2021 included a benefit of $0.8 million to cost of subscription and support revenue related to the CEWS.
Cost of subscription and support revenue during the nine months ended April 30, 2021 increased by $34.8 million, compared to the same period a year ago. The increase is primarily due to increases in personnel expense of $23.9 million, cloud infrastructure expense of $11.0 million, and professional services expense of $1.9 million. These increases were partially offset by a net decrease in amortization and royalties expense of $1.1 million due to the net impact of certain acquired intangible assets being fully amortized, higher amortization of capitalized cloud software development costs, and increased subscription royalty costs. The nine months ended April 30, 2021 included a benefit of $1.5 million to cost of subscription and support revenue related to the CEWS.
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
The $0.6 million decrease in cost of license revenue during the three months ended April 30, 2021 compared to the same period a year ago was primarily attributable to decreased amortization expense of $0.7 million due to certain acquired intangible assets being fully amortized.
The $0.3 million decrease in cost of license revenue during the nine months ended April 30, 2021 compared to the same period a year ago was primarily attributable to decreased amortization expense of $0.7 million due to certain acquired intangible assets being fully amortized, partially offset by a $0.5 million increase related to the development of online training curriculum, which is included as part of the latest releases of InsuranceSuite, and royalties to solution partners for technologies integrated with our self-managed offerings.
We anticipate lower cost of license revenue over time as our term license customers migrate to cloud subscription agreements.
The $3.9 million decrease in cost of services revenue during the three months ended April 30, 2021 compared to the same period a year ago was primarily attributable to a decrease of $3.7 million in billable travel costs resulting from COVID-19 travel restrictions.
The $9.8 million decrease in cost of services revenue during the nine months ended April 30, 2021 compared to the same period a year ago was primarily attributable to decreases of $11.4 million in billable travel costs resulting from COVID-19 travel restrictions and $1.2 million in software subscriptions and hosting costs, partially offset by an increase of $3.0 million in personnel costs, primarily bonuses.
We had 562 cloud operations and technical support employees and 658 professional services employees at April 30, 2021, compared to 335 cloud operations and technical support employees and 761 professional services employees at April 30, 2020. Approximately 90 employees have been transferred from professional services to cloud operations and research and development since April 30, 2020 to support the growth in our cloud customers.

Gross Profit:

	Three Months Ended April 30,
	2021		2020		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$23,552	36%	$20,250	40%	$3,302	16%
License	48,946	96	60,538	96	(11,592)	(19)
Services	(595)	(1)	1,625	3	(2,220)	137
Total gross profit	$71,903	44	$82,413	49	$(10,510)	(13)

Our gross profit decreased $10.5 million during the three months ended April 30, 2021 compared to the same period a year ago. Gross profit was impacted by the decrease in term license revenue resulting from entering into multi-year term license arrangements during fiscal year 2020, decreases in professional services revenue driven by contracts with lower average services billing rates, increased investments in implementation engagements, and lower billable travel costs resulting from COVID-19 travel restrictions.
Our gross margin decreased to 44% during the three months ended April 30, 2021, as compared to 49% during the same period a year ago. Gross margin was impacted by lower subscription and support gross margins resulting from increasing investments in cloud operations and negative services gross margin resulting from contracts with lower average services billing rates and investments in implementation engagements.

	Nine Months Ended April 30,
	2021		2020		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$63,917	35%	$65,686	44%	$(1,769)	(3)%
License	186,370	96	185,960	96	410	—
Services	(11,389)	(8)	(3,217)	(2)	(8,172)	(254)
Total gross profit	$238,898	46	$248,429	50	$(9,531)	(4)

Our gross profit decreased $9.5 million during the nine months ended April 30, 2021 compared to the same period a year ago. Gross profit was impacted by decreases in professional services revenue, and, to a lesser extent, continued investments in cloud operations to support our growing cloud customer base.
Our gross margin decreased to 46% during the nine months ended April 30, 2021, as compared to 50% during the same period a year ago. Gross margin was impacted by lower subscription and support gross margins resulting from increasing investments in cloud operations, and negative services gross margins resulting from contracts with lower average services billing rates and investments in implementation engagements.
We expect subscription and support gross margins will fluctuate as our subscription revenue increases and we continue to invest in our cloud operations. However, as we gain efficiencies and increase the number of cloud customers, we expect subscription gross margins to improve over time. In addition to the impact of our investment in customer migrations and implementations, we expect continued challenges related to COVID-19 will negatively impact services gross margin through fiscal year 2021 and potentially longer. We expect license gross margin will fluctuate based on changes in revenue due to the timing of delivery of new multi-year term licenses and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively flat compared to prior periods.

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

	Three Months Ended April 30,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$54,155	33%	$51,893	30%	$2,262	4%
Sales and marketing	40,879	25	35,235	21	5,644	16
General and administrative	23,695	14	20,885	12	2,810	13
Total operating expenses	$118,729	72	$108,013	63	$10,716	10

Includes stock-based compensation of:
Research and development	$6,930		$6,500		$430
Sales and marketing	6,587		4,990		1,597
General and administrative	6,348		6,266		82
Total	$19,865		$17,756		$2,109

	Nine Months Ended April 30,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$159,964	31%	$148,343	30%	$11,621	8%
Sales and marketing	116,739	23	105,590	21	11,149	11
General and administrative	67,695	13	62,723	13	4,972	8
Total operating expenses	$344,398	67	$316,656	64	$27,742	9

Includes stock-based compensation of:
Research and development	$21,781		$19,349		$2,432
Sales and marketing	19,370		16,143		3,227
General and administrative	19,621		18,870		751
Total	$60,772		$54,362		$6,410

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $2.3 million increase in research and development expenses during the three months ended April 30, 2021 compared to the same period a year ago, was primarily due to increases of $1.7 million in personnel costs associated with higher headcount in fiscal year 2021, $0.7 million of cloud infrastructure costs for our development environments, and $0.4 million of professional services costs for consultants that support the development of our subscription offerings, information security requirements, and cloud strategy. These increases were partially offset by a decrease in travel costs of $0.5 million due to COVID-19 travel restrictions. The three months ended April 30, 2021 included a $0.5 million benefit to research and development expenses related to the CEWS.
The $11.6 million increase in research and development expenses during the nine months ended April 30, 2021 compared to the same period a year ago was primarily due to increases of $11.1 million in personnel costs associated with higher headcount in fiscal year 2021, $1.7 million of cloud infrastructure costs for our development environments, and $0.8 million of professional services costs for consultants that support the development of our subscription offerings, information security requirements, and cloud strategy. These increases were partially offset by a decrease in travel costs of $1.9 million due to COVID-19 travel restrictions. The nine months ended April 30, 2021 included a $1.1 million benefit related to the CEWS.
Our research and development headcount was 802 at April 30, 2021 compared with 749 at April 30, 2020.
We expect our research and development expenses to increase in absolute dollars as we continue to hire and dedicate internal resources to develop, improve, and expand the functionality of our solutions and migrate our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of personnel costs for our sales and marketing employees. Included in our personnel costs are commissions, which are considered contract acquisition costs and are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. Sales and marketing expenses also includes travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.
The $5.6 million increase in sales and marketing expenses during the three months ended April 30, 2021 compared to the same period a year ago was primarily attributable to increases of $5.8 million in personnel costs due to higher headcount to sell and market our services and products, including an increase of $0.6 million due to the amortization of contract acquisition costs (primarily commissions). Marketing and advertising expense increased $0.5 million due to costs associated with Connections Reimagined, a three part series of virtual events that occurred over the course of the year due to COVID-19. Costs associated with the conferences held in March and May 2021 were incurred during the three months ended April 30, 2021. Costs for the annual event held in fiscal year 2020 were recognized in the three months ended January 31, 2020, the quarter in which the in-person event occurred. We expect to recognize additional costs associated with the May 2021 event in the fourth quarter of fiscal year 2021. These increases were partially offset by a decrease of $1.0 million in travel costs due to COVID-19 travel restrictions. The three months ended April 30, 2021 included a $0.1 million benefit to sales and marketing expenses related to the CEWS.
The $11.1 million increase in sales and marketing expenses during the nine months ended April 30, 2021 compared to the same period a year ago was primarily attributable to an increase of $17.4 million in personnel costs due to higher headcount to sell and market our services and products, including an increase of $2.9 million due to the amortization of contract acquisition costs (primarily commissions). These increases were partially offset by decreases of $5.3 million in travel costs due to COVID-19 travel restrictions and $1.5 million in marketing, advertising and related professional services expenses for our user conferences due to Connections in November 2019 being an in-person event while Connections Reimagined was three virtual events held throughout fiscal 2021. The nine months ended April 30, 2021 included a $0.2 million benefit to sales and marketing expenses related to the CEWS.
Our sales and marketing headcount was 423 at April 30, 2021 compared with 395 at April 30, 2020.
We expect our sales and marketing expenses to continue to increase in absolute dollars as we continue to invest in sales and marketing activities to support our business growth and objectives. Additionally, we anticipate that Connections will be an in-person event in the future, supplemented by virtual content, which may contribute to an increase in sales and marketing expenses.

General and Administrative
Our general and administrative expenses include executive, finance, human resources, legal, and corporate development and strategy functions, and primarily consist of personnel costs, as well as professional services.
The $2.8 million increase during the three months ended April 30, 2021 compared to the same period a year ago was primarily due to the $3.6 million increase in professional services and software expenses to support our growth and remote work environment, partially offset by decreases of $0.5 million in depreciation expense as we early terminated certain office space in December 2020 and $0.3 million in travel costs due to COVID-19 travel restrictions.
The $5.0 million increase during the nine months ended April 30, 2021 compared to the same period a year ago was primarily due to the $6.0 million increase in professional services and software expenses to support our growth and remote work environment, partially offset by a $1.0 million decrease in travel costs due to COVID-19 travel restrictions.
Our general and administrative headcount was 371 at April 30, 2021 compared with 318 at April 30, 2020. General and administrative headcount includes personnel in information technology support, information security, facilities, and recruiting whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.

Other Income (Expense)

	Three Months Ended April 30,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$1,559	$6,072	$(4,513)	(74)%
Interest expense	(4,698)	(4,505)	(193)	4%
Other income (expense), net	5,259	(12,356)	17,615	*
*Not meaningful

	Nine Months Ended April 30,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$6,363	$20,666	$(14,303)	(69)%
Interest expense	(13,969)	(13,396)	(573)	4%
Other income (expense), net	14,632	(12,789)	27,421	*
*Not meaningful

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased $4.5 million and $14.3 million during the three and nine months ended April 30, 2021, respectively, compared to the same periods a year ago, primarily due to lower yields on invested funds.

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
Interest expense for the three months ended April 30, 2021 and 2020 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $3.4 million and $3.2 million, respectively, and stated interest of $1.3 million in both periods.
Interest expense for the nine months ended April 30, 2021 and 2020 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $10.1 million and $9.6 million, respectively, and stated interest of $3.7 million in both periods.

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
Other income (expense), net during the three months ended April 30, 2021 was income of $5.3 million, as compared to expense of $12.4 million during the same period a year ago. Due to fluctuations in exchange rates, the three months ended April 30, 2021 included a realized and unrealized foreign currency gain of $5.3 million, while the three months ended April 30, 2020 included a realized and unrealized foreign currency loss of $1.6 million. Foreign currency exchange rates have been more volatile in the past six months. The three months ended April 30, 2020 also included a change in fair value of our strategic investments of $10.7 million.
Other income (expense), net during the nine months ended April 30, 2021 was income of $14.6 million, as compared to expense of $12.8 million during the same period a year ago. Due to fluctuations in exchange rates, the nine months ended April 30, 2021 included a realized and unrealized foreign currency gain of $14.3 million while the nine months ended April 30, 2020 included a realized and unrealized foreign currency loss of $2.1 million. The nine months ended April 30, 2020 also included a change in fair value of our strategic investments of $10.7 million.
Provision for (benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended April 30,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(8,073)	$(5,351)	$(2,722)	51%
Effective tax rate	18%	15%

	Nine Months Ended April 30,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(32,999)	$(7,773)	$(25,226)	325%
Effective tax rate	34%	11%

We recognized an income tax benefit of $8.1 million and $5.4 million for the three months ended April 30, 2021 and 2020, respectively, and an income tax benefit of $33.0 million and $7.8 million for the nine months ended April 30, 2021 and 2020, respectively. The change in the amount of income taxes recorded for the three months ended April 30, 2021 compared to the same period a year ago was primarily due to the increase in the loss before taxes. The change in the amount of income taxes recorded for the nine months ended April 30, 2021 compared to the same period a year ago was primarily due to the increase in the loss before taxes, release of uncertain tax positions, and the tax status change of certain foreign subsidiaries for U.S. tax purposes.
The effective tax rate of 18% and 34% for the three and nine months ended April 30, 2021 differs from the statutory U.S. federal income tax rate of 21% due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, an increase in the valuation allowance against deferred tax assets, certain non-deductible expenses including executive compensation, the release of uncertain tax positions, and the tax status change of certain foreign subsidiaries.
During the three and nine months ended April 30, 2021, unrecognized tax benefits increased by $0.3 million and decreased by $5.7 million, respectively. As of April 30, 2021, we had unrecognized tax benefits of $11.8 million that, if recognized, would affect our effective tax rate.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Gross profit reconciliation:
GAAP gross profit	$71,903	$82,413	$238,898	$248,429
Non-GAAP adjustments:
Stock-based compensation	8,358	7,025	25,431	21,713
Amortization of intangibles	2,303	4,805	11,355	14,695
COVID-19 Canada Emergency Wage Subsidy benefit(3)	(951)	—	(1,919)	—
Non-GAAP gross profit	$81,613	$94,243	$273,765	$284,837

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(46,826)	$(25,600)	$(105,500)	$(68,227)
Non-GAAP adjustments:
Stock-based compensation	28,223	24,781	86,203	76,075
Amortization of intangibles	3,921	6,602	16,567	20,511
COVID-19 Canada Emergency Wage Subsidy benefit(3)	(1,623)	—	(3,309)	—
Non-GAAP income (loss) from operations	$(16,305)	$5,783	$(6,039)	$28,359

Net income (loss) reconciliation:
GAAP net income (loss)	$(36,633)	$(31,038)	$(65,475)	$(65,973)
Non-GAAP adjustments:
Stock-based compensation	28,223	24,781	86,203	76,075
Amortization of intangibles	3,921	6,602	16,567	20,511
Amortization of debt discount and issuance costs	3,429	3,244	10,143	9,598
Changes in fair value of strategic investment(4)	—	10,672	—	10,672
COVID-19 Canada Emergency Wage Subsidy benefit(3)	(1,623)	—	(3,309)	—
Tax impact of non-GAAP adjustments(1)	(10,532)	(6,559)	(33,907)	(14,645)
Non-GAAP net income (loss)	$(13,215)	$7,702	$10,222	$36,238

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(8,073)	$(5,351)	$(32,999)	$(7,773)
Non-GAAP adjustments:
Stock-based compensation	(5,566)	3,295	(19,719)	11,824
Amortization of intangibles	(773)	878	(4,071)	3,197
Amortization of debt discount and issuance costs	(676)	431	(2,403)	1,489
Changes in fair value of strategic investment(4)	—	1,418	—	1,418

COVID-19 Canada Emergency Wage Subsidy benefit(3)	320	—	(139)	—
Tax impact of non-GAAP adjustments(1)	17,227	537	60,239	(3,283)
Non-GAAP tax provision (benefit)	$2,459	$1,208	$908	$6,872

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.44)	$(0.37)	$(0.78)	$(0.80)
Non-GAAP adjustments:
Stock-based compensation	0.34	0.30	1.04	0.92
Amortization of intangibles	0.05	0.08	0.21	0.25
Amortization of debt discount and issuance costs	0.04	0.04	0.12	0.12
Changes in fair value of strategic investment(4)	—	0.13	—	0.13
COVID-19 Canada Emergency Wage Subsidy benefit(3)	(0.02)	—	(0.04)	—
Tax impact of non-GAAP adjustments(1)	(0.13)	(0.08)	(0.41)	(0.18)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation(2)	—	(0.01)	(0.02)	(0.02)
Non-GAAP net income (loss) per share — diluted	$(0.16)	$0.09	$0.12	$0.42

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares — diluted	83,600,327	83,024,291	83,693,045	82,701,267
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation(2)	—	486,398	807,361	798,189
Pro forma weighted average shares — diluted	83,600,327	83,510,689	84,500,406	83,499,456

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
(3) Effective the second fiscal quarter of 2021, the COVID-19 Canada Emergency Wage Subsidy benefit was included as a non-GAAP adjustment. Prior to the second fiscal quarter of 2021, this program was not available.
(4) Effective the third fiscal quarter of 2020, changes in fair value of strategic investments are excluded from non-GAAP measures. Prior to the third fiscal quarter of 2020, there were no changes in fair value of strategic investments in any periods presented.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	April 30, 2021	July 31, 2020
Cash, cash equivalents, and investments	$1,288,826	$1,434,267
Working capital	$1,093,649	$1,118,020

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
As of April 30, 2021, approximately $57.6 million of our cash and cash equivalents were domiciled in foreign jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Share Repurchase Program
In October 2020, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. During the three months ended April 30, 2021, we repurchased 764,782 shares of common stock at an average price of $104.47 per share, for an aggregate purchase price of $79.9 million. During the nine months ended April 30, 2021, we repurchased 1,123,341 shares of common stock at an average price of $110.21 per share, for an aggregate purchase price of $123.8 million. As of April 30, 2021, $76.2 million remained available for future share repurchases.

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
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. We also may invest in or acquire complementary businesses, applications or technologies, or may expand our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Nine Months Ended April 30,
	2021	2020
Net cash provided by (used in) operating activities	$3,233	$5,907
Net cash provided by (used in) investing activities	$32,637	$33,408
Net cash provided by (used in) financing activities	$(120,655)	$3,077
Cash Flows from Operating Activities
Net cash provided by operating activities was $3.2 million for the nine months ended April 30, 2021 compared to cash provided by operating activities of $5.9 million during the nine months ended April 30, 2020. This $2.7 million decrease in operating cash provided was primarily attributable to a $9.3 million increase in cash provided by working capital activities, including $2.5 million received from the CEWS, partially offset by a $11.9 million decrease in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Net cash provided by investing activities was $32.6 million for the nine months ended April 30, 2021 compared to net cash provided by investing activities of $33.4 million for the nine months ended April 30, 2020. The decrease in cash provided by investing activities was primarily due to higher capitalized cloud software development costs of $4.3 million, new strategic equity investments of $2.0 million, and lower cash from available-for-sale securities transactions of $1.0 million, offset by a reduction in capital expenditures primarily due to the completion of our new headquarters in San Mateo, California of $6.6 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended April 30, 2021 was $120.7 million compared to $3.1 million provided by financing activities for the nine months ended April 30, 2020. This $123.7 million increase in cash used was primarily because we repurchased $122.6 million of our common stock under our share repurchase program and, to a lesser extent, a decrease in proceeds from option exercises of $1.2 million.

Commitments and Contractual Obligations
Our primary contractual obligations consist of our Convertible Senior Notes due in 2025, obligations under leases for our office facilities, and letters of credit we have issued to lessors and customers to guarantee our performance under certain arrangements.
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
Off-Balance Sheet Arrangements
Through April 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of April 30, 2021 and July 31, 2020 were $1,288.8 million and $1,434.3 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $4.6 million and $5.6 million in the market value of our available-for-sale securities as of April 30, 2021 and July 31, 2020, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable and intercompany receivables and payables. For the nine months ended April 30, 2021 and 2020, we recorded foreign currency gains of $14.3 million and foreign currency losses of $2.1 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $15.1 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2021 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As described in Note 8, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein, we are not party to any material pending legal proceedings.

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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section of our Quarterly Report on Form 10-Q and summarized below. We have various categories of risks, including risks related to our business and industry; risks related to data security and privacy, intellectual property, and information technology; risks related to legal, regulatory, accounting, and tax matters; risks related to ownership of our common stock; and risks related to our indebtedness and outstanding convertible senior notes, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our business, activities, or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Risks that could harm our business, results of operations, financial condition and growth prospects, and that could cause our stock price to decline, include, but are not limited to, the following:

•the global COVID-19 pandemic, as well as periods of increases or spikes in the number of COVID-19 cases, or future mutations or related strains of the virus in areas in which we operate;
•significant quarterly and annual fluctuations in our results of operations due to a number of factors;
•seasonal sales patterns, which may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts;
•our failure to successfully manage our transition to a business model focused on delivering cloud-based offerings on a subscription basis or failure to meet stipulated service levels with our subscription services;
•our reliance on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenue and ARR;
•data security breaches of our products or cloud-based services or unauthorized access to our customers’ data;
•failure of any of our established products or services to satisfy customer demands or to maintain market acceptance;
•intense competition in our market;
•our sales and implementation cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenue;
•revenue mix, as well as declines in our subscription and support gross margin or our services gross margin;
•our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of revenue, decreased revenue, and lower average selling prices and gross margins;
•our business depends on customers renewing and expanding their license, support, and subscription contracts for our services and products;
•privacy concerns could result in regulatory changes and impose additional costs and liabilities on us and limit our use of information;
•our stock price may be volatile, which could result in securities class action litigation against us;

•if we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage; and
•our ability to apply accounting guidance that requires management to make estimates and assumptions and to adapt to and interpret the requirements of new guidance, or to clearly explain to stockholders how new guidance affects reporting of our results of operations.
Risks Related to our Business and Industry
The global COVID-19 pandemic, as well as periods of increases or spikes in the number of COVID-19 cases, or future mutations or related strains of the virus in areas in which we operate, could harm our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, and the related adverse public health developments, including orders to shelter-in-place, have adversely affected workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including our business, our customers' businesses, and our SI partners' businesses. This pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, has affected and could further affect our ability to travel to customers and prospects, resulting in delays in services delivery, delays in implementations, and interruptions or modifications in our sales and marketing activities, including Connections, our annual user conference, and harm our business, results of operations, and financial condition. The related impact on the global economy could also decrease technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in providing contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or in difficulty accurately forecasting our financial results. Additionally, our customers may be unable to pay or request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19. As a result of these containment measures and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. The pandemic also presents operational challenges as our entire workforce is currently working remotely and shifting to assisting customers who are also generally working remotely. Despite the increased availability of vaccines, due to the evolving nature of the COVID-19 pandemic, it is not possible for us to accurately predict the duration or magnitude of the adverse results of the pandemic and its effects on our business, results of operations, or financial condition at this time. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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

We generally see increased new orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenue has historically been recognized in our fourth fiscal quarter. Since a substantial majority of our license revenue has annual renewals after the initial term of the contract, we expect to continue to experience this seasonality effect in subsequent years. Generally, accounting for revenue under ASC 606 has and may continue to heighten or change the seasonal impact due to license revenue for the entire committed term of our new term licenses and multi-year term license renewals being recognized at the beginning of the agreement. Because of the upfront nature of revenue recognition for new multi-year term licenses and multi-year term license renewals, any quarter in which a significant agreement of this nature is signed, renewed, cancelled, or not renewed when scheduled to do so may be impacted.

We currently anticipate that sales of, and revenue from, subscription services will continue to increase in the future. Subscriptions are recognized ratably over the term of the agreement after provisioning of the service. Over time, this may reduce the impact of our historic revenue seasonality, but in the near term the introduction of proportionally more subscription services into our revenue stream, together with their delayed and ratable recognition, will likely impact quarter over quarter and year-over-year revenue growth comparisons. Cash flow expectations and comparisons could also be impacted because of the ramped nature of the annual installments of these multi-year subscription services arrangements. Additionally, Annual Recurring Revenue, or ARR, which reflects the annualized recurring value of active customer contracts at the end of a reporting period, will be impacted by the seasonality of new sales orders, even if the revenue is recognized ratably.

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

Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. While the composition of our individual top customers has and will vary from year to year, in each of fiscal years 2020, 2019, and 2018, our ten largest customers accounted for 31% of our revenue. Additionally, our ten largest customers based on ARR accounted for 29% of total ARR in fiscal year 2020. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our products and services. While we expect this reliance to decrease over time as our revenue, customer base and subscription services as a percentage of revenue grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of this relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.

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

In addition, the insurance industry is evolving rapidly and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-based solutions, which could reduce demand for our offerings. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. New competitors are able to develop cloud-based solutions without the cost of maintaining or migrating existing solutions and satisfying existing customer requirements, which may allow them to introduce new products more quickly and on more efficient technologies than us. This may increase our costs more than we anticipate and may adversely impact our results of operations.

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

The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size and terms of the initial contract until very late in the sales cycle, which affects our ability to accurately forecast revenue and ARR. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize revenue until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.
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

Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, the COVID-19 pandemic caused sales and implementation cycles to lengthen, along with other impacts on our business. We currently have formal restrictions on travel in place, which are in accordance with recommendations by the U.S. government, The Centers for Disease Control and Prevention, and other equivalent agencies in the locations in which we operate, and our customers, SI partners, and prospects have likewise enacted their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings have affected and could continue to affect services delivery, delay implementations, and interrupt sales activity. We cannot predict whether, for how long, or the extent to which the COVID-19 outbreak may adversely affect our business, results of operations, and financial condition.

Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.

Our subscription and support revenue was 27% and 21% of total revenue for fiscal years 2020 and 2019, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 42% and 51% for fiscal years 2020 and 2019, respectively, while the gross margin for license revenue was 97% and 98% for fiscal years 2020 and 2019, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may result in further erosion of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of the COVID-19 pandemic or other disasters.

Further, our services revenue was 28% and 35% of total revenue for fiscal years 2020 and 2019, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was less than 3% for both fiscal years 2020 and 2019. If we experience an increase in the percentage of total revenue represented by services revenue, like we did in fiscal year 2018 due to acquisitions and other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new products and services, the rates we charge for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of the COVID-19 pandemic or other disasters. Additionally, the failure to improve, or the erosion of, our services margin, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
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

In addition, if there is substantial turnover of customer personnel responsible for the use of our products and services, or if customer personnel are not well trained in the use of our products and services, customers may defer the deployment of our products, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our products and services, our ability to renew existing licenses and make additional sales may be substantially limited.

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

As adoption of our cloud-based services occurs, the amount of customer data, including customer personal information, that we manage, hold, and/or collect continues to increase. In addition, our products and services may collect, process, store, and use transaction-level data aggregated across insurers using our common data model.  We anticipate that over time we will continue to expand the use and collection of personal information as greater amounts of such personal information may be transferred from our customers to us and we recognize that privacy and data security has become a significant issue in the United States, Europe, the U.K., and many other jurisdictions where we operate.

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

Privacy concerns in the European Union and the U.K. are evolving and we may face fines and other penalties, as well as reputational harm, if we fail to comply with these evolving standards, and compliance with these standards may increase our expenses and adversely affect our business and results of operations.

On April 27, 2016 the European Union ("EU") adopted the General Data Protection Regulation 2016/679 (“GDPR”), that took effect on May 25, 2018. The GDPR applies to any company established in the European Economic Area (“EEA”) as well as to those outside the EEA if they carry out processing of personal data of individuals in the EEA that is related to the offering of goods or services to them or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of personal data, enhanced data subject rights, mandatory data breach notification requirements, and onerous new obligations on data processors. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with GDPR requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners.

In addition, the GDPR restricts transfers of personal data outside of the EEA to countries deemed to lack adequate privacy protections, including the U.S., unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU–U.S. data transfers. We are currently certified to the EU-U.S. Privacy Shield. On July 16, 2020, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, but it deemed that SCCs are valid, provided additional safeguards are in place. However, the ECJ ruled that transfers made pursuant to SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether SCCs will face additional challenges. Moreover, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the Swiss-U.S. Privacy Shield to provide adequate protections for transfers of Swiss personal data to the U.S., following the invalidation of the EU-U.S. Privacy Shield by the ECJ. We are currently certified to the Swiss-U.S. Privacy Shield. On November 10, 2020, the European Data Protection Board ("EDPB"), issued recommendations on the additional safeguards required for SCCs to be valid. The EDPB's final guidance on data transfers is expected shortly and the European Commission has announced that it will publish new and updated SCCs in the coming months, with companies to have a one-year grace period before the new SCCs need to be put in place. These recent developments will require us to review and amend the legal mechanisms by which we make and receive personal data transfers to/in the United States. It is possible that the ability to transfer personal data from the EU to the United States will be restricted. We (and many other companies) may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the United States and other countries. As data protection authorities continue to issue further guidance on personal data export mechanisms and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of such developments and the data protection obligations imposed on them by various data protection authorities. Such customers may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us.

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

Starting on January 1, 2021, as a result of Brexit, the U.K. has brought the GDPR into domestic U.K. law with the Data Protection Act 2018 ("U.K. GDPR"), which will remain in force. The U.K. GDPR mirrors the data protection obligations and fines under the GDPR, but there may be further developments about the regulation of particular issues such as U.K. data exports. For example, the Information Commissioner's Office, the U.K. data protection regulator, has recently confirmed that it is developing bespoke SCCs for the U.K.. In addition, the U.K.’s withdrawal from the EU means that the U.K. will become a “third country” for the purposes of data transfers from the EU to the U.K. following the expiration of a six-month personal data transfer grace period from January 1, 2021. set out in the EU and U.K. Trade and Cooperation Agreement, unless a relevant adequacy decision is adopted in favor of the U.K. (which would allow data transfers without additional measures). On February 19, 2021, the EU Commission issued a draft adequacy decision regarding the U.K., and it has recently indicated that it intends to release the final decision prior to the expiry of the data transfer grace period at the end of June. These changes may require us to find alternative solutions for the compliant transfer of personal data into the U.K.

Anticipated further evolution of European Union regulations on this topic, including the impact of Brexit on these regulations in the U.K. and any related changes to the regulatory framework in the U.K. or other countries, may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by new regulations and interpretations of existing regulations and we may be required to make significant changes to our software applications and expanding business operations, all of which may adversely affect our results of operations.

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

Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions or updates are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Despite testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our offerings after their introduction. Additionally, our Guidewire Cloud offerings rely on third-party hosting services, primarily Amazon Web Services ("AWS"). Any material disruption or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our services, which could harm our reputation and adversely affect our results of operations.

We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or product sales or upon renewals of existing licenses or services, modification of existing contracts that could potentially result in reversals of previously recognized revenue, or a customer’s refusal to pay its contractually-obligated fees. In addition, time-consuming or difficult implementations may also increase the amount of services personnel we must allocate to each customer without commensurate compensation, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

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

In addition, our Guidewire Cloud offerings rely on third-party hosting and infrastructure services provided by AWS, for the continuous, reliable, and secure operation of servers, related hardware and software, and network infrastructure. A prolonged AWS service disruption or slowdown for any reason could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.

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

Any future restatement of our financial statements may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

In 2019, we restated our previously issued consolidated financial statements for the fiscal years ended July 31, 2018 and 2017. As a result of this restatement, we incurred a number of additional costs and were subject to additional risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, the attention of our management team was diverted by these efforts.

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

If we fail to maintain effective internal control over financial reporting or identify a material weakness in our internal control over financial reporting, our ability to report our financial condition and results of operations in a timely and accurate manner could be adversely affected, investor confidence in our company could diminish, and the value of our common stock may decline.

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

While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our stock price may decline.

In fiscal year 2018, management identified a material weakness in our internal control over financial reporting. If another material misstatement occurs in the future, we may fail to meet our future reporting obligations. For example, we may fail to file periodic reports in a timely manner or may need to restate our financial results, either of which may cause the price of our stock to decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

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

These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws, and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price of our shares being lower than it would be without these provisions.

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

As of April 30, 2021, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the "Convertible Senior Notes"). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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

Our ability to make scheduled payments of the principal and interest on our indebtedness when due or to make payments upon conversion or repurchase demands with respect to our Convertible Senior Notes, or to refinance our indebtedness as we may need or desire, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our existing or future indebtedness and have a material adverse effect on our business, results of operations, and financial condition.

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

General worldwide economic conditions remain unstable and prolonged economic uncertainties or downturns could harm our business operations or financial results. In particular, pursuant to a decision by referendum in June 2016, the United Kingdom ("U.K.") voted to withdraw from the European Union (“Brexit”). A trade and cooperation agreement, which addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things, was recently ratified by the European Parliament and the Council of the European Union to govern the U.K.'s future relationship with the European Union. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Brexit has caused significant volatility in global stock markets and fluctuations in currency exchange rates. Brexit has also caused, and may continue to cause, delays in purchasing decisions by our potential and current customers affected by this transition due to the considerable political and economic uncertainty created by Brexit and uncertainty as to the nature of the U.K.’s long-term relationship with the European Union. Brexit may further result in new regulatory and cost challenges to our U.K. and global operations, particularly with respect to data protection. Depending on the market and regulatory effects of Brexit, it is possible that there may be adverse practical or operational implications on our business, and prolonged economic uncertainties or downturns caused by Brexit could harm our business and results of operations. In addition, the recent U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally.

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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended April 30, 2021 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under The Plans or Programs(1)
February 1, 2021 – February 28, 2021	37,084	$117.04	395,643	$151,800
March 1, 2021 – March 31, 2021	498,595	$103.58	894,238	$100,200
April 1, 2021 – April 30, 2021	229,103	$104.38	1,123,341	$76,200

(1) On October 7, 2020, we announced that our board of directors authorized and approved a share repurchase program of up to $200.0 million of our outstanding stock. We began repurchasing shares under this program during the first quarter of fiscal year 2021. As of April 30, 2021, we had approximately $76.2 million remaining for future share repurchases under the share repurchase program. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. There is no stated expiration for the program.

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

Date:	June 2, 2021	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)