Form 10-K
period 2021-07-31
Guidewire Software, Inc.
filed 2021-09-24
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $6.1 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2021, the registrant had 83,076,348 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS
The sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, services, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We do not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date.
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include the following:
•growth prospects of the property & casualty (“P&C”) insurance industry and our company;
•the developing market for subscription services and uncertainties attendant on emerging sales and delivery models, including the migration of our existing term license customers to cloud-based offerings on a subscription basis or failure to meet stipulated service levels with our subscription services;
•trends in and timing of future sales, including the mix between license and subscription revenue and seasonality;
•our competitive environment and changes thereto;
•competitive attributes of our software applications and delivery models;
•change in our revenue mix resulting in potential declines in our subscription and support gross margin or our services gross margin;
•our reliance on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenue and Annual Recurring Revenue (“ARR”);
•the timing and number of professional services engagements and the billing rates and utilization of our professional services employees and contractors;
•challenges to further increase sales both in the United States and internationally;
•potential failure of any of our established services or products to satisfy customer demands or to maintain market acceptance;
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
•potential inability to develop, introduce, and market new and enhanced versions of our services and products;

•our research and development and cloud operations investment and efforts;
•our ability to comply with evolving local and foreign data privacy standards, including the General Data Protection Regulation in the European Union (“EU”) and the U.K. and the California Consumer Privacy Act, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and the Colorado Privacy Act,in the US, and maintain the security of our customer’s data, our cloud-based services or products, and the related costs and liabilities that we may incur;
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
•our ability to apply accounting guidance that requires management to make estimates and assumptions and to adapt to and interpret the requirements of new guidance, or to clearly explain to stockholders how new guidance affects reporting of our results of operations;
•our exposure to market risks, including geographical and political events that may negatively impact our customers, partners, and vendors or our business operations;
•privacy concerns could result in regulatory changes and impose additional costs and liabilities on us and limit our use of information;
•the effect of uncertainties related to the global COVID-19 pandemic and future mutations or related strains of the virus such as the Delta variant on U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our customers' and partners' businesses;
•data security breaches of our cloud-based services or products or unauthorized access to our customers’ data;
•our stock price may be volatile, which could result in securities class action litigation against us;
•our ability to successfully defend litigation brought against us; and
•our ability to satisfy future liquidity requirements.

The summary risk factors described above should be read together with the text of the Risk Factors included in Item 1A of Part I of this Annual Report on Form 10-K and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). Additional risks and uncertainties, beyond those summarized above or discussed elsewhere in this Annual Report on Form 10-K may apply to our business, activities, or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
_________________________________________________________
Unless the context requires otherwise, we are referring to Guidewire Software, Inc. together with its subsidiaries when we use the terms “Guidewire,” the “Company,” “we,” “our,” or “us.”

Item 1.Business
Overview and Purpose
Guidewire delivers a leading platform that Property and Casualty (“P&C”) insurers trust to engage, innovate, and grow efficiently. Guidewire’s platform combines core operations, digital engagement, analytics, and artificial intelligence (“AI”) applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.
Our core operational services and products are InsuranceSuite via Guidewire Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These services and products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. InsuranceSuite via Guidewire Cloud is a highly configurable and scalable product, delivered as a service and primarily comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (“GWCP”) architecture and leverage our in-house Guidewire Cloud operations team. InsuranceSuite via Guidewire Cloud is designed to support multiple releases each year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite via Guidewire Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite via Guidewire Cloud. InsuranceNow is a complete, cloud-based application that offers policy, billing, and claims management functionality to insurers that have limited internal information technology resources. InsuranceSuite for self-managed installations is comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our Analytics and AI offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.
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
Because our platform is critical to our new and existing customers’ businesses, their decision-making and product evaluation process is long, which results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple services and products or assesses the benefits of a cloud-based subscription. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current services and products, the introduction of new services and products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations.
We sell our cloud-delivered offerings through subscription services and our self-managed products through term licenses. We generally price our services and products based on the amount of direct written premium (“DWP”) that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria is met including providing access to the service. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to a customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our services, products, and platform. Substantially all of our services revenue is billed monthly on a time and materials basis.
We began our principal business operations in 2001.
Industry Background

The P&C insurance industry is large, fragmented, highly regulated, and complex. It is also highly competitive, with insurers competing primarily on product differentiation, pricing options, customer service, marketing and advertising, affiliate programs, and channel strategies.
P&C insurers modernize their transactional core systems to manage key functional areas of P&C insurance, including product definition, underwriting and policy administration, claims management, and billing. Product definition specifies the insurance coverage, pricing, and financial and legal terms of insurance policies. Underwriting and policy administration includes collecting information from potential policyholders, determining appropriate coverages and terms, pricing policies, issuing policies, and updating and maintaining policies over their lifetimes. Claims management includes loss intake, investigation and evaluation of incidents, settlement negotiation, vendor management, litigation management, and payment processing. Billing includes policyholder invoicing, payment collection, and agent commission calculation. We believe insurers that adopt modern core systems can enhance customer experience, operate more efficiently, and introduce innovative services and products more rapidly.
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
•a rise in customer expectations for digital, mobile, and omni-channel interaction rather than the traditional agent model;
•a need for 100% digital engagement capabilities;
•a growth in demand for personalized services and products;
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
Many of these trends, such as digital engagement capabilities and data analytics, have increased in importance as a result of the COVID-19 pandemic. In response to these trends, changes, challenges, and opportunities, we believe that the P&C insurance industry is entering a phase of increasing investment in technology, characterized by investments in systems that increase agility and enhance digital engagement and analytics offerings.
While each insurer may have different goals and priorities when pursuing new technology investments, there are several major themes that we believe guide these investments:
•Digital Engagement Models. We believe that insurers will need to provide a more intuitive, digital user experience to reduce the risk of customer dissatisfaction and loss. Investment in digital user experience will allow insurers to deepen their engagement with customers and transition from passive and transactional customer interactions to active and advisory relationships. This transition will require investments in software services and products that are designed to model user journeys and enable more frequent, informed, and dynamic interactions between insurers and their customers. We believe these efforts can improve financial performance for insurers through increased lead conversions and lower customer churn.
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
•Innovation. Insurers are under pressure to innovate across their product lifecycle in order to grow their business and improve service quality. Examples of focus areas include creating services and products to target under-insured risks such as cyber, supply chain disruption, and reputational risk and partnering with insurtech providers to streamline operations and improve service to policyholders and agents.
•Legacy System Modernization. A significant portion of the market continues to rely on legacy systems. We believe new claims, policy management, and billing systems will continue to be adopted as insurers that rely on legacy systems seek to gain operating efficiencies, expand into new markets and lines of business, and introduce new digital and data offerings.
Products
Guidewire is designed to be the platform insurers trust in order to engage, innovate, and grow efficiently. Our platform combines core operations, digital engagement, analytics, and AI applications, so that insurers can increase revenue, reduce operational costs and losses, improve pricing, and engage with a customer base that increasingly demands mobile and automated forms of self-service and communication. We are investing in research and development to accelerate improvements in our cloud platform services, products, and marketplace to better serve our customers.
Core Operational Services and Products
We offer the following core operational services and products: Guidewire InsuranceSuite via Guidewire Cloud, Guidewire InsuranceNow, and Guidewire InsuranceSuite for Self-Managed.
Guidewire InsuranceSuite via Guidewire Cloud
Guidewire InsuranceSuite via Guidewire Cloud is comprised of three primary applications (PolicyCenter, BillingCenter, and ClaimCenter) optimized for our GWCP architecture. We offer several complementary applications designed to work seamlessly with these primary applications. InsuranceSuite via Guidewire Cloud is managed by our internal cloud operations team.
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
GWCP is a Guidewire-developed architecture layer built on top of Amazon Web Services (“AWS”) that provides specialized cloud services, including multi-tenant cloud-native services that integrate digital experiences and analytics, for enterprise applications. The Guidewire Data Platform is a P&C insurance-specific data repository, built on GWCP, which collects data from internal and external sources to provide analytical insights across the insurance lifecycle for our customers. The Guidewire Data Platform powers all analytical applications. Additionally, we provide tools to automate routine tasks and make tasks self-service to increase our customers’ agility while providing enterprise-grade performance, availability, privacy, and security. Given the specialized needs of the P&C insurance industry, we have developed a scalable cloud architecture that enables isolating each customer’s system of record and database instances. This approach provides our customers with the benefits of cloud-native infrastructure and services and the flexibility to provide differentiated services to their customers.
Subscriptions to cloud services include regular updates to Guidewire software to ensure that Guidewire Cloud customers can easily access our latest innovations. New capabilities are often toggled-off so that customers can activate them at the right time for their businesses. This enables our customers to deliver improvements at a steady pace, optimized for their employees and customers.
Our subscriptions include Guidewire Cloud Assurance Services, which provides for review of all configurations and integrations to ensure they follow published standards, best practices and required security methodologies. Furthermore, our internal cloud operations team monitors application performance and optimizes user adoption and experience.

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

Guidewire InsuranceSuite: Complementary Applications
We offer several complementary applications designed to work seamlessly with our core operational services and products, including:
Guidewire Rating Management
Guidewire Rating Management enables P&C insurers to manage the pricing of their insurance services and products.
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
Guidewire Product Content Management
Guidewire Product Content Management provides software tools and standards-based, line-of-business templates to enable insurers to more rapidly introduce and modify services and products by reducing product configuration and maintenance efforts. Any such product introduction or modification must connect to and incorporate regulatory or industry-standard data and content, such as Insurance Services Office (“ISO”) or National Council on Compensation Insurance (“NCCI”) content.
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
Guidewire ClaimCenter Package for the London Market
Guidewire ClaimCenter Package for the London Market supports the claims workflow used by London Market insurers and brokers. Integration of London Market Electronic Claims File (“ECF”) Write-Back lets insurers perform tasks and interact with the central industry market Claims Loss and Advice Settlement system directly from Guidewire ClaimCenter through message queues.
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
Guidewire Predictive Analytics
Guidewire Predictive Analytics is a set of cloud-native applications that allow insurers to deliver better business outcomes throughout the insurance lifecycle. By building (or importing) predictive models built from multiple data sets, designing comprehensive solutions, and operationalizing the predictive insights, Predictive Analytics enables a smart core platform. Applications include Predictive Analytics for Claims and Predictive Analytics for Profitability.
Guidewire Risk Insights
Guidewire Risk Insights is a set of cloud-native applications that allows insurers to assess new and evolving risks. Through a process called “data listening”, Guidewire Risk Insights collects technical and behavioral data from a variety of sources (including public, open-source, proprietary, and third party) to quantify risk losses and probabilities. Applications include Cyence for Cyber Risk Management, Cyence for Small Business, and Cyence for Personal Cyber.
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
Guidewire DataHub and InfoCenter
Guidewire DataHub is an operational data store that unifies, standardizes, and stores data from the patchwork of insurer’s systems as well as from external sources. It is available for self-managed and InsuranceSuite cloud customers. Guidewire DataHub also enables insurers to accelerate legacy system replacement.
Guidewire InfoCenter is a business intelligence warehouse for P&C insurers that provides information in easy-to-use formats for business intelligence, analysis, and enhanced decision making. With Guidewire InfoCenter, insurers gain flexible operational insights as well as the ability to optimize their business.
Guidewire Marketplace
The Guidewire Marketplace is where insurers find trusted applications and content that complement the Guidewire platform from our PartnerConnect partners, as well as from Guidewire product and services teams. These applications and content help insurers to rapidly innovate and differentiate their businesses by allowing them to build out an ecosystem that best meets their needs. As of July 31, 2021, the Guidewire Marketplace had over 190 partner-developed integrations and hundreds of Guidewire-developed resources available for download.
Technology
Our platform is designed to assist P&C insurers to grow their business, improve customer and agent engagement, lower operating costs, and improve decision making. We have increased the scope of our platform and business through internal development and acquisitions. This growing scope has required greater investment in the development of application interfaces and shared services necessary to unify the operations and user experience across our applications. To meet the anticipated increased demand for cloud-delivered solutions, we have increased investments to leverage the growing number of technology services provided by Amazon through AWS. The shift to cloud-delivered solutions has also required significant focus in improving our ability to manage, secure, and operate our applications since our cloud-based deployments, unlike our self-managed implementations, shift many operational responsibilities to us. Finally, we continue to improve the scalability of our service, which performs millions of complex, business-critical transactions daily. The accuracy and availability of our services must be maintained not only during normal business operations, but also during extraordinary events such as catastrophes, which may result in extremely high transaction volume in a short period of time.
Services

We provide implementation, cloud migration, and integration services to help our customers realize the benefits of our cloud-based services and software products. Our delivery services teams assist customers in building implementation or migration plans, integrating our software with their existing systems, and defining business rules and specific requirements unique to each customer. We also partner with leading SI consulting firms, certified on our software, to achieve scalable, cost-effective implementations for our customers.
Employees and Human Capital Resources
Our business requires attracting, developing, and retaining a motivated team of individuals who thrive in a culture based on integrity, rationality, and collegiality that embraces diversity, inclusion, and belonging. Understanding and proactively anticipating the priorities and needs of our current and future employees is important to realizing our mission to be the platform P&C insurers trust to engage, innovate, and grow efficiently.
As of July 31, 2021, we had 2,942 employees, including 1,453 in global product development and operations (comprised of research and development, cloud operations, and technical support), 657 in professional services, 426 in sales and marketing, and 406 in general and administrative roles. As of July 31, 2021, we had 1,860 employees in the United States and 1,082 employees internationally.
Attracting, Developing, and Retaining Employees
Our recruiting, development, and retention objectives focus on attracting skilled and engaged employees who contribute the talent and diverse perspectives critical to our innovative, forward-looking, and inclusive workforce. Our recruiting process actively sources diverse talent and is designed to reduce bias, supporting our ability to hire candidates with professional qualifications, personal potential, and differing perspectives. Our flexible work policies expand our ability to hire and retain talent in geographies where we do not have physical offices. Fostering career progression by encouraging regular professional education empowers our employees to pursue their professional goals, which is critical to developing and retaining our employees. We invest in broad-based development for all of our employees in various ways such as skills-building programs, on-demand learning options, mentoring programs, and leadership development courses. In an effort to create more development opportunities for all employees, we are currently expanding our intern, mentoring, and leadership development programs. We gauge progress and efficacy, identify opportunities for change, and pursue solutions through tracking and analyzing data from various sources such as annual talent reviews and our progress toward hiring/promotion goals in our development, diversity and inclusion plans.
Diversity, Inclusion, and Belonging
We believe that understanding and respecting another’s perspective, experience, background, and beliefs provides an opportunity to expand horizons, challenge complacency, and foster empathy. Diversity of perspective, experience, background, and beliefs fuel our innovative, collaborative, and engaged workplace. Realizing greater ethnic, racial, and gender diversity across all levels of our organization is, and will continue to be, an ongoing journey. We aim for the highest standards of fairness and equal opportunity in recruitment, hiring, promotions, job assignments, and compensation. Some of our initiatives to create greater diversity and belonging among our employees include inclusive recruiting and outreach programs for diverse candidates, employee resource groups, and management-led listening circles.
Positive Corporate Culture
Our employees are critical to our success, and we believe creating a positive, inclusive culture is essential to attracting and retaining engaged employees. Our values of integrity, rationality, and collegiality are the foundation of how we work with one another. We incorporate a wide variety of communication and training activities to encourage collaboration amongst our colleagues around the world. We measure the program’s efficacy and identify opportunities for improvements through an engagement survey distributed approximately every two years, with the last survey completed in April 2021.
Health and Wellness
We believe a healthy, engaged, and high-performing workforce is part of our competitive advantage. We want all of our employees to thrive, and we regularly re-evaluate how to best support our employees’ wellness, health, and safety through benefits and resources. Our current benefit and wellness programs drive engagement that positively impacts our culture, job satisfaction, recruiting, and retention programs. In response to the COVID-19 pandemic, we expanded our physical, mental, and family health programs and informational outreach through professional development opportunities and personal empowerment, safe and healthy workspaces, wellness initiatives (including physical, emotional, and mental health), fair compensation, benefits, and recognition. Additionally, we have announced our intention to transition to a hybrid work environment in which a significant portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis.
Labor Relations

Our employees in the United States are not represented by a labor union; however, in certain foreign locations, there are workers’ councils that represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We recognize the critical role that our supervisors and managers play in fostering a productive, inclusive and respectful work environment, and we encourage employees to work directly with their supervisors, where possible, to efficiently and effectively resolve workplace concerns. We also respect our employees’ rights to voluntarily establish and join unions and similar associations without unlawful interference. We strive to work collaboratively with the councils and associations that represent our workers.
Customers
We market and sell our services and products to a wide variety of global P&C insurers ranging from some of the largest global insurers to national and regional companies. We believe strong customer relationships are a key driver of our success given the long-term nature of our customer engagements and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. Customers are defined as entities that have placed orders for our services or products. In some instances, a parent corporation can have multiple entities, or insurance brands, that place orders for our services or products. As of July 31, 2021, we had more than 350 customers representing more than 450 insurance brands, also referred to as insurers, using one or more of our services or products in 34 countries.
Strategic Relationships
We have extensive relationships with SI, consulting, technology, and industry partners. Our network of partners has expanded as interest in and adoption of our platform has grown. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our resources on continued innovation and further enhancement of our solutions.
We work closely with our network of third-party SI partners to facilitate new sales and implementations of both our subscription services and self-managed products. Our partnerships with leading SI partners allow us to increase efficiency and scale while reducing customer implementation costs. We continue to invest time and resources to increase the number of qualified consultants employed by our SI partners, develop relationships with new partners in existing and new markets, and ensure that all SI partners are qualified to assist with implementing our services and products. We believe this model will continue to serve us well, and we intend to continue to expand our network of partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription implementations.
As part of our PartnerConnect alliance program, we have a community of Solution Partners developing integrations that enable software and insurance business solutions to interoperate with our services and products. As of July 31, 2021, more than 190 of these partner-developed integrations have been validated by us and awarded Ready for Guidewire branding. The Guidewire Marketplace provides our customers with an online forum to learn about and download Ready for Guidewire integrations for use with our services and products. These integrations help customers reduce implementation risk and effort, and lower the total cost of implementation and operation. The Guidewire Marketplace also empowers customers pursuing innovation initiatives by providing access to a curated collection of insurtech applications. We anticipate expanding the reach of the Guidewire Marketplace.
Sales and Marketing
Consistent with our industry focus and the mission-critical needs our services and products address, our sales and marketing efforts are tailored to communicate effectively to senior executives within the P&C insurance industry. Our sales, marketing, and executive teams work together to cultivate long-term relationships with current and prospective customers in each of the geographies in which we are active.
Our direct sales team serves as both our exclusive sales channel and our account management function and is organized by geographic region across the Americas, EMEA, and APAC. We augment our sales professionals with a pre-sales team possessing insurance domain and technical expertise, who engage customers to understand their specific business needs and then represent our services and products through demonstrations tailored to address those needs.
Our marketing team supports sales with competitive analysis and sales tools, while investing to strengthen our brand name and reputation. We participate at industry conferences, are published frequently in the industry press, and have active relationships with all of the major industry analysts. We also host Connections, our annual user conference where customers both participate in and deliver in-person and virtual presentations on a wide range of Guidewire and insurance technology topics. We invite potential customers and partners to our user conference, as we believe customer references are a key component of driving new sales. Our strong relationships with leading system integrators enhance our direct sales through co-marketing efforts and by providing additional market validation of the distinctiveness and quality of our offerings.

Research and Development
Our research and development efforts focus on enhancing our platform, services, and products to meet the complex requirements of P&C insurers with a focus on capabilities, operational efficiency, data analytics, security, and privacy in the cloud. These efforts are intended to help our customers improve their operations; drive greater digital engagement with their customers, agents, and brokers; and gather, store and analyze data to improve business decisions. We also invest significantly in developing our services and products and necessary integrations to meet the market requirements, including regulations, language, currency, and local terminology, of each country or state in which our customers operate. This market-segment specific functionality must be updated regularly in order to stay current with regulatory changes in each market. We rely on a multi-national engineering team, which has grown organically and through acquisitions.
Competition
The software market that caters to the P&C insurance industry is highly competitive and fragmented. Increased spending by insurers on software solutions and the emergence of new platforms that have broadened from core system modernization to new digital engagement and data and analytics solutions have generated significant interest among investors and entrepreneurs. Increased capital allows market participants, or potential market participants such as insurtech companies, to adopt more aggressive go-to-market strategies, improve existing services or products, introduce new services or products, develop innovative solutions that disrupt the market, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs, and the adoption of cloud deployed solutions. These factors create an environment of increasing competition. Our current and future competitors vary in size and in the breadth and scope of the services or products they offer. As we expand our product portfolio, we may begin to compete with software and service providers we have not traditionally competed against. Our current competitors include, but are not limited to, customers’ internally developed proprietary solutions; P&C insurance software vendors such as Duck Creek, EIS Group, Insurity, Majesco, Prima Solutions, RGI, and Sapiens; and horizontal software vendors such as SAP and Salesforce, which acquired Vlocity in 2020.
Competitive factors in our industry depend on the product being offered and the size, geographic market, and line of business of potential customers. The principal competitive factors include product functionality, performance, customer references, total cost of ownership, solution completeness, implementation track record, security and in-depth knowledge of the P&C insurance industry. We typically compete favorably on the basis of these factors in most geographies.
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
Information about Segment and Geographic Revenue
Information about geographic revenue is set forth in Note 2 and information about segment reporting is set forth in Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Seasonality
    We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for new term licenses and multi-year renewals compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. For example, in the first quarter of fiscal year 2021, we experienced license revenue growth due to a five-year term license renewal under which revenue was recognized upfront, which overshadowed the comparison with our second fiscal quarter of 2021 and may create a challenging comparable period for the first quarter of fiscal year 2022. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fiscal fourth quarter increases this impact as the revenue impact of most fiscal fourth quarter subscription sales will not be realized until the following fiscal year.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue and subscription revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. The fiscal quarter ending January 31 usually has fewer billable days due to the impact of the Thanksgiving, Christmas, and New Year’s holidays. The fiscal quarter ending July 31 usually has fewer billable days due to the impact of vacations taken by our services professionals. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
WHERE YOU CAN FIND MORE INFORMATION
The following filings are available to view and download free of charge on our investor relations website as soon as reasonably practicable after we file them with the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. Our website is located at www.guidewire.com, and our investor relations website is located at http://ir.guidewire.com/. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including periodic reports, proxy statements, and other information.
We provide access to a recording of our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press, and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Corporate governance information, including our governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or results of operations could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or results of operations could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to our Business and Industry
The global COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.

The COVID-19 pandemic and related adverse public health developments, including orders to shelter-in-place, have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns and increased market volatility. Our business and financial results during fiscal year 2021, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from the COVID-19 pandemic. The pandemic, as well as measures undertaken to contain the spread of COVID-19, have affected and could further affect our ability to travel to customers and prospects, resulting in delays in services delivery, delays in implementations, and interruptions or modifications in our sales and marketing activities, including Connections, our annual user conference, which has adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition, particularly if there are periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate. The pandemic has also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of the pandemic on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or in difficulty accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from COVID-19. As a result of these containment measures and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person. Despite the increased availability of vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and emergence and spread of virus variants in markets and communities in which we, our customers, and our SI partners operate, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts of the pandemic and its effects on our business, results of operations, or financial condition. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are in the process of transitioning to a hybrid in-person and remote workforce, which will subject us to certain operational challenges and risks and potential harm to our business.

In response to the COVID-19 pandemic, our workforce shifted from in-person to remote work. We have announced our intention to transition to a hybrid work environment in which a significant portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. The transition to hybrid in-person as well as remote working may also subject us to other operational challenges and risks. For example, our shift to hybrid working may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale. In addition, we expect to incur costs related to the transition to a hybrid workforce to, among other things, facilitate permanent remote work for a portion of our workforce and update our offices to offer more collaborative workspaces. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

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
Factors that may affect our results of operations include:
•the impact of economic downturns and related market volatility caused by the COVID-19 pandemic or other national and worldwide events on our business and the businesses of our customers, partners and vendors;
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
•future accounting pronouncements or changes in accounting rules and our related accounting policies, interpretations, and controls;
•our ability to realize expected benefits from our acquisitions and other strategic business transactions;
•reductions in our customers’ budgets for information technology purchases and delays in their purchasing decisions;
•employee retention and the timing of hiring personnel and employee related expenses;
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
We generally see increased new orders in our fourth fiscal quarter, which is the quarter ended July 31, due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenue has historically been recognized in our fourth fiscal quarter. Since a substantial majority of our license revenue has annual renewals after the initial term of the contract, we expect to continue to experience this seasonality effect in subsequent years. Generally, accounting under ASC 606 has and may continue to heighten or change the seasonal impact due to license revenue for the entire committed term of our new term licenses and multi-year term license renewals being recognized at the beginning of the agreement. Because of the upfront nature of revenue recognition for new multi-year term licenses and multi-year term license renewals, any quarter in which a significant agreement of this nature is signed, renewed, cancelled or not renewed when scheduled to do so may be impacted.
We currently anticipate that sales of, and revenue from, subscription services will continue to increase in the future. Subscriptions are recognized ratably over the term of the agreement after provisioning of the service. Over time, this may reduce the impact of our historic revenue seasonality, but in the near term the introduction of proportionally more subscription services into our revenue stream, together with their delayed and ratable recognition, will likely impact quarter over quarter and year-over-year revenue growth comparisons. Cash flow expectations and comparisons could also be impacted because of the ramped nature of the annual installments of these multi-year subscription services arrangements. Additionally, ARR, which reflects the annualized recurring value of active customer contracts at the end of a reporting period, will be impacted by the seasonality of new sales orders, even if the revenue is recognized ratably.
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
Additionally, seasonal patterns may be affected by the timing of particularly large transactions and the large number of renewals that occur in the first fiscal quarter. For example, in the first fiscal quarter of 2021, we achieved higher revenue growth due to a five-year renewal of a single license agreement, which resulted in the first fiscal quarter of 2021 lacking comparability to the prior year and creating a challenging comparable for the first fiscal quarter of 2022.
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

To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. This change to our business model requires a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our transition to cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of third-party infrastructure in which we rely to host our subscription services, may be difficult to predict over time, especially in light of our limited experience with the costs of delivering cloud-based versions of our applications. Furthermore, we may assume greater responsibilities for implementation of subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional services or products or upon renewal of existing agreements, and a customer’s refusal to pay its contractually-obligated subscription or service fees.
Revenue under our cloud-based subscription model will generally be recognized ratably over the term of the contract. The transition to ratable revenue recognition will result in lower revenue we otherwise would have recognized in the initial period of the customer agreement under term license agreements. This effect on recognized revenue may be magnified in any fiscal year due to the concentration of our orders in the fourth fiscal quarter. A combination of increased costs and delayed recognition of revenue would adversely impact our gross and operating margins compared to prior periods. Additionally, the change in our business model and the timing of our customers’ decision to transition from self-managed licenses to cloud-based subscription services could negatively affect our ability to forecast the timing and amount of our revenues in any period.
In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including, but not limited to, price, security, reliability, performance, customer preference, public concerns regarding privacy, and the enactment of restrictive laws or regulations. We are in the early stages of re-architecting our existing services and products and developing new services and products in an effort to offer customers greater choices on how they utilize our software. As our business practices in this area develop and evolve over time, we may be required to revise our current subscription agreements, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including, but not limited to, customer demand, our ability to further develop, manage, and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, and our costs.
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
Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. The composition of our individual top customers has and will vary from year to year. In fiscal year 2019, our ten largest customers accounted for 31% of our revenue, in fiscal year 2020 they accounted for 27%, and in fiscal year 2021 they accounted for 28%. Additionally, our ten largest customers based on ARR accounted for 27% of total ARR at July 31, 2021. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our services or products. While we expect this reliance to decrease over time as our revenue, customer base and subscription services as a percentage of revenue grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our services and products to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our services or products, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of this relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
Failure of any of our established services or products to satisfy customer demands or to maintain market acceptance could harm our business, results of operations, financial condition, and growth prospects.
We derive a significant majority of our revenue and cash flows from our established product offerings, including Guidewire InsuranceSuite via Guidewire Cloud, Guidewire InsuranceNow, Guidewire InsuranceSuite for self-managed installations, and our digital and data services and products. We expect to continue to derive a substantial portion of our revenue from these sources. As such, continued market acceptance of these services and products is critical to our growth and success. Demand for our services and products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our services and products, the timing of development and release of new products by us and our competitors, the cost and effort to migrate from self-managed products to subscription services, the ease of integrating our software to third-party software and services, technological advances that reduce the appeal of our services and products, changes in the regulations that our customers must comply with in the jurisdictions in which they operate, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our services, products, our business, results of operations, financial condition and growth prospects may be adversely affected.
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
Additionally, many of our prospective customers operate firmly entrenched legacy systems, some of which have been in operation for decades. Our implementation cycles may be lengthy, variable, and require the investment of significant time and expense by our customers. These expenses and associated operating risks attendant on any significant process of re-engineering and technology implementation, may cause customers to prefer maintaining legacy systems. Also, maintaining these legacy systems may be so time consuming and costly for our potential customers that they do not have adequate resources to devote to the purchase and implementation of our services and products. We also compete against technology consulting firms that either helped create such legacy systems or may own, in full or in part, subsidiaries that develop software and systems for the P&C insurance industry.
As we expand our product portfolio, we may begin to compete with software and service providers we have not competed against previously. Such potential competitors offer data and analytics tools that may, in time, become more competitive with our offerings.
We expect the intensity of competition to remain high in the future, as the amount of capital invested in current and potential competitors, including insurtech companies, has increased significantly in recent years. As a result, our competitors or potential competitors may develop improved product or sales capabilities, or even a technology breakthrough that disrupts our market. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of, market share would harm our business, results of operations, financial condition, and/or future prospects. Our larger current and potential competitors may be able to devote greater resources to the development, promotion, and sale of their services and products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenue and profitability.

In addition, the insurance industry is evolving rapidly and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-based solutions, which could reduce demand for our offerings. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. New competitors are able to develop cloud-based solutions without the cost of maintaining or migrating existing solutions and satisfying existing customer requirements, which may allow them to introduce new services and products more quickly and on more efficient technologies than us. This may increase our costs more than we anticipate and may adversely impact our results of operations.
Our current and potential competitors may also establish cooperative relationships among themselves or with third parties to further enhance their resources and offerings. Current or potential competitors may be acquired by other vendors or third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be more able than we are to adapt quickly to new technologies and customer needs, to devote greater resources to the promotion or sale of their services and products, to initiate or withstand substantial price competition, or to take advantage of emerging opportunities by developing and expanding their product and service offerings more quickly than we can. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such relationships or acquisitions. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition could be materially and adversely affected.
Our sales and implementation cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenue.
The typical sales cycle for our services and products is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our services and products, including the technical capabilities of our services and products and the potential cost savings achievable by organizations deploying our services and products. Customers typically undertake a significant evaluation process, which frequently involves not only our services and products, but also those of our competitors. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size and terms of the initial contract until very late in the sales cycle, which affects our ability to accurately forecast revenue and ARR. In addition, we sometimes commit to include specific functions in our base service and product offering at the request of a customer or group of customers and are unable to recognize revenue until the specific functions have been added to our services and products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our services and products will be operational or that once implemented our services and products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.
The implementation and testing of our services and products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our services and products typically involves integration with our customers’ and third parties’ systems, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our services and products. Failing to meet the expectations of our customers during the implementation of our services and products could result in a loss of customers and negative publicity about us and our services and products. Such failure could result from deficiencies in our product capabilities or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or products sales or upon renewals of existing licenses and services, potential reversals of previously recognized revenue, and a customer’s refusal to pay their contractually-obligated license, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, the COVID-19 pandemic caused sales and implementation cycles to lengthen, along with other impacts on our business. We currently have restrictions on travel in place, which are in accordance with recommendations by the U.S. government, The Centers for Disease Control and Prevention, and other equivalent agencies in the locations in which we operate, and our customers, SI partners, and prospects have likewise enacted their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings have affected and could continue to affect services delivery, delay implementations, and interrupt sales activity. We cannot predict the duration or the extent of adverse impacts from the COVID-19 pandemic on our business, results of operations, and financial condition.

Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.

Our subscription and support revenue was 34% and 27% of total revenue for fiscal years 2021 and 2020, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 35% and 42% for fiscal years 2021 and 2020, respectively, while the gross margin for license revenue was 97% and 97% for fiscal years 2021 and 2020, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may result in further erosion of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of the COVID-19 pandemic or other disasters.
Further, our services revenue was 25% and 28% of total revenue for fiscal years 2021 and 2020, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was negative for both fiscal years 2021 and 2020. If we experience an increase in the percentage of total revenue represented by services revenue, like we did in fiscal year 2018 due to acquisitions and other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new services and products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of the COVID-19 pandemic or other disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging clients to accelerate their cloud transition or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar services and products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the services and products we sell to them or add complexity to our customer agreements. We have been required to, and may continue to be required to, reduce the average selling price of our services and products in response to these pressures. If we are unable to avoid reducing our average selling prices, our results of operations could be harmed.

Our business depends on customers renewing and expanding their license, support, and subscription contracts for our services and products. A decline in our customer renewals and expansions could harm our future results of operations.
Our customers have no obligation to renew their term licenses or subscriptions after their contract period expires, and these licenses and subscriptions, if renewed, may be done so on less favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their licenses or subscriptions before they expire. We may not accurately predict future trends in customer renewals. In addition, our perpetual license customers have no obligation to renew their support arrangements after the expiration of the initial contractual period. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our services and products, the prices of our services and products, the prices of services and products offered by our competitors, reductions in our customers’ spending levels due to the macroeconomic environment or other factors, or the sale of their operations to a buyer that is not a current customer.
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
If we are unable to develop, introduce, and market new and enhanced versions of our services and products, we may be put at a competitive disadvantage.
Our success depends on our continued ability to develop, introduce, and market new and enhanced versions of our services and products to meet evolving customer requirements. Because some of our services and products are complex and require rigorous testing, new features, new functionality, and updates to our existing products and services can take significant time and resources to develop and bring to market. As we expand internationally, our services and products must be modified and adapted to comply with regulations and other requirements of the countries in which our customers do business. Additionally, market conditions may dictate that we change the delivery method of our services and products or the technology platform underlying our existing services and products or that new services and products be developed on different technology platforms, potentially adding material time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenue, if any, from such expenses.

If we fail to develop new services and products, enhance our existing services and products, or migrate our products to the cloud, our business could be adversely affected, especially if our competitors are able to introduce services and products with enhanced functionality in the cloud. It is critical to our success for us to anticipate changes in technology, industry standards, and customer requirements and to successfully introduce new, enhanced, and competitive services and products to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to increase investments in research and development and cloud operations to meet these challenges. Revenue may not be sufficient to support the future product development that is required for us to remain competitive. If we fail to develop services and products in a timely manner that are competitive in technology and price or develop services and products that fail to meet customer demands, our market share will decline and our business and results of operations could be harmed. If our research and development efforts do not develop services, products or features that our customers find valuable, then we might incur impairment charges related to our capitalized software development costs.
Our ability to sell our services and products is highly dependent on the quality of our professional services and technical support services and the support of our SI partners, and the failure of us or our SI partners to offer high-quality professional services or technical support services could damage our reputation and adversely affect our ability to sell our services and products to new customers and renew agreements with our existing customers.
If we or our SI partners do not effectively assist our customers in deploying our services and products, successfully help our customers quickly resolve post-deployment issues, assist our customers in migrating from self-managed licenses to subscription services, and provide effective ongoing support, our ability to renew existing agreements and sell additional services and products to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our services and products are deployed and integrated with our customers’ existing information technology environment, our customers may depend on our technical support services and/or the support of SI partners or internal resources to resolve any issues relating to our services and products. High-quality support is critical for the continued successful marketing and sale of our services and products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to sell additional services and products to these customers or to transition existing license customers to subscription services, a key strategy for the growth of our revenue and profitability. In addition, as we further expand our cloud-based services and products, our professional services, cloud operations and support organizations will face new challenges, including hiring, training, and integrating a large number of new personnel with experience in delivering high-quality services and support for cloud-based offerings. Further, as we continue to rely on SIs to provide deployment, migration, and on-going services, our ability to ensure a high level of quality in addressing customer issues and providing a maintainable and efficient cloud environment could be diminished as we may be unable to control the quality or timeliness of the implementation of our services and products by our SI partners. Our failure to maintain high-quality implementation and support services, or to ensure that SIs provide the same, could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.
We may expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, including Cyence, a Software-as-a-Service company that applies data science and risk analytics to enable P&C insurers to underwrite “21st century risks” such as terrorism, cybersecurity, and reputational risk, in November 2017. In August 2021, we announced the acquisition of HazardHub, Inc., a leading insurtech provider of API-driven property risk insights. Our prior acquisitions were initially dilutive to earnings, and this recent acquisition is also expected to be dilutive. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired services and products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new services and products, the timing of revenue from the sale of services and products that we acquired or that result from the alliance, or from the sale of a bundle of services and products that includes such new services and products, may be different than the timing of revenue from existing services and products. In addition, our ability to maintain favorable pricing of new services and products may be challenging if we bundle such services and products with existing services and products. A delay in the recognition of revenue from sales of acquired or alliance services and products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
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
If we are unable to continue the successful development of our global direct sales force and the expansion of our relationships with our strategic partners, sales of our services and products will suffer and our growth could be slower than we project.
We believe that our future growth will depend on the continued recruiting, retention, and training of our global direct sales force and their ability to obtain new customers, both large and small P&C insurers, and to manage our existing customer base. New hires require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive global direct sales personnel, sales of our services and products will suffer and our growth will be impeded.
Our SI partners help us reach additional customers. We believe our future growth also will depend on the retention and expansion of successful relationships with SI partners, including with SI partners that will focus on services and products we may acquire in the future. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of relationships with SI partners, including regional and local SI partners. Although we have established relationships with some of the leading SI partners, our services and products may compete directly against services and products that such leading SI partners support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to implementing our services and products, the quality or timeliness of such implementations, or the effects of the COVID-19 pandemic on our SI partners. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our services and products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations, and financial condition.
We sell our services and products to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2021, 2020, and 2019, $271.1 million, $279.8 million, and $272.9 million of our revenue, respectively, was from customers outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;
•unique terms and conditions in contract negotiations imposed by customers in foreign countries;
•longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;
•the need to localize our contracts and our services and products for international customers;
•lack of familiarity with and unexpected changes in foreign regulatory requirements;
•increased exposure to fluctuations in currency exchange rates;
•highly inflationary international economies, such as Argentina;
•the burdens and costs of complying with a wide variety of foreign laws and legal standards, including the General Data Protection Regulation in the European Union (“EU”) and the U.K.;
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
We have experienced consistent growth and expect to continue to expand our operations, including the number of employees and the locations and scope of our international operations. Additionally, the COVID-19 pandemic and related shelter in-place orders have resulted in our employees and contractors working from home, bringing new challenges to managing our business and work force. We have announced our intention to transition to a hybrid work environment in which a large portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis. This expansion and changing work environment has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology and cybersecurity infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new services and products or investments in cloud operations. If we increase the size of our organization without experiencing an increase in sales of our services and products, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations or hybrid work environment, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected, and we may be unable to implement our business strategy.
Incorrect or improper use of our services and products or our failure to properly train customers on how to utilize our services and products could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.
Our services and products are complex and are deployed in a wide variety of network environments. The proper use of our services and products requires training of the customer. If our services and products are not used correctly or as intended, inadequate performance may result. Our services and products may also be intentionally misused or abused by customers or their employees or third parties who are able to access or use our services and products. Because our customers rely on our services, products, and support to manage a wide range of operations, the incorrect or improper use of our services and products, our failure to properly train customers on how to efficiently and effectively use our services and products, or our failure to properly provide services to our customers may result in negative publicity or legal claims against us. Also, any failure by us to properly provide training or other services to existing customers will likely result in lost opportunities for follow-on and increased sales of our services and products.
In addition, if there is substantial turnover of customer personnel responsible for the use of our services and products, or if customer personnel are not well trained in the use of our services and products, customers may defer the deployment of our services and products, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our services and products, our ability to renew existing licenses and make additional sales may be substantially limited.
We may not be able to obtain capital when desired on favorable terms, if at all, and we may not be able to obtain capital or complete acquisitions through the use of equity without dilution to our stockholders.
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing services and products, acquire businesses and technologies, or otherwise to respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our services and products, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.
Risks Related to Data Security and Privacy, Intellectual Property, and Information Technology

If our products or cloud-based services experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our cloud services may be perceived as not being secure, customers may reduce the use of or stop using our services, we may incur significant liabilities and our reputation could be harmed. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, and other liabilities for our company. While we have taken, and are continually updating, steps to protect the confidential information and customer data to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on, such as AWS, could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or infiltrate systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement with existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations and reputation.
Privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.
As adoption of our cloud-based services occurs, the amount of customer data, including customer personal information, that we manage, hold, and/or collect continues to increase. In addition, our services and products may collect, process, store, and use transaction-level data aggregated across insurers using our common data model. We anticipate that over time we will continue to expand the use and collection of personal information as greater amounts of such personal information may be transferred from our customers to us and we recognize that privacy and data security has become a significant issue in the United States, Europe, the U.K., and many other jurisdictions where we operate.

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act, the California Privacy Rights Act, which takes substantial effect on January 1, 2023, the Virginia Consumer Data Protection Act, which takes effect on January 1, 2023, the Colorado Privacy Act, which takes effect on July 1, 2023, and the Court of Justice of the EU’s invalidation of the Privacy Shield framework in July 2020. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services and products and reduce overall demand.

Furthermore, concerns regarding data privacy and/or security may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our services and products effectively. Even the perception that the privacy and/or security of personal information is not satisfactorily managed, or does not meet applicable legal, regulatory, and other requirements, could inhibit sales of our services or products, and could limit adoption of our solutions, resulting in a negative impact on our sales, reputation, and results from operations.
Privacy concerns in the EU and the U.K. are evolving and we may face fines and other penalties, as well as reputational harm, if we fail to comply with these evolving standards, and compliance with these standards may increase our expenses and adversely affect our business and results of operations.
On April 27, 2016 the EU adopted the General Data Protection Regulation 2016/679 (“GDPR”), that took effect on May 25, 2018. The GDPR applies to any company established in the European Economic Area (“EEA”) as well as to those outside the EEA if they carry out processing of personal data of individuals in the EEA that is related to the offering of goods or services to them or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of personal data, enhanced data subject rights, mandatory data breach notification requirements, and onerous new obligations on data processors. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with GDPR requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations and enforcement actions and as we continue to negotiate data processing agreements with our customers and business partners.

In addition, the GDPR restricts transfers of personal data outside of the EEA to countries deemed to lack adequate privacy protections, including the U.S., unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU–U.S. data transfers. On July 16, 2020, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, but it deemed that SCCs are valid, provided additional safeguards are in place. However, the ECJ ruled that transfers made pursuant to SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether SCCs will face additional challenges. Moreover, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the Swiss-U.S. Privacy Shield to provide adequate protections for transfers of Swiss personal data to the U.S., following the invalidation of the EU-U.S. Privacy Shield by the ECJ. Further, on June 4, 2021, the European Commission published revised standard contractual clauses for data transfers from the EEA. The revised clauses must be used for relevant new data transfers from September 27, 2021, while existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses in relation to our customer arrangements within the relevant time frames, which could increase our compliance costs and adversely affect our business. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. These recent developments will require us to review and amend the legal mechanisms by which we make and receive personal data transfers to or in the United States. We (and many other companies) may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the United States and other countries. As data protection authorities continue to issue further guidance on personal data export mechanisms and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Starting on January 1, 2021, as a result of Brexit, the U.K. has brought the GDPR into domestic U.K. law with the Data Protection Act 2018 (“U.K. GDPR”), which will remain in force. The U.K. GDPR mirrors the data protection obligations and fines under the GDPR, but there may be further developments about the regulation of particular issues such as U.K. data exports. The transfer of personal data from the United Kingdom to non-adequate countries remains subject to the previous set of standard contractual clauses as approved at the time of Brexit, but the U.K.’s Information Commissioner’s Office (the “ICO”) is currently considering new, U.K.-specific data transfer agreements. The ICO has stated that it is considering whether to recognize the new standard contractual clauses under U.K. law, and therefore our U.K. data export arrangements may also require updating, resulting in further compliance costs. In addition, on June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EEA member states to the United Kingdom without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the

European Commission re-assesses and renews/extends that decision, and it remains under review by the Commission during this period. The relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the near to long term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

Anticipated further evolution of EU and U.K. regulations on data privacy and security and any related changes to the regulatory framework in these or other countries may increase substantially our risk exposure to the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by new regulations and interpretations of existing regulations and we may be required to make significant changes to our software applications and expanding business operations, all of which may adversely affect our results of operations.
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

Although we believe that our services and products do not infringe upon the intellectual property rights of third parties, we cannot assure that we are not infringing or otherwise violating any third-party intellectual property rights or that third parties will not assert infringement or misappropriation claims against us with respect to current or future services or products, or that any such assertions will not require us to enter into royalty arrangements, result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.

If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing, or using our services or products that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our services or products; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or works; and to indemnify our partners, customers, and other third parties. Any of these events could seriously harm our business, results of operations, and financial condition.
Real or perceived errors or failures in our services, products including implementation services may affect our reputation, cause us to lose customers, and reduce sales and renewal rates, which may harm our business and results of operations and subject us to liability for breach of warranty claims.
Because we offer complex services and products, undetected errors or failures may exist or occur, especially when services and products are first introduced or when new versions or updates are released. Our services and products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our services and products or may expose undetected errors, failures, or bugs in our services and products. Despite testing by us, we may not identify all errors, failures, or bugs in new services and products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our offerings after their introduction. Additionally, our Guidewire Cloud offerings rely on third-party hosting services, primarily Amazon AWS. Any material disruption or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our services, which could harm our reputation and adversely affect our results of operations.

We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the implementation of our services and products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or product sales or upon renewals of existing licenses or services, modification of existing contracts that could potentially result in reversals of previously recognized revenue, or a customer’s refusal to pay its contractually-obligated fees. In addition, time-consuming or difficult implementations may also increase the amount of services personnel we must allocate to the implementation project without commensurate compensation, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

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

We attempt to protect our intellectual property, technology, and confidential information by generally requiring our employees and consultants to enter into confidentiality agreements and assignment of inventions agreements and third parties to enter into nondisclosure agreements, all of which offer only limited protection. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our confidential information, intellectual property, and technology, unauthorized third parties may gain access to our confidential proprietary information, develop and market services or products similar to ours, or use trademarks similar to ours, any of which could materially harm our business and results of operations. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Existing United States federal, state, and international intellectual property laws offer only limited protection. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as governmental agencies and private parties in the United States. Moreover, policing our intellectual property rights is difficult, costly, and may not always be effective.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, reputation, results of operations, and financial condition. If we are unable to protect our technology and to adequately maintain and protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create the innovative services and products that have enabled us to be successful to date.
We and our customers rely on technology and intellectual property of third parties, the loss of which could limit the functionality of our services and products and disrupt our business.
We use technology and intellectual property licensed from unaffiliated third parties in certain of our services and products, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute this third-party technology could limit the functionality of our services and products and might require us to redesign our services and products.

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
Our software license agreements typically contain provisions permitting the customer to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for our applicable services and products in escrow with a third party. Under these escrow agreements, the source code to the applicable product may be released to the customer, typically for its use to maintain, modify, and enhance the product, upon the occurrence of specified events, such as our filing for bankruptcy, discontinuance of our support services, and breaching our representations, warranties, or covenants of our agreements with our customers. Additionally, in some cases, customers have the right to request access to our source code upon demand. Some of our customers have obtained the source code for certain of our services and products by exercising this right, and others may do so in the future.

Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for that source code or the services and products containing that source code and may facilitate intellectual property infringement claims against us. It also could permit a customer to which a product’s source code is disclosed to support and maintain that software product without being required to purchase our support services. Each of these could harm our business, results of operations, and financial condition.
Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain services and products subject to those licenses.
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

We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to many of the restrictions in an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on hundreds of software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including objectionable open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated such open source software into our proprietary services and products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations, and prospects.

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

We prepare our consolidated financial statements to conform to United States Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the SEC, Financial Accounting Standards Board (“FASB”), and various bodies formed to interpret and create accounting rules and regulations. Accounting standards, such as ASC 606 - Revenue from Contracts with Customers adopted in fiscal year 2019 or ASC 842 - Leases adopted in fiscal year 2020, or the guidance relating to interpretation and adoption of standards could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.

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

Further, revenue recognition standards require significant judgment and estimates that impact our reported revenue and results of operations. Additionally, reported revenue has and will vary from the ARR and cash flow associated with each customer agreement. For example, some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. This potential difference and variability in the trends of reported amounts may cause volatility in our stock price.

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
We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in, interpretations of, and guidance regarding tax laws, including impacts of the Jobs Act of 2017 (the “Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

We have received an immaterial proposed assessment from the California Franchise Tax Board for the state income tax returns filed for fiscal years 2018 and 2017. We are currently reviewing this proposed assessment and may appeal. We do not believe the examinations will have a material impact on our results of operations, financial condition, or cash flows.

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

In the past, we and many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. In July 2020, one of our stockholders filed a putative securities class action complaint in the federal court for the Northern District of California, against us and certain of our current or former officers and directors, alleging misstatements and omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5. In October 2020, the suit was voluntarily dismissed without prejudice by plaintiff’s counsel. We may become the target of additional complaints of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from our business, which could seriously harm our business, results of operations, and financial condition.
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

The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Northern District of California will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), as we are based in the State of California. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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
In October 2020, our board of directors authorized and approved a share repurchase program of up to $200 million of our outstanding common stock, $37.5 million of which remains available for future repurchases as of July 31, 2021. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and sizes of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.

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
As of July 31, 2021, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
However, recently issued accounting guidance that will be effective for us on August 1, 2022 will no longer permit the use of the treasury stock method. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. Among other things, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We are currently evaluating the impact of the new guidance on our consolidated financial statements, however, we believe the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes, could adversely affect our diluted earnings per share.

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

General Risks
Our customers may defer or forego purchases of our services or products in the event of weakened global economic conditions, political transitions, and industry consolidation.
General worldwide economic conditions remain unstable, and prolonged economic uncertainties or downturns could harm our business, results of operations or financial condition. In particular, pursuant to a decision by referendum in June 2016, the U.K. voted to withdraw from the EU. A trade and cooperation agreement, which addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things, was recently ratified by the European Parliament and the Council of the EU to govern the U.K.’s future relationship with the EU. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Brexit has caused significant volatility in global stock markets and fluctuations in currency exchange rates. Brexit has also caused, and may continue to cause, delays in purchasing decisions by our potential and current customers affected by this transition due to the considerable political and economic uncertainty created by Brexit and uncertainty as to the nature of the U.K.’s long-term relationship with the EU. Brexit may further result in new regulatory and cost challenges to our U.K. and global operations, particularly with respect to data protection. Depending on the market and regulatory effects of

Brexit, it is possible that there may be adverse practical or operational implications on our business, and prolonged economic uncertainties or downturns caused by Brexit could harm our business and results of operations.

Further, other global events such as the imposition of various trade tariffs by the United States and China and the COVID-19 pandemic, have created and may continue to create global economic uncertainty, including inflationary pressures, in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our services and products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

Furthermore, the increased pace of consolidation in the P&C insurance industry may result in reduced overall spending on our services and products. Acquisitions of customers or potential customers can delay or cancel sales cycles and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted.
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

Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, including managing employees and contractors remotely or in a hybrid environment, or we may be required to pay increased compensation in order to do so.

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

Because of the technical nature of our services and products and the dynamic market in which we compete, any failure to attract, integrate, and retain qualified direct sales, professional services, operations, and product development personnel, as well as our contract workers, could harm our ability to generate sales, deliver consulting services, manage our customers’ cloud environments, or successfully develop new services and products and enhancements of existing services and products.
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
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Global warming trends and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, severe heat and cold events, fires, and other natural disasters, and Australia has experienced extensive damage due to fires. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties
Our corporate headquarters in San Mateo, California consists of approximately 189,000 square feet of space leased through December 2029. Our European headquarters in Dublin, Ireland consists of approximately 85,000 square feet of space leased through March 2032. As of July 31, 2021, we also lease facilities for our sales, services, development, operations and administrative activities in various locations in the United States and around the world, including in Bedford, Massachusetts; Birmingham, Alabama; Columbia, South Carolina; Edina, Minnesota; Exton, Pennsylvania; San Diego, California; San Jose, California; Chennai, India; Krakow, Poland; Kuala Lumpur, Malaysia; London, United Kingdom; Madrid, Spain; Mississauga, Canada; Paris, France; Sydney, Australia; and Tokyo, Japan.
We believe that our facilities are suitable to meet our current needs. We are evaluating our real estate strategy as it relates to the impact of the COVID-19 pandemic and anticipated needs of a hybrid workforce. In the future, we may expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We expect to incur additional expenses in connection with such new or expanded facilities.

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
On July 30, 2021, the last reported sale price of our common stock on the New York Stock Exchange was $115.20 per share. As of July 31, 2021, we had 38 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our repurchase of equity securities during the fiscal quarter ended July 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under The Plans or Programs(1)
May 1, 2021 – May 31, 2021	126,688	$97.08	1,250,029	$63.9
June 1, 2021 – June 30, 2021	123,950	$109.15	1,373,979	$50.4
July 1, 2021 – July 31, 2021	115,012	$112.28	1,488,991	$37.5

(1) On October 7, 2020, we announced that our board of directors authorized and approved a share repurchase program of up to $200.0 million of our outstanding stock. We began repurchasing shares under this program during the first quarter of fiscal year 2021. As of July 31, 2021, we had approximately $37.5 million remaining for future share repurchases under the share repurchase program. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. There is no stated expiration for the program.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite-Total Return Index and S&P Software & Services Select Industry Index for the period from July 31, 2016 through July 31, 2021. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

	7/31/2016	7/31/2017	7/31/2018	7/31/2019	7/31/2020	7/31/2021

Guidewire Software, Inc.	$100.00	$117.39	$140.23	$166.06	$191.41	$187.41
NASDAQ Composite-Total Return Index	$100.00	$124.41	$151.94	$163.71	$217.38	$298.96
S&P Software & Services Select Industry Index	$100.00	$120.03	$155.22	$188.17	$222.75	$329.61

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 and the Risk Factors included in Item 1A of Part I of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this Annual Report on Form 10-K to particular years or quarters refer to our fiscal years ended in July and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended July 31, 2020, filed on September 28, 2020, for reference to discussion of the fiscal year ended July 31, 2019, the earliest of the three fiscal years presented.
Overview
Guidewire delivers a leading platform that P&C insurers trust to engage, innovate, and grow efficiently. Guidewire’s platform combines core operations, digital engagement, analytics, and AI applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.

Our core operational services and products are InsuranceSuite via Guidewire Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These services and products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. InsuranceSuite via Guidewire Cloud is a highly configurable and scalable product, delivered as a service and primarily comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (“GWCP”) architecture and leverage our in-house Guidewire Cloud operations team. InsuranceSuite via Guidewire Cloud is designed to support multiple releases each year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite via Guidewire Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite via Guidewire Cloud. InsuranceNow is a complete, cloud-based application that offers policy, billing, and claims management functionality to insurers that have limited internal information technology resources. InsuranceSuite for self-managed installations is comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our Analytics and AI offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.

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
Because our platform is critical to our new and existing customers’ businesses, their decision-making and product evaluation process is long, which results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple services and products or assesses the benefits of a cloud-based subscription. Sales to new customers also involve extensive customer due diligence and reference checks. Our sales cycle has lengthened due to the COVID-19 pandemic. The success of our sales efforts relies on continued improvements and enhancements to our current services and products, the introduction of new services and products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations.
We sell our cloud-delivered offerings through subscription services and our self-managed products through term licenses. We generally price our services and products based on the amount of DWP that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term.

Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria is met including providing access to the service. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to a customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our platform, services, and products. Substantially all of our services revenue is billed monthly on a time and materials basis.
Over the past few years, we have primarily been entering into cloud-based subscription arrangements with our new and existing customers, and we anticipate that subscription arrangements will be a majority of annual new sales going forward. As this sales model matures, we may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands.
To extend our technology leadership in the global market and to drive operating efficiency, we continue to invest in product development and cloud operations to enhance and improve our current services and products, introduce new services and products, and advance our ability to cost-effectively deliver our services in the cloud. Continued investment is critical as we seek to assist our customers in achieving their technology goals, maintain our competitive advantage, grow our revenue, expand internationally, and meet evolving customer demands. In certain cases, we may also acquire skills and technologies to manage our cloud infrastructure and accelerate our time to market for new services, products, solutions, and upgrades.
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our global services team and SI partners to ensure that teams with the right combination of product and language skills are used in the most efficient way to meet our customers’ implementation needs. We have extensive relationships with SI, consulting, technology, and industry partners. Our network of partners has expanded as interest in and adoption of our platform has grown. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our resources on continued innovation and further enhancement of our solutions.
We work closely with our network of third-party SI partners to facilitate new sales and implementations of both our subscription services and self-managed products. Our partnerships with leading SI partners allow us to increase efficiency and scale while reducing customer implementation costs. We continue to invest time and resources to increase the number of qualified consultants employed by our SI partners, develop relationships with new partners in existing and new markets, and ensure that all SI partners are qualified to assist with implementing our services and products. We believe this model will continue to serve us well, and we intend to continue to expand our network of partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription migrations and implementations.
We face a number of risks in the execution of our strategy, including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing services and products successfully, migrating our business towards a subscription model with ratable revenue recognition, increasing the overall adoption of our services and products, and cost-effectively managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, implementation services and sales and marketing.

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, containment measures, and if there are periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate, our compliance with containment measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our key customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, a vast majority of our employees are working remotely. In addition, many of our existing and potential customers are working remotely, which may continue to delay the timing of new orders and professional services engagements in the future.
Our business and financial results since the third fiscal quarter of 2020 have been impacted due to these disruptions, including decreases in ARR growth rates, services revenue and margins, operating cash flow and the change in fair value of strategic investments. ARR and revenue, especially services revenue, continued to be impacted in fiscal year 2021 as a result of the challenges related to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, SI partners and vendors operate.
Although vaccines are making progress against the COVID-19 pandemic in the United States and certain other parts of the world where vaccinations are widely available, the economic impact of the pandemic on our business and the businesses of our customers, SI partners, and vendors may continue into fiscal year 2022, if not longer. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have or will be cancelled or postponed, while the majority are being hosted virtually, like our customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the pandemic’s global economic impact could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our services and products based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill.
In response to the pandemic, various government programs have been announced which provide financial relief to affected businesses. As an example, the Canadian Government enacted the Canada emergency Wage Subsidy (“CEWS”) under their COVID-19 Economic Response Plan to prevent layoffs and help employers offset, for a limited time, a portion of their employee salaries and wages. Beginning in January 2021, we have applied for the CEWS, to the extent we met the requirements to receive a subsidy, and recorded a reduction of compensation expense of approximately $3 million that is reflected in cost of revenue and operating expenses in our consolidated statements of operations during fiscal year 2021. We will continue to review and apply for additional subsidies or relief, where applicable.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. In fiscal year 2021, the recurring license and support or subscription contract value recognized as services revenue was $5.5 million.

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

As of July 31, 2021, ARR was $582 million, or $575 million based on currency exchange rates as of July 31, 2020. We measure ARR on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates. ARR grew in fiscal year 2021 by 13%, or 12% on a constant currency basis.
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for services and products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consist of purchases of property and equipment, primarily computer hardware, software, leasehold improvements, and capitalized software development costs. In the third fiscal quarter of 2020, free cash flow was impacted by a $9.9 million partial early bonus payout, which correspondingly resulted in lower bonus payments in the first fiscal quarter of 2021. This partial early bonus payout was approved by our board of directors in order to support our employees and, in turn, their local economies during the extraordinary situation created by the COVID-19 pandemic. In the first fiscal quarter of 2022, we will pay the entire bonus amount for fiscal year 2021 along with accrued vacation for U.S. employees, as we have announced a move to an unlimited vacation policy. The build out and furnishing of our corporate headquarters in San Mateo, California impacted free cash flow by $11.1 million for the fiscal year ended July 31, 2020. The build out and furnishing of our new offices in Mississauga, Canada and Dublin, Ireland impacted free cash flow by a total of $15.6 million for the fiscal year ended July 31, 2021. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources - Cash Flows.”

	Fiscal years ended July 31,
	2021	2020
Net cash provided by (used in) operating activities	$111,587	$113,066
Purchases of property and equipment	(19,008)	(21,377)
Capitalized software development costs	(9,846)	(4,283)
Free cash flow	$82,733	$87,406

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of our consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our consolidated financial statements, which are described in Note 1 “The Company and a Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included in this Annual Report on Form 10-K, our revenue recognition policies are critical to the periods presented.
Revenue Recognition
Revenue recognition requires judgment and the use of estimates, especially in identifying and evaluating the various non-standard terms and conditions in our contracts with customers as to their effect on reported revenue.
Our revenue is derived from contracts with customers. The majority of our revenue is derived from subscriptions to our cloud services, licensing arrangements for our software, and implementation and other professional services arrangements. We account for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We apply a five-step framework to recognize revenue as described in our Revenue Recognition policy included in Note 1 of our consolidated financial statements included in this Annual Report on Form 10-K.

Our customers have significant negotiating power during the sales process, which can and does result in terms and conditions that are different from our standard terms and conditions. When terms and conditions of our customer contracts are not standard, certain negotiated terms may require significant judgment in order to determine the appropriate revenue recognition in accordance with ASC 606.
The estimates and assumptions requiring significant judgment under our revenue policy in accordance with ASC 606 are as follows:
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. Some of our performance obligations, such as support, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, we will use the residual method.
The majority of our contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services or training services. As customers enter into a subscription agreement to migrate from an existing term license agreement, customers may be under contract for self-managed licenses and support, in addition to subscription services, for a period of time, which may require an allocation of the transaction price to each performance obligation. Additionally, contract modifications for services and products that are distinct but are not priced commensurate with their SSP or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, revenue recognized may be adjusted.
Changes from Prior Periodic Reports
In this Annual Report on Form 10-K, we have revised our disclosures to comply with SEC Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105.” In addition, we have early adopted the changes in the disclosure standards included in SEC Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, Supplementary Financial Information.”
Modernization of Regulation S-K Items 101, 103, and 105
The SEC issued Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105,” effective for annual periods beginning subsequent to November 2020. This release was adopted to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Specifically, this release requires registrants to provide disclosures relating to their human capital resources and to restructure their risk factor disclosures. Additionally, the release increases the threshold for disclosure of environmental proceedings to which the government is a party.
Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information
The SEC issued Release No. 33-10890 “Management’s Discussion and Analysis, Selected Financial Data, Supplementary Financial Information” which became fully effective on August 9, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis (“MD&A”) to, among other things, eliminate the requirement of the contractual obligations table.

With our adoption of this release, we have eliminated from this document the items discussed above that are no longer required. Information on our contractual obligations is still disclosed in narrative form within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K.

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

	Fiscal years ended July 31,
	2021	As a % of Total Revenue	2020	As a % of Total Revenue
	(in thousands except percentages)
Revenue:
Subscription and support	$252,358	34%	$203,473	27%
License	303,792	41	331,554	45
Services	187,117	25	207,280	28
Total revenue	743,267	100	742,307	100
Cost of revenue:
Subscription and support	164,983	22	117,158	16
License	10,569	1	11,566	2
Services	199,502	27	209,291	28
Total cost of revenue	375,054	50	338,015	46
Gross profit:
Subscription and support	87,375	12	86,315	11
License	293,223	39	319,988	43
Services	(12,385)	(2)	(2,011)	—
Total gross profit	368,213	49	404,292	54
Operating expenses:
Research and development	219,494	30	200,575	27
Sales and marketing	160,544	22	142,420	19
General and administrative	93,759	13	85,183	11
Total operating expenses	473,797	65	428,178	57
Income (loss) from operations	(105,584)	(16)	(23,886)	(3)
Interest income	7,395	1	24,705	3
Interest expense	(18,711)	(3)	(17,945)	(2)
Other income (expense), net	12,619	2	(7,205)	(1)
Income (loss) before provision for (benefit from) income taxes	(104,281)	(16)	(24,331)	(3)
Provision for (benefit from) income taxes	(37,774)	(7)	2,867	—
Net income (loss)	$(66,507)	(9)%	$(27,198)	(3)%
Comparison of the Fiscal Years Ended July 31, 2021 and 2020
Revenue
We derive our revenue primarily from delivering cloud-based services, licensing our software applications, providing support, and delivering professional services.

Subscription and Support
A growing portion of our revenue consists of fees for our subscription services, which are generally priced based on the amount of DWP that is managed by our subscription services. Subscription revenue is recognized ratably over the term of the arrangement, beginning at the point in time our provisioning process has been completed and access has been made available to the customer. The initial term of such arrangements is generally from three to five years. Subscription agreements contain optional annual renewals commencing upon the expiration of the initial contract term. A majority of our subscription customers are billed annually in advance. In some arrangements with multiple performance obligations, a portion of recurring subscription contract value may be allocated to license revenue or services revenue for revenue recognition purposes. For example, in arrangements with multiple performance obligations that include services at discounted rates, a portion of the total contract value related to subscription services will be allocated and recognized as services revenue.
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
Services
Our services revenue is primarily derived from implementation services performed for our customers, reimbursable travel expenses, and training fees. A substantial majority of our services engagements are billed and recognized on a time and materials basis upon providing our services.

	Fiscal years ended July 31,
	2021		2020		Change
		% of total		% of total
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$168,649	23%	$119,658	16%	$48,991	41%
Support	83,709	11	83,815	11	(106)	—
License:
Term license	303,309	41	328,489	44	(25,180)	(8)
Perpetual license	483	—	3,065	1	(2,582)	(84)
Services	187,117	25	207,280	28	(20,163)	(10)
Total revenue	$743,267	100%	$742,307	100%	$960	—%
Subscription and Support
We anticipate subscriptions will continue to represent a majority of new arrangements, including customers migrating from existing term license arrangements to subscription services, in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue. If we complete a higher percentage of subscription arrangements in a given period, our short-term growth rates will be negatively impacted. Due to the seasonal nature of our business, the impact of new subscription orders in the fourth fiscal quarter, our historically largest quarter for new orders, is not reflected in revenues until the following fiscal year.

Subscription revenue increased by $49.0 million, compared to the prior year, primarily due to the impact of new subscription services agreements for InsuranceSuite via Guidewire Cloud entered into and provisioned since July 31, 2020.
License support revenue was flat, compared to the prior year. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will continue to reduce the growth in, or result in lower, support revenue in the future.
License
Revenue related to new term licenses and multi-year term license renewals is generally recognized upfront and, as a result, no additional license revenue is recognized until after the committed term expires. As a customer enters into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognition will be impacted by allocations of total contract value between license, subscription, and support performance obligations. License revenue growth has and will be negatively impacted as subscription sales increase as a percentage of total new sales and as customers migrate from term licenses to subscription services instead of renewing their term licenses.
Term license revenue decreased by $25.2 million, compared to the prior year, primarily driven by lower revenue from new term licenses of $12.4 million and term license renewals of $12.3 million. Included in these amounts is the impact of term license contracts with an initial term of greater than two years or a renewal term of greater than one year. The impact on term license revenue from contracts that deviated from our standard contract durations was $23.4 million in fiscal year 2021 compared with $37.6 million in the prior year.
Perpetual license revenue decreased by $2.6 million, compared to the prior year, and accounted for less than 1% of total revenue in fiscal year 2021. We expect perpetual license revenue to continue to represent a small percentage of our total revenue. Perpetual license revenue may potentially be volatile across periods due to the large amount of perpetual revenue that may be generated from a single customer order.
Services Revenue
Services revenue decreased $20.2 million, compared to the prior year. The decrease is primarily driven by contracts with lower average services billing rates and increased investments in customer implementations to accelerate their transition to the cloud, and to a lesser extent a $6.8 million reduction in revenue from billable travel costs due to travel restrictions associated with the COVID-19 pandemic during fiscal year 2021.
We expect modestly higher levels of variability in our services revenue in future periods. As we successfully leverage our SI partners to lead more implementations, our services revenue could decrease further. We expect challenges related to COVID-19 will also continue to negatively impact services revenue. As we continue to expand into new markets and develop new services and products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margins.
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

Cost of Revenue:

	Fiscal years ended July 31,
	2021		2020		Change
	Amount	% of total revenue	Amount	% of total revenue	($)	(%)
	(In thousands, except percentages)
Cost of revenue:
Subscription and support	$164,983	22%	$117,158	16%	$47,825	41%
License	10,569	1	11,566	2	(997)	(9)
Services	199,502	27	209,291	28	(9,789)	(5)
Total cost of revenue	$375,054	50%	$338,015	46%	$37,039	11%

Includes stock-based compensation of:
Cost of subscription and support revenue	$11,231		$7,575		$3,656
Cost of license revenue	770		769		1
Cost of services revenue	21,809		20,816		993
Total	$33,810		$29,160		$4,650

Cost of subscription and support revenue increased by $47.8 million primarily due to increases of $33.1 million in personnel costs due to our continued investment in our cloud operations to increase operational efficiency and scale and $16.3 million in cloud infrastructure costs for our growing cloud customer base. The increase in personnel costs is net of a $1.6 million benefit related to CEWS received in fiscal year 2021.
Due to our growth in cloud operations, new cloud-based customers, and increased usage from existing cloud-based customers, the costs to provide our subscription services increased. We expect our cost of subscription revenue to increase as we continue to invest in our cloud operations and incur higher cloud infrastructure costs to support our growing cloud customer base, to improve efficiencies, and to continuously improve and maintain secure environments. However, we believe that the cost of subscription revenue will grow at a slower rate than subscription revenue in future years as we achieve economies of scale and other efficiencies. Cost of support revenue is expected to remain flat or slightly decrease over time as term license customers transition to the cloud. The short-term impact of these trends along with mix within subscription and support revenue may result in a decline in subscription and support gross margin even though subscription and support gross profit increases in absolute dollars.
The $1.0 million decrease in our cost of license revenue was primarily attributable to decreases in amortization of acquired intangible assets of $1.3 million, partially offset by costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite. We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $9.8 million decrease in cost of services revenue was primarily attributable to decreases of $8.2 million in billable subcontractor expenses, $7.4 million in employee and third party consultant travel-related costs resulting from COVID-19 travel restrictions, and $1.0 million in professional services, general office and software costs, partially offset by an increase of $6.9 million in personnel-related costs mainly due to higher bonus attainment based on company performance. The increase in personnel-related costs is net of a $0.4 million benefit related to the CEWS received in fiscal year 2021.
We had 600 cloud operations and technical support employees and 657 professional service employees at July 31, 2021 compared to 378 cloud operations and technical support employees and 758 professional services employees at July 31, 2020. In fiscal year 2020, certain professional services employees supported our cloud operations and research and development activities, and the related personnel costs were reflected within cost of subscription revenue and research and development expense. Since July 31, 2020, approximately 115 employees have been transferred from professional services to cloud operations and research and development to support the growth in our cloud customers.

Gross Profit

	Fiscal years ended July 31,
	2021		2020		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
Subscription and support	$87,375	35%	$86,315	42%	$1,060	1%
License	293,223	97	319,988	97	(26,765)	(8)
Services	(12,385)	(7)	(2,011)	(1)	(10,374)	516
Total gross profit	$368,213	50%	$404,292	54%	$(36,079)	(9)%

Our gross profit decreased $36.1 million compared to the prior year. Gross profit was impacted by the decrease in term license revenue due to lower impact of multi-year term license arrangements entered into in fiscal year 2021 compared to fiscal year 2020 and decreases in professional services revenue driven by contracts with lower average services billing rates and increased investment in implementation engagements.
Our gross margin decreased to 50% in fiscal year 2021, as compared to 54% in fiscal year 2020. Gross margin was impacted by lower subscription and support gross margins resulting from increasing investments in cloud operations and lower services gross margin resulting from contracts with lower average services billing rates and investments in implementation engagements.
We expect subscription and support gross margins will fluctuate as our subscription revenue increases and we continue to invest in our cloud operations. However, as we gain efficiencies and increase the number of cloud customers, we expect subscription gross margins to improve over time. In addition to the impact of our investment in customer migrations and implementations, challenges related to COVID-19 may negatively impact services gross margin beyond this fiscal year. We expect license gross margin will fluctuate based on changes in revenue due to the timing of delivery of new multi-year term licenses and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively consistent with prior years in the future. Overall, we expect gross margins to decline in the short-term primarily due to the mix between license revenue and subscription and support revenue.

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

	Fiscal years ended July 31,
	2021		2020		Change
		% of total		% of total
	Amount	revenue	Amount	revenue	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$219,494	30%	$200,575	27%	$18,919	9%
Sales and marketing	160,544	22	142,420	19	18,124	13
General and administrative	93,759	13	85,183	11	8,576	10
Total operating expenses	$473,797	65%	$428,178	57%	$45,619	11%

Includes stock-based compensation of:
Research and development	$29,524		$26,324		$3,200
Sales and marketing	25,820		21,260		4,560
General and administrative	25,855		25,073		782
Total	$81,199		$72,657		$8,542

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $18.9 million increase in research and development expenses was primarily due to increases of $17.6 million in personnel costs associated with higher headcount and bonus attainment that is based on company performance in fiscal year 2021, $2.6 million of cloud infrastructure costs for our development environments, and $0.8 million in professional services costs for consultants that support the development of our subscription offerings, information security requirements and cloud strategy. The increase in personnel costs is net of a $1.2 million benefit related to the CEWS received in fiscal 2021. These increases were partially offset by a decrease in travel costs of $2.1 million due to COVID-19 travel restrictions.
Our research and development headcount was 853 as of July 31, 2021 compared with 809 as of July 31, 2020.
We expect our research and development expenses to increase in absolute dollars as we continue to hire and dedicate internal resources to develop, improve, and expand the functionality of our solutions and migrating our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of personnel costs for our sales and marketing employees. Included in our personnel costs are commissions, which are considered contract acquisition costs and are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate is to be approximately five years. Sales and marketing expenses also includes travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.
The $18.1 million increase in sales and marketing expenses was primarily due to increases of $23.0 million in personnel costs due to higher headcount to sell and market our services and products, including an increase of $3.5 million related to the net effect of the capitalization and amortization of contract acquisition costs (primarily commissions), and $1.0 million in professional services costs to assist in the development of business strategies and customer success alliances. The increase in personnel costs is net of a $0.2 million benefit related to the CEWS received in fiscal year 2021. These increases were partially offset by decreases of $5.3 million in travel costs due to COVID-19 travel restrictions, $0.7 million in marketing and advertising costs mainly due to the hosting of Connections Reimagined as a series of virtual events in fiscal year 2021 compared to an in-person event in fiscal year 2020, and $0.7 million due to lower amortization of acquired intangible assets.

Our sales and marketing headcount was 426 as of July 31, 2021 compared with 399 as of July 31, 2020.
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
The $8.6 million increase in our general and administrative expenses was primarily due to increases of $7.0 million in personnel-related costs due to higher headcount and bonus attainment that is based on company performance and $1.3 million increase in software and professional services costs to support our growth and remote environment.
Our general and administrative headcount was 406 as of July 31, 2021 compared with 346 as of July 31, 2020. General and administrative headcount includes personnel in information technology support, information security, facilities, and recruiting whose costs are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.
Other Income (Expense)

	Fiscal years ended July 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income	$7,395	$24,705	$(17,310)	(70)%
Interest expense	$(18,711)	$(17,945)	$(766)	4%
Other income (expense), net	$12,619	$(7,205)	$19,824	275%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased by $17.3 million in fiscal year 2021, primarily due to lower yields on invested funds and, to a lesser extent, lower funds available for investment due to our share repurchase program.
Interest Expense
Interest expense includes both stated interest and the amortization of debt discount and issuance costs associated with the $400.0 million aggregate principal amount of our Convertible Senior Notes. The amortization of debt discount and issuance costs are recognized on an effective interest basis. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate have not changed.
Interest expense for fiscal years 2021 and 2020 consist of non-cash interest expense related to the amortization of debt discount and issuance costs of $13.6 million and $12.9 million, respectively, and stated interest of $5.0 million in both periods.
Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies in other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable and intercompany receivables and payables. We currently have entities with a functional currency of the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc.
Other income (expense), net in fiscal year 2021 was income of $12.6 million, compared to expense of $7.2 million in fiscal year 2020, which included a $10.7 million reduction in fair value of one of our strategic investments. Excluding the effect of the reduction in strategic investment fair value, other income increased $9.1 million primarily due to gains from exchange rate movements on monetary assets and monetary liabilities denominated in currencies other than the functional currency of the entity in which they were recorded.

Provision for (benefit from) Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

	Fiscal years ended July 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(37,774)	$2,867	$(40,641)	(1,418)%
Effective tax rate	36%	(12)%

We recognized an income tax benefit of $37.8 million for fiscal year 2021 compared to an income tax provision of $2.9 million for fiscal year 2020. The increase in our income tax benefit for fiscal year 2021 was primarily due to an increase in pre-tax net loss, the release of a reserve for an uncertain tax position, and the impact related to the tax status change of certain foreign subsidiaries for U.S. tax purposes, partially offset by an increase in the valuation allowance.
As of July 31, 2021, we had unrecognized tax benefits of $10.9 million that, if recognized, would affect our effective tax rate as certain unrecognized tax benefits have a valuation allowance.
The effective tax rate of 36% for fiscal year 2021 differs from the statutory U.S. Federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, the release of a reserve for an uncertain tax position, research and development credits, the tax status change of certain foreign subsidiaries, change in valuation allowance, and certain non-deductible expenses including executive compensation.
Comparison of the Fiscal Years Ended July 31, 2020 and 2019
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 10-K for the fiscal year ended July 31, 2020, filed on September 28, 2020, for the discussion of the comparison of the fiscal year ended July 31, 2020 to the fiscal year ended July 31, 2019, the earliest of the three fiscal years presented in the consolidated financial statements.

Quarterly Results of Operations

Our quarterly results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control, making our results of operations variable and difficult to predict. Such factors include those discussed above and those set forth in “Risk Factors—Risks Related to our Business and Industry—We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors” and “Risk Factors—Risks Related to our Business and Industry—Seasonal sales patterns may cause significant fluctuations in our results of operations and cash flows and may prevent us from achieving our quarterly or annual forecasts, which may cause our stock price to decline” in Item 1A of Part I of this Annual Report on Form 10-K. One or more of these factors may cause our results of operations to vary widely. As such, we believe that our quarterly results of operations may vary significantly in the future and that sequential quarterly comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

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
The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below:

	Fiscal years ended July 31,
	2021	2020
Gross profit reconciliation:
GAAP gross profit	$368,213	$404,292
Non-GAAP adjustments:
Stock-based compensation	33,810	29,160
Amortization of intangibles	13,175	19,221
COVID-19 Canada Emergency Wage Subsidy benefit(1)	(1,975)	—
Non-GAAP gross profit	$413,223	$452,673

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(105,584)	$(23,886)
Non-GAAP adjustments:
Stock-based compensation	115,009	101,817
Amortization of intangibles	19,965	26,834
COVID-19 Canada Emergency Wage Subsidy benefit(1)	(3,396)	—
Non-GAAP income (loss) from operations	$25,994	$104,765

Net income (loss) reconciliation:
GAAP net income (loss)	$(66,507)	$(27,198)
Non-GAAP adjustments:
Stock-based compensation	115,009	101,817
Amortization of intangibles	19,965	26,834
Amortization of debt discount and issuance costs	13,617	12,886
Changes in fair value of strategic investment(2)	—	10,672
COVID-19 Canada Emergency Wage Subsidy benefit(1)	(3,396)	—
Tax impact of non-GAAP adjustments(3)	(37,379)	(19,243)
Non-GAAP net income (loss)	$41,309	$105,768

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(37,774)	$2,867
Non-GAAP adjustments:
Stock-based compensation	(20,979)	16,453

Amortization of intangibles	(4,220)	4,334
Amortization of debt discount and issuance costs	(2,555)	2,080
Changes in fair value of strategic investment(2)	—	1,418
COVID-19 Canada Emergency Wage Subsidy benefit(1)	(135)	—
Tax impact of non-GAAP adjustments(3)	65,268	(5,042)
Non-GAAP tax provision (benefit)	$(395)	$22,110

Net income (loss) per share reconciliation:
GAAP net income (loss) per share – diluted	$(0.79)	$(0.33)
Non-GAAP adjustments:
Stock-based compensation	1.39	1.23
Amortization of intangibles	0.25	0.33
Amortization of debt discount and issuance costs	0.16	0.16
Changes in fair value of strategic investment(2)	—	0.13
COVID-19 Canada Emergency Wage Subsidy benefit(1)	(0.04)	—
Tax impact of non-GAAP adjustments(3)	(0.45)	(0.23)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation(4)	(0.03)	(0.03)
Non-GAAP net income (loss) per share – diluted	$0.49	$1.26

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares – diluted	83,577,375	82,855,392
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation(4)	805,747	834,002
Pro forma weighted average shares – diluted	84,383,122	83,689,394

(1) Effective the second fiscal quarter of 2021, the COVID-19 Canada Emergency Wage Subsidy benefit was included as a non-GAAP adjustment. Prior to the second fiscal quarter of 2021, this program was not available.
(2) Effective the third fiscal quarter of 2020, changes in fair value of strategic investments are excluded from non-GAAP measures. Prior to the third fiscal quarter of 2020, there were no changes in fair value of strategic investments in any periods presented.
(3) Adjustments reflect the impact on the tax benefit (provision) resulting from all non-GAAP adjustments.
(4) Due to the occurrence of a net loss on a GAAP basis, potentially dilutive securities were excluded from the calculation of GAAP net income (loss) per share, as they would have an anti-dilutive effect. However, these shares have a dilutive effect on non-GAAP net income (loss) per share and, therefore, are included in the non-GAAP net income (loss) per share calculation.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	July 31, 2021	July 31, 2020
Cash, cash equivalents, and investments	$1,346,591	$1,434,267
Working capital	$1,054,971	$1,118,020
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
As of July 31, 2021, approximately $58.7 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Share Repurchase Program
In October 2020, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. During the fiscal year ended July 31, 2021, we repurchased 1,488,991 shares of common stock at an average price of $109.17 per share for an aggregate purchase price of $162.5 million. As of July 31, 2021, $37.5 million remained available for future share repurchases.
Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, commissions, payroll taxes, and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter ended October 31, as we generally pay cash bonuses to our employees for the prior fiscal year during that period and seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter of the prior year. Additionally, our capital expenditures may fluctuate depending on future office build outs and development activities subject to capitalization.
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
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (in thousands):

	Fiscal years ended July 31,
	2021	2020
Net cash provided by (used in) operating activities	$111,587	$113,066
Net cash provided by (used in) investing activities	$64,191	$(5,801)
Net cash provided by (used in) financing activities	$(159,387)	$4,955
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $1.5 million in fiscal year 2021 as compared to fiscal year 2020. The decrease in operating cash was primarily attributable to a $55.7 million increase in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, change in fair value of our strategic investments, and other non-cash items, partially offset by a $54.2 million increase in cash provided by working capital activity as compared to the prior year.
Cash Flows from Investing Activities
Net cash provided by investing activities increased by $70.0 million in fiscal year 2021 as compared to fiscal year 2020. The increase in net cash provided by investing activities was primarily due to an increase of $73.4 million in net cash flows from marketable securities transactions and lower office build out costs of $2.4 million after completing the build out and furnishing of our corporate headquarters in San Mateo, California in fiscal year 2020, offset by a $5.6 million increase in capitalized cloud software development costs and a $0.2 million increase related to strategic investments.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $164.3 million in fiscal year 2021 as compared to fiscal year 2020. The increase in net cash used in financing activities was due to $161.3 million of repurchased common stock under our share repurchase program and, to a lesser extent, a decrease in proceeds from option exercises of $3.0 million
Contractual Obligations
Our estimated future obligations consist of leases, royalties, purchase obligations, debt, and unrecognized tax benefits as of July 31, 2021. Refer to Note 8 “Commitments and Contingencies” and Note 10 “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Off-Balance Sheet Arrangements
Through July 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments as of July 31, 2021, and 2020. Our cash, cash equivalents, and investments as of July 31, 2021 and 2020 were $1,346.6 million and $1,434.3 million, respectively, and consisted primarily of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $5.2 million and $5.6 million in the market value of our available-for-sale securities as of July 31, 2021 and 2020, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable and intercompany receivables and payables. The movement in foreign currency exchange rates has resulted in a $9.0 million increase in other income (expense), net. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss would be approximately $18.9 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.

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
Our strategic investments in privately held securities are in various classes of equity and convertible debt that may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movements in the total enterprise value of the company in which we are invested. As a result, our investment in a specific company may move by more or less than any change in value of that overall company. In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital.

Item 8.Financial Statements and Supplemental Data

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Guidewire Software, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of revenue related to software licensing arrangements and subscriptions to cloud services with non-standard terms
As discussed in Notes 1 and 2 to the consolidated financial statements, revenue was derived principally from software licensing arrangements, subscriptions to cloud services, and implementation and other professional services. The Company recognized total revenue of $743.3 million for the year ended July 31, 2021. The Company’s software licensing arrangements generally have a two-year initial term and subscriptions to cloud services generally have a three-to five-year term, with a customer option to renew on an annual basis after the initial term. Consideration for software licensing arrangements and subscriptions to cloud services is typically billed in advance on an annual basis over the term.
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
Santa Clara, California
September 24, 2021

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2021	July 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$384,910	$366,969
Short-term investments	734,517	766,527
Accounts receivable, net of allowances of $1,057 and $1,276, respectively	104,068	114,242
Unbilled accounts receivable, net	79,061	49,491
Prepaid expenses and other current assets	52,729	45,989
Total current assets	1,355,285	1,343,218
Long-term investments	227,164	300,771
Unbilled accounts receivable, net	24,361	34,737
Property and equipment, net	80,061	65,235
Operating lease assets	97,447	103,797
Intangible assets, net	19,743	39,708
Goodwill	340,877	340,877
Deferred tax assets, net	138,428	101,565
Other assets	38,479	34,944
TOTAL ASSETS	$2,321,845	$2,364,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,830	$22,634
Accrued employee compensation	102,137	58,547
Deferred revenue, net	138,699	118,311
Other current liabilities	31,648	25,706
Total current liabilities	300,314	225,198
Lease liabilities	115,374	119,408
Convertible senior notes, net	343,825	330,208
Deferred revenue, net	7,237	14,685
Other liabilities	10,201	18,585
Total liabilities	776,951	708,084
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2021 and 2020; 83,194,157 and 83,461,925 shares issued and outstanding as of July 31, 2021 and 2020, respectively	$8	$8
Additional paid-in capital	1,617,204	1,499,050
Accumulated other comprehensive income (loss)	(6,218)	(5,246)
Retained earnings (accumulated deficit)	(66,100)	162,956
Total stockholders’ equity	1,544,894	1,656,768
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,321,845	$2,364,852

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2021	2020	2019
Revenue:
Subscription and support	$252,358	$203,473	$150,474
License	303,792	331,554	320,272
Services	187,117	207,280	248,768
Total revenue	743,267	742,307	719,514
Cost of revenue:
Subscription and support	164,983	117,158	73,597
License	10,569	11,566	7,700
Services	199,502	209,291	243,053
Total cost of revenue	375,054	338,015	324,350
Gross profit:
Subscription and support	87,375	86,315	76,877
License	293,223	319,988	312,572
Services	(12,385)	(2,011)	5,715
Total gross profit	368,213	404,292	395,164
Operating expenses:
Research and development	219,494	200,575	188,541
Sales and marketing	160,544	142,420	130,751
General and administrative	93,759	85,183	74,401
Total operating expenses	473,797	428,178	393,693
Income (loss) from operations	(105,584)	(23,886)	1,471
Interest income	7,395	24,705	30,182
Interest expense	(18,711)	(17,945)	(17,334)
Other income (expense), net	12,619	(7,205)	(1,867)
Income (loss) before provision for (benefit from) income taxes	(104,281)	(24,331)	12,452
Provision for (benefit from) income taxes	(37,774)	2,867	(8,280)
Net income (loss)	$(66,507)	$(27,198)	$20,732
Net income (loss) per share:
Basic	$(0.79)	$(0.33)	$0.25
Diluted	$(0.79)	$(0.33)	$0.25
Shares used in computing net income (loss) per share:
Basic	83,577,375	82,855,392	81,447,998
Diluted	83,577,375	82,855,392	82,681,214

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended July 31,
	2021	2020	2019
Net income (loss)	$(66,507)	$(27,198)	$20,732
Other comprehensive income (loss):
Foreign currency translation adjustments	1,779	518	(1,841)
Unrealized gains (losses) on available-for-sale securities	(4,746)	2,138	2,956
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	872	(669)	(573)
Reclassification adjustment for realized gains (losses) included in net income (loss)	1,123	632	(552)
Total other comprehensive income (loss)	(972)	2,619	(10)
Comprehensive income (loss)	$(67,479)	$(24,579)	$20,722

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2018	80,611,698	$8	$1,296,380	$(7,748)	$124,976	$1,413,616
Net income (loss)	—	—	—	—	20,732	20,732
Issuance of common stock upon exercise of stock options	301,901	—	3,954	—	—	3,954
Issuance of common stock upon vesting of RSUs	1,276,252	—	—	—	—	—
Stock-based compensation	—	—	91,570	—	—	91,570
Cancellation of common stock for Cyence acquisition	(48,968)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(1,841)	—	(1,841)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	2,383	—	2,383
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(552)	—	(552)
Adoption of Accounting Standards Update ("ASU") (Topic 606)	—	—	—	—	44,339	44,339
Balance as of July 31, 2019	82,140,883	$8	$1,391,904	$(7,758)	$190,047	$1,574,201
Net income (loss)	—	—	—	—	(27,198)	(27,198)
Issuance of common stock upon exercise of stock options	132,573	—	4,955	—	—	4,955
Issuance of common stock upon vesting of RSUs	1,188,469	—	—	—	—	—
Stock-based compensation	—	—	102,191	—	—	102,191
Foreign currency translation adjustment	—	—	—	518	—	518
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,469	—	1,469
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	632	—	632
Adoption of ASU 2018-02	—	—	—	(107)	107	—
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768
Net income (loss)	—	—	—	—	(66,507)	(66,507)
Issuance of common stock upon exercise of stock options	53,932		1,932	—	—	1,932
Issuance of common stock upon vesting of RSUs	1,167,291	—	—	—	—	—
Stock-based compensation	—	—	116,222	—	—	116,222
Repurchase and retirement of common stock	(1,488,991)	—	—	—	(162,549)	(162,549)
Foreign currency translation adjustment	—	—	—	1,779	—	1,779
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(3,874)	—	(3,874)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	1,123	—	1,123
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(66,507)	$(27,198)	$20,732
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,955	42,641	39,953
Amortization of debt discount and issuance costs	13,617	12,886	12,194
Amortization of contract costs	11,442	9,892	5,515
Stock-based compensation	115,009	101,817	91,516
Changes to allowance for credit losses and revenue reserves	226	367	670
Deferred income tax	(35,789)	(11,859)	(13,998)
Amortization of premium (accretion of discount) on available-for-sale securities, net	6,567	(1,882)	(7,757)
Changes in fair value of strategic investments	—	10,672	—
Other non-cash items affecting net income (loss)	863	739	189
Changes in operating assets and liabilities:
Accounts receivable	10,820	23,878	(15,057)
Unbilled accounts receivable	(19,194)	(38,125)	(17,341)
Prepaid expenses and other assets	(16,764)	(18,564)	(21,766)
Operating lease assets	6,350	(10,784)	—
Accounts payable	3,627	(1,209)	(5,521)
Accrued employee compensation	41,526	(15,624)	13,825
Deferred revenue	12,940	1,165	(9,628)
Lease liabilities	(3,346)	18,678	—
Other liabilities	(6,755)	15,576	22,600
Net cash provided by (used in) operating activities	111,587	113,066	116,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(1,033,095)	(1,280,755)	(1,209,312)
Sales of available-for-sale securities	123,234	134,050	77,204
Maturities of available-for-sale securities	1,005,290	1,168,720	879,532
Purchases of property and equipment	(19,008)	(21,377)	(44,921)
Capitalized cloud software development costs	(9,846)	(4,283)	(3,936)
Acquisition of strategic investments	(2,384)	(2,156)	—
Net cash provided by (used in) investing activities	64,191	(5,801)	(301,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,932	4,955	3,954
Repurchase and retirement of common stock	(161,319)	—	—
Net cash provided by (used in) financing activities	(159,387)	4,955	3,954
Effect of foreign exchange rate changes on cash and cash equivalents	1,550	648	(1,686)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,941	112,868	(183,039)
CASH AND CASH EQUIVALENTS—Beginning of period	366,969	254,101	437,140
CASH AND CASH EQUIVALENTS—End of period	$384,910	$366,969	$254,101
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,000	$5,036
Cash paid for income taxes, net of tax refunds	$4,155	$4,888	$4,557
Accruals for purchase of property and equipment	$1,676	$343	$10,763
Accruals for capitalized cloud software development costs	$845	$406	$298
Accrual for shares repurchased	$1,230	$—	$—

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies and Estimates

Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which combines core operations, digital engagement, analytics, and artificial intelligence (“AI”) applications. The Company’s technology platform supports core insurance operations, including underwriting and policy administration, claim management and billing; insights into data that can improve business decision making; and digital sales, service and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.

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

Reclassification
Beginning with the Annual Report on Form 10-K for fiscal year 2020, the Company changed the presentation in the consolidated statements of operations for revenue and cost of revenue to include subtotals for “subscription and support,” “license,” and “services.” The Company's previous presentation included subtotals for “license and subscription,” “maintenance” (now referred to as “support”), and “services”. Accordingly, fiscal year 2019 amounts have been reclassified to conform to the current period presentation in the Company's consolidated financial statements. Additionally, certain prior period amounts within operating activities in the consolidated statements of cash flows have been reclassified to conform to the current period presentation.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Significant items subject to such estimates include, but are not limited to, revenue recognition, the useful lives of property and equipment and intangible assets, accounts receivable allowances, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, fair value of convertible senior notes and investments, valuation of goodwill and intangible assets, fair value of acquired assets and assumed liabilities, software development costs to be capitalized, leases, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates.

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

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. Investments are recorded at fair value with unrealized holding gains and losses, net of taxes, generally included in accumulated other comprehensive income (loss). Unrealized losses related to the credit worthiness of an investment, if any, are recorded in other income (expense), net on the consolidated statements of operations.
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

Software Development Costs
Certain development costs related to software delivered to customers (“self-managed software”) incurred subsequent to the establishment of technological feasibility are subject to capitalization and amortized over the estimated lives of the related services or products. Technological feasibility is established upon completion of a working model. Costs incurred subsequent to the establishment of technological feasibility have not been material and, therefore, all software development costs related to self-managed software have been charged to research and development expense in the accompanying consolidated statements of operations as incurred.
The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with cloud software development projects. The Company begins to capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use which is typically once the technology applications are available for general release, capitalized costs are amortized to cost of revenue over the estimated useful lives of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense in the Company’s consolidated statements of operations. Capitalized software development costs are recorded in property and equipment in the Company’s consolidated balance sheets.

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
No customer individually accounted for 10% or more of the Company’s revenue for the years ended July 31, 2021, 2020, and 2019. As of July 31, 2021 and July 31, 2020, no customer accounted for 10% or more of the Company’s total accounts receivable.
Accounts Receivable and Allowances

    Accounts receivable are recorded at invoiced amounts and do not bear interest. While the Company does not require collateral, the Company performs ongoing credit evaluations of its customers. The Company maintains an allowance for credit losses based upon the expected collectability of its accounts receivable. The expectation of collectability is based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Credit losses are recorded in general and administrative expense while billing and other revenue adjustments are recorded against the corresponding revenue financial statement line item in the consolidated statements of operations.
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from subscriptions to its cloud services, licensing arrangements for its software, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products.
The Company applies the following framework to recognize revenue:
Identification of the contract, or contracts, with the customer
The Company considers the terms and conditions of written contracts and its customary business practices in identifying its contracts. The Company determines it has a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the services and products to be transferred, the Company can identify the payment terms for the services and products, the Company has determined that the customer has the ability and intent to pay, and the contract has commercial substance. In general, contract terms will be reflected in a written document that is signed by both parties. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract. The Company also evaluates the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
Contracts may be modified to account for changes in contract scope or price. The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications for services and products that are distinct from the existing contract and are priced commensurate with their standalone selling price are treated as separate contracts, and are accounted for prospectively. Contract modifications for services and products that are distinct but are not priced commensurate with their standalone selling price or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, recognized revenue may be adjusted.
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
The Company elected the practical expedient to evaluate whether a significant financing component exists when the contract term is greater than one year and the timing of revenue recognition occurs in advance of invoicing. This timing difference occurs when control of the software license is transferred at a point in time, usually at the contract onset, but the customer payments occur over time. A significant financing component generally does not exist under the Company’s standard contracting and billing practices. For example, the Company’s typical time-based licenses have a two-year initial term with the final payment due at the end of the first year and the Company’s typical subscription services are generally billed in advance of providing the services.
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services, or training services. Additionally, as customers enter into subscription agreements to migrate from an existing term license agreement, customers may be under contract for self-managed licenses and support, in addition to subscription services, for a period of time, which may require an allocation of the transaction price to each performance obligation. Some of the Company’s performance obligations, such as support, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.
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
Revenue from subscription arrangements is recognized ratably over the subscription period using a time-based measure of progress as customers receive the benefits from their subscriptions over the contractually agreed-upon term. The Company’s subscription arrangements are generally three to five years in duration. Consideration for subscription arrangements is typically billed in advance on an annual basis over the contract period.
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
Balance Sheet Presentation
Contracts with customers are reflected in the consolidated balance sheets as follows:
•Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of the allowances as part of current assets in the consolidated balance sheets.
•Unbilled accounts receivable, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of self-managed software licenses to customers up-front, but invoices customers annually over the term of the license. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the consolidated balance sheets and the anticipated due date of the underlying receivables. Unbilled accounts receivable is evaluated for credit losses based upon the expected collectibility of future accounts receivable, customer payment history, global economic conditions, and ongoing credit evaluations of customers. Unbilled accounts receivable is presented net of allowance for credit losses, if applicable, in the consolidated balance sheets. This balance represents contract assets.

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
Warranties
The Company generally provides a warranty for its software services and products to its customers for periods ranging from three to twelve months. The Company’s software products are generally warranted to be free of defects in materials and workmanship under normal use and to substantially perform as described in published documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer’s remedy is generally limited to a refund of the fees paid for the non-conforming product or services. Warranty expense has been insignificant to date.
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the years ended July 31, 2021, 2020, and 2019.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. To date, the Company has granted or assumed stock options, restricted stock awards (“RSAs”), time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and restricted stock units that may be earned subject to the Company’s total shareholder return ranking relative to the software companies in the S&P Software and Services Select Industry Index (“S&P Index”) over a specified performance period or periods, service periods and, in select cases, subject to certain performance conditions (“TSR PSUs”). RSAs, RSUs, PSUs, and TSR PSUs are collectively referred to as “Stock Awards.”
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
Recently Adopted Accounting Pronouncements

Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires implementation costs incurred in cloud computing arrangements to be deferred and recognized over the term of the arrangement if those costs would be capitalized in a software licensing arrangement under the internal-use software guidance in ASC

350-40. On August 1, 2020 the Company adopted this ASU prospectively. The adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13 (ASU 2016-13), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. On August 1, 2020, the Company adopted this ASU using the modified retrospective method. The adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. The standard will be effective for the Company beginning August 1, 2022. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements but believes that it will negatively impact its earnings per share calculations.
Other Accounting Pronouncements
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.

2.Revenue

Disaggregation of Revenue
Revenue by license or service type is as follows (in thousands):

	Fiscal years ended July 31,
	2021	2020	2019
Subscription and Support
Subscription	168,649	119,658	65,050
Support	83,709	83,815	85,424
License
Term license	303,309	328,489	318,142
Perpetual license	483	3,065	2,130
Services	187,117	207,280	248,768
Total revenue	$743,267	$742,307	$719,514
Revenue by revenue type and by geography is as follows (in thousands):

	Fiscal year ended July 31, 2021
	Subscription and support	License	Services	Total

United States	$167,920	$180,742	$123,498	$472,160
Canada	35,465	26,214	13,464	75,143
Other Americas	4,234	4,651	5,307	14,192
Total Americas	207,619	211,607	142,269	561,495
United Kingdom	6,911	21,032	4,333	32,276
Other EMEA	20,449	39,553	29,574	89,576
Total EMEA	27,360	60,585	33,907	121,852
Total APAC	17,379	31,600	10,941	59,920
Total revenue	252,358	303,792	187,117	743,267

	Fiscal year ended July 31, 2020
	Subscription and support	License	Services	Total

United States	$139,059	$174,183	$149,297	$462,539
Canada	18,216	36,184	4,595	58,995
Other Americas	4,454	6,374	7,780	18,608
Total Americas	161,729	216,741	161,672	540,142
United Kingdom	6,942	36,185	5,397	48,524
Other EMEA	19,544	43,988	26,389	89,921
Total EMEA	26,486	80,173	31,786	138,445
Total APAC	15,258	34,640	13,822	63,720
Total revenue	203,473	331,554	207,280	742,307

	Fiscal year ended July 31, 2019
	Subscription and support	License	Services	Total

United States	$100,136	$179,726	$166,724	$446,586
Canada	11,171	26,329	9,469	46,969
Other Americas	4,450	6,576	7,092	18,118
Total Americas	115,757	212,631	183,285	511,673
United Kingdom	6,844	21,648	11,504	39,996
Other EMEA	12,118	47,119	37,153	96,390
Total EMEA	18,962	68,767	48,657	136,386
Total APAC	15,755	38,874	16,826	71,455
Total revenue	150,474	320,272	248,768	719,514
No country or region other than those listed above accounted for more than 10% of revenue during the years ended July 31, 2021, 2020, and 2019.
Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the consolidated balance sheets as follows (in thousands):

	July 31, 2021	July 31, 2020
Unbilled accounts receivable, net	103,422	84,228
Contract costs, net	42,235	34,809
Deferred revenue, net	145,936	132,996

Unbilled accounts receivable
The unbilled accounts receivable, net is primarily impacted by new term license deals and multi-year term license renewals, less any current year billings, of approximately $11 million and, to a lesser extent, cloud subscription orders with ramped billing schedules of approximately $8 million. Revenue from these arrangements is recognized prior to billing. Arrangements are generally billed on an annual basis over the contract term which generally ranges from two to five years.
As of July 31, 2021 and 2020, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $13.4 million and $9.6 million is included in prepaid and other current assets on the Company’s consolidated balance sheets as of July 31, 2021 and 2020, respectively. The non-current portion of contract costs of $28.9 million and $25.2 million is included in other assets on the Company’s consolidated balance sheets as of July 31, 2021 and 2020. The Company amortized $11.4 million and $9.9 million of contract costs during the fiscal year ended July 31, 2021 and 2020, respectively.
Deferred revenue
During the fiscal year ended July 31, 2021, the Company recognized revenue of $116.2 million related to the Company’s deferred revenue balance reported as of July 31, 2020.
Performance Obligations
The aggregate amount of consideration allocated to performance obligations either not satisfied or partially satisfied, was approximately $844.0 million as of July 31, 2021. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations calculations as these arrangements can be cancelled at any time.

3. Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$85,165	$15	$—	$85,180
Commercial paper	389,837	—	—	389,837
Corporate bonds	371,374	623	(37)	371,960
U.S. Government bonds	64,401	62	(1)	64,462
Asset-backed securities	47,925	29	(7)	47,947
Foreign government bonds	33,177	10	(2)	33,185
Municipal bonds	1,685	—	—	1,685
Certificates of deposit	82,250	—	—	82,250
Money market funds	125,118	—	—	125,118
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,201,932	$739	$(47)	$1,202,624
*At original cost

	July 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$242,153	$202	$(81)	$242,274
Commercial paper	222,578	—	—	222,578
Corporate bonds	474,646	3,448	(38)	478,056
U.S. Government bonds	68,332	476	—	68,808
Asset-backed securities	58,564	306	—	58,870
Certificates of deposit	56,296	—	—	56,296
Money market funds	231,063	—	—	231,063
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,354,632	$4,432	$(119)	$1,358,945
*At original cost

The Company does not consider any portion of the unrealized losses at July 31, 2021 to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	July 31, 2021
	Less Than 12 Months	12 months or greater	Total
U.S. Government agency securities	$69,183	$15,997	$85,180
Commercial paper	389,837	—	389,837
Corporate bonds	225,384	146,576	371,960
U.S. Government bonds	45,320	19,142	64,462
Asset-backed securities	9,035	38,912	47,947
Foreign government bonds	28,353	4,832	33,185
Municipal bonds	1,480	205	1,685
Certificates of deposit	80,750	1,500	82,250
Money market funds	125,118	—	125,118
Strategic convertible debt investment	1,000	—	1,000
Total	$975,460	$227,164	$1,202,624
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

Available-for-sale investments

The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$115,825	$—	$115,825
Money market funds	125,118	—	—	125,118
Total cash equivalents	125,118	115,825	—	240,943
Short-term investments:
U.S. Government agency securities	—	69,183	—	69,183
Commercial paper	—	274,012	—	274,012
Corporate bonds	—	225,384	—	225,384
U.S. Government bonds	—	45,320	—	45,320
Asset-backed securities	—	9,036	—	9,036
Foreign government bonds	—	28,353	—	28,353
Municipal bonds	—	1,480	—	1,480
Certificates of deposit	—	80,750	—	80,750
Strategic convertible debt investment	—	—	1,000	1,000
Total short-term investments	—	733,518	1,000	734,518
Long-term investments:
U.S. Government agency securities	—	15,997	—	15,997
Corporate bonds	—	146,576	—	146,576
U.S. Government bonds	—	19,142	—	19,142
Asset-backed securities	—	38,911	—	38,911
Foreign government bonds	—	4,832	—	4,832
Municipal bonds	—	205	—	205
Certificates of deposit	—	1,500	—	1,500
Total long-term investments	—	227,163	—	227,163
Total	$125,118	$1,076,506	$1,000	$1,202,624

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$60,584	$—	$60,584
Money market funds	231,063	—	—	231,063
Total cash equivalents	231,063	60,584	—	$291,647
Short-term investments:
U.S. Government agency securities	—	110,089	—	110,089
Commercial paper	—	161,994	—	161,994
Corporate bonds	—	358,175	—	358,175
U.S. Government bonds	—	63,773	—	63,773
Asset-backed securities	—	25,448	—	25,448
Certificates of deposit	—	47,048	—	47,048
Total short-term investments	—	766,527	—	766,527
Long-term investments:
U.S. Government agency securities	—	132,185	—	132,185
Corporate bonds	—	119,881	—	119,881
U.S. Government bonds	—	5,035	—	5,035
Asset-backed securities	—	33,422	—	33,422
Certificates of deposit	—	9,248	—	9,248
Strategic convertible debt investment	—	—	1,000	1,000
Total long-term investments	—	299,771	1,000	300,771
Total	$231,063	$1,126,882	$1,000	$1,358,945

Convertible Senior Notes

    The fair value of the Convertible Senior Notes was $452.0 million and $480.0 million at July 31, 2021 and 2020, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6.
4. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	July 31, 2021	July 31, 2020
Accounts receivable	$105,125	$115,518
Allowance for credit losses and revenue reserves	(1,057)	(1,276)
Accounts receivable, net	$104,068	$114,242
Allowance for Credit Losses and Revenue Reserves
Changes to the allowance for credit losses and revenue reserves consists of the following (in thousands):

Balance as of July 31, 2020	$1,276
Net changes to credit losses	—
Net changes to revenue reserves	226
Write-offs, net	(445)
Balance as of July 31, 2021	$1,057
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2021	July 31, 2020
Prepaid expenses	$20,330	$16,969
Contract costs	13,365	9,588
Deferred costs	9,247	8,399
Deposits and other receivables	9,787	11,033
Prepaid expenses and other current assets	$52,729	$45,989
Property and Equipment, net
Property and equipment consist of the following (in thousands):

	July 31, 2021	July 31, 2020
Computer hardware	$19,256	$16,791
Purchased software	6,002	5,445
Capitalized software development costs	24,025	11,620
Equipment and machinery	12,214	11,438
Furniture and fixtures	11,482	9,792
Leasehold improvements	57,960	46,165
Total property and equipment	130,939	101,251
Less accumulated depreciation	(50,878)	(36,016)
Property and equipment, net	$80,061	$65,235
As of July 31, 2021 and 2020, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $14.0 million, $14.5 million and $9.7 million for the fiscal years ended July 31, 2021, 2020, and 2019, respectively.
The Company recognized amortization of capitalized software development costs in cost of subscription and support revenue on the consolidated statements of operations of $3.4 million, $1.4 million and $1.0 million during the fiscal years ended July 31, 2021, 2020, and 2019 respectively.

Goodwill and Intangible Assets
There was no change to the carrying amount of goodwill of $340.9 million for fiscal years ending July 31, 2021 and 2020 respectively.
The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		July 31, 2021			July 31, 2020
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Acquired technology	1.2	$93,600	$86,367	7,233	$93,600	$73,191	$20,409
Customer contracts and related relationships	3.3	35,700	24,432	11,268	35,700	18,500	17,200
Partner relationships	3.7	200	119	81	200	96	104
Trademarks	3.3	2,500	1,339	1,161	2,500	982	1,518
Order backlog	0.0	8,700	8,700	—	8,700	8,223	477
Total	2.5	$140,700	$120,957	$19,743	$140,700	$100,992	$39,708
Amortization expense was $20.0 million, $26.8 million, and $29.1 million during the years ended July 31, 2021, 2020, and 2019, respectively. The future amortization expense for existing intangible assets as of July 31, 2021, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2022	11,143
2023	3,799
2024	2,379
2025	1,938
2026	484
Thereafter	—
Total future amortization expense	$19,743
Other Assets
Other assets consist of the following (in thousands):

	July 31, 2021	July 31, 2020
Prepaid expenses	$3,276	$2,830
Contract costs	28,870	25,221
Deferred costs	2,777	5,729
Strategic equity investments	3,556	1,164
Other assets	$38,479	$34,944
The Company’s other assets include strategic investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. The Company invested $2.4 million and $1.2 million in new strategic equity investments during the fiscal year ended July 31, 2021 and 2020, respectively. No impairment charges were recognized during the fiscal year ended July 31, 2021 while an impairment charge of $10.7 million was recognized during the fiscal year ended July 31, 2020 primarily due to liquidity constraints in the economic environment that limited the investee’s ability to raise funds.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	July 31, 2021	July 31, 2020
Bonus	$48,414	$20,188
Commission	11,271	7,201
Vacation	23,803	20,637
Salaries, payroll taxes, and benefits	18,649	10,521
Accrued employee compensation	$102,137	$58,547
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	July 31, 2021	July 31, 2020
Lease liabilities	$11,624	$10,936
Accrued royalties	7,525	6,651
Accrued taxes	6,796	3,817
Other	5,703	4,302
Other current liabilities	$31,648	$25,706

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years ended July 31, 2021, 2020, and 2019 (in thousands, except share and per share amounts):

	Fiscal years ended July 31,
	2021	2020	2019
Numerator:
Net income (loss)	$(66,507)	$(27,198)	$20,732
Net income (loss) per share:
Basic	$(0.79)	$(0.33)	$0.25
Diluted	$(0.79)	$(0.33)	$0.25
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	83,577,375	82,855,392	81,447,998
Weighted average effect of dilutive stock options	—	—	229,035
Weighted average effect of dilutive stock awards	—	—	1,004,181
Diluted	83,577,375	82,855,392	82,681,214
The following weighted shares outstanding of potential common stock were excluded from the computation of diluted income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Fiscal years ended July 31,
	2021	2020	2019
Stock options	37,980	161,410	—
Stock awards	2,737,597	2,559,214	44,196
Convertible senior notes	52,430	—	—
Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share of common stock when the average market price of the Company’s common stock for a given quarterly period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. In fiscal year 2021, the average market price of the Company’s common stock exceeded the conversion price only in the second quarter.

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

The Convertible Senior Notes are unsecured obligations of the Company and interest is payable semi-annually in arrears at a rate of 1.25% per year, on March 15th and September 15th of each year. The Convertible Senior Notes will mature on March 15, 2025 unless repurchased, redeemed, or converted prior to such date. Prior to the close of business on the business day immediately preceding October 15, 2024, the Convertible Senior Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after October 15, 2024, the Convertible Senior Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Senior Notes will have an initial conversion rate of 8.7912 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $113.75 per share of the Company’s common stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

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

The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	July 31, 2021	July 31, 2020
Principal	$400,000	$400,000
Less unamortized:
Debt discount	50,198	62,508
Debt issuance costs	5,977	7,284
Net carrying amount	$343,825	$330,208

The effective interest rate of the liability is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Fiscal years ended July 31,
	2021	2020	2019
Contractual interest expense	$5,000	$5,000	$5,000
Amortization of debt discount	12,310	11,705	11,131
Amortization of debt issuance costs	1,307	1,181	1,063
Total	$18,617	$17,886	$17,194

Capped Call

In March 2018, the Company paid $37.2 million to purchase capped calls with certain financial institutions pursuant to capped call confirmations (the “Capped Calls”). The Capped Calls have an initial strike price of $113.75 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Senior Notes. The Capped Calls have initial cap prices of $153.13 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 3.5 million shares of common stock. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, tender offer, and a nationalization, insolvency, or delisting involving the Company. Additionally, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including change in law, insolvency filing, and hedging disruptions. The Capped Calls were recorded in the period purchased as a reduction of the Company’s additional paid-in capital in the accompanying consolidated balance sheets.

7. Leases

The Company’s lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring through fiscal year 2032. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.

Components of operating lease costs were as follows (in thousands):

	Fiscal years ended July 31,
	2021	2020
Operating lease cost (1)	$17,614	$15,275
Variable lease cost	5,017	5,821
Sublease income	(1,587)	(1,430)
Net operating lease cost	$21,044	$19,666
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $1.0 million and $0.9 million for the fiscal years ended July 31, 2021 and 2020, respectively.

Lease expense for all worldwide facilities and equipment based on the previous lease accounting standards, which was recognized on a straight-line basis over the terms of the various leases, was $15.5 million in fiscal year 2019.

Future operating lease payments as of July 31, 2021 were as follows (in thousands):

Fiscal year ending July 31,
2022	$16,704
2023	16,679
2024	16,575
2025	16,943
2026	17,163
Thereafter	68,481
Total future lease payments	152,545
Less imputed interest	(25,547)
Total lease liability balance	$126,998

Supplemental information related to operating leases was as follows (in thousands, except for lease term and discount rate):

	As of July 31,
	2021	2020
Operating lease assets	$97,447	$103,797

Current portion of lease liabilities	11,624	10,936
Non-current portion of lease liabilities	115,374	119,408
Total lease liabilities	$126,998	$130,344

Weighted average remaining lease term (years)	8.74	9.27
Weighted average discount rate	4.20%	4.34%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Fiscal years ended July 31,
	2021	2020
Cash payments for operating leases	$17,837	$9,584
Operating lease assets obtained in exchange for operating lease liabilities	$6,503	$23,032

8. Commitments and Contingencies
The Company’s contractual obligations and commitments as of July 31, 2021 are as follows (in thousands):

	Lease Obligations(1)	Royalty Obligations(2)	Purchase Commitments(3)	Long Term Debt(4)	Total
Fiscal Year Ending July 31,
2022	$16,704	$3,479	$90,476	$5,000	$115,659
2023	16,679	766	58,545	5,000	80,990
2024	16,575	—	36,383	5,000	57,958
2025	16,943	—	5,655	405,000	427,598
2026	17,163	—	118	—	17,281
Thereafter	68,481	—	—	—	68,481
Total	$152,545	$4,245	$191,177	$420,000	$767,967

(1) Lease obligations primarily represent payments required under the Company’s non-cancellable lease agreements for the Company’s corporate headquarters and worldwide offices through 2032.
(2) Royalty obligations primarily represent the Company’s obligations under non-cancellable agreements related to software used in certain revenue-generating agreements.
(3) Purchase commitments consisted of commitments to purchase goods and services, entered into in the ordinary course of business, for which a penalty could be imposed if the agreement was cancelled for any reason other than an event of default as described by the agreement.
(4) Long-term debt consists of principal and interest payments on the Company’s Convertible Senior Notes. The $400 million in principal will be due in March 2025.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of July 31, 2021 and 2020, respectively. The Company has not accrued for estimated losses in the accompanying consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
Indemnification
The Company sells software licenses and services to its customers under Software License Agreements (“SLA”) and Software Subscription Agreements (“SSA”). SLAs and SSAs contain the terms of the contractual arrangement with the customer and generally include certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party. SLAs and SSAs also generally indemnify the customer against judgements, settlements, fines, penalties, costs, and expenses resulting from a claim (“Losses”) against the customer in the event the Company’s software is found to infringe upon such third-party rights.
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of July 31, 2021 and 2020. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
9. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to options and Stock Awards is included in the Company’s consolidated statements of operations as follows (in thousands):

	Fiscal years ended July 31,
	2021	2020	2019
Stock-based compensation expense	$116,222	$102,191	$91,570
Net impact of deferred stock-based compensation	(1,213)	(374)	(54)
Total stock-based compensation expense	$115,009	$101,817	$91,516

Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$11,231	$7,575	$4,659
Cost of license revenue	770	769	173
Cost of services revenue	21,809	20,816	22,782
Research and development	29,524	26,324	23,420
Sales and marketing	25,820	21,260	19,245
General and administrative	25,855	25,073	21,237
Total stock-based compensation expense	115,009	101,817	91,516
Tax benefit from stock-based compensation	31,891	28,360	29,159
Total stock-based compensation, net of tax effect	$83,118	$73,457	$62,357

Total unrecognized stock-based compensation expense as of July 31, 2021 related to Stock Awards is $220.3 million, that will be recognized over a weighted averaged period of 2.4 years.

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2018	2,932,155	$69.43	$252,752
Granted	1,238,700	$100.01
Released	(1,398,676)	$69.20	$133,050
Canceled	(387,506)	$75.16
Balance as of July 31, 2019	2,384,673	$85.20	$243,427
Granted	1,587,664	$106.65
Released	(1,217,337)	$82.73	$121,915
Canceled	(309,302)	$87.25
Balance as of July 31, 2020	2,445,698	$99.34	$287,761
Granted	1,429,325	$111.22
Released	(1,167,291)	$96.83	$131,188
Canceled	(312,764)	$103.22
Balance as of July 31, 2021	2,394,968	$107.15	$275,900
Expected to vest as of July 31, 2021	2,394,968	$107.15	$275,900

(1)    Aggregate intrinsic value at each fiscal year end represents the total market value of Stock Awards at the Company’s closing stock price of $115.20, $117.66, and $102.08 on July 31, 2021, 2020, and 2019, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at their respective date of release.

Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. PSUs awarded in September 2020 will vest over three years with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year. The TSR PSUs are subject to total shareholder return rankings of the Company’s common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. The Company recognized stock-based compensation related to these performance-based and market-based stock awards of $13.9 million, $13.1 million, and $19.1 million in fiscal years 2021, 2020, and 2019, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Balance as of July 31, 2018	537,064	$21.45	4.3	$34,774
Granted	—	$—
Exercised	(301,901)	$13.11		$24,731
Canceled	(18,436)	$9.43
Balance as of July 31, 2019	216,727	$34.10	5.2	$14,733
Granted	—	$—
Exercised	(132,573)	$37.37		$8,917
Canceled	(3,822)	$10.99
Balance as of July 31, 2020	80,332	$29.80	5.2	$7,058
Granted	—
Exercised	(53,932)	$36.00		$3,986
Canceled	(1,122)	$11.24
Balance as of July 31, 2021	25,278	$17.39	5.0	$2,472
Vested and expected to vest as of July 31, 2021	25,278	$17.39	5.0	$2,472
Exercisable as of July 31, 2021	25,278	$17.39	5.0	$2,472
(1)Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $115.20, $117.66, and $102.08 on July 31, 2021, 2020, and 2019, respectively, and the exercise price of the option. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Valuation of Awards

    TSR PSUs

The fair values of the TSR PSUs is estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Fiscal years ended July 31,
	2021	2020	2019
Expected term (in years)	*	2.90	2.88
Risk-free interest rate	*	1.46%	2.79%
Expected volatility of the Company	*	28.4%	27.2%
Average expected volatility of the peer companies in the S&P Index	*	37.0%	33%
Expected dividend yield	*	—%	—%
*There were no TSR PSUs granted during fiscal year 2021.

The number of TSR PSUs that may ultimately vest will vary based on the performance of the Company’s common stock relative to the shareholder return of the software companies in the S&P Index for a specified period or periods. The Monte Carlo methodology incorporates into the valuation all possible outcomes, including that the Company’s relative performance may result in no shares vesting. As a result, stock-based compensation expense is recognized regardless of the Company’s ultimate achievement of the plan’s metrics. The expense will be reversed only in the event that a grantee is terminated prior to satisfying the requisite service period.
Common Stock Reserved for Issuance
As of July 31, 2021 and 2020, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,194,157 and 83,461,925 shares of common stock were issued and outstanding, respectively. As of July 31, 2021 and 2020, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2021	July 31, 2020
Exercise of stock options to purchase common stock	25,278	80,332
Vesting of stock awards	2,394,968	2,445,698
Shares available under stock plans	5,014,069	23,460,234
Total common stock reserved for issuance	7,434,315	25,986,264
Equity Incentive Plans
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
During the fiscal year ended July 31, 2021, the Company repurchased 1,488,991 shares of common stock at an average price of $109.17 per share, for an aggregate purchase price of $162.5 million. As of July 31, 2021, $37.5 million remained available for future repurchases.

10. Income Taxes

The Company recognized an income tax benefit of $37.8 million for fiscal year 2021 compared to an income tax provision of $2.9 million for fiscal year 2020. The increase in our income tax benefit for fiscal year 2021 was primarily due to an increase in pre-tax net loss, the release of a reserve for an uncertain tax position, and the impact related to the tax status change of certain foreign subsidiaries for U.S. tax purposes, partially offset by an increase in the valuation allowance.

The effective tax rate of 36% for fiscal year 2021, differs from the statutory U.S. Federal income tax rate of 21% mainly due to permanent differences for stock-based compensation, including excess tax benefits, the release of a reserve for an uncertain tax position, research and development credits, the tax status change of certain foreign subsidiaries, change in valuation allowance, and certain non-deductible expenses including executive compensation limitation.

The Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	Fiscal years ended July 31,
	2021	2020	2019
Domestic	$(114,687)	$(34,121)	$(1,778)
International	10,406	9,790	14,230
Income (loss) before provision for (benefit from) income taxes	$(104,281)	$(24,331)	$12,452

The provision for income taxes consisted of the following (in thousands):

	Fiscal years ended July 31,
	2021	2020	2019
Current:
U.S. Federal	$(5,605)	$13,077	$3,297
State	299	178	48
Foreign	3,290	1,539	1,859
Total current	(2,016)	14,794	5,204
Deferred:
U.S. Federal	(31,174)	(10,125)	(13,683)
State	(4,472)	(1,357)	(989)
Foreign	(112)	(445)	1,188
Total deferred	(35,758)	(11,927)	(13,484)
Total provision for (benefit from) income taxes	$(37,774)	$2,867	$(8,280)

Differences between income taxes calculated using the statutory federal income tax rate of 21% in the fiscal years ended July 31, 2021, 2020, and 2019, and the provision for income taxes are as follows (in thousands):

	Fiscal years ended July 31,
	2021	2020	2019
Statutory federal income tax	$(21,899)	$(5,109)	$2,617
State taxes, net of federal benefit	(4,173)	(1,179)	(939)
Share-based compensation	(3,247)	(2,971)	(8,013)
Non-deductible officers' compensation	3,682	3,634	3,938
Foreign income taxed at different rates	(854)	(235)	203
Research tax credits	(5,377)	(4,905)	(6,943)
Base erosion and anti-abuse tax	(7,702)	11,381	—
Tax status change of certain foreign subsidiaries	(1,830)	—	—
Permanent differences and others	495	829	918
Change in valuation allowance	3,131	1,422	(61)
Total provision for (benefit from) income taxes	$(37,774)	$2,867	$(8,280)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	As of July 31,
	2021	2020
Accruals and reserves	$15,773	$5,831
Stock-based compensation	7,133	6,606
Deferred revenue	3,527	5,553
Capitalized R&D	8,377	4,996
Lease liabilities	30,832	24,946
Net operating loss carryforwards	73,243	53,322
Tax credits	97,113	85,048
Total deferred tax assets	235,998	186,302
Less valuation allowance	44,797	37,188
Net deferred tax assets	191,201	149,114
Less deferred tax liabilities:
Intangible assets	4,109	4,381
Operating lease assets	23,343	18,774
Property and equipment	7,661	8,274
Convertible debt	7,028	8,696
Unremitted foreign earnings	554	354
Capitalized commissions	10,078	7,070
Total deferred tax liabilities	52,773	47,549
Deferred tax assets, net	138,428	101,565
Less foreign deferred tax liabilities	1,045	904
Total net deferred tax assets	137,383	100,661
The Company considered both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and differences between prior book and tax profits/losses, and determined that a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $44.8 million and $37.2 million remained as of July 31, 2021 and 2020, respectively, primarily related to California and Federal deferred tax assets. The increase of $7.6 million in the valuation allowance in the current fiscal year relates primarily to net operating losses and income tax credits in certain tax jurisdictions for which no tax benefit is expected to be recognized.
As of July 31, 2021, the Company had U.S. Federal, California, and other states net operating loss (“NOL”) carryforwards of $282.2 million, $61.6 million and $144.0 million, respectively. The U.S. Federal and California NOL carryforwards will start to expire in 2029 and 2023, respectively.
As of July 31, 2021, the Company had research and development tax credits (“R&D credit”) carryforwards of the following (in thousands):

U.S. Federal	$52,306
California	43,748
Total R&D credit carryforwards	$96,054

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

As of July 31, 2021, the Company has recorded a provisional estimate for foreign withholding taxes on undistributed earnings from foreign subsidiaries of $0.6 million. The Company may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Unrecognized Tax Benefits
Activity related to unrecognized tax benefits is as follows (in thousands):

	Fiscal years ended July 31,
	2021	2020	2019
Unrecognized tax benefits - beginning of period	$23,690	$11,633	$10,321
Gross increases - prior period tax positions	65	3,401	98
Gross decreases - prior period tax positions	(7,769)	(147)	(88)
Gross increases - current period tax positions	1,152	8,803	1,302
Unrecognized tax benefits - end of period	$17,138	$23,690	$11,633
During the year ended July 31, 2021, the Company’s unrecognized tax benefits decreased by $6.6 million. As of July 31, 2021, the Company had unrecognized tax benefits of $10.9 million that, if recognized, would affect the Company’s effective tax rate as certain unrecognized tax benefits have a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. As of July 31, 2021, the accrued interest and penalties related to unrecognized tax benefits was immaterial.
The Company, or one of its subsidiaries, files income taxes in the U.S. Federal jurisdiction and various state and foreign jurisdictions. If the Company utilizes NOL carryforwards or tax credits in future years, the U.S. Federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2021.
The Company received an immaterial proposed assessment from the California Franchise Tax Board for the state income tax returns filed for fiscal years 2018 and 2017. The Company is currently reviewing this proposed assessment and may appeal. Any impact on the consolidated financial statements related to the assessment will be recorded in the quarter when the Company concludes the examination.

11. Defined Contribution and Other Post-Retirement Plans
The Company’s employee savings and retirement plan in the United States is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and various investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $5,000 per participant per calendar year. Certain of the Company’s foreign subsidiaries also have defined contribution plans in which a majority of its employees participate and the Company makes matching contributions. The Company’s contributions to its 401(k) and foreign subsidiaries’ plans were $11.8 million, $10.7 million, and $9.9 million for the fiscal years ended July 31, 2021, 2020, and 2019, respectively.

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

The Company’s long-lived assets for this disclosure is defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region is as follows (in thousands):

	July 31, 2021	July 31, 2020
Americas	$143,736	$137,665
EMEA	32,171	28,783
APAC	1,601	2,584
Total	$177,508	$169,032

13. Subsequent Events
On August 18, 2021, the Company completed an acquisition for net cash consideration of approximately $51 million, subject to customary transaction adjustments, of which approximately $8 million is subject to service conditions over the next three years. The acquisition will be accounted for as a business combination. The Company has not completed its acquisition accounting for this transaction, and is in the process of evaluating the impact of the business combination on its consolidated financial statements.

Item 9.Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were deemed effective as of July 31, 2021.
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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective, at a reasonable level of assurance, as of July 31, 2021.

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

The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2021, and is incorporated in this report by reference.

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
3. Exhibits

EXHIBIT INDEX
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 5, 2020
3.2	Amended and Restated Bylaws	8-K	3.1	September 14, 2020
4.1	Form of Common Stock certificate of Guidewire Software, Inc.	S-1/A	4.1	January 9, 2012
4.2	Indenture between Guidewire Software, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	4.1	March 13, 2018
4.3	First Supplemental Indenture between Guidewire Software, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	4.2	March 13, 2018
4.4	Form of 1.25% Convertible Senior Note Due March 15, 2025	8-K	4.3	March 13, 2018
4.5	Description of Guidewire Software, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith	—	—
10.1#	Guidewire Software, Inc. 2011 Stock Plan and Forms of Agreements Thereunder	S-1/A	10.5	December 13, 2011
10.2#	Guidewire Software, Inc. Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Stock Plan	10-Q	10.9	December 2, 2015
10.3#	Guidewire Software, Inc. Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (Performance-Based)	10-Q	10.5	March 5, 2020
10.4#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (Global Time-Based)	10-Q	10.2	March 5, 2020
10.5#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (U.S. Time-Based)	10-Q	10.1	March 5, 2020
10.6#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (U.S. Time-Based, Executives)	10-Q	10.3	March 5, 2020
10.7#	Guidewire Software, Inc. Long Term Incentive Plan and Form of Notice and Restricted Stock Unit Award Agreement thereunder	10-Q	10.4	March 5, 2020
10.8#	Guidewire Software, Inc. 2020 Stock Plan	10-Q	10.1	March 5, 2021
10.9#	Guidewire Software, Inc. Senior Executive Incentive Bonus Plan	S-1/A	10.12	December 13, 2011
10.10#	Guidewire Software, Inc. Form of Executive Agreement	10-Q	10.6	March 5, 2020
10.11#	Executive Agreement between Guidewire Software, Inc. and Michael Rosenbaum, dated as of August 3, 2019	8-K	10.1	August 5, 2019
10.12#	First Amendment to Executive Agreement between Guidewire Software, Inc. and Mike Rosenbaum, dated as of November 4, 2020	10-Q	10.1	December 9, 2020
10.13#	Form of Indemnification Agreement for directors and executive officers	S-1/A	10.1	October 28, 2011
10.14	Guidewire Software,, Inc. Form of Capped Call Confirmation	8-K	10.1	March 13, 2018

10.15	Lease Agreement between Bay Meadows Station 2 Investors, LLC and Guidewire Software, Inc. dated as of December 18, 2017	10-K	10.11	September 19, 2018
21.1	Subsidiaries of the Registrant	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith	—	—
101.INS	Inline XBRL Instance Document	Filed herewith	—	—
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith	—	—
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	—	—
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—	—
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	—	—
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith	—	—

#	Indicates management contract or compensatory plan.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 24, 2021

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

Signature	Title	Date

/s/ MIKE ROSENBAUM	Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2021
Mike Rosenbaum

/s/ JEFF COOPER	Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2021
Jeff Cooper

/s/ MARCUS S. RYU	Director (Chairman of the Board)	September 24, 2021
Marcus S. Ryu

/s/ ANDREW BROWN	Director	September 24, 2021
Andrew Brown
/s/ MARGARET DILLON	Director	September 24, 2021
Margaret Dillon

/s/ MICHAEL KELLER	Director	September 24, 2021
Michael Keller

/s/ PAUL LAVIN	Director	September 24, 2021
Paul Lavin

/s/ CATHERINE P. LEGO	Director	September 24, 2021
Catherine P. Lego

/s/ RAJANI RAMANATHAN	Director	September 24, 2021
Rajani Ramanathan