Form 10-Q
period 2021-10-31
Guidewire Software, Inc.
filed 2021-12-03
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On November 30, 2021, the registrant had 83,308,062 shares of common stock issued and outstanding.

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
We do not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date.
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
•our ability to comply with evolving local and foreign data privacy standards, including the General Data Protection Regulation in the European Union (“EU”) and the United Kingdom (U.K.), the California Consumer Privacy Act, the California Privacy Rights Act, and regulations in various other jurisdictions in the United States and abroad, and maintain the security of our customer’s data, our cloud-based services or products, and the related costs and liabilities that we may incur;

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
•the impact of new or revised regulations and laws, including tax laws in jurisdictions in which we operate and accounting standards;
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
•data security breaches of our cloud-based services or products or unauthorized access to our customers’ and employees' data;
•our stock price may be volatile, which could result in securities class action litigation against us;
•our ability to successfully defend litigation brought against us; and
•our ability to satisfy future liquidity requirements.

The summary risk factors described above should be read together with the text of the Risk Factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes thereto, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). Additional risks and uncertainties, beyond those summarized above or discussed elsewhere in this Quarterly Report on Form 10-Q may apply to our business, activities, or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.

_____________

Unless the context requires otherwise, we are referring to Guidewire Software, Inc., together with its subsidiaries, when we use the terms “Guidewire,” the “Company,” “we,” “our,” or “us.”

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2021	July 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$239,620	$384,910
Short-term investments	602,162	734,517
Accounts receivable, net of allowances of $705 and $1,057, respectively	80,407	104,068
Unbilled accounts receivable, net	87,030	79,061
Prepaid expenses and other current assets	71,444	52,729
Total current assets	1,080,663	1,355,285
Long-term investments	297,841	227,164
Unbilled accounts receivable, net	22,642	24,361
Property and equipment, net	82,774	80,061
Operating lease assets	94,568	97,447
Intangible assets, net	31,688	19,743
Goodwill	372,062	340,877
Deferred tax assets, net	153,367	138,428
Other assets	42,742	38,479
TOTAL ASSETS	$2,178,347	$2,321,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,396	$27,830
Accrued employee compensation	38,405	102,137
Deferred revenue, net	110,363	138,699
Other current liabilities	28,001	31,648
Total current liabilities	204,165	300,314
Lease liabilities	112,300	115,374
Convertible senior notes, net	347,349	343,825
Deferred revenue, net	5,893	7,237
Other liabilities	10,257	10,201
Total liabilities	679,964	776,951
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,649,754	1,617,204
Accumulated other comprehensive income (loss)	(7,741)	(6,218)
Retained earnings (accumulated deficit)	(143,638)	(66,100)
Total stockholders’ equity	1,498,383	1,544,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,178,347	$2,321,845

See accompanying Notes to Condensed Consolidated Financial Statements.
3

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended October 31,
	2021	2020
Revenue:
Subscription and support	$78,990	$57,966
License	40,153	65,283
Services	46,791	46,553
Total revenue	165,934	169,802
Cost of revenue:
Subscription and support	50,331	37,006
License	2,339	2,937
Services	50,509	51,024
Total cost of revenue	103,179	90,967
Gross profit:
Subscription and support	28,659	20,960
License	37,814	62,346
Services	(3,718)	(4,471)
Total gross profit	62,755	78,835
Operating expenses:
Research and development	59,926	52,615
Sales and marketing	43,631	36,644
General and administrative	24,575	21,180
Total operating expenses	128,132	110,439
Income (loss) from operations	(65,377)	(31,604)
Interest income	674	2,789
Interest expense	(4,794)	(4,620)
Other income (expense), net	1,183	2,568
Income (loss) before provision for (benefit from) income taxes	(68,314)	(30,867)
Provision for (benefit from) income taxes	(17,038)	(10,677)
Net income (loss)	$(51,276)	$(20,190)
Net income (loss) per share:
Basic	$(0.62)	$(0.24)
Diluted	$(0.62)	$(0.24)
Shares used in computing net income (loss) per share:
Basic	83,225,743	83,613,287
Diluted	83,225,743	83,613,287

See accompanying Notes to Condensed Consolidated Financial Statements.
4

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended October 31,
	2021	2020
Net income (loss)	(51,276)	(20,190)
Other comprehensive income (loss):
Foreign currency translation adjustments	(724)	(694)
Unrealized gains (losses) on available-for-sale securities	(1,118)	(1,839)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	251	359
Reclassification adjustment for realized gains (losses) included in net income (loss)	69	347
Total other comprehensive income (loss)	(1,522)	(1,827)
Comprehensive income (loss)	$(52,798)	$(22,017)

See accompanying Notes to Condensed Consolidated Financial Statements
5

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894
Net income (loss)	—	—	—	—	(51,276)	(51,276)
Issuance of common stock upon exercise of stock options	1,518	—	17	—	—	17
Issuance of common stock upon vesting of RSUs	335,653	—	—	—	—	—
Stock-based compensation	—	—	32,533	—	—	32,533
Repurchase and retirement of common stock	(226,172)	—	—	—	(26,262)	(26,262)
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(868)	—	(868)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	69	—	69
Balance as of October 31, 2021	83,305,156	$8	$1,649,754	$(7,741)	$(143,638)	$1,498,383

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768
Net income (loss)	—	—	—	—	(20,190)	(20,190)
Issuance of common stock upon exercise of stock options	39,169	—	1,716	—	—	1,716
Issuance of common stock upon vesting of RSUs	339,759	—	—	—	—	—
Stock-based compensation	—	—	28,394	—	—	28,394
Repurchase and retirement of common stock	(48,997)	—	—	—	(5,000)	(5,000)
Foreign currency translation adjustment	—	—	—	(694)	—	(694)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,480)	—	(1,480)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	347	—	347
Balance as of October 31, 2020	83,791,856	$8	$1,529,160	$(7,073)	$137,766	$1,659,861
See accompanying Notes to Condensed Consolidated Financial Statements.

6

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,276)	$(20,190)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,434	10,537
Amortization of debt discount and issuance costs	3,524	3,335
Amortization of contract costs	3,001	2,154
Stock-based compensation	32,240	28,084
Changes to allowance for credit losses and revenue reserves	35	(43)
Deferred income tax	(17,551)	(11,827)
Amortization of premium (accretion of discount) on available-for-sale securities, net	1,601	1,390
Other non-cash items affecting net income (loss)	131	(10)
Changes in operating assets and liabilities:
Accounts receivable	24,088	35,924
Unbilled accounts receivable	(6,137)	(25,214)
Prepaid expenses and other assets	(7,046)	(1,841)
Operating lease assets	2,879	(4,581)
Accounts payable	(1,333)	(2,198)
Accrued employee compensation	(62,637)	(13,513)
Deferred revenue	(30,456)	(23,646)
Lease liabilities	(3,386)	6,772
Other liabilities	(3,153)	(840)
Net cash provided by (used in) operating activities	(107,042)	(15,707)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(241,247)	(346,405)
Sales of available-for-sale securities	27,331	57,903
Maturities of available-for-sale securities	272,943	241,591
Purchases of property and equipment	(3,333)	(1,907)
Capitalized software development costs	(3,783)	(2,581)
Acquisition of strategic investments	—	(2,000)
Acquisition of business, net of acquired cash	(43,830)	—
Net cash provided by (used in) investing activities	8,081	(53,399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	17	1,716
Repurchase and retirement of common stock	(26,262)	(5,000)
Net cash provided by (used in) financing activities	(26,245)	(3,284)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(984)	(743)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(126,190)	(73,133)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	384,910	366,969
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$258,720	$293,836

7

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$239,620	$293,836
Restricted cash included in prepaid expenses and other current assets and other assets	19,100	—
Total cash, cash equivalents, and restricted cash	$258,720	$293,836
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$2,500
Cash paid for income taxes, net of tax refunds	$717	$990
Accruals for purchase of property and equipment	$2,639	$343
Accruals for capitalized software development costs	$287	$112
See accompanying Notes to Condensed Consolidated Financial Statements.
8

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
Basis of Presentation and Consolidation
The Company's condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The condensed consolidated financial statements and notes include the Company and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the SEC.
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K.
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

9

The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. Investments are recorded at fair value with unrealized holding gains and losses, net of taxes, generally included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. Unrealized losses related to the credit worthiness of an investment, if any, are recorded in other income (expense), net on the condensed consolidated statements of operations.

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

The Company capitalizes software development costs for technology applications that the Company will offer solely as cloud-based subscriptions, which is primarily comprised of compensation for employees who are directly associated with cloud software development projects. The Company begins to capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, which is typically once the technology applications are available for general release, capitalized costs are amortized to cost of revenue over the estimated useful lives of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are recorded as research and development expense in the Company's condensed consolidated statements of operations as incurred. Capitalized software development costs are recorded in property and equipment in the Company's condensed consolidated balance sheets.
Leases
The Company accounts for leases under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 842: Leases (“ASC 842"). Under ASC 842, the Company determines if an arrangement is a lease at inception of the agreement. If an arrangement is determined to be a lease, an operating lease asset, also known as a right-of-use asset, and lease liability are recorded based on the present value of lease payments over the lease term. In connection with determining the present value of the lease payments, the Company considers only payments that are fixed and determinable at the time of commencement, including non-lease components that are fixed throughout the lease term. Variable components of the lease payments, such as utilities and maintenance costs, are expensed as incurred and not included in determining the present value of the lease liability. As the Company's leases generally do not provide an implicit rate, the Company's incremental borrowing rate, calculated based on available information at the lease commencement date, is used in determining the present value of the lease payments. The Company's incremental borrowing rate is a hypothetical rate based on the Company's understanding of its credit rating. The lease term used to calculate the lease liability and operating lease asset includes options to extend or terminate the lease if it is reasonably certain the Company will exercise that option. Operating lease assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is reflected in the condensed consolidated statements of operations in each of the cost of revenue and operating expense categories.

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
Impairment of Long-Lived Assets, Intangible Assets, and Goodwill
The Company evaluates its long-lived assets, consisting of property and equipment, operating lease assets, and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amount of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the assets over the estimated fair value of the assets. There have been no long-lived assets and intangible assets impairments during the periods presented.

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
No customer accounted for 10% or more of the Company's revenue for the three months ended October 31, 2021, and one customer accounted for 10% or more of the Company's revenue for the three months ended October 31, 2020. One customer accounted for 10% or more of the Company's accounts receivable as of October 31, 2021, and no customer accounted for 10% or more of the Company's accounts receivable as of July 31, 2021.
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
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from subscriptions to its cloud services, licensing arrangements for its software, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606").
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services, or training services. Additionally, as customers enter into subscription agreements to migrate from an existing term license agreement, customers may be under contract for self-managed licenses and support, in addition to subscription services, for a period of time, which may require an allocation of the transaction price to each performance obligation. New and migration subscription agreements also typically include implementation, configuration and training services, which may require an allocation of the transaction price to each performance obligation. Some of the Company’s performance obligations, such as support, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.

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
Balance Sheet Presentation

Contracts with customers are reflected in the condensed consolidated balance sheets as follows:
•Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of any allowances as part of current assets in the condensed consolidated balance sheets.
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
•Contract costs include customer acquisition costs, which consist primarily of sales commissions and related payroll taxes paid to sales personnel and referral fees paid to third-parties, and costs to fulfill a contract, which consist primarily of royalties payable to third-party software providers that support both the Company’s software offerings and support services. The short-term portion is presented as prepaid and other current assets. The long-term portion is presented as other assets.
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
The Company may receive consideration from its customers in advance of performance on a portion of the contract and, on another portion of the contract, perform in advance of receiving consideration. Contract assets and liabilities related to rights and obligations in a contract are interdependent. Therefore, contract assets and liabilities are presented net at the contract level, as either a single contract asset or a single contract liability, in the condensed consolidated balance sheets.

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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three months ended October 31, 2021 and 2020.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. For the periods presented, the Company has granted time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and restricted stock units that may be earned subject to the Company’s total shareholder return ranking relative to the software companies in the S&P Software and

Services Select Industry Index (“S&P Index”) over a specified performance period or periods, service periods, and, in select cases, performance conditions (“TSR PSUs”). RSUs, PSUs, and TSR PSUs are collectively referred to as “Stock Awards.”
The fair value of the Company’s RSUs and PSUs is equal to the market value of the Company’s common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of three to four years. The Company recognizes compensation expense for awards that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards that contain either performance conditions, market conditions, or both using the graded vesting method and a portion of the expense may fluctuate depending on changing estimates of the achievement of the performance conditions.
The fair value of the Company’s TSR PSUs is estimated at the grant date using the Monte Carlo simulation method. The assumptions utilized under this method require judgments and estimates. Changes in these inputs and assumptions could affect the measurement of the estimated fair value of the compensation expense of the related stock awards. Compensation expense associated with TSR PSUs will be recognized over the vesting period regardless of whether the market condition is ultimately satisfied; however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense may fluctuate depending on estimates of the achievement of the performance conditions. All TSR PSUs will vest at the end of a three-year period.

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
Recent Accounting Pronouncements Not Yet Adopted
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements, however, it believes the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes, could negatively affect its diluted earnings per share.
Other Accounting Pronouncements

Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2. Revenue

Disaggregation of Revenue
Revenue by license or service type is as follows (in thousands):

	Three Months Ended October 31,
	2021	2020
Subscription and Support
Subscription	$57,129	$37,230
Support	21,861	20,736
License
Term license	40,105	65,225
Perpetual license	48	58
Services	46,791	46,553
Total revenue	$165,934	$169,802

Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended October 31, 2021
	Subscription and support	License	Services	Total

United States	$53,023	$18,453	$32,663	$104,139
Canada	11,941	5,813	2,358	20,112
Other Americas	1,039	237	708	1,984
Total Americas	66,003	24,503	35,729	126,235
United Kingdom	2,333	5,832	1,094	9,259
Other EMEA	5,217	1,407	6,395	13,019
Total EMEA	7,550	7,239	7,489	22,278
Total APAC	5,437	8,411	3,573	17,421
Total revenue	$78,990	$40,153	$46,791	$165,934

	Three Months Ended October 31, 2020
	Subscription and support	License	Services	Total

United States	$39,013	$40,977	$32,360	$112,350
Canada	7,142	10,753	1,137	19,032
Other Americas	1,113	235	1,846	3,194
Total Americas	47,268	51,965	35,343	134,576
United Kingdom	2,030	8,299	1,315	11,644
Other EMEA	5,120	803	6,978	12,901
Total EMEA	7,150	9,102	8,293	24,545
Total APAC	3,548	4,216	2,917	10,681
Total revenue	$57,966	$65,283	$46,553	$169,802

No country or region, other than those presented above, accounted for more than 10% of revenue during the three months ended October 31, 2021 and 2020.

Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	October 31, 2021	July 31, 2021
Unbilled accounts receivable, net	$109,672	$103,422
Contract costs, net	42,877	42,235
Deferred revenue, net	116,256	145,936

As of October 31, 2021 and July 31, 2021, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $13.8 million and $13.4 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of October 31, 2021 and July 31, 2021, respectively. The non-current portion of contract costs of $29.1 million and $28.9 million is included in other assets in the Company’s condensed consolidated balance sheets as of October 31, 2021 and July 31, 2021, respectively. The Company amortized $3.0 million and $2.2 million of contract costs during the three months ended October 31, 2021 and 2020, respectively.
Deferred revenue
During the three months ended October 31, 2021, the Company recognized revenue of approximately $67 million related to the Company’s deferred revenue balance reported as of July 31, 2021.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied, was approximately $881 million as of October 31, 2021. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	October 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$37,672	$1	$(71)	$37,602
Commercial paper	327,355	—	—	327,355
Corporate bonds	372,970	335	(422)	372,883
U.S. Government bonds	62,321	36	(192)	62,165
Asset-backed securities	48,778	8	(33)	48,753
Foreign government bonds	43,586	7	(27)	43,566
Municipal bonds	205	—	—	205
Certificates of deposit	82,151	—	—	82,151
Money market funds	66,523	—	—	66,523
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,042,561	$387	$(745)	$1,042,203

*At original cost

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$85,165	$15	$—	$85,180
Commercial paper	389,837	—	—	389,837
Corporate bonds	371,374	623	(37)	371,960
U.S. Government bonds	64,401	62	(1)	64,462
Asset-backed securities	47,925	29	(7)	47,947
Foreign government bonds	33,177	10	(2)	33,185
Municipal bonds	1,685	—	—	1,685
Certificates of deposit	82,250	—	—	82,250
Money market funds	125,118	—	—	125,118
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,201,932	$739	$(47)	$1,202,624
*At original cost

The Company does not consider any portion of the unrealized losses at October 31, 2021 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on specific identification when the securities are sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	October 31, 2021
	Less Than 12 Months	12 Months or Greater	Total
U.S. Government agency securities	$10,000	$27,602	$37,602
Commercial paper	327,355	—	327,355
Corporate bonds	205,968	166,915	372,883
U.S. Government bonds	17,429	44,736	62,165
Asset-backed securities	3,891	44,862	48,753
Foreign government bonds	33,045	10,521	43,566
Municipal bonds	—	205	205
Certificates of deposit	79,151	3,000	82,151
Money market funds	66,523	—	66,523
Strategic convertible debt investment	$1,000	$—	$1,000
Total	$744,362	$297,841	$1,042,203

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	October 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$75,677	$—	$75,677
Money market funds	66,523	—	—	66,523
Total cash equivalents	66,523	75,677	—	142,200
Short-term investments:
U.S. Government agency securities	—	10,000	—	10,000
Commercial paper	—	251,678	—	251,678
Corporate bonds	—	205,968	—	205,968
U.S. Government bonds	—	17,429	—	17,429
Asset-backed securities	—	3,891	—	3,891
Foreign government bonds	—	33,045	—	33,045
Certificates of deposit	—	79,151	—	79,151
Strategic convertible debt investment	—	—	1,000	1,000
Total short-term investments	—	601,162	1,000	602,162
Long-term investments:
U.S. Government agency securities	—	27,602	—	27,602
Corporate bonds	—	166,915	—	166,915
U.S. Government bonds	—	44,736	—	44,736
Asset-backed securities	—	44,862	—	44,862
Foreign government bonds	—	10,521	—	10,521
Certificates of deposit	—	3,000	—	3,000
Municipal bonds	—	205	—	205
Total long-term investments	—	297,841	—	297,841
Total	$66,523	$974,680	$1,000	$1,042,203

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$115,825	$—	$115,825
Money market funds	125,118	—	—	125,118
Total cash equivalents	125,118	115,825	—	240,943
Short-term investments:
U.S. Government agency securities	—	69,183	—	69,183
Commercial paper	—	274,012	—	274,012
Corporate bonds	—	225,384	—	225,384
U.S. Government bonds	—	45,320	—	45,320
Asset-backed securities	—	9,036	—	9,036
Foreign government bonds	—	28,353	—	28,353
Certificates of deposit	—	80,750	—	80,750
Municipal bonds		1,480		1,480
Strategic convertible debt investment			1,000	1,000
Total short-term investments	—	733,518	1,000	734,518
Long-term investments:
U.S. Government agency securities	—	15,997	—	15,997
Corporate bonds	—	146,576	—	146,576
U.S. Government bonds	—	19,142	—	19,142
Asset-backed securities	—	38,911	—	38,911
Foreign government bonds	—	4,832	—	4,832
Certificates of deposit	—	1,500	—	1,500
Municipal bonds		205		205
Total long-term investments	—	227,163	—	227,163
Total	$125,118	$1,076,506	$1,000	$1,202,624

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $494.0 million and $452.0 million at October 31, 2021 and July 31, 2021, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information, see Note 7 "Convertible Senior Notes."

4. Acquisitions
On August 18, 2021, the Company completed its acquisition of HazardHub, Inc. ("HazardHub") for net cash consideration of approximately $53 million, subject to customary transaction adjustments, of which approximately $8 million is an acquisition consideration holdback which is subject to service conditions over the next three years. HazardHub provides API-driven property risk insights to the property & casualty insurance industry through curation, analysis, and distillation of vast amounts of data to deliver a comprehensive, national catalog of risks that may damage or destroy property. The acquisition was accounted for as a business combination.
In conjunction with the preliminary purchase price allocation, the Company determined that HazardHub's separately identifiable intangible assets were developed technology, customer relationships, and trade names. The valuation models were based on estimates of future operating projections of HazardHub and rights to sell new products containing the acquired technology as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, in addition to royalty and long-term sustainable growth rates based on a market analysis. These fair value measurements were based on significant inputs that were not observable in the market and thus represents a Level 3 measurement. The Company amortizes the acquired intangibles over their estimated useful lives as set forth in the table below.
The preliminary allocation of purchase price is pending the completion of certain statutory tax filing requirements and is therefore subject to potential future measurement period adjustments. The measurement period will end no later than August 17, 2022. The preliminary allocation of the purchase consideration is as follows:

	Preliminary Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$461
Developed technology	9,700	5
Customer relationships	5,100	5
Trademarks	900	7
Goodwill	31,185
Deferred tax liability	(2,839)
Total preliminary purchase consideration	$44,507
Goodwill of $31.2 million arising from the acquisition is primarily related to the acquired workforce, expected synergies, and the opportunity to expand the Company’s customer base. The goodwill recorded is not expected to be deductible for income tax purposes.
5. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	October 31, 2021	July 31, 2021
Accounts receivable	$81,112	$105,125
Allowance for credit losses and revenue reserves	(705)	(1,057)
Accounts receivable, net	$80,407	$104,068

Allowance for Credit Losses and Revenue Reserves
Changes to the allowance for credit losses and revenue reserves consists of the following (in thousands):

Balance as of July 31, 2021	$1,057
Net changes to credit losses	—
Net changes to revenue reserves	(32)
Write-offs, net	(320)
Balance as of October 31, 2021	$705

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	October 31, 2021	July 31, 2021
Prepaid expenses	$23,563	$20,330
Contract costs	13,805	13,365
Deferred costs	8,657	9,247
Deposits and other receivables	11,295	9,787
Restricted cash(1)	14,124	—
Prepaid expenses and other current assets	$71,444	$52,729
(1) Restricted cash represents the short term portion of the acquisition consideration holdback of $3.3 million which is in escrow and funds in transit as of October 31, 2021 of $10.8 million for the purchase of strategic equity investments that had not closed as of the end of the first quarter of fiscal year 2022.

Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	October 31, 2021	July 31, 2021
Computer hardware	$19,361	$19,256
Purchased software	5,998	6,002
Capitalized software development costs	27,545	24,025
Equipment and machinery	12,240	12,214
Furniture and fixtures	11,791	11,482
Leasehold improvements	60,052	57,960
Total property and equipment	136,987	130,939
Less accumulated depreciation	(54,213)	(50,878)
Property and equipment, net	$82,774	$80,061
As of October 31, 2021 and July 31, 2021, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $3.6 million in both the three months ended October 31, 2021 and 2020.
The Company recognized amortization expense related to capitalized software development costs in cost of subscription and support revenue on the condensed consolidated statements of operations of $1.2 million and $0.6 million during the three months ended October 31, 2021 and 2020, respectively.
Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill, July 31, 2021	$340,877
Addition — HazardHub acquisition	31,185
Goodwill, October 31, 2021	$372,062

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		October 31, 2021			July 31, 2021
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	3.4	$103,300	$88,311	$14,989	$93,600	$86,367	$7,233
Customer contracts and related relationships	3.8	40,800	26,122	14,678	35,700	24,432	11,268
Partner relationships	3.4	200	124	76	200	119	81
Trademarks	4.7	3,400	1,455	1,945	2,500	1,339	1,161
Order backlog	0.0	8,700	8,700	—	8,700	8,700	—
Total	3.6	$156,400	$124,712	$31,688	$140,700	$120,957	$19,743

Amortization expense was $3.8 million and $6.3 million for the three months ended October 31, 2021 and 2020, respectively. The future amortization expense for existing intangible assets as of October 31, 2021, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2022 (remainder of fiscal year)	$10,327
2023	6,888
2024	5,468
2025	5,026
2026	3,572
Thereafter	407
Total	$31,688

Other assets
Other assets consist of the following (in thousands):

	October 31, 2021	July 31, 2021
Prepaid expenses	$2,974	$3,276
Contract costs	29,061	28,870
Deferred costs	2,175	2,777
Strategic equity investments	3,556	3,556
Restricted cash(2)	4,976	—
Other assets	$42,742	$38,479
(2) Restricted cash represents the long-term portion of the acquisition consideration holdback.

The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. No impairment charges related to strategic investments were recognized during the three months ended October 31, 2021 and 2020, respectively.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	October 31, 2021	July 31, 2021
Bonus	$12,241	$48,414
Commission	2,233	11,271
Vacation*	5,746	23,803
Salaries, payroll taxes, and benefits	18,185	18,649
Accrued employee compensation	$38,405	$102,137
*In the first quarter of fiscal year 2022, the Company paid out accrued vacation for employees in certain countries upon adopting a non-accrued vacation policy effective September 1, 2021.
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	October 31, 2021	July 31, 2021
Lease liabilities	$11,312	$11,624
Accrued royalties	9,165	7,525
Accrued taxes	3,495	6,796
Other	4,029	5,703
Other current liabilities	$28,001	$31,648

6. Net Income (Loss) Per Share
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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended October 31,
	2021	2020
Numerator:
Net income (loss)	$(51,276)	$(20,190)
Net income (loss) per share:
Basic	$(0.62)	$(0.24)
Diluted	$(0.62)	$(0.24)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	83,225,743	83,613,287
Diluted	83,225,743	83,613,287
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended October 31,
	2021	2020
Stock options	24,700	61,472
Stock awards	2,905,346	2,263,076
Convertible senior notes	133,668	—

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three months ended October 31, 2021, the average market price of the Company's common stock exceeded the conversion price for the Convertible Senior Notes.

7. Convertible Senior Notes

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

The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	October 31, 2021	July 31, 2021
Principal	$400,000	$400,000
Less unamortized:
Debt discount	47,022	50,198
Debt issuance costs	5,629	5,977
Net carrying amount	$347,349	$343,825

The effective interest rate of the Convertible Senior Notes is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended October 31,
	2021	2020
Contractual interest expense	$1,250	$1,250
Amortization of debt discount	3,176	3,020
Amortization of debt issuance costs	348	315
Total	$4,774	$4,585

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

8. Leases

The Company's lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring through fiscal year 2032. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.

Components of operating lease costs were as follows (in thousands):

	Three Months Ended October 31,
	2021	2020
Operating lease cost[1]	$4,252	$4,372
Variable lease cost	1,408	1,366
Sublease income	(390)	(395)
Net operating lease cost	$5,270	$5,343
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.2 million and $0.3 million for the three months ended October 31, 2021 and 2020, respectively.

Future operating lease payments as of October 31, 2021 were as follows (in thousands):

Fiscal Year Ending July 31,
2022 (remainder of fiscal year)	$11,936
2023	16,821
2024	16,721
2025	16,967
2026	17,115
Thereafter	68,198
Total future lease payments	147,758
Less imputed interest	(24,146)
Total lease liability balance	$123,612

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	October 31, 2021	July 31, 2021
Operating lease assets	$94,568	$97,447

Current portion of lease liabilities	$11,312	$11,624
Non-current portion of lease liabilities	112,300	115,374
Total lease liabilities	$123,612	$126,998

Weighted average remaining lease term (years)	8.52	8.74
Weighted average discount rate	4.20%	4.20%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Three Months Ended October 31,
	2021	2020
Cash payments for operating leases	$5,934	$5,285
Operating lease assets obtained in exchange for lease liabilities	$415	$9,217

9. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2021.

Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of October 31, 2021 or July 31, 2021. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2021 or July 31, 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

10. Stock-Based Compensation Expense and Shareholders’ Equity

Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,
	2021	2020
Stock-based compensation expense	$32,533	$28,394
Net impact of deferred stock-based compensation	(293)	(310)
Total stock-based compensation expense, net	$32,240	$28,084
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,348	$2,602
Cost of license revenue	182	251
Cost of services revenue	5,637	5,543
Research and development	8,614	7,247
Sales and marketing	7,489	5,977
General and administrative	6,970	6,464
Total stock-based compensation expense	$32,240	$28,084

Total unrecognized stock-based compensation expense as of October 31, 2021 related to Stock Awards is $361.3 million, that will be recognized over a weighted average period of 2.9 years.

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2021	2,394,968	$107.15	$275,900
Granted	1,512,995	$119.97
Released	(335,653)	$99.22	$40,270
Canceled	(88,420)	$107.92
Balance as of October 31, 2021	3,483,890	$113.47	$438,029
Expected to vest as of October 31, 2021	3,483,890	$113.47	$438,029
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $125.73 and $115.20 on October 31, 2021 and July 31, 2021, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. PSUs awarded in fiscal years 2021 and 2022 will vest over three years with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year. The TSR PSUs are subject to total shareholder return rankings of the Company's common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. The Company recognized stock-based compensation related to these performance-based and market-based stock awards of $4.0 million and $3.3 million for the three months ended October 31, 2021 and 2020, respectively.

Stock Options
Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2021	25,278	$17.39	5.0	$2,472
Granted	—
Exercised	(1,518)	$10.90		$168
Canceled	—
Balance at October 31, 2021	23,760	$17.81	4.1	$2,564
Vested and expected to vest as of October 31, 2021	23,760	$17.81	4.1	$2,564
Exercisable as of October 31, 2021	23,760	$17.81	4.1	$2,564
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $125.73 and $115.20 on October 31, 2021 and July 31, 2021, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Common Stock Reserved for Issuance
As of October 31, 2021 and July 31, 2021, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,305,156 and 83,194,157 shares of common stock were issued and outstanding, respectively.

As of October 31, 2021 and July 31, 2021, the Company had reserved shares of common stock for future issuance as follows:

	October 31, 2021	July 31, 2021
Exercise of stock options to purchase common stock	23,760	25,278
Vesting of stock awards	3,483,890	2,394,968
Shares available under stock plans	3,590,878	5,014,069
Total common stock reserved for issuance	7,098,528	7,434,315

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
During the three months ended October 31, 2021, the Company repurchased 226,172 shares of common stock at an average price of $116.12 per share, for an aggregate purchase price of $26.3 million. As of October 31, 2021, $11.2 million remained available for future share repurchases.
11. Income Taxes
The Company recognized an income tax benefit of $17.0 million and $10.7 million for the three months ended October 31, 2021 and 2020, respectively. The change in the amount of income taxes recorded for the three months ended October 31, 2021 compared to the same period a year ago was primarily due to the increase in the loss before taxes and research and development credits, offset by a tax status change of certain foreign subsidiaries for U.S. tax purposes and certain non-deductible expenses. The effective tax rate of 25% for the three months ended October 31, 2021 differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, and certain non-deductible expenses including executive compensation.
During the three months ended October 31, 2021, unrecognized tax benefits increased by $0.4 million. As of October 31, 2021, the Company had unrecognized tax benefits of $11.1 million that, if recognized, would affect the Company’s effective tax rate.
12. Segment Information
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s subscription, support, term license, perpetual license, and services offerings as well as by geographic region, while all other financial information is reviewed on a consolidated basis. The Company’s principal operations and decision-making functions are located in the United States.

The Company's long-lived assets for this disclosure is defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region is as follows (in thousands):

	October 31, 2021	July 31, 2021
Americas	$141,104	$143,736
EMEA	34,835	32,171
APAC	1,403	1,601
Total	$177,342	$177,508

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Risk Factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in July and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Guidewire delivers a leading platform that P&C insurers trust to engage, innovate, and grow efficiently. Guidewire's platform combines core operations, digital engagement, analytics, and artificial intelligence ("AI") applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.
Our core operational services and products are InsuranceSuite via Guidewire Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These services and products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. InsuranceSuite via Guidewire Cloud is a highly configurable and scalable product, delivered as a service and primarily comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform ("GWCP") architecture and leverage our in-house Guidewire Cloud operations team. InsuranceSuite via Guidewire Cloud is designed to support multiple releases each year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite via Guidewire Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite via Guidewire Cloud. InsuranceNow is a complete, cloud-based application that offers policy, billing, and claims management functionality to insurers that have limited internal information technology resources. InsuranceSuite for self-managed installations is comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our Analytics and AI offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.

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

Because our platform is critical to our new and existing customers' businesses, their decision-making and product evaluation process is long, which results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple products or assesses the benefits of a cloud-based subscription. Sales to new customers also involve extensive customer due diligence and reference checks. Our sales cycle has lengthened due to the COVID-19 pandemic. The success of our sales efforts relies on continued improvements and enhancements to our current services and products, the introduction of new services and products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations.

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
To extend our technology leadership in the global market and to drive operating efficiency, we continue to invest in product development and cloud operations to enhance and improve our current services and products, introduce new services and products, and advance our ability to securely and cost-effectively deliver our services in the cloud. Continued investment is critical as we seek to assist our customers in achieving their technology goals, maintain our competitive advantage, grow our revenue, expand internationally, and meet evolving customer demands. In certain cases, we may also acquire skills and technologies to manage our cloud infrastructure and accelerate our time to market for new products, solutions, and upgrades.
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our global services team and SI partners to ensure that teams with the right combination of product and language skills are used in the most efficient way to meet our customers’ implementation and migration needs. We have extensive relationships with SI, consulting, technology, and other industry partners. Our network of partners has expanded as interest in and adoption of our platform has grown. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our resources on continued innovation and further enhancement of our solutions.
We work closely with our network of third-party SI partners to facilitate new sales and implementations of both our subscription services and self-managed products. Our partnership with leading SI partners allows us to increase efficiency and scale while reducing customer implementation and migration costs. We continue to invest time and resources to increase the number of qualified consultants employed by our SI partners, develop relationships with new partners in existing and new markets, and ensure that all SI partners are qualified to assist with implementing our services and products. We believe this model will continue to serve us well, and we intend to continue to expand our network of partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription migrations and implementations.
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
Seasonality

We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for new term licenses and multi-year renewals compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. For example, in the first quarter of fiscal year 2021, we experienced license revenue growth due to a five-year term license renewal under which revenue was recognized upfront, which overshadowed the comparison with our second quarter of fiscal year 2021 and created a challenging comparable period for the first quarter of fiscal year 2022. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fiscal fourth quarter increases this impact as the revenue impact of most fiscal fourth quarter subscription sales will not be realized until the following fiscal year.

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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and if there are any periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate, our compliance with containment measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our key customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, a vast majority of our employees are working remotely. In addition, many of our existing and potential customers are working remotely, which may continue to delay the timing of new orders and professional services engagements in the future.
Our business and financial results since the third quarter of fiscal year 2020 have been impacted due to these disruptions, including decreases in annual recurring revenue ("ARR") growth rates, services revenue and margins, operating cash flow, potentially higher employee attrition, and the change in fair value of strategic investments. ARR and revenue, especially services revenue, continued to be impacted in fiscal year 2022 as a result of the challenges related to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, SI partners and vendors operate.
Although vaccines are making progress against the COVID-19 pandemic in the United States and certain other parts of the world where vaccinations are widely available, the economic impact of the pandemic on our business and the businesses of our customers, SI partners, and vendors may continue through fiscal year 2022, if not longer. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have or will be cancelled or postponed, while others are being hosted both in-person and virtually, like our customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the pandemic’s global economic impact could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our services and products based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill.
In response to the pandemic, various government programs have been announced which provide financial relief to affected businesses. As an example, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under their COVID-19 Economic Response Plan to prevent layoffs and help employers offset, for a limited time, a portion of their employee salaries and wages. Beginning in January 2021, we applied for the CEWS, to the extent we met the requirements to receive a subsidy. We have not and do not expect to receive a subsidy under the CEWS for the three months ended October 31, 2021.
We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business, including ARR and Free Cash Flow. For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.
Annual Recurring Revenue ("ARR")
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. During the three months ended October 31, 2021, the recurring license and support or subscription contract value recognized as services revenue was $0.9 million.
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

As of October 31, 2021, ARR was $594 million, compared to $582 million as of July 31, 2021. ARR results for interim quarterly periods in fiscal year 2022 are measured on a constant currency basis, using the actual currency rates at the end of fiscal year 2021 throughout the year.

Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consists of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. In the first quarter of fiscal year 2022, we paid the entire bonus amount for fiscal year 2021 along with accrued vacation for employees in countries where we adopted a non-accrued vacation policy effective September 2021. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows” in this Quarterly Report on Form 10-Q.

	Three Months Ended October 31,
	2021	2020
Net cash provided by (used in) operating activities	$(107,042)	$(15,707)
Purchases of property and equipment	(3,333)	(1,907)
Capitalized software development costs	(3,783)	(2,581)
Free cash flow	$(114,158)	$(20,195)

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

There have been no material changes to our significant and critical accounting policies as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 except for the addition of business combinations as a significant accounting policy described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements adopted, including the dates of adoption, and recent account pronouncements not yet adopted.

Results of Operations
The following table sets forth our results of operations for the periods presented. The data has been derived from the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The results of operations for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

	Three Months Ended October 31,
	2021	As a % of total revenue	2020	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$78,990	48%	$57,966	35%
License	40,153	24	65,283	38
Services	46,791	28	46,553	27
Total revenue	165,934	100	169,802	100
Cost of revenue:
Subscription and support	50,331	30	37,006	22
License	2,339	1	2,937	2
Services	50,509	30	51,024	30
Total cost of revenue	103,179	61	90,967	54
Gross profit:
Subscription and support	28,659	17	20,960	13
License	37,814	23	62,346	36
Services	(3,718)	(2)	(4,471)	(3)
Total gross profit	62,755	38	78,835	46
Operating expenses:
Research and development	59,926	36	52,615	30
Sales and marketing	43,631	26	36,644	22
General and administrative	24,575	15	21,180	12
Total operating expenses	128,132	77	110,439	64
Income (loss) from operations	(65,377)	(39)	(31,604)	(18)
Interest income	674	—	2,789	1
Interest expense	(4,794)	(3)	(4,620)	(3)
Other income (expense), net	1,183	1	2,568	2
Income (loss) before provision for (benefit from) income taxes	(68,314)	(41)	(30,867)	(18)
Provision for (benefit from) income taxes	(17,038)	(10)	(10,677)	(6)
Net income (loss)	$(51,276)	(31)%	$(20,190)	(12)%

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
Services
Our services revenue is primarily derived from implementation and migration services performed for our customers, reimbursable travel expenses, and training fees. A substantial majority of our services engagements are billed and revenue is recognized on a time and materials basis upon providing our services.

	Three Months Ended October 31,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$57,129	34%	$37,230	22%	$19,899	53%
Support	21,861	13	20,736	12	1,125	5%
License:
Term license	40,105	24	65,225	38	(25,120)	(39)%
Perpetual license	48	—	58	—	(10)	(17)%
Services	46,791	28	46,553	28	238	1%
Total revenue	$165,934	99%	$169,802	100%	$(3,868)	(2)%

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
Subscription revenue increased by $19.9 million during the three months ended October 31, 2021 compared to the same period a year ago, primarily due to the impact of new cloud transition agreements for InsuranceSuite via Guidewire Cloud entered into and provisioned since October 31, 2020.
Support revenue increased by $1.1 million during the three months ended October 31, 2021 compared to the same period a year ago, primarily due to an increase in extended support related to certain versions of our self-managed licenses of $0.8 million. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will continue to reduce the growth in, or result in lower, support revenue in the future.

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
Term license revenue decreased by $25.1 million during the three months ended October 31, 2021 compared to the prior year period, primarily due to a large multi-year term license renewal in the three months ended October 31, 2020. There was no impact of term license contracts with an initial term of greater than two years or a renewal term of greater than one year during the three months ended October 31, 2021 compared with $15.4 million in the prior year period.
Perpetual license revenue accounted for less than 1% of total revenue during the three months ended October 31, 2021. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Services
Services revenue increased by $0.2 million during the three months ended October 31, 2021 compared to the same period a year ago. The increase is primarily driven by higher training revenue, but services revenue overall continues to be impacted by contracts with lower average services billing rates and increased investments in customer implementations, including fixed fee or capped arrangements, to accelerate their transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease which can result in revenue adjustments and lower gross profit.
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

Cost of Revenue and Gross Profit
Our cost of subscription and support revenue consists of personnel costs for our cloud operations and technical support teams, cloud infrastructure costs, development of online training curriculum, amortization of intangible assets, and royalty fees paid to third parties. Our cost of license revenue primarily consists of development of online training curriculum, royalty fees paid to third parties, and amortization of intangible assets. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party consultants, and travel costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology support, information security, facilities, and other administrative costs to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.

Cost of Revenue:

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$50,331	$37,006	$13,325	36%
License	2,339	2,937	(598)	(20)
Services	50,509	51,024	(515)	(1)
Total cost of revenue	$103,179	$90,967	$12,212	13

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,348	$2,602	$746
Cost of license revenue	182	251	(69)
Cost of services revenue	5,637	5,543	94
Total	$9,167	$8,396	$771

Cost of subscription and support revenue during the three months ended October 31, 2021 increased by $13.3 million compared to the same period a year ago. The increase is primarily due to increases in personnel costs of $8.2 million due to our continued investment in our cloud operations to increase operational efficiency and scale, cloud infrastructure expense of $6.5 million for our growing cloud customer base, higher amortization of previously capitalized software development costs of $0.5 million, and professional services expense of $0.4 million, partially offset by a net decrease in amortization of acquired intangibles of $2.3 million due to certain acquired intangible assets being fully amortized.
Due to our continued investment in cloud-based operations, increase in new cloud-based customers, and increased usage from existing cloud-based customers, the costs to provide our subscription services has increased. We expect our cost of subscription revenue to increase as we continue to invest in our cloud operations and incur higher cloud infrastructure costs to support our growing cloud customer base, to improve efficiencies, and to continuously improve and maintain secure environments. However, we believe that the cost of subscription revenue will grow at a slower rate than subscription revenue in future years as we achieve economies of scale and other efficiencies. Cost of support revenue is expected to remain flat or slightly decrease over time as term license customers transition to the cloud. The short-term impact of these trends along with mix within subscription and support revenue may result in a decline in subscription and support gross margin even though subscription and support gross profit increases in absolute dollars.
The cost of license revenue decreased by $0.6 million during the three months ended October 31, 2021 compared to the same period a year ago primarily due to decreases in amortization of acquired intangible assets due to certain acquired intangible assets being fully amortized and lower costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite. We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $0.5 million decrease in cost of services revenue during the three months ended October 31, 2021 compared to the same period a year ago was primarily attributable to a decrease of $1.6 million in personnel costs, partially offset by increases of $0.7 million in subcontractor expenses for InsuranceSuite implementation resources, $0.2 million in software subscription expenses, and $0.1 million in web hosting expenses.
We had 634 cloud operations and technical support employees and 659 professional services employees at October 31, 2021, compared to 475 cloud operations and technical support employees and 699 professional services employees at October 31, 2020.

Gross Profit:

	Three Months Ended October 31,
	2021		2020		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$28,659	36%	$20,960	36%	$7,699	37%
License	37,814	94	62,346	96	(24,532)	(39)
Services	(3,718)	(8)	(4,471)	(10)	753	17
Total gross profit	$62,755	38	$78,835	46	$(16,080)	(20)

Our gross profit decreased $16.1 million during the three months ended October 31, 2021 compared to the same period a year ago. Gross profit was impacted by the decrease in term license revenue due to the impact of multi-year term license arrangements entered into in the first quarter of fiscal year 2022 being significantly lower than the impact of multi-year term license arrangements in the same period a year ago.
Our gross margin decreased to 38% during the three months ended October 31, 2021 from 46% during the same period a year ago. Gross margin was primarily impacted by the increased percentage of subscription and support revenue to total revenue as subscription and support revenue has lower gross margin compared to license revenue.

We expect subscription and support gross margins will fluctuate as our subscription revenue increases and we continue to invest in our cloud operations. However, as we gain efficiencies and increase the number of cloud customers, we expect subscription gross margins to improve over time. In addition to the impact of our investment in customer migrations and implementations, challenges related to COVID-19 may negatively impact services gross margin for at least the remainder of this fiscal year. We expect license gross margin will fluctuate based on changes in revenue due to the timing of delivery of new multi-year term licenses and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively consistent from period to period in the future. Overall, we expect gross margins to decline in the short-term primarily due to the mix between license revenue and subscription and support revenue.
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

	Three Months Ended October 31,
	2021		2020		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$59,926	36%	$52,615	30%	$7,311	14%
Sales and marketing	43,631	26	36,644	22	6,987	19
General and administrative	24,575	15	21,180	12	3,395	16
Total operating expenses	$128,132	77	$110,439	64	$17,693	16

Includes stock-based compensation of:
Research and development	$8,614		$7,247		$1,367
Sales and marketing	7,489		5,977		1,512
General and administrative	6,970		6,464		506
Total	$23,073		$19,688		$3,385

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $7.3 million increase in research and development expenses during the three months ended October 31, 2021 compared to the same period a year ago, was primarily due to increases of $4.6 million in personnel costs associated with higher headcount, inclusive of $0.7 million in acquisition consideration holdback costs relating to the Hazard Hub acquisition, and $2.0 million of cloud infrastructure costs for our development environments.
Our research and development headcount was 871 at October 31, 2021 compared with 810 at October 31, 2020.
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
The $7.0 million increase in sales and marketing expenses during the three months ended October 31, 2021 compared to the same period a year ago was primarily attributable to increases of $7.2 million in personnel costs due to higher headcount to sell and market our services and products, including an increase of $0.9 million related to the net effect of the capitalization and amortization of contract acquisition costs (primarily commissions). These increases were partially offset by a decrease of $0.4 million in marketing and advertising expense due to costs associated with Connections Reimagined, our virtual annual sales conference in the first quarter of fiscal year 2021. Our annual sales conference in fiscal year 2022 was primarily an in-person event, supplemented with virtual content, held in November 2021, the second quarter of fiscal year 2022.
Our sales and marketing headcount was 457 at October 31, 2021 compared with 416 at October 31, 2020.
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
The $3.4 million increase during the three months ended October 31, 2021 compared to the same period a year ago was primarily due to increases of $1.9 million in software and professional services to support our growth and $1.4 million in personnel costs due to higher headcount.
Our general and administrative headcount was 410 at October 31, 2021 compared with 359 at October 31, 2020. General and administrative headcount includes personnel in information technology support, information security, facilities, and recruiting whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.

Other Income (Expense)

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$674	$2,789	$(2,115)	(76)%
Interest expense	$(4,794)	$(4,620)	$(174)	4%
Other income (expense), net	$1,183	$2,568	$(1,385)	(54)%
*Not meaningful

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased $2.1 million during the three months ended October 31, 2021 compared to the same period a year ago, primarily due to lower yields on invested funds.

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
Interest expense for the three months ended October 31, 2021 and 2020 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $3.5 million and $3.3 million, respectively, and stated interest of $1.3 million in both periods.

Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable and intercompany receivables and payables. We currently have entities with a functional currency of the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Malaysian Ringgit, Mexican Peso, New Zealand Dollar, Polish Zloty, Russian Ruble, South African Rand, and Swiss Franc.
Other income (expense), net during the three months ended October 31, 2021 was income of $1.2 million compared to $2.6 million during the same period a year ago. Due to fluctuations in exchange rates, the three months ended October 31, 2021 included realized and unrealized foreign currency gains of $1.2 million, while the three months ended October 31, 2020 included realized and unrealized foreign currency gains of $2.3 million.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended October 31,
	2021	2020	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(17,038)	$(10,677)	$(6,361)	60%
Effective tax rate	25%	35%

We recognized an income tax benefit of $17.0 million and $10.7 million for the three months ended October 31, 2021 and 2020, respectively. The change in the amount of income taxes recorded for the three months ended October 31, 2021 compared to the same period a year ago was primarily due to the increase in the loss before taxes and research and development credits, offset by a tax status change of certain foreign subsidiaries for U.S. tax purposes and certain non-deductible expenses.
The effective tax rate of 25% for the three months ended October 31, 2021 differs from the statutory U.S. federal income tax rate of 21% due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, and certain non-deductible expenses including executive compensation.
During the three months ended October 31, 2021, unrecognized tax benefits increased by $0.4 million. As of October 31, 2021, we had unrecognized tax benefits of $11.1 million that, if recognized, would affect our effective tax rate.
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

	Three Months Ended October 31,
	2021	2020
Gross profit reconciliation:
GAAP gross profit	$62,755	$78,835
Non-GAAP adjustments:
Stock-based compensation	9,167	8,396
Amortization of intangibles	1,944	4,526
Non-GAAP gross profit	$73,866	$91,757

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(65,377)	$(31,604)
Non-GAAP adjustments:
Stock-based compensation	32,240	28,084
Amortization of intangibles	3,754	6,323
Acquisition consideration holdback(1)	673	—
Non-GAAP income (loss) from operations	$(28,710)	$2,803

Net income (loss) reconciliation:
GAAP net income (loss)	$(51,276)	$(20,190)
Non-GAAP adjustments:
Stock-based compensation	32,240	28,084

Amortization of intangibles	3,754	6,323
Amortization of debt discount and issuance costs	3,524	3,335
Acquisition consideration holdback(1)	673	—
Tax impact of non-GAAP adjustments(2)	(6,966)	(3,143)
Non-GAAP net income (loss)	$(18,051)	$14,409

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(17,038)	$(10,677)
Non-GAAP adjustments:
Stock-based compensation	11,548	(22,291)
Amortization of intangibles	1,345	(5,019)
Amortization of debt discount and issuance costs	1,262	(2,647)
Acquisition consideration holdback(1)	241	—
Tax impact of non-GAAP adjustments(2)	(7,430)	33,100
Non-GAAP tax provision (benefit)	$(10,072)	$(7,534)

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.62)	$(0.24)
Non-GAAP adjustments:
Stock-based compensation	0.39	0.34
Amortization of intangibles	0.05	0.08
Amortization of debt discount and issuance costs	0.04	0.04
Acquisition consideration holdback(1)	0.01	—
Tax impact of non-GAAP adjustments(2)	(0.08)	(0.04)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation(3)	—	(0.01)
Non-GAAP net income (loss) per share — diluted	$(0.21)	$0.17

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares — diluted	83,225,743	83,613,287
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation(3)	—	586,287
Pro forma weighted average shares — diluted	83,225,743	84,199,574

(1) Effective the first quarter of fiscal year 2022, the acquisition consideration holdback that is earned and recognized as expense over a post-acquisition service period is excluded from non-GAAP measures. Prior to the first quarter of fiscal year 2022, there was no acquisition consideration holdback in any periods presented.
(2) Adjustments reflect the impact on the tax benefit (provision) from all non-GAAP adjustments.
(3) Due to the occurrence of a net loss on a GAAP basis, potentially dilutive securities were excluded from the calculation of GAAP net income (loss) per share, as they would have an anti-dilutive effect. However, these shares have a dilutive effect on non-GAAP net income (loss) per share and, therefore, are included in the non-GAAP net income (loss) per share calculation.
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	October 31, 2021	July 31, 2021
Cash, cash equivalents, and investments	$1,139,623	$1,346,591
Working capital	$876,498	$1,054,971

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
As of October 31, 2021, approximately $37.2 million of our cash and cash equivalents were domiciled in foreign jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Share Repurchase Program
In October 2020, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. During the three months ended October 31, 2021, we repurchased 226,172 shares of common stock at an average price of $116.12 per share, for an aggregate purchase price of $26.3 million. As of October 31, 2021, $11.2 million remained available for future share repurchases.

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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended October 31,
	2021	2020
Net cash provided by (used in) operating activities	$(107,042)	$(15,707)
Net cash provided by (used in) investing activities	$8,081	$(53,399)
Net cash provided by (used in) financing activities	$(26,245)	$(3,284)
Cash Flows from Operating Activities
Net cash used in operating activities was $107.0 million for the three months ended October 31, 2021 compared to net cash used in operating activities of $15.7 million during the three months ended October 31, 2020. This $91.3 million increase in operating cash used was primarily attributable to $69.1 million from the payout of our fiscal year 2021 corporate bonus and accrued vacation balances in countries in which we adopted a non-accrual vacation policy, offset by $11.1 million in cash provided by other working capital activities, and a $33.3 million increase in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Net cash provided by investing activities was $8.1 million for the three months ended October 31, 2021 compared to net cash used in investing activities of $53.4 million for the three months ended October 31, 2020. The $61.5 million increase in cash provided by investing activities was primarily due to a $105.9 million decrease in net purchases of available-for-sale securities and a $2.0 million decrease in strategic investments, partially offset by $43.8 million paid as purchase consideration for the acquisition of HazardHub and a $2.6 million decrease in capital expenditures and capitalized software development costs.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended October 31, 2021 was $26.2 million compared to $3.3 million net cash used in financing activities for the three months ended October 31, 2020. This $23.0 million increase in cash used was primarily because we repurchased $21.3 million more of our common stock under our share repurchase program and, to a lesser extent, a decrease in proceeds from option exercises of $1.7 million.

Commitments and Contractual Obligations
Our estimated future obligations consist of leases, royalties, purchase obligations, debt, and unrecognized tax benefits as of October 31, 2021. Refer to Note 7 "Convertible Senior Notes," Note 8 "Leases," Note 9 “Commitments and Contingencies,” and Note 11 “Income Taxes” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2021. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
Through October 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of October 31, 2021 and July 31, 2021 were $1,139.6 million and $1,346.6 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $6.1 million and $5.2 million in the market value of our available-for-sale securities as of October 31, 2021 and July 31, 2021, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable and intercompany receivables and payables. For the three months ended October 31, 2021 and 2020, we recorded foreign currency gains of $1.2 million and $2.6 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $18.6 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments in financial instruments, as our investments primarily consist of high quality liquid investments purchased with a remaining maturity of three years or less. We do not use derivative financial instruments for speculative or trading purposes. However, this current position does not preclude our adoption of specific hedging strategies in the future.

Our strategic investments in privately held securities are in various classes of equity and convertible debt. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movements in the total enterprise value of the company in which we are invested. As a result, our investment in a specific company may move by more or less than any change in value of that overall company. In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as public offering, acquisition, or other favorable market event reflecting appreciation to the value of our investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2021 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As described in Note 9 "Commitments and Contingencies," of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein, we are not party to any material pending legal proceedings.

ITEM 1A.Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or results of operations could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or results of operations could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.
Risks Related to our Business and Industry
The global COVID-19 pandemic, has adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.

The COVID-19 pandemic and related adverse public health developments, including orders to shelter-in-place, have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns and increased market volatility. Our business and financial results during fiscal year 2021, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from the COVID-19 pandemic. The pandemic, as well as measures undertaken to contain the spread of COVID-19, have affected and could further affect our ability to travel to customers and prospects, resulting in delays in services delivery, delays in implementations, and interruptions or modifications in our sales and marketing activities, including Connections, our annual user conference, which has adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition, particularly if there are periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate. The pandemic has also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of the pandemic on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or in difficulty accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from COVID-19. As a result of these containment measures and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person, and higher employee attrition. Despite the increased availability of vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and emergence and spread of virus variants in markets and communities in which we, our customers, and our SI partners operate, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts of the pandemic and its effects on our business, results of operations, or financial condition. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are in the process of transitioning to a hybrid in-person and remote workforce, which will subject us to certain operational challenges and risks and potential harm to our business.

In response to the COVID-19 pandemic, our workforce shifted from in-person to remote work. We have announced our intention to transition to a hybrid work environment in which a significant portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. The transition to hybrid in-person as well as remote working may also subject us to other operational challenges and risks. For example, our shift to hybrid working may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale and retention rates. In addition, we expect to incur costs related to the transition to a hybrid workforce to, among other things, facilitate permanent remote work for a portion of our workforce and update our offices to offer more collaborative workspaces. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

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
•security and privacy concerns related to company data, customer data and systems that are accessed or otherwise used by our hybrid workforce and customers;
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

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. Further, due to multi-year term licenses and multi-year term license renewals, increased cloud-based subscription services, timing of and billing rates for professional services engagements, and other ongoing changes to our business, it is challenging to forecast our quarterly and annual results.
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
Additionally, seasonal patterns may be affected by the timing of particularly large transactions and the large number of renewals that occur in the first fiscal quarter. For example, in the first quarter of fiscal year 2021, we achieved higher revenue growth due to a five-year renewal of a single license agreement, which resulted in the first quarter of fiscal year 2021 lacking comparability to the prior year and creating a challenging comparable for the first quarter of fiscal year 2022.
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
We derive a significant majority of our revenue and cash flows from our established product offerings, including Guidewire InsuranceSuite via Guidewire Cloud, Guidewire InsuranceNow, Guidewire InsuranceSuite for self-managed installations, and our digital and data services and products. We expect to continue to derive a substantial portion of our revenue from these sources. As such, continued market acceptance of these services and products is critical to our growth and success. Demand for our services and products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our services and products, the timing of development and release of product upgrades and new products by us and our competitors, the cost and effort to migrate from self-managed products to subscription services, the ease of integrating our software to third-party software and services, technological advances that reduce the appeal of our services and products, changes in the regulations that our customers must comply with in the jurisdictions in which they operate, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our services and products, our business, results of operations, financial condition and growth prospects may be adversely affected.
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
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, including Cyence, a Software-as-a-Service company that applies data science and risk analytics to enable P&C insurers to underwrite “21st century risks” such as terrorism, cybersecurity, and reputational risk, in November 2017. Further, in August 2021, we acquired HazardHub, Inc., a leading insurtech provider of API-driven property risk insights. Our prior acquisitions were initially dilutive to earnings, and our recent acquisition of HazardHub, Inc. may also be initially dilutive. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired services and products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new services and products, the timing of revenue from the sale of services and products that we acquired or that result from the alliance, or from the sale of a bundle of services and products that includes such new services and products, may be different than the timing of revenue from existing services and products. In addition, our ability to maintain favorable pricing of new services and products may be challenging if we bundle such services and products with existing services and products. A delay in the recognition of revenue from sales of acquired or alliance services and products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
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
We have experienced consistent growth and expect to continue to expand our operations, including the number of employees and the locations and scope of our international operations. Additionally, the COVID-19 pandemic and related shelter in-place orders have resulted in our employees and contractors working from home, bringing new challenges to managing our business and work force. We have announced our intention to transition to a hybrid work environment in which a large portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis. This expansion and changing work environment has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology and cybersecurity infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new or enhanced services and products or investments in cloud operations. If we increase the size of our organization without experiencing an increase in sales of our services and products, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations or hybrid work environment, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected, and we may be unable to implement our business strategy.
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
In addition, if there is substantial turnover of customer personnel responsible for the use and support of our services and products, or if customer personnel are not well trained in the use and support of our services and products, customers may defer the deployment of our services and products, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our services and products, our ability to renew existing licenses and make additional sales may be substantially limited.
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
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our cloud services may be perceived as not being secure, customers may reduce the use of or stop using our services, we may incur significant liabilities, and our reputation could be harmed. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, and other liabilities for our company. While we have taken, and are continually updating, steps to protect the confidential information and customer data to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on, such as AWS, could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or infiltrate systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement with existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations and reputation.
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

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act, the California Privacy Rights Act, which takes substantial effect on January 1, 2023, the Virginia Consumer Data Protection Act, which takes effect on January 1, 2023, the Colorado Privacy Act, which takes effect on July 1, 2023, and the Court of Justice of the EU’s invalidation of the Privacy Shield framework in July 2020. On July 16, 2020, the Court of Justice of the European Union (EU) issued a verdict that ruled that the EU-US Data Protection Shield, on which many companies relied on to transfer their data between the US and the EU, was invalidated due to concerns around surveillance by US state and law enforcement agencies, known as the Schrems II decision. Schrems II now requires companies to conduct individual assessments of each data transfer to a non-EU country in order to ensure compliance. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services and products and reduce overall demand.

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
Real or perceived errors or failures in our services and products including implementation services may affect our reputation, cause us to lose customers, and reduce sales and renewal rates, which may harm our business and results of operations and subject us to liability for breach of warranty claims.
Because we offer complex services and products, undetected errors or failures may exist or occur, especially when services and products are first introduced or when new versions or updates are released. Our services and products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our services and products or may expose undetected errors, failures, or bugs in our services and products. Despite testing by us, we may not identify all errors, failures, or bugs in new services and products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our offerings after their introduction. Additionally, our Guidewire Cloud offerings rely on third-party hosting services, primarily AWS. Any material disruption or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our services, which could harm our reputation and adversely affect our results of operations.

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

We prepare our consolidated financial statements to conform to United States Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the SEC, Financial Accounting Standards Board (“FASB”), and various bodies formed to interpret and create accounting rules and regulations. Accounting standards, such as ASC 606 - Revenue from Contracts with Customers or ASC 842 - Leases, or the guidance relating to interpretation and adoption of standards could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.

We cannot predict the impact of future changes to accounting principles or our related accounting policies on our financial statements going forward. In addition, were we to change our accounting estimates, including those related to the timing of revenue recognition and those used to allocate revenue between various performance obligations, our reported revenue and results of operations could be significantly impacted. If we are unsuccessful in adapting to the requirements of any new standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline.

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

We have received an immaterial assessment from the California Franchise Tax Board for the state income tax returns filed for fiscal years 2018 and 2017. We have submitted a written protest and we do not believe the examinations will have a material impact on our results of operations, financial condition, or cash flows.

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

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes, inflation or deflation, or international currency fluctuations, have and may continue to affect the market price of our common stock.

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
In October 2020, our board of directors authorized and approved a share repurchase program of up to $200 million of our outstanding common stock, $11.2 million of which remains available for future repurchases as of October 31, 2021. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and sizes of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.

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

Furthermore, the increased pace of consolidation in the P&C insurance industry may result in reduced overall spending on our services and products. Acquisitions of customers or potential customers can delay or cancel sales cycles or result in existing arrangements not being renewed and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted.
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

Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. Additionally, the Covid-19 pandemic and recent economic conditions have increased attrition and decreased the number of available candidates for open positions. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, including managing employees and contractors remotely or in a hybrid environment, or we may be required to pay increased compensation in order to do so.

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

Because of the technical nature of our services and products and the dynamic market in which we compete, any failure to attract, integrate, and retain qualified direct sales, professional services, cloud operations, and product development personnel, as well as our contract workers, could harm our ability to generate sales, deliver consulting services, manage our customers’ cloud environments, or successfully develop new services and products and enhancements of existing services and products.
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
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, severe heat and cold events, fires, and other natural disasters, Germany and other parts of Europe has experienced flooding, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended October 31, 2021 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under The Plans or Programs(1)
August 1, 2021 - August 31, 2021	118,104	$114.55	1,607,095	$24.0
September 1, 2021 - September 30, 2021	60,936	$118.16	1,668,031	$16.8
October 1, 2021 - October 31, 2021	47,132	$117.42	1,715,163	$11.2

(1) On October 7, 2020, we announced that our board of directors authorized and approved a share repurchase program of up to $200.0 million of our outstanding stock. We began repurchasing shares under this program during the first quarter of fiscal year 2021. As of October 31, 2021, we had approximately $11.2 million remaining for future share repurchases under the share repurchase program. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. There is no stated expiration for the program.

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

Date:	December 3, 2021	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)