Form 10-Q
period 2022-01-31
Guidewire Software, Inc.
filed 2022-03-09
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On February 28, 2022, the registrant had 83,547,734 shares of common stock issued and outstanding.

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
•our ability to comply with current and evolving local and foreign data privacy laws, including the General Data Protection Regulation in the European Union (“EU”) and in the United Kingdom (“U.K.”), the California Consumer Privacy Act, the California Privacy Rights Act, and regulations in various other jurisdictions in the United States and abroad, and maintain the security of our customer’s data, our cloud-based services or products, and the related costs and liabilities that we may incur;
•retaining existing and hiring new personnel;
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
•the impact of new or revised regulations, laws, including tax laws in jurisdictions in which we operate, and accounting standards;
•our ability to apply accounting guidance that requires management to make estimates and assumptions and to adapt to and interpret the requirements of new guidance, or to clearly explain to stockholders how new guidance affects reporting of our results of operations;
•our exposure to market risks, including geographical and political events such as escalation in the ongoing conflict between Russia and Ukraine, that may negatively impact our customers, partners, and vendors or our business operations;
•data privacy concerns could result in regulatory changes and impose additional costs and liabilities on us and limit our use of information;
•the effect of uncertainties related to the global COVID-19 pandemic and future mutations or related strains of the virus such as the Omicron variant on U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our customers' and partners' businesses;
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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2022	July 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,378	$384,910
Short-term investments	562,753	734,517
Accounts receivable, net of allowances of $576 and $1,057, respectively	111,705	104,068
Unbilled accounts receivable, net	84,318	79,061
Prepaid expenses and other current assets	61,423	52,729
Total current assets	1,077,577	1,355,285
Long-term investments	293,537	227,164
Unbilled accounts receivable, net	19,665	24,361
Property and equipment, net	81,692	80,061
Operating lease assets	91,780	97,447
Intangible assets, net	27,918	19,743
Goodwill	372,062	340,877
Deferred tax assets, net	166,587	138,428
Other assets	52,807	38,479
TOTAL ASSETS	$2,183,625	$2,321,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,661	$27,830
Accrued employee compensation	53,516	102,137
Deferred revenue, net	123,234	138,699
Other current liabilities	29,740	31,648
Total current liabilities	231,151	300,314
Lease liabilities	108,941	115,374
Convertible senior notes, net	350,921	343,825
Deferred revenue, net	5,652	7,237
Other liabilities	6,492	10,201
Total liabilities	703,157	776,951
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,687,982	1,617,204
Accumulated other comprehensive income (loss)	(12,014)	(6,218)
Retained earnings (accumulated deficit)	(195,508)	(66,100)
Total stockholders’ equity	1,480,468	1,544,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,183,625	$2,321,845

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Revenue:
Subscription and support	$84,297	$59,563	$163,287	$117,529
License	69,798	77,912	109,951	143,195
Services	50,538	42,587	97,329	89,140
Total revenue	204,633	180,062	370,567	349,864
Cost of revenue:
Subscription and support	50,565	40,158	100,896	77,164
License	2,254	2,834	4,593	5,771
Services	55,165	48,910	105,674	99,934
Total cost of revenue	107,984	91,902	211,163	182,869
Gross profit:
Subscription and support	33,732	19,405	62,391	40,365
License	67,544	75,078	105,358	137,424
Services	(4,627)	(6,323)	(8,345)	(10,794)
Total gross profit	96,649	88,160	159,404	166,995
Operating expenses:
Research and development	60,403	53,194	120,329	105,809
Sales and marketing	51,167	39,216	94,798	75,860
General and administrative	24,536	22,820	49,111	44,000
Total operating expenses	136,106	115,230	264,238	225,669
Income (loss) from operations	(39,457)	(27,070)	(104,834)	(58,674)
Interest income	699	2,015	1,373	4,804
Interest expense	(4,833)	(4,651)	(9,627)	(9,271)
Other income (expense), net	(8,045)	6,805	(6,862)	9,373
Income (loss) before provision for (benefit from) income taxes	(51,636)	(22,901)	(119,950)	(53,768)
Provision for (benefit from) income taxes	(10,955)	(14,249)	(27,993)	(24,926)
Net income (loss)	$(40,681)	$(8,652)	$(91,957)	$(28,842)
Net income (loss) per share:
Basic	$(0.49)	$(0.10)	$(1.10)	$(0.34)
Diluted	$(0.49)	$(0.10)	$(1.10)	$(0.34)
Shares used in computing net income (loss) per share:
Basic	83,413,643	83,830,624	83,430,693	83,737,889
Diluted	83,413,643	83,830,624	83,430,693	83,737,889

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net income (loss)	$(40,681)	$(8,652)	$(91,957)	$(28,842)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,363)	2,726	(3,087)	2,032
Unrealized gains (losses) on available-for-sale securities	(2,537)	(1,210)	(3,655)	(3,049)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	603	214	854	573
Reclassification adjustment for realized gains (losses) included in net income (loss)	23	320	92	667
Total other comprehensive income (loss)	(4,274)	2,050	(5,796)	223
Comprehensive income (loss)	$(44,955)	$(6,602)	$(97,753)	$(28,619)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894
Net income (loss)	—	—	—	—	(51,276)	(51,276)
Issuance of common stock upon exercise of stock options	1,518	—	17	—	—	17
Issuance of common stock upon vesting of RSUs	335,653	—	—	—	—	—
Stock-based compensation	—	—	32,533	—	—	32,533
Repurchase and retirement of common stock	(226,172)	—	—	—	(26,262)	(26,262)
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(868)	—	(868)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	69	—	69
Balance as of October 31, 2021	83,305,156	$8	$1,649,754	$(7,741)	$(143,638)	$1,498,383
Net income (loss)	—	—	—	—	(40,681)	(40,681)
Issuance of common stock upon exercise of stock options	7,230	—	80	—	—	80
Issuance of common stock upon vesting of RSUs	329,987	—	—	—	—	—
Stock-based compensation	—	—	38,148	—	—	38,148
Repurchase and retirement of common stock	(96,373)	—	—	—	(11,189)	(11,189)
Foreign currency translation adjustment	—	—	—	(2,363)	—	(2,363)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,933)	—	(1,933)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	23	—	23
Balance as of January 31, 2022	83,546,000	$8	$1,687,982	$(12,014)	$(195,508)	$1,480,468

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768
Net income (loss)	—	—	—	—	(20,190)	(20,190)
Issuance of common stock upon exercise of stock options	39,169	—	1,716	—	—	1,716
Issuance of common stock upon vesting of RSUs	339,759	—	—	—	—	—
Stock-based compensation	—	—	28,394	—	—	28,394
Repurchase and retirement of common stock	(48,997)	—	—	—	(5,000)	(5,000)
Foreign currency translation adjustment	—	—	—	(694)	—	(694)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,480)	—	(1,480)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	347	—	347
Balance as of October 31, 2020	83,791,856	$8	$1,529,160	$(7,073)	$137,766	$1,659,861
Net income (loss)	—	—	—	—	(8,652)	(8,652)
Issuance of common stock upon exercise of stock options	9,415	—	104	—	—	104
Issuance of common stock upon vesting of RSUs	283,454	—	—	—	—	—
Stock-based compensation	—	—	30,209	—	—	30,209
Repurchase and retirement of common stock	(309,562)	—	—	—	(38,909)	(38,909)
Foreign currency translation adjustment	—	—	—	2,726	—	2,726
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(996)	—	(996)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	320	—	320
Balance as of January 31, 2021	83,775,163	$8	$1,559,473	$(5,023)	$90,205	$1,644,663
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(91,957)	$(28,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,979	20,971
Amortization of debt discount and issuance costs	7,096	6,715
Amortization of contract costs	6,310	5,355
Stock-based compensation	70,105	57,980
Changes to allowance for credit losses and revenue reserves	157	118
Deferred income tax	(30,249)	(20,294)
Amortization of premium (accretion of discount) on available-for-sale securities, net	3,315	3,128
Other non-cash items affecting net income (loss)	228	800
Changes in operating assets and liabilities:
Accounts receivable	(7,940)	22,368
Unbilled accounts receivable	(448)	(32,058)
Prepaid expenses and other assets	(13,335)	(3,441)
Operating lease assets	5,667	91
Accounts payable	(1,711)	(4,312)
Accrued employee compensation	(47,323)	3,844
Deferred revenue	(17,826)	(24,411)
Lease liabilities	(6,817)	2,669
Other liabilities	(2,303)	(13,059)
Net cash provided by (used in) operating activities	(110,052)	(2,378)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(367,114)	(523,601)
Sales of available-for-sale securities	50,361	85,553
Maturities of available-for-sale securities	415,265	456,198
Purchases of property and equipment	(6,990)	(5,517)
Capitalized software development costs	(6,197)	(4,884)
Acquisition of strategic investments	(10,521)	(2,000)
Acquisition of business, net of acquired cash	(43,830)	—
Net cash provided by (used in) investing activities	30,974	5,749
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	98	1,820
Repurchase and retirement of common stock	(37,451)	(42,679)
Net cash provided by (used in) financing activities	(37,353)	(40,859)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,807)	1,906
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(119,238)	(35,582)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	384,910	366,969
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$265,672	$331,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$2,500
Cash paid for income taxes, net of tax refunds	$2,152	$1,603
Accruals for purchase of property and equipment	$1,227	$5,127
Accruals for capitalized software development costs	$579	$344
Accrual for shares repurchased	—	1,230
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform, which combines core operations, digital engagement, analytics, and artificial intelligence ("AI") applications. The Company's technology platform supports core insurance operations, including underwriting, policy administration, claim management and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
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

Property, Equipment, and Software Development Costs
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs that do not extend the life or improve an asset are expensed in the period incurred.

The estimated useful lives of property, equipment, and software development are as follows:

Computer hardware	3 years
Purchased software	3 years
Software development	3 to 5 years
Equipment and machinery	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 10 years or remaining lease term
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

The Company capitalizes software development costs for technology applications that provide new or significantly enhanced functionality that the Company will offer solely as cloud-based subscriptions. Capitalized costs are primarily comprised of compensation for employees who are directly associated with cloud software development projects. The Company begins to capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, which is typically once the technology applications are available for general release, capitalized costs are amortized to cost of revenue over the estimated useful lives of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are recorded as research and development expense in the Company's condensed consolidated statements of operations as incurred. Capitalized software development costs are recorded in property and equipment in the Company's condensed consolidated balance sheets.
Leases
The Company accounts for leases under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 842: Leases (“ASC 842"). Under ASC 842, the Company determines if an arrangement is a lease at inception of the agreement. If an arrangement is determined to be a lease, an operating lease asset, also known as a right-of-use asset, and lease liability are recorded based on the present value of lease payments over the lease term. In connection with determining the present value of the lease payments, the Company considers only payments that are fixed and determinable at the time of commencement, including non-lease components that are fixed throughout the lease term. Variable components of the lease payments, such as utilities, maintenance, and taxes, are expensed as incurred and not included in determining the present value of the lease liability. As the Company's leases generally do not provide an implicit rate, the Company's incremental borrowing rate, calculated based on available information at the lease commencement date, is used in determining the present value of the lease payments. The Company's incremental borrowing rate is a hypothetical rate based on the Company's understanding of its credit rating. The lease term used to calculate the lease liability and operating lease asset includes options to extend or terminate the lease if it is reasonably certain the Company will exercise that option. Operating lease assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is reflected in the condensed consolidated statements of operations in each of the cost of revenue and operating expense categories.

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
No customer accounted for 10% or more of the Company's revenue for the three and six months ended January 31, 2022 and 2021. No customer accounted for 10% or more of the Company's accounts receivable as of January 31, 2022, and July 31, 2021.
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

Advertising Costs

Advertising costs are expensed as incurred and amounts incurred were not material during the three and six months ended January 31, 2022 and 2021.

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

Recent Accounting Pronouncements Not Yet Adopted

Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements, however, it believes the requirement to use the if-

converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes, could negatively affect its diluted earnings per share.

Other Accounting Pronouncements

Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2. Revenue

Disaggregation of Revenue
Revenue by license or service type is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Subscription and Support
Subscription	$62,871	$38,278	$120,000	$75,508
Support	21,426	21,285	43,287	42,021
License
Term license	69,750	77,864	109,855	143,089
Perpetual license	48	48	96	106
Services	50,538	42,587	97,329	89,140
Total revenue	$204,633	$180,062	$370,567	$349,864

Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended January 31, 2022
	Subscription and support	License	Services	Total

United States	$55,718	$38,133	$31,780	$125,631
Canada	14,037	4,700	6,887	25,624
Other Americas	1,046	—	715	1,761
Total Americas	70,801	42,833	39,382	153,016
United Kingdom	2,417	8,944	918	12,279
Other EMEA	5,381	6,686	7,003	19,070
Total EMEA	7,798	15,630	7,921	31,349
Total APAC	5,698	11,335	3,235	20,268
Total revenue	$84,297	$69,798	$50,538	$204,633

	Three Months Ended January 31, 2021
	Subscription and support	License	Services	Total

United States	$39,865	$39,438	$28,295	$107,598
Canada	7,862	8,606	2,653	19,121
Other Americas	1,112	188	1,517	2,817
Total Americas	48,839	48,232	32,465	129,536
United Kingdom	1,650	6,449	848	8,947
Other EMEA	4,694	11,282	6,691	22,667
Total EMEA	6,344	17,731	7,539	31,614
Total APAC	4,380	11,949	2,583	18,912
Total revenue	$59,563	$77,912	$42,587	$180,062

	Six Months Ended January 31, 2022
	Subscription and support	License	Services	Total

United States	$108,741	$56,586	$64,443	$229,770
Canada	25,978	10,513	9,245	45,736
Other Americas	2,085	237	1,423	3,745
Total Americas	136,804	67,336	75,111	279,251
United Kingdom	4,750	14,776	2,012	21,538
Other EMEA	10,598	8,093	13,398	32,089
Total EMEA	15,348	22,869	15,410	53,627
Total APAC	11,135	19,746	6,808	37,689
Total revenue	$163,287	$109,951	$97,329	$370,567

	Six Months Ended January 31, 2021
	Subscription and support	License	Services	Total

United States	$78,878	$80,415	$60,655	$219,948
Canada	15,004	19,359	3,790	38,153
Other Americas	2,225	423	3,363	6,011
Total Americas	96,107	100,197	67,808	264,112
United Kingdom	3,680	14,748	2,163	20,591
Other EMEA	9,814	12,085	13,669	35,568
Total EMEA	13,494	26,833	15,832	56,159
Total APAC	7,928	16,165	5,500	29,593
Total revenue	$117,529	$143,195	$89,140	$349,864
No country or region, other than those presented above, accounted for more than 10% of revenue during the three and six months ended January 31, 2022 and 2021.

Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	January 31, 2022	July 31, 2021
Unbilled accounts receivable, net	$103,983	$103,422
Contract costs, net	44,048	42,235
Deferred revenue, net	128,886	145,936

As of January 31, 2022 and July 31, 2021, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $14.7 million and $13.4 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of January 31, 2022 and July 31, 2021, respectively. The non-current portion of contract costs of $29.3 million and $28.9 million is included in other assets in the Company’s condensed consolidated balance sheets as of January 31, 2022 and July 31, 2021, respectively. The Company amortized $3.3 million and $3.1 million of contract costs during the three months ended January 31, 2022 and 2021, respectively, and $6.3 million and $5.4 million of contract costs during the six months ended January 31, 2022 and 2021, respectively.
Deferred revenue
During the three and six months ended January 31, 2022, the Company recognized revenue of approximately $39 million and $107 million, respectively, related to the Company’s deferred revenue balance reported as of July 31, 2021.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied, was approximately $908 million as of January 31, 2022. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations calculation as these arrangements can be cancelled at any time.

3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	January 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$241,734	$—	$—	$241,734
Corporate bonds	381,914	139	(1,807)	380,246
Certificates of deposit	63,051	—	—	63,051
U.S. Government bonds	75,301	17	(607)	74,711
Money market funds	106,208	—	—	106,208
U.S. Government agency securities	32,639	—	(228)	32,411
Asset-backed securities	55,924	—	(211)	55,713
Foreign government bonds	35,406	—	(175)	35,231
Municipal bonds	205	—	(1)	204
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$993,382	$156	$(3,029)	$990,509
*At original cost

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$389,837	$—	$—	$389,837
Corporate bonds	371,374	623	(37)	371,960
Certificates of deposit	82,250	—	—	82,250
U.S. Government bonds	64,401	62	(1)	64,462
Money market funds	125,118	—	—	125,118
U.S. Government agency securities	85,165	15	—	85,180
Asset-backed securities	47,925	29	(7)	47,947
Foreign government bonds	33,177	10	(2)	33,185
Municipal bonds	1,685	—	—	1,685
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,201,932	$739	$(47)	$1,202,624
*At original cost

The Company does not consider any portion of the unrealized losses at January 31, 2022 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on specific identification when the securities are sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).

The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	January 31, 2022
	Less Than 12 Months	12 Months or Greater	Total
Commercial paper	$239,234	$2,500	$241,734
Corporate bonds	207,859	172,387	380,246
Certificates of deposit	62,051	1,000	63,051
U.S. Government bonds	46,878	27,833	74,711
Money market funds	106,208	—	106,208
U.S. Government agency securities	4,999	27,412	32,411
Asset-backed securities	3,670	52,043	55,713
Foreign government bonds	24,869	10,362	35,231
Municipal bonds	204	—	204
Strategic convertible debt investment	$1,000	$—	$1,000
Total	$696,972	$293,537	$990,509

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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	—	28,011	—	28,011
Money market funds	106,208	—	—	106,208
Total cash equivalents	106,208	28,011	—	134,219
Short-term investments:
Commercial paper	—	211,223	—	211,223
Corporate bonds	—	207,859	—	207,859
Certificates of deposit	—	62,051	—	62,051
U.S. Government bonds	—	46,878	—	46,878
U.S. Government agency securities	—	4,999	—	4,999
Asset-backed securities	—	3,670	—	3,670
Foreign government bonds	—	24,869	—	24,869
Municipal bonds	—	204	—	204
Strategic convertible debt investment	—	—	1,000	1,000
Total short-term investments	—	561,753	1,000	562,753
Long-term investments:
Commercial paper	—	2,500	—	2,500
Corporate bonds	—	172,387	—	172,387
Certificates of deposit	—	1,000	—	1,000
U.S. Government bonds	—	27,833	—	27,833
U.S. Government agency securities	—	27,412	—	27,412
Asset-backed securities	—	52,043	—	52,043
Foreign government bonds	—	10,362	—	10,362
Total long-term investments	—	293,537	—	293,537
Total	106,208	883,301	1,000	990,509

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$115,825	$—	$115,825
Money market funds	125,118	—	—	125,118
Total cash equivalents	125,118	115,825	—	240,943
Short-term investments:
Commercial paper	—	274,012	—	274,012
Corporate bonds	—	225,384	—	225,384
Certificates of deposit	—	80,750	—	80,750
U.S. Government bonds	—	45,320	—	45,320
U.S. Government agency securities	—	69,183	—	69,183
Asset-backed securities	—	9,036	—	9,036
Foreign government bonds	—	28,353	—	28,353
Municipal bonds	—	1,480	—	1,480
Strategic convertible debt investment	—	—	1,000	1,000
Total short-term investments	—	733,518	1,000	734,518
Long-term investments:
Corporate bonds	—	146,576	—	146,576
Certificates of deposit	—	1,500	—	1,500
U.S. Government bonds	—	19,142	—	19,142
U.S. Government agency securities	—	15,997	—	15,997
Asset-backed securities	—	38,911	—	38,911
Foreign government bonds	—	4,832	—	4,832
Municipal bonds	—	205	—	205
Total long-term investments	—	227,163	—	227,163
Total	$125,118	$1,076,506	$1,000	$1,202,624

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $434.3 million and $452.0 million at January 31, 2022 and July 31, 2021, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information, see Note 7 "Convertible Senior Notes."

4. Acquisitions
On August 18, 2021, the Company completed its acquisition of HazardHub, Inc. ("HazardHub") for net cash consideration of approximately $53 million, subject to customary transaction adjustments, including $8.3 million of acquisition consideration holdback subject to service conditions over the next three years, which is being held in escrow and considered restricted cash. The escrow is included in the condensed consolidated balance sheets in the amounts of $3.3 million in prepaid expenses and other current assets and of $5.0 million in other assets. HazardHub provides API-driven property risk insights to the property & casualty insurance industry through curation, analysis, and distillation of vast amounts of data to deliver a comprehensive, national catalog of risks that may damage or destroy property. The acquisition was accounted for as a business combination.
In conjunction with the preliminary purchase price allocation, the Company determined that HazardHub's separately identifiable intangible assets were developed technology, customer relationships, and trade names. The valuation models were based on estimates of future operating projections of HazardHub and rights to sell new products containing the acquired technology, as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, in addition to royalty and long-term sustainable growth rates based on a market analysis. These fair value measurements were based on significant inputs that were not observable in the market and thus represents a Level 3 measurement. The Company amortizes the acquired intangibles over their estimated useful lives as set forth in the table below.
The preliminary allocation of purchase price is pending the completion of certain statutory tax filing requirements and is therefore subject to potential future measurement period adjustments. The measurement period will end no later than August 17, 2022. The preliminary allocation of the purchase consideration is as follows:

	Preliminary Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$461
Acquired technology	9,700	5
Customer relationships	5,100	5
Trademarks	900	7
Goodwill	31,185
Deferred tax liability	(2,839)
Total preliminary purchase consideration	$44,507
Goodwill of $31.2 million arising from the acquisition is primarily related to the acquired workforce, expected synergies, and the opportunity to expand the Company’s customer base. The goodwill recorded is not expected to be deductible for income tax purposes.
5. Balance Sheet Components

Accounts Receivables, Net

Accounts receivable, net consists of the following (in thousands):

	January 31, 2022	July 31, 2021
Accounts receivable	$112,281	$105,125
Allowance for credit losses and revenue reserves	(576)	(1,057)
Accounts receivable, net	$111,705	$104,068

Allowance for Credit Losses and Revenue Reserves

Changes to the allowance for credit losses and revenue reserves consists of the following (in thousands):

Balance as of July 31, 2021	$1,057
Net changes to credit losses	—
Net changes to revenue reserves	(154)
Write-offs, net	(327)
Balance as of January 31, 2022	$576

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2022	July 31, 2021
Prepaid expenses	$21,319	$20,330
Contract costs	14,717	13,365
Deferred costs	9,910	9,247
Other	15,477	9,787
Prepaid expenses and other current assets	$61,423	$52,729

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	January 31, 2022	July 31, 2021
Computer hardware	$14,009	$19,256
Purchased software	5,484	6,002
Capitalized software development costs	30,881	24,025
Equipment and machinery	8,654	12,214
Furniture and fixtures	11,453	11,482
Leasehold improvements	59,686	57,960
Total property and equipment	130,167	130,939
Less accumulated depreciation	(48,475)	(50,878)
Property and equipment, net	$81,692	$80,061

As of January 31, 2022 and July 31, 2021, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $3.5 million for both of the three months ended January 31, 2022 and 2021, and $7.2 million for both of the six months ended January 31, 2022 and 2021.

The Company recognized amortization expense related to capitalized software development costs in cost of subscription and support revenue on the condensed consolidated statements of operations of $1.5 million and $0.7 million during the three months ended January 31, 2022 and 2021, respectively, and $2.7 million and $1.4 million during the six months ended January 31, 2022 and 2021, respectively.

Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill, July 31, 2021	$340,877
Addition — HazardHub acquisition	31,185
Goodwill, January 31, 2022	$372,062

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		January 31, 2022			July 31, 2021
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	3.3	$38,100	$25,016	$13,084	$93,600	$86,367	$7,233
Customer contracts and related relationships	3.7	40,800	27,860	12,940	35,700	24,432	11,268
Partner relationships	3.2	200	130	70	200	119	81
Trademarks	4.5	3,400	1,576	1,824	2,500	1,339	1,161
Total	3.6	$82,500	$54,582	$27,918	$140,700	$120,957	$19,743

Amortization expense was $3.8 million and $6.3 million for the three months ended January 31, 2022 and 2021, respectively, and $7.5 million and $12.6 million for the six months ended January 31, 2022 and 2021, respectively. The future amortization expense for existing intangible assets as of January 31, 2022, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2022 (remainder of fiscal year)	$6,557
2023	6,888
2024	5,468
2025	5,026
2026	3,572
Thereafter	407
Total	$27,918

Other assets

Other assets consist of the following (in thousands):

	January 31, 2022	July 31, 2021
Prepaid expenses	$2,759	$3,276
Contract costs	29,331	28,870
Deferred costs	1,664	2,777
Strategic equity investments	14,077	3,556
Other	4,976	—
Other assets	$52,807	$38,479

The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. In the second quarter of fiscal year 2022, the Company invested $10.5 million in new strategic investments. No impairment charges related to strategic investments were recognized during the three and six months ended January 31, 2022 and 2021, respectively.

Accrued Employee Compensation

Accrued employee compensation consists of the following (in thousands):

	January 31, 2022	July 31, 2021
Bonus	$24,898	$48,414
Commission	4,047	11,271
Vacation*	5,027	23,803
Salaries, payroll taxes, and benefits	19,544	18,649
Accrued employee compensation	$53,516	$102,137
*In the first quarter of fiscal year 2022, the Company paid out accrued vacation for employees in certain countries upon adopting a non-accrued vacation policy effective September 1, 2021.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	January 31, 2022	July 31, 2021
Lease liabilities	$11,239	$11,624
Accrued royalties	9,239	7,525
Accrued taxes	3,727	6,796
Other	5,535	5,703
Other current liabilities	$29,740	$31,648
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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands except share and per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(40,681)	$(8,652)	$(91,957)	$(28,842)
Net income (loss) per share:
Basic	$(0.49)	$(0.10)	$(1.10)	$(0.34)
Diluted	$(0.49)	$(0.10)	$(1.10)	$(0.34)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	83,413,643	83,830,624	83,430,693	83,737,889

The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Stock options	20,216	35,724	22,458	48,598
Stock awards	3,268,003	3,020,497	3,126,378	2,899,553
Convertible senior notes	—	209,722	66,834	104,861

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three months ended January 31, 2022, the average market price of the Company's common stock did not exceed the conversion price for the Convertible Senior Notes.

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

The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	January 31, 2022	July 31, 2021
Principal	$400,000	$400,000
Less unamortized:
Debt discount	43,807	50,198
Debt issuance costs	5,272	5,977
Net carrying amount	$350,921	$343,825

The effective interest rate of the Convertible Senior Notes is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Contractual interest expense	$1,250	$1,250	$2,500	$2,500
Amortization of debt discount	3,215	3,057	6,391	6,077
Amortization of debt issuance costs	357	322	705	637
Total	$4,822	$4,629	$9,596	$9,214

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

Components of operating lease costs were as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Operating lease cost[1]	$3,933	$4,500	$8,185	$8,872
Variable lease cost	1,442	1,165	2,850	2,531
Sublease income	(356)	(397)	(746)	(792)
Net operating lease cost	$5,019	$5,268	$10,289	$10,611
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.3 million and $0.3 million for the three months ended January 31, 2022 and 2021, respectively, and $0.5 million and $0.6 million for the six months ended January 31, 2022 and 2021, respectively.

Future operating lease payments as of January 31, 2022 were as follows (in thousands):

Fiscal Year Ending July 31,
2022 (remainder of fiscal year)	$7,445
2023	16,711
2024	16,615
2025	16,857
2026	17,006
Thereafter	67,609
Total future lease payments	142,243
Less imputed interest	(22,063)
Total lease liability balance	$120,180

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	January 31, 2022	July 31, 2021
Operating lease assets	$91,780	$97,447

Current portion of lease liabilities	$11,239	$11,624
Non-current portion of lease liabilities	108,941	115,374
Total lease liabilities	$120,180	$126,998

Weighted average remaining lease term (years)	8.30	8.74
Weighted average discount rate	4.10%	4.20%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Cash payments for operating leases	$4,411	$4,082	$10,345	$9,367
Operating lease assets obtained in exchange for lease liabilities	$18	$(2,703)	$433	$6,514

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

Legal Proceedings

From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of January 31, 2022 or July 31, 2021. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.

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

The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2022 or July 31, 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

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

10. Stock-Based Compensation Expense and Shareholders’ Equity

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Stock-based compensation expense	$38,147	$30,209	$70,680	$58,603
Net impact of deferred stock-based compensation	(282)	(313)	(575)	(623)
Total stock-based compensation expense, net	$37,865	$29,896	$70,105	$57,980
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,773	$2,954	$7,121	$5,556
Cost of license revenue	189	145	371	396
Cost of services revenue	6,081	5,578	11,718	11,121
Research and development	9,433	7,604	18,047	14,851
Sales and marketing	10,825	6,806	18,314	12,783
General and administrative	7,564	6,809	14,534	13,273
Total stock-based compensation expense	$37,865	$29,896	$70,105	$57,980

Total unrecognized stock-based compensation expense as of January 31, 2022 related to Stock Awards is $321.9 million, that will be recognized over a weighted average period of 2.7 years.

Stock Awards

A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2021	2,394,968	$107.15	$275,900
Granted	1,609,375	$119.61
Released	(665,640)	$104.90	$76,912
Canceled	(203,385)	$110.53
Balance as of January 31, 2022	3,135,318	$113.80	$316,165
Expected to vest as of January 31, 2022	3,135,318	$113.80	$316,165
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $100.84 and $115.20 on January 31, 2022 and July 31, 2021, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. PSUs awarded in fiscal years 2021 and 2022 will vest over three years with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year. The TSR PSUs are subject to total shareholder return rankings of the Company's common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. The Company recognized stock-based compensation related to these performance-based and market-based stock awards of $3.5 million and $3.7 million for the three months ended January 31, 2022 and 2021, respectively, and $7.5 million and $7.0 million for the six months ended January 31, 2022 and 2021, respectively.

Stock Options

Stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2021	25,278	$17.39	5.0	$2,472
Granted	—
Exercised	(8,748)	$11.12		$900
Canceled	—
Balance at January 31, 2022	16,530	$20.72	3.7	$1,324
Vested and expected to vest as of January 31, 2022	16,530	$20.72	3.7	$1,324
Exercisable as of January 31, 2022	16,530	$20.72	3.7	$1,324
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $100.84 and $115.20 on January 31, 2022 and July 31, 2021, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Common Stock Reserved for Issuance

As of January 31, 2022 and July 31, 2021, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,546,000 and 83,194,157 shares of common stock were issued and outstanding, respectively.

As of January 31, 2022 and July 31, 2021, the Company had reserved shares of common stock for future issuance as follows:

	January 31, 2022	July 31, 2021
Exercise of stock options to purchase common stock	16,530	25,278
Vesting of stock awards	3,135,318	2,394,968
Shares available under stock plans	3,608,079	5,014,069
Total common stock reserved for issuance	6,759,927	7,434,315

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

During the three months ended January 31, 2022, the Company repurchased 96,373 shares of common stock at an average price of $116.09 per share, for an aggregate purchase price of $11.2 million. During the six months ended January 31, 2022, the Company repurchased 322,545 shares of common stock at an average price of $116.11 per share, for an aggregate purchase price of $37.5 million. As of January 31, 2022, the share repurchase program was completed.
11. Income Taxes

The Company recognized an income tax benefit of $11.0 million and $14.2 million for the three months ended January 31, 2022 and 2021, respectively, and $28.0 million and$24.9 million for the six months ended January 31, 2022 and 2021, respectively. The change in the amount of income taxes recorded for the three months ended January 31, 2022, compared to the same period a year ago, was primarily due to the increase in loss before tax, offset by the release of uncertain tax positions in the prior year. The change in the amount of income taxes recorded for the six months ended January 31, 2022, compared to the same period a year ago, was primarily due to the increase in the loss before taxes and research and development credits, offset by the release of uncertain tax positions in the prior year and the tax impact caused by the tax status change of certain foreign subsidiaries for U.S. tax purposes. The effective tax rate of 21% and 23% for the three and six months ended January 31, 2022, respectively, could differ from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, and certain non-deductible expenses including executive compensation.

During the three and six months ended January 31, 2022, unrecognized tax benefits increased by $0.4 million and $0.9 million, respectively. As of January 31, 2022, the Company had unrecognized tax benefits of $11.6 million that, if recognized, would affect the Company’s effective tax rate.
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

The Company's long-lived assets for this disclosure is defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region is as follows (in thousands):

	January 31, 2022	July 31, 2021
Americas	$137,759	$143,736
EMEA	34,553	32,171
APAC	1,160	1,601
Total	$173,472	$177,508

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
Overview
Guidewire delivers a leading platform that Property & Casualty ("P&C") insurers trust to engage, innovate, and grow efficiently. Guidewire's platform combines core operations, digital engagement, analytics, and artificial intelligence ("AI") applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.
Our core operational services and products are InsuranceSuite via Guidewire Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These services and products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. InsuranceSuite via Guidewire Cloud is a highly configurable and scalable product, delivered as a service and primarily comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform ("GWCP") architecture and leverage our in-house Guidewire Cloud operations team. InsuranceSuite via Guidewire Cloud is designed to support multiple releases each year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite via Guidewire Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite via Guidewire Cloud. InsuranceNow is a complete, cloud-based application that offers policy, billing, and claims management functionality to insurers. InsuranceSuite for self-managed installations is comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our Analytics and AI offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.

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

We sell our cloud-delivered offerings through subscription services and our self-managed products through term licenses. We generally price our services and products based on the amount of DWP that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria is met including providing access to the service. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our platform, services, and products. A majority of our services revenue is billed monthly on a time and materials basis.
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
Our business and financial results since the third quarter of fiscal year 2020 have been impacted due to these disruptions, including decreases in annual recurring revenue ("ARR") growth rates, services revenue and margins, operating cash flow, potentially higher employee attrition, challenges in hiring necessary personnel, and the change in fair value of strategic investments. ARR and revenue, especially services revenue, continued to be impacted in fiscal year 2022 as a result of the challenges related to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, SI partners and vendors operate. Additionally, in recent quarters, inflation has reached levels that have not been seen for decades which is impacting the global economy and magnifying the impact of these and other disruptions.
Although vaccines are making progress against the COVID-19 pandemic in the United States and certain other parts of the world where vaccinations are widely available, the economic impact of the pandemic on our business and the businesses of our customers, SI partners, and vendors may continue through fiscal year 2022, if not longer. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have been cancelled or postponed, while others are being hosted both in-person and virtually, like our customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the pandemic’s global economic impact could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our services and products based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill.
In response to the pandemic, various government programs have been announced which provide financial relief to affected businesses. As an example, the Canadian Government enacted the Canada Emergency Wage Subsidy ("CEWS") under their COVID-19 Economic Response Plan to prevent layoffs and help employers offset, for a limited time, a portion of their employee salaries and wages. Beginning in January 2021, we applied for the CEWS, to the extent we met the requirements to receive a subsidy. We have not and do not expect to receive a subsidy under the CEWS for the six months ended January 31, 2022.
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
Annual Recurring Revenue ("ARR")
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. During the six months ended January 31, 2022, the recurring license and support or subscription contract value recognized as services revenue was $6.0 million.

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

As of January 31, 2022, ARR was $620 million, compared to $582 million as of July 31, 2021. ARR results for interim quarterly periods in fiscal year 2022 are measured on a constant currency basis, using the actual currency rates at the end of fiscal year 2021 throughout the year.

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

	Six Months Ended January 31,
	2022	2021
Net cash provided by (used in) operating activities	$(110,052)	$(2,378)
Purchases of property and equipment	(6,990)	(5,517)
Capitalized software development costs	(6,197)	(4,884)
Free cash flow	$(123,239)	$(12,779)

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

There have been no material changes to our significant and critical accounting policies as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 except for the addition of business combinations as a significant accounting policy which is described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements adopted, including the dates of adoption, and recent account pronouncements not yet adopted.

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

	Three Months Ended January 31,
	2022	As a % of total revenue	2021	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$84,297	41%	$59,563	33%
License	69,798	34	77,912	43
Services	50,538	25	42,587	24
Total revenue	204,633	100	180,062	100
Cost of revenue:
Subscription and support	50,565	25	40,158	22
License	2,254	1	2,834	2
Services	55,165	27	48,910	27
Total cost of revenue	107,984	53	91,902	51
Gross profit:
Subscription and support	33,732	16	19,405	11
License	67,544	33	75,078	41
Services	(4,627)	(2)	(6,323)	(3)
Total gross profit	96,649	47	88,160	49
Operating expenses:
Research and development	60,403	30	53,194	30
Sales and marketing	51,167	25	39,216	22
General and administrative	24,536	12	22,820	13
Total operating expenses	136,106	67	115,230	65
Income (loss) from operations	(39,457)	(20)	(27,070)	(16)
Interest income	699	—	2,015	1
Interest expense	(4,833)	(2)	(4,651)	(3)
Other income (expense), net	(8,045)	(4)	6,805	4
Income (loss) before provision for (benefit from) income taxes	(51,636)	(26)	(22,901)	(14)
Provision for (benefit from) income taxes	(10,955)	(5)	(14,249)	(8)
Net income (loss)	$(40,681)	(21)%	$(8,652)	(6)%

	Six Months Ended January 31,
	2022	As a % of total revenue	2021	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$163,287	44%	$117,529	34%
License	109,951	30	143,195	41
Services	97,329	26	89,140	25
Total revenue	370,567	100	349,864	100
Cost of revenue:
Subscription and support	100,896	27	77,164	22
License	4,593	1	5,771	2
Services	105,674	29	99,934	28
Total cost of revenue	211,163	57	182,869	52
Gross profit:
Subscription and support	62,391	17	40,365	12
License	105,358	28	137,424	39
Services	(8,345)	(2)	(10,794)	(3)
Total gross profit	159,404	43	166,995	48
Operating expenses:
Research and development	120,329	32	105,809	30
Sales and marketing	94,798	26	75,860	22
General and administrative	49,111	13	44,000	13
Total operating expenses	264,238	71	225,669	65
Income (loss) from operations	(104,834)	(28)	(58,674)	(17)
Interest income	1,373	—	4,804	1
Interest expense	(9,627)	(3)	(9,271)	(3)
Other income (expense), net	(6,862)	(2)	9,373	3
Income (loss) before provision for (benefit from) income taxes	(119,950)	(33)	(53,768)	(16)
Provision for (benefit from) income taxes	(27,993)	(8)	(24,926)	(7)
Net income (loss)	$(91,957)	(25)%	$(28,842)	(9)%

Revenue
We derive our revenue primarily from delivering cloud-based services, licensing our software applications, providing support, and delivering professional services.
Subscription and Support
A growing portion of our revenue consists of fees for our subscription services, which are generally priced based on the amount of DWP that is managed by our subscription services. Subscription revenue is recognized ratably over the term of the arrangement, beginning at the point in time our provisioning process has been completed and access has been made available to the customer. The initial term of such arrangements is generally from three to five years. Subscription agreements contain optional annual renewals commencing upon the expiration of the initial contract term. A majority of our subscription customers are billed annually in advance. In some arrangements with multiple performance obligations, a portion of recurring subscription contract value may be allocated to license revenue or services revenue for revenue recognition purposes. For example, in arrangements with multiple performance obligations that include services at discounted rates, a portion of the total contract value related to subscription services will be allocated and recognized as services revenue. Additionally, agreements to migrate an existing term license customer to subscription services contain multiple performance obligations, including a provision to continue using the term license during the subscription service implementation period. Under these migration agreements, a portion of the total contract value related to subscription services could be allocated and recognized as term license and support revenue in the period renewed or delivered.
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
Services
Our services revenue is primarily derived from implementation and migration services performed for our customers, reimbursable travel expenses, and training fees. A majority of our services engagements are billed and revenue is recognized on a time and materials basis upon providing our services.

	Three Months Ended January 31,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$62,871	31%	$38,278	21%	$24,593	64%
Support	21,426	10	21,285	12	141	1%
License:
Term license	69,750	34	77,864	43	(8,114)	(10)%
Perpetual license	48	—	48	—	—	—%
Services	50,538	25	42,587	24	7,951	19%
Total revenue	$204,633	100%	$180,062	100%	$24,571	14%

	Six Months Ended January 31,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$120,000	32%	$75,508	22%	$44,492	59%
Support	43,287	12	42,021	12	1,266	3%
License:
Term license	109,855	30	143,089	41	(33,234)	(23)%
Perpetual license	96	—	106	—	(10)	(9)%
Services	97,329	26	89,140	25	8,189	9%
Total revenue	$370,567	100%	$349,864	100%	$20,703	6%

Subscription and Support
We anticipate subscriptions will continue to represent a majority of new arrangements, including customers migrating from existing term license arrangements to subscription services, in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue on a year over year basis. If we complete a higher percentage of subscription arrangements in a given period, our short-term growth rates will be negatively impacted. Due to the seasonal nature of our business, the impact of new subscription orders in the fourth fiscal quarter, our historically largest quarter for new orders, is not reflected in revenues until the following fiscal year.
Subscription revenue increased by $24.6 million and $44.5 million during the three and six months ended January 31, 2022, respectively, compared to the same periods a year ago, primarily due to the impact of new cloud transition agreements for InsuranceSuite via Guidewire Cloud entered into and provisioned since January 31, 2021.
Support revenue increased by $0.1 million and $1.3 million during the three and six months ended January 31, 2022, respectively, compared to the same periods a year ago.
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
Term license revenue decreased by $8.1 million during the three months ended January 31, 2022, compared to the prior year period, primarily due to the impact of multi-year term license renewals in the prior year period and fewer new term license deals during the three months ended January 31, 2022 compared to the prior year period. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $1.1 million during the three months ended January 31, 2022 compared with $4.2 million in the prior year period.
Term license revenue decreased by $33.2 million during the six months ended January 31, 2022, compared to the prior year period, primarily due to the impact of multi-year term license renewals in the six months ended January 31, 2021 and fewer new term license deals in the six months ended January 31, 2022 compared to the prior year period. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $1.1 million during the six months ended January 31, 2022 compared with $19.5 million in the prior year period.
Perpetual license revenue accounted for less than 1% of total revenue during the three and six months ended January 31, 2022. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.

Services
Services revenue increased by $8.0 million and $8.2 million during the three and six months ended January 31, 2022, respectively, compared to the same periods a year ago. The increase is primarily driven by an increase in the number and size of subscription implementation and migration projects, but services revenue overall continues to be impacted by contracts with lower average services billing rates and increased investments in customer implementations, including fixed fee or capped arrangements, to accelerate their transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease which can result in revenue adjustments and lower gross profit.
We expect some level of variability in our services revenue in future periods. As we successfully leverage our SI partners to lead more implementations, our services revenue could decrease. We expect challenges related to COVID-19 and our ability to hire additional services professionals will also continue to negatively impact services revenue. As we continue to expand into new markets and develop new services and products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margins.

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
Cost of Revenue:

	Three Months Ended January 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$50,565	$40,158	$10,407	26%
License	2,254	2,834	(580)	(20)
Services	55,165	48,910	6,255	13
Total cost of revenue	$107,984	$91,902	$16,082	17

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,773	$2,954	$819
Cost of license revenue	189	145	44
Cost of services revenue	6,081	5,578	503
Total	$10,043	$8,677	$1,366

	Six Months Ended January 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$100,896	$77,164	$23,732	31%
License	4,593	5,771	(1,178)	(20)
Services	105,674	99,934	5,740	6
Total cost of revenue	$211,163	$182,869	$28,294	15

Includes stock-based compensation of:
Cost of subscription and support revenue	$7,121	$5,556	$1,565
Cost of license revenue	371	396	(25)
Cost of services revenue	11,718	11,121	597
Total	$19,210	$17,073	$2,137

Cost of subscription and support revenue during the three months ended January 31, 2022 increased by $10.4 million, compared to the same period a year ago. The increase is primarily due to increases in personnel costs of $7.6 million due to our continued investment in our cloud operations to increase operational efficiency and scale, cloud infrastructure expense of $3.8 million for our growing cloud customer base, and higher amortization of previously capitalized software development costs of $0.6 million, partially offset by a decrease in amortization of acquired intangibles of $2.2 million due to certain acquired intangible assets being fully amortized.
Cost of subscription and support revenue during the six months ended January 31, 2022 increased by $23.7 million, compared to the same period a year ago. The increase is primarily due to increases in personnel costs of $15.8 million due to our continued investment in our cloud operations to increase operational efficiency and scale, cloud infrastructure expense of $10.3 million for our growing cloud customer base, higher amortization of previously capitalized software development costs of $1.1 million, and professional services expense of $0.5 million. These increases were partially offset by a decrease in amortization of acquired intangibles of $4.5 million due to certain acquired intangible assets being fully amortized.
Due to our continued investment in cloud-based operations, increase in new cloud-based customers, and increased usage from existing cloud-based customers, the costs to provide our subscription and support services has increased. We expect our cost of subscription and support revenue to increase as we continue to invest in our cloud operations, more customers migrate from term licenses to subscription services, and we incur higher cloud infrastructure costs to support our growing cloud customer base, to improve efficiencies, and to continuously improve and maintain secure environments. However, we believe that the cost of subscription and support revenue will grow at a slower rate than subscription and support revenue in future years as we achieve economies of scale and other efficiencies. The short-term impact of these trends along with mix within subscription and support revenue may result in a decline in subscription and support gross margin even though subscription and support gross profit increases in absolute dollars.
The $0.6 million decrease in cost of license revenue during the three months ended January 31, 2022, compared to the same period a year ago, was primarily due to decreases in amortization of acquired intangible assets of $0.4 million due to certain acquired intangible assets being fully amortized and personnel costs of $0.1 million due to lower costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite.
The $1.2 million decrease in cost of license revenue during the six months ended January 31, 2022, compared to the same period a year ago, was primarily due to decreases in amortization of acquired intangible assets of $0.7 million due to certain acquired intangible assets being fully amortized and personnel costs of $0.4 million due to lower costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $6.3 million increase in cost of services revenue during the three months ended January 31, 2022, compared to the same period a year ago, was primarily due to increases of $6.0 million in subcontractor and personnel expenses for InsuranceSuite implementations and $0.2 million in software subscription expenses.
The $5.7 million increase in cost of services revenue during the six months ended January 31, 2022, compared to the same period a year ago, was primarily due to an increase of $5.1 million in subcontractor and personnel expenses for InsuranceSuite implementations and, to a lesser extent, increases of $0.4 in software subscriptions and $0.1 million in web hosting services.
We had 666 cloud operations and technical support employees and 678 professional services employees at January 31, 2022, compared to 519 cloud operations and technical support employees and 675 professional services employees at January 31, 2021.

Gross Profit:

	Three Months Ended January 31,
	2022		2021		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$33,732	40%	$19,405	33%	$14,327	74%
License	67,544	97	75,078	96	(7,534)	(10)
Services	(4,627)	(9)	(6,323)	(15)	1,696	27
Total gross profit	$96,649	47	$88,160	49	$8,489	10

Our gross profit increased $8.5 million during the three months ended January 31, 2022, compared to the same period a year ago. Gross profit was impacted by the increase in subscription and support gross profit as subscription revenue increased faster than cost of subscription and support revenue as we begin to see economies of scale in our cloud operations. This increase was partially offset by a decrease in term license revenue during the second quarter of fiscal year 2022, compared to the same period a year ago.
Our gross margin decreased to 47% during the three months ended January 31, 2022 from 49% during the same period a year ago. Gross margin was primarily impacted by the increased percentage of subscription and support revenue to total revenue as subscription and support revenue has lower gross margin compared to license revenue.

	Six Months Ended January 31,
	2022		2021		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$62,391	38%	$40,365	34%	$22,026	55%
License	105,358	96	137,424	96	(32,066)	(23)
Services	(8,345)	(9)	(10,794)	(12)	2,449	23
Total gross profit	$159,404	43	$166,995	48	$(7,591)	(5)

Our gross profit decreased $7.6 million during the six months ended January 31, 2022, compared to the same period a year ago. Gross profit was impacted by the decrease in term license revenue due to the impact of multi-year term license arrangements entered into during the first half of fiscal year 2022 being significantly lower than the impact of multi-year term license arrangements in the same period a year ago. This decrease was partially offset by an increase in subscription and support gross profit due to the increase in subscription revenue, which has a lower gross margin compared to license revenue.
Our gross margin decreased to 43% during the six months ended January 31, 2022 from 48% during the same period a year ago. Gross margin was primarily impacted by the increase as a percentage of total revenue of subscription and support revenue, which has a lower gross margin compared to license revenue.
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

	Three Months Ended January 31,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$60,403	30%	$53,194	30%	$7,209	14%
Sales and marketing	51,167	25	39,216	22	11,951	30
General and administrative	24,536	12	22,820	13	1,716	8
Total operating expenses	$136,106	67	$115,230	65	$20,876	18

Includes stock-based compensation of:
Research and development	$9,433		$7,604		$1,829
Sales and marketing	10,825		6,806		4,019
General and administrative	7,564		6,809		755
Total	$27,822		$21,219		$6,603

	Six Months Ended January 31,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$120,329	32%	$105,809	30%	$14,520	14%
Sales and marketing	94,798	26	75,860	22	18,938	25
General and administrative	49,111	13	44,000	13	5,111	12
Total operating expenses	$264,238	71	$225,669	65	$38,569	17

Includes stock-based compensation of:
Research and development	$18,047		$14,851		$3,196
Sales and marketing	18,314		12,783		5,531
General and administrative	14,534		13,273		1,261
Total	$50,895		$40,907		$9,988
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $7.2 million increase in research and development expenses during the three months ended January 31, 2022, compared to the same period a year ago, was primarily due to increases of $5.8 million in personnel costs associated with higher headcount, inclusive of $0.8 million in acquisition consideration holdback costs relating to the Hazard Hub acquisition, $0.8 million in cloud infrastructure costs for our development environments, $0.3 million in software subscription costs, and $0.3 million in professional services.
The $14.5 million increase in research and development expenses during the six months ended January 31, 2022, compared to the same period a year ago, was primarily due to increases of $11.1 million in personnel costs associated with higher headcount, inclusive of $1.5 million in acquisition consideration holdback costs relating to the HazardHub acquisition, $2.4 million in cloud infrastructure costs for our development environments, $0.7 million in software subscription costs, and $0.3 million in professional services.
Our research and development headcount was 875 at January 31, 2022 compared with 806 at January 31, 2021.
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
The $12.0 million increase in sales and marketing expenses during the three months ended January 31, 2022, compared to the same period a year ago, was primarily due to increases of $8.6 million in personnel costs due to higher headcount to sell and market our services and products; $2.1 million in marketing and advertising expense due to costs associated with Connections Reimagined, our annual sales conference which was a hybrid event held in November 2021, compared to a fully virtual event held during the same period last year; $1.0 million in travel expenses as in-person client interactions resume; and $0.3 million in web hosting costs and professional services.
The $18.9 million increase in sales and marketing expenses during the six months ended January 31, 2022, compared to the same period a year ago, was primarily due to increases of $14.9 million in personnel costs due to higher headcount to sell and market our services and products; $1.7 million in marketing and advertising expense associated with Connections Reimagined, our annual sales conference which was a hybrid event held in November 2021, compared to a fully virtual event held during the same period last year; $1.9 million in travel expenses as in-person client interactions resume; and $0.4 million in web hosting costs and professional services.

Our sales and marketing headcount was 463 at January 31, 2022 compared with 423 at January 31, 2021.
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
The $1.7 million increase in general and administrative during the three months ended January 31, 2022, compared to the same period a year ago, was primarily due to increases of $2.2 million in personnel costs due to higher headcount and $0.9 million in software subscription and web hosting costs, partially offset by a decrease of $1.3 million in professional services.
The $5.1 million increase in general and administrative during the six months ended January 31, 2022, compared to the same period a year ago, was primarily due to increases of $3.6 million in personnel costs due to higher headcount and $2.3 million in software subscription and web hosting costs, partially offset by a decrease of $0.8 million in professional services.
Our general and administrative headcount was 435 at January 31, 2022 compared with 365 at January 31, 2021. General and administrative headcount includes personnel in information technology, information security, facilities, and recruiting whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.
Other Income (Expense)

	Three Months Ended January 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$699	$2,015	$(1,316)	(65)%
Interest expense	$(4,833)	$(4,651)	$(182)	4%
Other income (expense), net	$(8,045)	$6,805	$(14,850)	(218)%
*Not meaningful

	Six Months Ended January 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$1,373	$4,804	$(3,431)	(71)%
Interest expense	(9,627)	(9,271)	(356)	4%
Other income (expense), net	(6,862)	9,373	(16,235)	(173)%

Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased $1.3 million and $3.4 million during the three and six months ended January 31, 2022, respectively, compared to the same period a year ago, primarily due to lower yields on invested funds.

Interest Expense

Interest expense includes both stated interest and the amortization of debt discount and issuance costs associated with our Convertible Senior Notes. The amortization of debt discount and issuance costs are recognized on an effective interest basis. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate have not changed.
Interest expense for the three months ended January 31, 2022 and 2021 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $3.6 million and $3.4 million, respectively, and stated interest of $1.3 million in both periods.

Interest expense for the six months ended January 31, 2022 and 2021 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $7.1 million and $6.7 million, respectively, and stated interest of $2.5 million in both periods.

Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable and intercompany receivables and payables. We currently are entering into transactions in the following currencies: the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Malaysian Ringgit, Mexican Peso, New Zealand Dollar, Polish Zloty, Russian Ruble, South African Rand, and Swiss Franc.
Other income (expense), net during the three and six months ended January 31, 2022 was expense of $8.0 million and $6.9 million, respectively, as compared to income of $6.8 million and $9.4 million during the same periods a year ago, due to fluctuations in foreign currency exchange rates in those periods.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended January 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(10,955)	$(14,249)	$3,294	(23)%
Effective tax rate	21%	62%

	Six Months Ended January 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(27,993)	$(24,926)	$(3,067)	12%
Effective tax rate	23%	46%
We recognized an income tax benefit of $11.0 million and $14.2 million for the three months ended January 31, 2022 and 2021, respectively, and an income tax benefit of $28.0 million and $24.9 million for the six months ended January 31, 2022 and 2021, respectively. The change in the amount of income taxes recorded for the three months ended January 31, 2022, compared to the same period a year ago, was primarily due to the increase in loss before tax, offset by the release of uncertain tax positions in the prior year. The change in the amount of income taxes recorded for the six months ended January 31, 2022, compared to the same period a year ago, was primarily due to the increase in the loss before taxes and research and development credits, offset by the release of uncertain tax positions in the prior year and the tax impact caused by the tax status change of certain foreign subsidiaries for U.S. tax purposes.
The effective tax rate of 21% and 23% for the three and six months ended January 31, 2022 could differ from the statutory U.S. federal income tax rate of 21% due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, and certain non-deductible expenses including executive compensation.
During the three and six months ended January 31, 2022, unrecognized tax benefits increased by $0.4 million and $0.9 million, respectively. As of January 31, 2022, we had unrecognized tax benefits of $11.6 million that, if recognized, would affect our effective tax rate.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Gross profit reconciliation:
GAAP gross profit	$96,649	$88,160	$159,404	$166,995
Non-GAAP adjustments:
Stock-based compensation	10,043	8,677	19,210	17,073
Amortization of intangibles	1,905	4,526	3,849	9,052
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(968)	—	(968)
Non-GAAP gross profit	$108,597	$100,395	$182,463	$192,152

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(39,457)	$(27,070)	$(104,834)	$(58,674)
Non-GAAP adjustments:
Stock-based compensation	37,865	29,896	70,105	57,980
Amortization of intangibles	3,770	6,323	7,524	12,646
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(1,686)	—	(1,686)
Acquisition consideration holdback(2)	836	—	1,509	—
Non-GAAP income (loss) from operations	$3,014	$7,463	$(25,696)	$10,266

Net income (loss) reconciliation:
GAAP net income (loss)	$(40,681)	$(8,652)	$(91,957)	$(28,842)
Non-GAAP adjustments:
Stock-based compensation	37,865	29,896	70,105	57,980
Amortization of intangibles	3,770	6,323	7,524	12,646
Amortization of debt discount and issuance costs	3,572	3,379	7,096	6,714
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(1,686)	—	(1,686)
Acquisition consideration holdback(2)	836	—	1,509	—
Tax impact of non-GAAP adjustments(3)	(10,165)	(20,232)	(17,131)	(23,375)
Non-GAAP net income (loss)	$(4,803)	$9,028	$(22,854)	$23,437

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(10,955)	$(14,249)	$(27,993)	$(24,926)
Non-GAAP adjustments:
Stock-based compensation	5,347	8,138	16,895	(14,153)
Amortization of intangibles	532	1,721	1,877	(3,298)
Amortization of debt discount and issuance costs	504	920	1,766	(1,727)
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(459)	—	(459)
Acquisition consideration holdback(2)	118	—	359	—
Tax impact of non-GAAP adjustments(3)	3,664	9,912	(3,766)	43,012
Non-GAAP tax provision (benefit)	$(790)	$5,983	$(10,862)	$(1,551)

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.49)	$(0.10)	$(1.10)	$(0.34)
Non-GAAP adjustments:
Stock-based compensation	0.45	0.36	0.84	0.70
Amortization of intangibles	0.05	0.08	0.10	0.16
Amortization of debt discount and issuance costs	0.04	0.04	0.08	0.08
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(0.02)	—	(0.02)
Acquisition consideration holdback(2)	0.01	—	0.02	—
Tax impact of non-GAAP adjustments(3)	(0.12)	(0.24)	(0.20)	(0.28)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation(4)	—	(0.01)	(0.01)	(0.02)
Non-GAAP net income (loss) per share — diluted	$(0.06)	$0.11	$(0.27)	$0.28

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares — diluted	83,413,643	83,830,624	83,430,693	83,737,889
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation(4)	—	1,007,573	—	859,492
Pro forma weighted average shares — diluted	83,413,643	84,838,197	83,430,693	84,597,381

(1) Effective the second quarter of fiscal year 2021, the COVID-19 Canada Emergency Wage Subsidy benefit has been included as a non-GAAP adjustment. Prior to the second quarter of fiscal year 2021, this program was unavailable. Beginning with the first quarter of fiscal year 2022, we have not and do not expect to receive a subsidy under the COVID-19 Canada Emergency Wage Subsidy.
(2) Effective the first quarter of fiscal year 2022, the acquisition consideration holdback that is earned and recognized as expense over a post-acquisition service period has been included as a non-GAAP adjustment. Prior to the first quarter of fiscal year 2022, there was no acquisition consideration holdback in any periods presented.
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
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	January 31, 2022	July 31, 2021
Cash, cash equivalents, and investments	$1,113,668	$1,346,591
Working capital	$846,426	$1,054,971

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
As of January 31, 2022, approximately $48.4 million of our cash and cash equivalents were domiciled in foreign jurisdictions. While we have no current plans to repatriate these funds to the United States, we may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Share Repurchase Program
In October 2020, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. During the three months ended January 31, 2022, we repurchased 96,373 shares of common stock at an average price of $116.09 per share, for an aggregate purchase price of $11.2 million. As of January 31, 2022, the share repurchase program was completed.

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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Six Months Ended January 31,
	2022	2021
Net cash provided by (used in) operating activities	$(110,052)	$(2,378)
Net cash provided by (used in) investing activities	$30,974	$5,749
Net cash provided by (used in) financing activities	$(37,353)	$(40,859)

Cash Flows from Operating Activities
Net cash used in operating activities was $110.1 million for the six months ended January 31, 2022 compared to net cash used in operating activities of $2.4 million during the six months ended January 31, 2021. This $107.7 million increase in operating cash used was attributable to a $63.9 million increase in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items along with $43.7 million in cash used by working capital activities. Changes in working capital include a $69.1 million payment of our fiscal year 2021 corporate bonus and accrued vacation balances in countries in which we adopted a non-accrual vacation policy in the first quarter of fiscal year 2022, which was $47.8 million higher than the bonus payment during the same period a year ago. A portion of the fiscal year 2020 bonus, which would have been paid in the first quarter of fiscal year 2021, was accelerated due to COVID-19 and paid in fiscal year 2020.
Cash Flows from Investing Activities
Net cash provided by investing activities was $31.0 million for the six months ended January 31, 2022 compared to net cash provided by investing activities of $5.7 million for the six months ended January 31, 2021. The $25.2 million increase in cash provided by investing activities was primarily due to a $80.4 million decrease in net purchases of available-for-sale securities offset by $43.8 million paid as purchase consideration for the acquisition of HazardHub, an $8.5 million increase in strategic investments, and a $2.8 million increase in capital expenditures and capitalized software development costs.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended January 31, 2022 was $37.4 million compared to $40.9 million net cash used in financing activities for the six months ended January 31, 2021. This $3.5 million decrease in cash used was primarily because we repurchased $5.2 million less of our common stock under our share repurchase program during the six months ended January 31, 2022 compared to the same period a year ago, offset by an increase in proceeds from option exercises of $1.7 million.
Commitments and Contractual Obligations
Our estimated future obligations consist of leases, royalties, purchase obligations, debt, and unrecognized tax benefits as of January 31, 2022. Refer to Note 7 "Convertible Senior Notes," Note 8 "Leases," Note 9 “Commitments and Contingencies,” and Note 11 “Income Taxes” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2021. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
Through January 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of January 31, 2022 and July 31, 2021 were $1,113.7 million and $1,346.6 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $5.4 million and $5.2 million in the market value of our available-for-sale securities as of January 31, 2022 and July 31, 2021, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable and intercompany receivables and payables. For the six months ended January 31, 2022 and 2021, we recorded a foreign currency loss of $6.8 million and a foreign currency gain of $9.4 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $23.2 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2022 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and related adverse public health developments, including orders to shelter-in-place, have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Our business and financial results during fiscal year 2021, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from the COVID-19 pandemic. The pandemic, as well as measures undertaken to contain the spread of COVID-19, have affected and could further affect our ability to travel to customers and prospects, resulting in delays in services delivery, delays in implementations, and interruptions or modifications in our sales and marketing activities, including Connections, our annual user conference, which has adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition, particularly if there are periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate. The pandemic has also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of the pandemic on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or in difficulty accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from COVID-19 and inflation and related implementation delays. As a result of these containment measures and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person, difficulty in hiring necessary personnel, and higher employee attrition. Despite the increased availability of vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and emergence and spread of virus variants in markets and communities in which we, our customers, and our SI partners operate, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts of the pandemic and its effects on our business, results of operations, or financial condition. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
Factors that may affect our results of operations include:
•the impact of economic downturns and related market volatility caused by the COVID-19 pandemic, inflation, or other national and worldwide events on our business and the businesses of our customers, partners, and vendors;
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
•the incurrence of penalties or having to renegotiate contract terms for failing to meet certain contractual obligations, including service levels, product development cycles and functionality, and implementation times and objectives;
•security and privacy concerns related to employee data, customer data and systems that are accessed or otherwise used by our hybrid workforce and customers;
•future accounting pronouncements or changes in accounting rules and our related accounting policies, interpretations, and controls;
•our ability to realize expected benefits from our acquisitions and other strategic business transactions;
•reductions in our customers’ budgets for information technology purchases and delays in their purchasing decisions;
•employee retention, the ability to hire appropriate personnel, and the timing of hiring personnel and employee related expenses;
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
•we may enter into agreements with future product delivery requirements, specified terms for product upgrades or functionality, acceptance terms, or unconditional return rights, which may require us to delay revenue recognition for a period of time; and
•revenue recognition may not occur in the period when the order is placed due to certain revenue recognition criteria not being met, such as delivery of the software or providing access to the subscription services.
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
To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. This change to our business model requires a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our transition to cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue, cost of services revenue, and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of third-party infrastructure in which we rely to host our subscription services, may be difficult to predict over time, especially in light of our limited experience with the costs of delivering cloud-based versions of our applications. Furthermore, we may assume greater responsibilities for implementation of subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional services or products or upon renewal of existing agreements, and a customer’s renegotiation or refusal to pay its contractually-obligated subscription or service fees.
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
In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including, but not limited to, price, security, reliability, performance, customer preference, public concerns regarding privacy, and the enactment of restrictive laws or regulations. We are in the early stages of re-architecting our existing services and products and developing new services and products in an effort to offer customers greater choices on how they utilize our software. As our business practices in this area develop and evolve over time, we may be required to revise our current subscription agreements, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including, but not limited to, customer demand, our ability to further develop, manage, and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, our customers' ability to successfully migrate and implement our subscription services, tax and accounting implications, and our costs.
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
The implementation and testing of our services and products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our services and products typically involves integration with our customers’ and third parties’ systems, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our services and products. Failing to meet the expectations of our customers during the implementation of our services and products could result in a loss of customers and negative publicity about us and our services and products. Such failure could result from deficiencies in our product capabilities or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or products sales or upon renewals of existing licenses and services, potential reversals of previously recognized revenue, a customer renegotiating existing contractual terms, and a customer’s refusal to pay their contractually-obligated license, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, the COVID-19 pandemic caused sales and implementation cycles to lengthen, along with other impacts on our business. We have, have had, and may in the future have, restrictions on travel in place, which are in accordance with recommendations by the U.S. government, The Centers for Disease Control and Prevention, and other equivalent agencies in the locations in which we operate, and our customers, SI partners, and prospects have likewise enacted their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings have affected and could continue to affect services delivery, delay implementations, and interrupt sales activity. We cannot predict the duration or the extent of adverse impacts from the COVID-19 pandemic on our business, results of operations, and financial condition.

Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.

Our subscription and support revenue was 34% and 27% of total revenue for fiscal years 2021 and 2020, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 35% and 42% for fiscal years 2021 and 2020, respectively, while the gross margin for license revenue was 97% and 97% for fiscal years 2021 and 2020, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may result in further erosion of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of the COVID-19 pandemic, inflation, or other disasters.

Further, our services revenue was 25% and 28% of total revenue for fiscal years 2021 and 2020, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was negative for both fiscal years 2021 and 2020. If we experience an increase in the percentage of total revenue represented by services revenue, like we did in fiscal year 2018 due to acquisitions and other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new services and products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of the COVID-19 pandemic, inflation, or other disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging clients to accelerate their cloud transition or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
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
If we or our SI partners do not effectively assist our customers in deploying our services and products, successfully help our customers quickly resolve post-deployment issues, assist our customers in migrating from self-managed licenses to subscription services, and provide effective ongoing support, our ability to renew existing agreements and sell additional services and products to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our services and products are deployed and integrated with our customers’ existing information technology environment, our customers may depend on our technical support services and/or the support of SI partners or internal resources to resolve any issues relating to our services and products. High-quality support is critical for the continued successful marketing and sale of our services and products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in multiple languages. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to sell additional services and products to these customers or to transition existing license customers to subscription services, a key strategy for the growth of our revenue and profitability. In addition, as we further expand our cloud-based services and products, our professional services, cloud operations and support organizations will face new challenges, including hiring, training, and integrating a large number of new personnel with experience in delivering high-quality services and support for cloud-based offerings. Further, as we continue to rely on SIs to provide deployment, migration, and on-going services, our ability to ensure a high level of quality in addressing customer issues and providing a maintainable and efficient cloud environment could be diminished as we may be unable to control the quality or timeliness of the implementation of our services and products by our SI partners. Our failure to maintain high-quality implementation and support services, or to ensure that SIs provide the same, could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.
We may expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, including Cyence, a Software-as-a-Service company that applies data science and risk analytics to enable P&C insurers to underwrite “21st century risks” such as terrorism, cybersecurity, and reputational risk, in November 2017. Further, in August 2021, we acquired HazardHub, Inc., a leading insurtech provider of API-driven property risk insights. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures, be dilutive to earnings, and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired services and products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new services and products, the timing of revenue from the sale of services and products that we acquired or that result from the alliance, or from the sale of a bundle of services and products that includes such new services and products, may be different than the timing of revenue from existing services and products. In addition, our ability to maintain favorable pricing of new services and products may be challenging if we bundle such services and products with existing services and products. A delay in the recognition of revenue from sales of acquired or alliance services and products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
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
Our SI partners help us reach additional customers. We believe our future growth also will depend on the retention and expansion of successful relationships with SI partners, including with SI partners that will focus on services and products we may acquire in the future. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of relationships with SI partners, including regional and local SI partners. Although we have established relationships with some of the leading SI partners, our services and products may compete directly against services and products that such leading SI partners support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to migrating or implementing our services and products, the quality or timeliness of such migrations and implementations, or the effects of the COVID-19 pandemic on our SI partners. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our services and products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
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
Risks Related to Data Security and Privacy, Intellectual Property, and Information Technology
If our products or cloud-based services experience data security breaches or there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.
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

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act, the California Privacy Rights Act, which takes substantial effect on January 1, 2023, and the Court of Justice of the EU’s invalidation of the Privacy Shield framework in July 2020. On July 16, 2020, the Court of Justice of the EU issued a verdict that ruled that the EU-US Privacy Shield, on which many companies relied on to transfer their data between the EU and the U.S., was invalidated due to concerns around surveillance by U.S. state and law enforcement agencies, known as the Schrems II decision. Schrems II now requires companies to conduct case-by-case assessments of each data transfer to a non-EU, or non-UK, country in order to ensure that such data is adequately protected. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services and products and reduce overall demand.

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

Privacy concerns in the EU and the U.K. are evolving and we may face fines and other penalties, as well as reputational harm, if we fail to comply with these current and evolving laws, and compliance with these laws may increase our expenses and adversely affect our business and results of operations.
On April 27, 2016 the EU adopted the General Data Protection Regulation 2016/679 (“GDPR”), that took effect on May 25, 2018. The GDPR applies to any company established in the European Economic Area (“EEA”) as well as to those outside the EEA if they carry out processing of personal data of individuals in the EEA that is related to the offering of goods or services to them or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of personal data, enhanced data subject rights, mandatory data breach notification requirements, and onerous new obligations on data processors. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with GDPR requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations, regulatory guidance, and enforcement decisions and as we continue to negotiate data processing agreements with our customers and business partners.

In addition, the GDPR restricts transfers of personal data outside of the EEA to countries deemed to lack adequate privacy protections, including the U.S., unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU–U.S. data transfers. On July 16, 2020, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, but it deemed that SCCs are valid, provided additional safeguards are in place. However, the ECJ ruled that transfers made pursuant to SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether SCCs will face additional challenges. Moreover, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the Swiss-U.S. Privacy Shield to provide adequate protections for transfers of Swiss personal data to the U.S., following the invalidation of the EU-U.S. Privacy Shield by the ECJ. Further, on June 4, 2021, the European Commission published revised standard contractual clauses for data transfers from the EEA. The revised clauses must be used for relevant new data transfers from September 27, 2021, while existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses in relation to our customer arrangements within the relevant time frames, which could increase our compliance costs and adversely affect our business. We (and many other companies) may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the United States and other countries. As data protection authorities continue to issue further guidance and orders on personal data export mechanisms and/or continue taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Given our current transition to more cloud-based services and the current data protection landscape in the EU, we may be subject to greater risk of potential inquiries and/or enforcement actions from regulators. We may find it necessary to establish alternative systems to maintain EEA personal data within the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our cloud-based services, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, including fines and harm to our reputation, and adversely affect our ability to offer cloud-based services.

Starting on January 1, 2021, as a result of Brexit, the U.K. has brought the GDPR into domestic U.K. law with the Data Protection Act 2018 (“U.K. GDPR”), which will remain in force. The U.K. GDPR mirrors the data protection obligations and fines under the GDPR, but there may be further developments about the regulation of particular issues such as U.K. data exports. The United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the U.K. under the U.K. GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest U.K. data transfer documentation for data transfers subject to the U.K. GDPR, in relation to relevant existing contracts and certain additional contracts and customer arrangements, within the relevant time frames. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the U.K., enabling data transfers from EEA member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and it remains under review by the Commission during this period. In September 2021, the U.K. government launched a consultation on its proposals for wide-ranging reform of U.K. data protection laws following Brexit. There is a risk that any material changes which are made to the U.K. data protection regime could result in the Commission reviewing the U.K. adequacy decision, and the U.K. losing its adequacy decision if the Commission deems the U.K. to no longer provide adequate protection for personal data. These changes may lead to additional costs and increase our overall risk exposure.

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

We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the migration and implementation of our services and products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or product sales or upon renewals of existing licenses or services, renegotiation or modification of existing contracts that could potentially result in reversals of previously recognized revenue, or a customer’s refusal to pay its contractually-obligated fees. In addition, time-consuming or difficult migrations and implementations may also increase the amount of services personnel we must allocate to the project without commensurate compensation, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

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
We use technology and intellectual property licensed from unaffiliated third parties in certain of our services and products, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property or the integration of third-party technology and intellectual property with our services and products could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute this third-party technology could limit the functionality of our services and products and might require us to redesign our services and products.

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

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes, inflation or deflation, or international currency fluctuations, have and may continue to affect the market price of our common stock.

In the past, we and many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and we may become the target of complaints of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from our business, which could seriously harm our business, results of operations, and financial condition.
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

The affirmative vote of the holders of at least a majority of our shares of capital stock entitled to vote is generally necessary to amend or repeal the above provisions that are contained in our amended and restated certificate of incorporation. Also, absent approval of our board of directors, our amended and restated bylaws may only be amended or repealed by the affirmative vote of the holders of at least 50% of our shares of capital stock entitled to vote.

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
We cannot guarantee that any share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock.
In October 2020, our board of directors authorized and approved a share repurchase program of up to $200 million of our outstanding common stock. As of January 31, 2022, the share repurchase program was completed. However, our board of directors may authorize a new share repurchase program in the future. Stock repurchases may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and sizes of repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. A stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. A share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.

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
As of January 31, 2022, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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

Further, other global events such as the imposition of various trade tariffs by the United States and China and the COVID-19 pandemic, have created and may continue to create global economic uncertainty, including inflationary pressures, in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our services and products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

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

Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. Additionally, the COVID-19 pandemic and recent economic conditions have increased attrition and decreased the number of available candidates for open positions which has increased the time to identify and hire new employees. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, including managing employees and contractors remotely or in a hybrid environment which has increased in connection with the COVID-19 pandemic and its associated workplace-related ramifications, or we may be required to pay increased compensation in order to do so.

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
Factors outside of our control, including, but not limited to, natural catastrophes, the geopolitical landscape, and terrorism may adversely impact the P&C insurance industry, preventing us from expanding or maintaining our existing customer base and increasing our revenue. Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events, and to interruption by man-made problems such as computer viruses.
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or war or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflict between Russia and Ukraine, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, severe heat and cold events, fires, and other natural disasters, Germany and other parts of Europe have experienced flooding, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, tsunami, fire, flood, epidemic, or pandemic, such as the COVID-19 pandemic, could have a material adverse impact on our business, results of operations, and financial condition. In addition, our information technology systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering, such as the Log4j vulnerability. To the extent that such disruptions result in delays or cancellations of customer orders or collections, or the deployment or availability of our services and products, our business, results of operations, and financial condition would be adversely affected.
Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, Russian Ruble, South African Rand, and Swiss Franc.
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our applications and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR and operating income, which could have an adverse effect on our stock price. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended January 31, 2022 was as follows (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under The Plans or Programs(1)
November 1, 2021 - November 30, 2021	—	$—	—	$11.2
December 1, 2021 - December 31, 2021	95,560	$116.16	95,560	$0.1
January 1, 2022 - January 31, 2022	813	$108.47	96,373	$—

(1) On October 7, 2020, we announced that our board of directors authorized and approved a share repurchase program of up to $200.0 million of our outstanding stock. We began repurchasing shares under this program during the first quarter of fiscal year 2021. As of January 31, 2022, the share repurchase program was completed.

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

Date:	March 8, 2022	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)