Form 10-Q
period 2022-04-30
Guidewire Software, Inc.
filed 2022-06-08
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On May 31, 2022, the registrant had 83,816,376 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, services, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Part II – Other Information – Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•growth prospects of the property and casualty (“P&C”) insurance industry and our company;
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

•effectiveness of our research and development and cloud operations investment and efforts;
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
•our exposure to market risks, including geographical and political events such as escalation in the ongoing conflict between Russia and Ukraine, supply chain disruptions and inflation, that may negatively impact our customers, partners, and vendors or our business operations;
•data privacy concerns could result in regulatory changes and impose additional costs and liabilities on us and limit our use of information;
•the effect of uncertainties related to the global COVID-19 pandemic and future mutations or related strains of the virus on U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our customers’ and partners’ businesses;
•data security breaches of our cloud-based services or products or unauthorized access to our customers’ and employees’ data;
•our stock price may be volatile, which could result in securities class action litigation against us;
•our ability to successfully defend litigation brought against us; and
•our ability to satisfy future liquidity requirements.

The summary risk factors described above should be read together with the text of the Risk Factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes thereto, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). Additional risks and uncertainties beyond those summarized above or discussed elsewhere in this Quarterly Report on Form 10-Q may apply to our business, activities, or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.

_____________

Unless the context requires otherwise, we are referring to Guidewire Software, Inc., together with its subsidiaries, when we use the terms “Guidewire,” the “Company,” “we,” “our,” or “us.”

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2022	July 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$326,861	$384,910
Short-term investments	481,086	734,517
Accounts receivable, net of allowances of $462 and $1,057, respectively	85,703	104,068
Unbilled accounts receivable, net	104,359	79,061
Prepaid expenses and other current assets	58,260	52,729
Total current assets	1,056,269	1,355,285
Long-term investments	281,069	227,164
Unbilled accounts receivable, net	17,626	24,361
Property and equipment, net	80,079	80,061
Operating lease assets	89,438	97,447
Intangible assets, net	24,148	19,743
Goodwill	372,189	340,877
Deferred tax assets, net	184,910	138,428
Other assets	51,607	38,479
TOTAL ASSETS	$2,157,335	$2,321,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,257	$27,830
Accrued employee compensation	67,939	102,137
Deferred revenue, net	111,685	138,699
Other current liabilities	27,217	31,648
Total current liabilities	237,098	300,314
Lease liabilities	105,735	115,374
Convertible senior notes, net	354,544	343,825
Deferred revenue, net	3,809	7,237
Other liabilities	6,499	10,201
Total liabilities	707,685	776,951
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,721,241	1,617,204
Accumulated other comprehensive income (loss)	(18,647)	(6,218)
Retained earnings (accumulated deficit)	(252,952)	(66,100)
Total stockholders’ equity	1,449,650	1,544,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,157,335	$2,321,845

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Revenue:
Subscription and support	$86,851	$64,836	$250,138	$182,365
License	53,894	50,937	163,845	194,132
Services	56,703	48,195	154,032	137,335
Total revenue	197,448	163,968	568,015	513,832
Cost of revenue:
Subscription and support	54,758	41,284	155,654	118,448
License	1,951	1,991	6,544	7,762
Services	63,779	48,790	169,453	148,724
Total cost of revenue	120,488	92,065	331,651	274,934
Gross profit:
Subscription and support	32,093	23,552	94,484	63,917
License	51,943	48,946	157,301	186,370
Services	(7,076)	(595)	(15,421)	(11,389)
Total gross profit	76,960	71,903	236,364	238,898
Operating expenses:
Research and development	64,049	54,155	184,378	159,964
Sales and marketing	48,142	40,879	142,940	116,739
General and administrative	27,173	23,695	76,284	67,695
Total operating expenses	139,364	118,729	403,602	344,398
Income (loss) from operations	(62,404)	(46,826)	(167,238)	(105,500)
Interest income	1,000	1,559	2,373	6,363
Interest expense	(4,885)	(4,698)	(14,512)	(13,969)
Other income (expense), net	(6,932)	5,259	(13,794)	14,632
Income (loss) before provision for (benefit from) income taxes	(73,221)	(44,706)	(193,171)	(98,474)
Provision for (benefit from) income taxes	(15,777)	(8,073)	(43,770)	(32,999)
Net income (loss)	$(57,444)	$(36,633)	$(149,401)	$(65,475)
Net income (loss) per share:
Basic and diluted	$(0.69)	$(0.44)	$(1.79)	$(0.78)
Shares used in computing net income (loss) per share:
Basic and diluted	83,689,429	83,600,327	83,440,231	83,693,045

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net income (loss)	$(57,444)	$(36,633)	$(149,401)	$(65,475)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,769)	403	(5,856)	2,435
Unrealized gains (losses) on available-for-sale securities	(5,163)	(1,285)	(8,818)	(4,334)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	1,218	228	2,072	801
Reclassification adjustment for realized gains (losses) included in net income (loss)	81	336	173	1,003
Total other comprehensive income (loss)	(6,633)	(318)	(12,429)	(95)
Comprehensive income (loss)	$(64,077)	$(36,951)	$(161,830)	$(65,570)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894
Net income (loss)	—	—	—	—	(51,276)	(51,276)
Issuance of common stock upon exercise of stock options	1,518	—	17	—	—	17
Issuance of common stock upon vesting of RSUs	335,653	—	—	—	—	—
Stock-based compensation	—	—	32,533	—	—	32,533
Repurchase and retirement of common stock	(226,172)	—	—	—	(26,262)	(26,262)
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(868)	—	(868)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	69	—	69
Balance as of October 31, 2021	83,305,156	$8	$1,649,754	$(7,741)	$(143,638)	$1,498,383
Net income (loss)	—	—	—	—	(40,681)	(40,681)
Issuance of common stock upon exercise of stock options	7,230	—	80	—	—	80
Issuance of common stock upon vesting of RSUs	329,987	—	—	—	—	—
Stock-based compensation	—	—	38,148	—	—	38,148
Repurchase and retirement of common stock	(96,373)	—	—	—	(11,189)	(11,189)
Foreign currency translation adjustment	—	—	—	(2,363)	—	(2,363)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,933)	—	(1,933)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	23	—	23
Balance as of January 31, 2022	83,546,000	$8	$1,687,982	$(12,014)	$(195,508)	$1,480,468
Net income (loss)	—	—	—	—	(57,444)	(57,444)
Issuance of common stock upon exercise of stock options	1,684	—	18	—	—	18
Issuance of common stock upon vesting of RSUs	268,543	—	—	—	—	—
Stock-based compensation	—	—	33,241	—	—	33,241
Foreign currency translation adjustment	—	—	—	(2,769)	—	(2,769)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(3,945)	—	(3,945)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	81	—	81
Balance as of April 30, 2022	83,816,227	$8	$1,721,241	$(18,647)	$(252,952)	$1,449,650

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768
Net income (loss)	—	—	—	—	(20,190)	(20,190)
Issuance of common stock upon exercise of stock options	39,169	—	1,716	—	—	1,716
Issuance of common stock upon vesting of RSUs	339,759	—	—	—	—	—
Stock-based compensation	—	—	28,394	—	—	28,394
Repurchase and retirement of common stock	(48,997)	—	—	—	(5,000)	(5,000)
Foreign currency translation adjustment	—	—	—	(694)	—	(694)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,480)	—	(1,480)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	347	—	347
Balance as of October 31, 2020	83,791,856	$8	$1,529,160	$(7,073)	$137,766	$1,659,861
Net income (loss)	—	—	—	—	(8,652)	(8,652)
Issuance of common stock upon exercise of stock options	9,415	—	104	—	—	104
Issuance of common stock upon vesting of RSUs	283,454	—	—	—	—	—
Stock-based compensation	—	—	30,209	—	—	30,209
Repurchase and retirement of common stock	(309,562)	—	—	—	(38,909)	(38,909)
Foreign currency translation adjustment	—	—	—	2,726	—	2,726
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(996)	—	(996)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	320	—	320
Balance as of January 31, 2021	83,775,163	$8	$1,559,473	$(5,023)	$90,205	$1,644,663
Net income (loss)	—	—	—	—	(36,633)	(36,633)
Issuance of common stock upon exercise of stock options	3,647	—	102	—	—	102
Issuance of common stock upon vesting of RSUs	266,927	—	—	—	—	—
Stock-based compensation	—	—	28,568	—	—	28,568
Repurchase and retirement of common stock	(764,782)	—	—	—	(79,898)	(79,898)
Foreign currency translation adjustment	—	—	—	403	—	403
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,057)	—	(1,057)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	336	—	336
Balance as of April 30, 2021	83,280,955	$8	$1,588,143	$(5,341)	$(26,326)	$1,556,484
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(149,401)	$(65,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,745	29,028
Amortization of debt discount and issuance costs	10,719	10,143
Amortization of contract costs	9,720	8,498
Stock-based compensation	103,033	86,203
Changes to allowance for credit losses and revenue reserves	2,707	10
Deferred income tax	(47,457)	(30,294)
Amortization of premium (accretion of discount) on available-for-sale securities, net	4,615	4,922
Other non-cash items affecting net income (loss)	221	745
Changes in operating assets and liabilities:
Accounts receivable	15,530	43,375
Unbilled accounts receivable	(18,450)	(47,887)
Prepaid expenses and other assets	(13,664)	(4,587)
Operating lease assets	8,009	2,984
Accounts payable	4,287	(118)
Accrued employee compensation	(32,255)	16,451
Deferred revenue	(31,218)	(38,081)
Lease liabilities	(9,891)	28
Other liabilities	(3,782)	(12,712)
Net cash provided by (used in) operating activities	(121,532)	3,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(506,006)	(758,222)
Sales of available-for-sale securities	64,746	127,331
Maturities of available-for-sale securities	627,527	685,559
Purchases of property and equipment	(7,976)	(12,412)
Capitalized software development costs	(9,187)	(7,619)
Acquisition of strategic investments	(10,521)	(2,000)
Acquisition of business, net of acquired cash	(43,830)	—
Net cash provided by (used in) investing activities	114,753	32,637
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	116	1,922
Repurchase and retirement of common stock	(37,451)	(122,577)
Net cash provided by (used in) financing activities	(37,335)	(120,655)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(5,641)	2,264
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(49,755)	(82,521)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	384,910	366,969
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$335,155	$284,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,000
Cash paid for income taxes, net of tax refunds	$3,672	$3,492
Accruals for purchase of property and equipment	$164	$2,371
Accruals for capitalized software development costs	$910	$616
Accrual for shares repurchased	$—	1,230
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform, which combines core operations, digital engagement, analytics, and artificial intelligence (“AI”) applications. The Company's technology platform supports core insurance operations, including underwriting, policy administration, claim management and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
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
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Significant items subject to such estimates include, but are not limited to, revenue recognition, the useful lives of property and equipment and intangible assets, accounts receivable and unbilled accounts receivable allowances, valuation allowance for deferred tax assets, stock-based compensation, annual bonus attainment, income tax uncertainties, fair value of convertible senior notes and investments, valuation of goodwill and intangible assets, fair value of acquired assets and assumed liabilities, software development costs to be capitalized, leases, and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates.
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
Leases
The Company accounts for leases under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 842: Leases (“ASC 842”). Under ASC 842, the Company determines if an arrangement is a lease at inception of the agreement. If an arrangement is determined to be a lease, an operating lease asset, also known as a right-of-use asset, and lease liability are recorded based on the present value of lease payments over the non-cancellable lease term. In connection with determining the present value of the lease payments, the Company considers only payments that are fixed and determinable at the time of commencement, including non-lease components that are fixed throughout the lease term. Variable components of the lease payments, such as utilities, maintenance, and taxes, are expensed as incurred and not included in determining the present value of the lease liability. As the Company's leases generally do not provide an implicit rate, the Company's incremental borrowing rate, calculated based on available information at the lease commencement date, is used in determining the present value of the lease payments. The Company's incremental borrowing rate is a hypothetical rate based on the Company's understanding of its credit rating. The lease term used to calculate the lease liability and operating lease asset includes options to extend or terminate the lease if it is reasonably certain the Company will exercise that option. Operating lease assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is reflected in the condensed consolidated statements of operations in each of the cost of revenue and operating expense categories.
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
One customer accounted for 10% or more of the Company's revenue in both the three months ended April 30, 2022, and 2021. No customer accounted for 10% or more of the Company's revenue for the nine months ended April 30, 2022 or 2021. One customer accounted for 10% or more of the Company's accounts receivable as of April 30, 2022, and no customer accounted for 10% or more of the Company's accounts receivable as of July 31, 2021.
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
The Company generates revenue from the following sources, which represent the performance obligations of the Company:
i.Subscription services related to the Company's Software-as-a-Service (“SaaS”) offerings, including hosting;
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services, or training services. Additionally, as customers enter into subscription agreements to migrate from an existing term license agreement, customers may be under contract for self-managed licenses and support, in addition to subscription services, for a period of time, which may require an allocation of the transaction price to each performance obligation. New and migration subscription agreements also typically include implementation, configuration, and training services, which may require an allocation of the transaction price to each performance obligation. Some of the Company’s performance obligations, such as support, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.
Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company recognizes revenue when control of the services or products is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company is principally responsible for the satisfaction of its distinct performance obligations, which are satisfied either at a point in time or over a period of time.
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
The Company may receive consideration from its customers in advance of performance on a portion of the contract thereby creating a contractual liability and, on another portion of the contract, perform in advance of receiving consideration thereby creating a contractual asset. Contract assets and liabilities related to rights and obligations in a contract are interdependent. Therefore, contract assets and liabilities are presented net at the contract level, as either a single contract asset or a single contract liability, in the condensed consolidated balance sheets.

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company excludes amounts related to professional services contracts that are on a time and materials basis from remaining performance obligations.
Contract Costs
Contract costs consist of two components: customer acquisition costs and costs to fulfill a contract.
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
Warranties
The Company generally provides a warranty for its software services and products to its customers for periods ranging from three to 12 months. The Company's software products are generally warranted to be free of defects in materials and workmanship under normal use and to substantially perform as described in published documentation. The Company's services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer's remedy is generally limited to a refund of the fees paid for the non-conforming product or services. Warranty expense has been insignificant to date.
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the three and nine months ended April 30, 2022 and 2021.
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
Recent Accounting Pronouncements Not Yet Adopted
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard effective August 1, 2022, the beginning of its fiscal year 2023. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements; however, it believes the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes could negatively affect its diluted earnings per share. Additionally, there will be an impact to the condensed consolidated financial statements due to the removal of the equity component of the debt and the associated impact of such adjustment to the accretion of debt discount, which will result in a decrease in interest expense.
Other Accounting Pronouncements
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.

2. Revenue

Disaggregation of Revenue
Revenue by license or service type is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Subscription and Support
Subscription	$66,419	$44,553	$186,419	$120,061
Support	20,432	20,283	63,719	62,304
License
Term license	53,848	50,688	163,703	193,777
Perpetual license	46	249	142	355
Services	56,703	48,195	154,032	137,335
Total revenue	$197,448	$163,968	$568,015	$513,832

Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended April 30, 2022
	Subscription and support	License	Services	Total

United States	$57,690	$35,859	$35,842	$129,391
Canada	14,276	3,016	8,585	25,877
Other Americas	1,053	454	438	1,945
Total Americas	73,019	39,329	44,865	157,213
United Kingdom	2,288	4,210	946	7,444
Other EMEA	5,991	3,934	8,273	18,198
Total EMEA	8,279	8,144	9,219	25,642
Total APAC	5,553	6,421	2,619	14,593
Total revenue	$86,851	$53,894	$56,703	$197,448

	Three Months Ended April 30, 2021
	Subscription and support	License	Services	Total

United States	$42,815	$35,696	$31,444	$109,955
Canada	9,525	2,818	4,336	16,679
Other Americas	984	436	1,026	2,446
Total Americas	53,324	38,950	36,806	129,080
United Kingdom	1,563	996	1,057	3,616
Other EMEA	5,360	4,063	7,639	17,062
Total EMEA	6,923	5,059	8,696	20,678
Total APAC	4,589	6,928	2,693	14,210
Total revenue	$64,836	$50,937	$48,195	$163,968

	Nine Months Ended April 30, 2022
	Subscription and support	License	Services	Total

United States	$166,431	$92,445	$100,285	$359,161
Canada	40,254	13,529	17,830	71,613
Other Americas	3,138	691	1,861	5,690
Total Americas	209,823	106,665	119,976	436,464
United Kingdom	7,038	18,986	2,958	28,982
Other EMEA	16,589	12,027	21,671	50,287
Total EMEA	23,627	31,013	24,629	79,269
Total APAC	16,688	26,167	9,427	52,282
Total revenue	$250,138	$163,845	$154,032	$568,015

	Nine Months Ended April 30, 2021
	Subscription and support	License	Services	Total

United States	$121,693	$116,111	$92,099	$329,903
Canada	24,529	22,177	8,126	54,832
Other Americas	3,209	859	4,389	8,457
Total Americas	149,431	139,147	104,614	393,192
United Kingdom	5,243	15,744	3,220	24,207
Other EMEA	15,174	16,148	21,308	52,630
Total EMEA	20,417	31,892	24,528	76,837
Total APAC	12,517	23,093	8,193	43,803
Total revenue	$182,365	$194,132	$137,335	$513,832
No country or region, other than those presented above, accounted for more than 10% of revenue during the three and nine months ended April 30, 2022 and 2021.

Customer Contract - Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2022	July 31, 2021
Unbilled accounts receivable, net	$121,985	$103,422
Contract costs, net	43,512	42,235
Deferred revenue, net	115,494	145,936
As of April 30, 2022 and July 31, 2021, there was no allowance for credit losses associated with unbilled accounts receivable. During the three and nine months ended April 30, 2022, $3.0 million of unbilled accounts receivable, net was written off due to a contract termination as a result of United States government sanctions on Russia.

Contract costs
The current portion of contract costs of $14.9 million and $13.4 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of April 30, 2022 and July 31, 2021, respectively. The non-current portion of contract costs of $28.6 million and $28.9 million is included in other assets in the Company’s condensed consolidated balance sheets as of April 30, 2022 and July 31, 2021, respectively. The Company amortized $3.4 million and $3.1 million of contract costs during the three months ended April 30, 2022 and 2021, respectively, and $9.7 million and $8.5 million of contract costs during the nine months ended April 30, 2022 and 2021, respectively.
Deferred revenue
During the three and nine months ended April 30, 2022, the Company recognized revenue of approximately $20 million and $127 million, respectively, related to the Company’s deferred revenue balance reported as of July 31, 2021.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $942 million as of April 30, 2022. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	April 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$264,733	$—	$—	$264,733
Corporate bonds	395,772	41	(5,020)	390,793
Certificates of deposit	57,421	—	—	57,421
U.S. Government bonds	73,123	3	(1,410)	71,716
Money market funds	114,242	—	—	114,242
U.S. Government agency securities	27,606	—	(542)	27,064
Asset-backed securities	63,104	—	(612)	62,492
Foreign government bonds	26,990	—	(411)	26,579
Municipal bonds	205	—	(2)	203
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,024,196	$44	$(7,997)	$1,016,243
*At original cost

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$389,837	$—	$—	$389,837
Corporate bonds	371,374	623	(37)	371,960
Certificates of deposit	82,250	—	—	82,250
U.S. Government bonds	64,401	62	(1)	64,462
Money market funds	125,118	—	—	125,118
U.S. Government agency securities	85,165	15	—	85,180
Asset-backed securities	47,925	29	(7)	47,947
Foreign government bonds	33,177	10	(2)	33,185
Municipal bonds	1,685	—	—	1,685
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,201,932	$739	$(47)	$1,202,624
*At original cost
The Company does not consider any portion of the unrealized losses at April 30, 2022 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on specific identification when the securities are sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	April 30, 2022
	Less Than 12 Months	12 Months or Greater	Total
Commercial paper	$264,733	$—	$264,733
Corporate bonds	217,967	172,826	390,793
Certificates of deposit	57,421	—	57,421
U.S. Government bonds	44,605	27,111	71,716
Money market funds	114,242	—	114,242
U.S. Government agency securities	9,836	17,228	27,064
Asset-backed securities	8,685	53,807	62,492
Foreign government bonds	16,482	10,097	26,579
Municipal bonds	203	—	203
Strategic convertible debt investment	1,000	—	1,000
Total	$735,174	$281,069	$1,016,243
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
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	April 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$127,650	$—	$127,650
Certificates of deposit	—	12,196	—	12,196
Money market funds	114,242	—	—	114,242
Total cash equivalents	114,242	139,846	—	254,088
Short-term investments:
Commercial paper	—	137,083	—	137,083
Corporate bonds	—	217,967	—	217,967
Certificates of deposit	—	45,225	—	45,225
U.S. Government bonds	—	44,605	—	44,605
U.S. Government agency securities	—	9,836	—	9,836
Asset-backed securities	—	8,685	—	8,685
Foreign government bonds	—	16,482	—	16,482
Municipal bonds	—	203	—	203
Strategic convertible debt investment	—	—	1,000	1,000
Total short-term investments	—	480,086	1,000	481,086
Long-term investments:
Corporate bonds	—	172,826	—	172,826
U.S. Government bonds	—	27,111	—	27,111
U.S. Government agency securities	—	17,228	—	17,228
Asset-backed securities	—	53,807	—	53,807
Foreign government bonds	—	10,097	—	10,097
Total long-term investments	—	281,069	—	281,069
Total	$114,242	$901,001	$1,000	$1,016,243

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$115,825	$—	$115,825
Money market funds	125,118	—	—	125,118
Total cash equivalents	125,118	115,825	—	240,943
Short-term investments:
Commercial paper	—	274,012	—	274,012
Corporate bonds	—	225,384	—	225,384
Certificates of deposit	—	80,750	—	80,750
U.S. Government bonds	—	45,320	—	45,320
U.S. Government agency securities	—	69,183	—	69,183
Asset-backed securities	—	9,036	—	9,036
Foreign government bonds	—	28,353	—	28,353
Municipal bonds	—	1,480	—	1,480
Strategic convertible debt investment	—	—	1,000	1,000
Total short-term investments	—	733,518	1,000	734,518
Long-term investments:
Corporate bonds	—	146,576	—	146,576
Certificates of deposit	—	1,500	—	1,500
U.S. Government bonds	—	19,142	—	19,142
U.S. Government agency securities	—	15,997	—	15,997
Asset-backed securities	—	38,911	—	38,911
Foreign government bonds	—	4,832	—	4,832
Municipal bonds	—	205	—	205
Total long-term investments	—	227,163	—	227,163
Total	$125,118	$1,076,506	$1,000	$1,202,624
Convertible Senior Notes
The fair value of the Convertible Senior Notes was $412.0 million and $452.0 million at April 30, 2022 and July 31, 2021, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information, see Note 7 “Convertible Senior Notes.”

4. Acquisitions
On August 18, 2021, the Company completed its acquisition of HazardHub, Inc. (“HazardHub”) for net cash consideration of approximately $53 million, subject to customary transaction adjustments, including $8.3 million of acquisition consideration holdback subject to service conditions over the next three years, which is being held in escrow and considered restricted cash. The escrow is included in the condensed consolidated balance sheets in the amounts of $3.3 million in prepaid expenses and other current assets and of $5.0 million in other assets. HazardHub provides API-driven property risk insights to the property and casualty insurance industry through curation, analysis, and distillation of vast amounts of data to deliver a comprehensive, national catalog of risks that may damage or destroy property. The acquisition was accounted for as a business combination.
In conjunction with the preliminary purchase price allocation, the Company determined that HazardHub's separately identifiable intangible assets were developed technology, customer relationships, and trade names. The valuation models were based on estimates of future operating projections of HazardHub and rights to sell new products containing the acquired technology, as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors, including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, and royalty and long-term sustainable growth rates based on a market analysis. These fair value measurements were based on significant inputs that were not observable in the market and thus represents a Level 3 measurement. The Company amortizes the acquired intangibles over their estimated useful lives as set forth in the table below.
The preliminary allocation of purchase price is pending the completion of certain statutory tax filing requirements and is therefore subject to potential future measurement period adjustments. The measurement period will end no later than August 17, 2022. The preliminary allocation of the purchase consideration is as follows:

	Preliminary Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$377
Acquired technology	9,700	5
Customer relationships	5,100	5
Trademarks	900	7
Goodwill	31,312
Deferred tax liability	(2,882)
Total preliminary purchase consideration	$44,507
Goodwill of $31.3 million arising from the acquisition is primarily related to the acquired workforce, expected synergies, and the opportunity to expand the Company’s customer base. The goodwill recorded is not expected to be deductible for income tax purposes.
Pro forma and historical financial information has not been provided as the acquisition was not material to the condensed consolidated financial statements.
5. Balance Sheet Components

Accounts Receivables, Net

Accounts receivable, net consists of the following (in thousands):

	April 30, 2022	July 31, 2021
Accounts receivable	$86,165	$105,125
Allowance for credit losses and revenue reserves	(462)	(1,057)
Accounts receivable, net	$85,703	$104,068

Allowance for Credit Losses and Revenue Reserves

Changes to the allowance for credit losses and revenue reserves consists of the following (in thousands):

Balance as of July 31, 2021	$1,057
Net changes to credit losses(1)	2,957
Net changes to revenue reserves	(246)
Write-offs, net(1)	(3,306)
Balance as of April 30, 2022	$462
(1) Includes $3.0 million due to a contract termination as a result of United States government sanctions on Russia.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2022	July 31, 2021
Prepaid expenses	$21,860	$20,330
Contract costs	14,948	13,365
Deferred costs	10,260	9,247
Deposits and other receivables	11,192	9,787
Prepaid expenses and other current assets	$58,260	$52,729

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	April 30, 2022	July 31, 2021
Computer hardware	$14,027	$19,256
Purchased software	5,477	6,002
Capitalized software development costs	34,747	24,025
Equipment and machinery	8,633	12,214
Furniture and fixtures	11,311	11,482
Leasehold improvements	58,688	57,960
Total property and equipment	132,883	130,939
Less accumulated depreciation	(52,804)	(50,878)
Property and equipment, net	$80,079	$80,061

As of April 30, 2022 and July 31, 2021, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $3.6 million and $3.4 million for the three months ended April 30, 2022 and 2021, respectively, and $10.8 million and $10.5 million for the nine months ended April 30, 2022 and 2021, respectively.

The Company recognized amortization expense related to capitalized software development costs in cost of subscription and support revenue on the condensed consolidated statements of operations of $1.6 million and $0.9 million during the three months ended April 30, 2022 and 2021, respectively, and $4.3 million and $2.3 million during the nine months ended April 30, 2022 and 2021, respectively.

Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill, July 31, 2021	$340,877
Addition — HazardHub acquisition	31,312
Goodwill, April 30, 2022	$372,189

The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		April 30, 2022			July 31, 2021
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Acquired technology	3.4	$38,100	$26,921	$11,179	$93,600	$86,367	$7,233
Customer contracts and related relationships	3.8	40,800	29,599	11,201	35,700	24,432	11,268
Partner relationships	2.9	200	135	65	200	119	81
Trademarks	4.3	3,400	1,697	1,703	2,500	1,339	1,161
Order backlog	—	—	—	—	8,700	8,700	—
Total	3.6	$82,500	$58,352	$24,148	$140,700	$120,957	$19,743

Amortization expense was $3.8 million and $3.9 million for the three months ended April 30, 2022 and 2021, respectively, and $11.3 million and $16.6 million for the nine months ended April 30, 2022 and 2021, respectively. The future amortization expense for existing intangible assets as of April 30, 2022, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2022 (remainder of fiscal year)	$2,787
2023	6,888
2024	5,468
2025	5,026
2026	3,572
Thereafter	407
Total	$24,148

Other assets

Other assets consist of the following (in thousands):

	April 30, 2022	July 31, 2021
Prepaid expenses	$2,737	$3,276
Contract costs	28,564	28,870
Deferred costs	1,253	2,777
Strategic equity investments	14,077	3,556
Other	4,976	—
Other assets	$51,607	$38,479

The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. During the three months ended April 30, 2022, the Company did not invest in any new strategic investments. No impairment charges related to strategic investments were recognized during the three and nine months ended April 30, 2022 and 2021.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	April 30, 2022	July 31, 2021
Bonus	$38,692	$48,414
Commission	1,908	11,271
Vacation*	5,568	23,803
Salaries, payroll taxes, and benefits	21,771	18,649
Accrued employee compensation	$67,939	$102,137
*In the first quarter of fiscal year 2022, the Company paid out accrued vacation for employees in certain countries upon adopting a non-accrued vacation policy effective September 1, 2021.

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	April 30, 2022	July 31, 2021
Lease liabilities	$11,372	$11,624
Accrued royalties	9,583	7,525
Accrued taxes	1,978	6,796
Other	4,284	5,703
Other current liabilities	$27,217	$31,648
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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands except share and per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(57,444)	$(36,633)	$(149,401)	$(65,475)
Net income (loss) per share:
Basic and diluted	$(0.69)	$(0.44)	$(1.79)	$(0.78)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	83,689,429	83,600,327	83,440,231	83,693,045

The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Stock options	14,942	28,420	20,008	42,020
Stock awards	617,209	2,601,250	1,983,783	2,781,956
Convertible senior notes	—	—	44,556	69,907

Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. During the three months ended April 30, 2022, the average market price of the Company's common stock did not exceed the conversion price for the Convertible Senior Notes.
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
The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	April 30, 2022	July 31, 2021
Principal	$400,000	$400,000
Less unamortized:
Debt discount	40,550	50,198
Debt issuance costs	4,906	5,977
Net carrying amount	$354,544	$343,825
The effective interest rate of the Convertible Senior Notes is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Contractual interest expense	$1,250	$1,250	$3,750	$3,750
Amortization of debt discount	3,257	3,098	9,648	9,175
Amortization of debt issuance costs	366	331	1,071	968
Total	$4,873	$4,679	$14,469	$13,893
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
Components of operating lease costs were as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Operating lease cost[1]	$3,862	$4,375	$12,047	$13,247
Variable lease cost	1,280	1,487	4,130	4,018
Sublease income	(378)	(397)	(1,124)	(1,189)
Net operating lease cost	$4,764	$5,465	$15,053	$16,076
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.2 million and $0.2 million for the three months ended April 30, 2022 and 2021, respectively, and $0.6 million and $0.8 million for the nine months ended April 30, 2022 and 2021, respectively.

Future operating lease payments as of April 30, 2022 were as follows (in thousands):

Fiscal Year Ending July 31,
2022 (remainder of fiscal year)	$3,168
2023	16,892
2024	16,804
2025	17,057
2026	17,093
Thereafter	66,752
Total future lease payments	137,766
Less imputed interest	(20,659)
Total lease liability balance	$117,107

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	April 30, 2022	July 31, 2021
Operating lease assets	$89,438	$97,447

Current portion of lease liabilities	$11,372	$11,624
Non-current portion of lease liabilities	105,735	115,374
Total lease liabilities	$117,107	$126,998

Weighted average remaining lease term (years)	8.01	8.74
Weighted average discount rate	4.08%	4.20%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Cash payments for operating leases	$4,234	$4,194	$14,579	$13,561
Operating lease assets obtained in exchange for lease liabilities	$1,230	$(77)	$1,663	$6,437

9. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2021.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of April 30, 2022 or July 31, 2021. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
Indemnification
The Company sells software licenses and services to its customers under Software License Agreements (“SLA”) and Software Subscription Agreements (“SSA”). SLAs and SSAs contain the terms of the contractual arrangement with the customer and generally include certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party. SLAs and SSAs also generally indemnify the customer against judgments, settlements, fines, penalties, costs, and expenses resulting from a claim (“Losses”) against the customer in the event the Company’s software is found to infringe upon such third-party rights.
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2022 or July 31, 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
10. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Stock-based compensation expense	$33,241	$28,568	$103,921	$87,171
Net impact of deferred stock-based compensation	(313)	(345)	(888)	(968)
Total stock-based compensation expense, net	$32,928	$28,223	$103,033	$86,203
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$4,051	$2,780	$11,172	$8,336
Cost of license revenue	170	183	541	579
Cost of services revenue	5,879	5,395	17,597	16,516
Research and development	9,293	6,930	27,340	21,781
Sales and marketing	7,529	6,587	25,843	19,370
General and administrative	6,006	6,348	20,540	19,621
Total stock-based compensation expense	$32,928	$28,223	$103,033	$86,203
Total unrecognized stock-based compensation expense as of April 30, 2022 related to Stock Awards is $297.6 million, which will be recognized over a weighted average period of 2.6 years years.
Stock Awards
A summary of Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2021	2,394,968	$107.15	$275,900
Granted	1,808,883	$115.79
Released	(934,183)	$106.42	$99,582
Canceled	(285,715)	$111.36
Balance as of April 30, 2022	2,983,953	$112.21	$259,425
Expected to vest as of April 30, 2022	2,983,953	$112.21	$259,425
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $86.94 and $115.20 on April 30, 2022 and July 31, 2021, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. PSUs awarded in fiscal years 2021 and 2022 will vest over three years with 50% vesting annually over the three-year period and the remaining 50% vesting at the end of the third year. The TSR PSUs are subject to total shareholder return rankings of the Company's common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. The Company recognized stock-based compensation related to these performance-based and market-based stock awards of $3.6 million and $3.5 million for the three months ended April 30, 2022 and 2021, respectively, and $11.1 million and $10.5 million for the nine months ended April 30, 2022 and 2021, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2021	25,278	$17.39	5.0	$2,472
Granted	—
Exercised	(10,432)	$11.10		$1,044
Canceled	—
Balance as of April 30, 2022	14,846	$21.82	3.8	$967
Vested and expected to vest as of April 30, 2022	14,846	$21.82	3.8	$967
Exercisable as of April 30, 2022	14,846	$21.82	3.8	$967
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $86.94 and $115.20 on April 30, 2022 and July 31, 2021, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Common Stock Reserved for Issuance
As of April 30, 2022 and July 31, 2021, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,816,227 and 83,194,157 shares of common stock were issued and outstanding, respectively.
As of April 30, 2022 and July 31, 2021, the Company had reserved shares of common stock for future issuance as follows:

	April 30, 2022	July 31, 2021
Exercise of stock options to purchase common stock	14,846	25,278
Vesting of stock awards	2,983,953	2,394,968
Shares available under stock plans	3,490,901	5,014,069
Total common stock reserved for issuance	6,489,700	7,434,315
Equity Incentive Plan
On December 15, 2020, the Company’s stockholders adopted the 2020 Stock Plan (“2020 Plan”) for the purpose of granting equity-based incentive awards. The Company initially reserved 5,000,000 shares of its common stock for the issuance of awards under the 2020 Plan. The shares available for issuance are subject to adjustment in the event of a stock split, stock dividend, or other defined changes in the Company’s capitalization. The 2020 Plan replaced the Company’s 2011 Stock Plan; however, awards outstanding under the 2011 Stock Plan will continue to be governed by their existing terms.
The shares the Company issues under the 2020 Plan will be from the Company's pool of authorized but unissued shares. The shares of common stock underlying any awards under the 2011 Plan that are forfeited, canceled, held back upon exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, or are otherwise terminated (other than by exercise) are added back to the shares of stock available for issuance under the 2020 Plan.
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

The share repurchase program was completed in the second quarter of fiscal year 2022. During the nine months ended April 30, 2022, the Company repurchased 322,545 shares of common stock at an average price of $116.11 per share, for an aggregate purchase price of $37.5 million.
11. Income Taxes
The Company recognized an income tax benefit of $15.8 million and $8.1 million for the three months ended April 30, 2022 and 2021, respectively, and an income tax benefit of $43.8 million and $33.0 million for the nine months ended April 30, 2022 and 2021, respectively. The change in the amount of income taxes recorded for the three months ended April 30, 2022, compared to the same period a year ago, was primarily due to the increase in the loss before taxes. The change in the amount of income taxes recorded for the nine months ended April 30, 2022, compared to the same period a year ago, was primarily due to the increase in the loss before taxes, offset by the decrease in excess tax benefits related to stock-based compensation and the release of uncertain tax positions in the prior year.
The effective tax rate of 22% and 23% for the three and nine months ended April 30, 2022, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, and certain non-deductible expenses including executive compensation.
During the three and nine months ended April 30, 2022, unrecognized tax benefits increased by $0.4 million and $1.3 million, respectively. As of April 30, 2022, the Company had unrecognized tax benefits of $11.6 million that, if recognized, would affect the Company’s effective tax rate.
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
The Company's long-lived assets for this disclosure are defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region are as follows (in thousands):

	April 30, 2022	July 31, 2021
Americas	$135,412	$143,736
EMEA	31,687	32,171
APAC	2,418	1,601
Total	$169,517	$177,508

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
Overview
Guidewire delivers a leading platform that property and casualty (“P&C”) insurers trust to engage, innovate, and grow efficiently. Guidewire's platform combines core operations, digital engagement, analytics, and artificial intelligence (“AI”) applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.
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

Because our platform is critical to our new and existing customers' businesses, their decision-making and product evaluation process is long, which results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple products or is considering a move to a cloud-based subscription. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current services and products, the introduction of new services and products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations.

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
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our global services team and SI partners to ensure that teams with the right combination of product, business, and language skills are used in the most efficient way to meet our customers’ implementation and migration needs. We have extensive relationships with SI, consulting, technology, and other industry partners. Our network of partners has expanded as interest in and adoption of our platform has grown. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our resources on continued innovation and further enhancement of our solutions.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and if there are any periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate, our compliance with containment measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our key customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, a vast majority of our employees are working remotely. In addition, many of our existing and potential customers are working remotely, which may continue to extend our sales cycle, delay the timing of new orders, and increase the time to complete professional services engagements in the future.
Our business and financial results since the third quarter of fiscal year 2020 have been impacted due to these disruptions, including decreases in annual recurring revenue (“ARR”) growth rates, services revenue and margins, operating cash flow, potentially higher employee attrition, challenges in hiring necessary personnel, and the change in fair value of strategic investments. ARR and revenue, especially services revenue, continued to be impacted in fiscal year 2022 as a result of the challenges related to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers, SI partners and vendors operate. Additionally, in recent quarters, inflation has reached levels that have not been seen for decades which is impacting the global economy and magnifying the impact of these and other disruptions.
Although vaccines are making progress against the COVID-19 pandemic in the United States and certain other parts of the world where vaccinations are widely available, the economic impact of the pandemic on our business and the businesses of our customers, SI partners, and vendors may continue through fiscal year 2022, if not longer. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have been cancelled or postponed, while others are being hosted both in-person and virtually, like our customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19 and inflation, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the pandemic’s global economic impact could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our services and products based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. During the nine months ended April 30, 2022, the recurring license and support or subscription contract value recognized as services revenue was $16.1 million.
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
As of April 30, 2022, ARR was $637 million, compared to $582 million as of July 31, 2021. In March 2022, we announced that we will stop doing business and terminated all customer contracts in Russia. The impact of this decision resulted in the removal of $3.1 million in ARR. ARR results for interim quarterly periods in fiscal year 2022 are measured on a constant currency basis, using the actual currency rates at the end of fiscal year 2021 throughout the year.

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

	Nine Months Ended April 30,
	2022	2021
Net cash provided by (used in) operating activities	$(121,532)	$3,233
Purchases of property and equipment	(7,976)	(12,412)
Capitalized software development costs	(9,187)	(7,619)
Free cash flow	$(138,695)	$(16,798)

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
There have been no material changes to our significant and critical accounting policies as described in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 except for the addition of business combinations as a significant accounting policy, which is described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

	Three Months Ended April 30,
	2022	As a % of total revenue	2021	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$86,851	44%	$64,836	40%
License	53,894	27	50,937	31
Services	56,703	29	48,195	29
Total revenue	197,448	100	163,968	100
Cost of revenue:
Subscription and support	54,758	28	41,284	25
License	1,951	1	1,991	1
Services	63,779	32	48,790	30
Total cost of revenue	120,488	61	92,065	56
Gross profit:
Subscription and support	32,093	16	23,552	15
License	51,943	26	48,946	30
Services	(7,076)	(4)	(595)	(1)
Total gross profit	76,960	38	71,903	44
Operating expenses:
Research and development	64,049	32	54,155	33
Sales and marketing	48,142	24	40,879	25
General and administrative	27,173	14	23,695	14
Total operating expenses	139,364	70	118,729	72
Income (loss) from operations	(62,404)	(32)	(46,826)	(28)
Interest income	1,000	1	1,559	1
Interest expense	(4,885)	(2)	(4,698)	(3)
Other income (expense), net	(6,932)	(4)	5,259	3
Income (loss) before provision for (benefit from) income taxes	(73,221)	(37)	(44,706)	(27)
Provision for (benefit from) income taxes	(15,777)	(8)	(8,073)	(5)
Net income (loss)	$(57,444)	(29)%	$(36,633)	(22)%

	Nine Months Ended April 30,
	2022	As a % of total revenue	2021	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$250,138	44%	$182,365	35%
License	163,845	29	194,132	38
Services	154,032	27	137,335	27
Total revenue	568,015	100	513,832	100
Cost of revenue:
Subscription and support	155,654	27	118,448	23
License	6,544	1	7,762	2
Services	169,453	30	148,724	29
Total cost of revenue	331,651	58	274,934	54
Gross profit:
Subscription and support	94,484	17	63,917	12
License	157,301	28	186,370	36
Services	(15,421)	(3)	(11,389)	(2)
Total gross profit	236,364	42	238,898	46
Operating expenses:
Research and development	184,378	32	159,964	31
Sales and marketing	142,940	25	116,739	23
General and administrative	76,284	13	67,695	13
Total operating expenses	403,602	70	344,398	67
Income (loss) from operations	(167,238)	(28)	(105,500)	(21)
Interest income	2,373	—	6,363	1
Interest expense	(14,512)	(3)	(13,969)	(3)
Other income (expense), net	(13,794)	(2)	14,632	3
Income (loss) before provision for (benefit from) income taxes	(193,171)	(33)	(98,474)	(20)
Provision for (benefit from) income taxes	(43,770)	(8)	(32,999)	(6)
Net income (loss)	$(149,401)	(25)%	$(65,475)	(14)%

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

	Three Months Ended April 30,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$66,419	34%	$44,553	27%	$21,866	49%
Support	20,432	10	20,283	13	149	1%
License:
Term license	53,848	27	50,688	31	3,160	6%
Perpetual license	46	—	249	—	(203)	(82)%
Services	56,703	29	48,195	29	8,508	18%
Total revenue	$197,448	100%	$163,968	100%	$33,480	20%

	Nine Months Ended April 30,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$186,419	33%	$120,061	23%	$66,358	55%
Support	63,719	11	62,304	12	1,415	2%
License:
Term license	163,703	29	193,777	38	(30,074)	(16)%
Perpetual license	142	—	355	—	(213)	(60)%
Services	154,032	27	137,335	27	16,697	12%
Total revenue	$568,015	100%	$513,832	100%	$54,183	11%
Subscription and Support
We anticipate subscriptions will continue to represent a majority of new arrangements, including customers migrating from existing term license arrangements to subscription services, in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue on a year-over-year basis. If we complete a higher percentage of subscription arrangements in a given period, our short-term growth rates will be negatively impacted. Due to the seasonal nature of our business, the impact of new subscription orders in the fourth fiscal quarter, our historically largest quarter for new orders, is not reflected in revenues until the following fiscal year.
Subscription revenue increased by $21.9 million and $66.4 million during the three and nine months ended April 30, 2022, respectively, compared to the same periods a year ago, primarily due to the impact of cloud transition and new subscription agreements for InsuranceSuite via Guidewire Cloud entered into and provisioned since April 30, 2021.
Support revenue increased by $0.1 million and $1.4 million during the three and nine months ended April 30, 2022, respectively, compared to the same periods a year ago.
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
Term license revenue increased by $3.2 million during the three months ended April 30, 2022, compared to the prior year period, primarily due to annual term license renewals of multi-year arrangements that did not have a renewal in the same period a year ago and multi-year term license renewals during the three months ended April 30, 2022 compared to the same period a year ago. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $1.2 million during the three months ended April 30, 2022 compared with $0.5 million in the prior year period.

Term license revenue decreased by $30.1 million during the nine months ended April 30, 2022, compared to the prior year period, primarily due to fewer multi-year term license renewals in the nine months ended April 30, 2022 compared to the prior year period. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $2.3 million during the nine months ended April 30, 2022 compared with $20.0 million in the prior year period. Additionally, $7.1 million of term license revenue in the prior year period was from agreements that migrated from a term license to a subscription service. Ongoing revenue related to these agreements is recorded as subscription revenue.
Perpetual license revenue accounted for less than 1% of total revenue during the three and nine months ended April 30, 2022. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.
Services
Services revenue increased by $8.5 million and $16.7 million during the three and nine months ended April 30, 2022, respectively, compared to the same periods a year ago. The increase is primarily driven by an increase in the number and size of subscription implementation and migration projects, but services revenue overall continues to be impacted by contracts with lower average services billing rates and increased investments in customer implementations, including fixed fee or capped arrangements, to accelerate their transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease which can result in revenue adjustments and lower gross profit.
We expect some level of variability in our services revenue in future periods. As we successfully leverage our SI partners to lead more implementations, our services revenue could decrease. We expect challenges related to COVID-19, inflation, and our ability to hire additional services professionals will also continue to negatively impact services revenue. As we continue to expand into new markets and develop new services and products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margins.
Cost of Revenue and Gross Profit
Our cost of subscription and support revenue consists of personnel costs for our cloud operations and technical support teams, cloud infrastructure costs, development of online training curriculum, amortization of intangible assets, and royalty fees paid to third parties. Our cost of license revenue primarily consists of development of online training curriculum, royalty fees paid to third parties, and amortization of intangible assets. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party subcontractors or consultants, and travel costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology support, information security, facilities, and other administrative costs to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.
Cost of Revenue:

	Three Months Ended April 30,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$54,758	$41,284	$13,474	33%
License	1,951	1,991	(40)	(2)
Services	63,779	48,790	14,989	31
Total cost of revenue	$120,488	$92,065	$28,423	31

Includes stock-based compensation of:
Cost of subscription and support revenue	$4,051	$2,780	$1,271
Cost of license revenue	170	183	(13)
Cost of services revenue	5,879	5,395	484
Total	$10,100	$8,358	$1,742

	Nine Months Ended April 30,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$155,654	$118,448	$37,206	31%
License	6,544	7,762	(1,218)	(16)
Services	169,453	148,724	20,729	14
Total cost of revenue	$331,651	$274,934	$56,717	21

Includes stock-based compensation of:
Cost of subscription and support revenue	$11,172	$8,336	$2,836
Cost of license revenue	541	579	(38)
Cost of services revenue	17,597	16,516	1,081
Total	$29,310	$25,431	$3,879

Cost of subscription and support revenue during the three months ended April 30, 2022 increased by $13.5 million, compared to the same period a year ago. The increase is primarily due to increases in personnel costs of $8.1 million due to our continued investment in our cloud operations to increase operational efficiency and scale, cloud infrastructure expense of $5.0 million for our growing cloud customer base, higher amortization of previously capitalized software development costs of $0.6 million, and royalties of $0.3 million. These increases were partially offset by a decrease in professional services of $0.4 million due to the hiring of cloud operations employees to positions that were previously filled by third parties.
Cost of subscription and support revenue during the nine months ended April 30, 2022 increased by $37.2 million, compared to the same period a year ago. The increase is primarily due to increases in personnel costs of $23.9 million due to our continued investment in our cloud operations to increase operational efficiency and scale, cloud infrastructure expense of $15.3 million for our growing cloud customer base, higher amortization of previously capitalized software development costs of $1.7 million, and royalties of $0.8 million. These increases were partially offset by a decrease in amortization of acquired intangibles of $4.5 million due to certain acquired intangible assets being fully amortized.

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
Cost of license revenue was relatively flat during the three months ended April 30, 2022, compared to the same period a year ago.
The $1.2 million decrease in cost of license revenue during the nine months ended April 30, 2022, compared to the same period a year ago, was primarily due to decreases in amortization of acquired intangible assets of $1.1 million due to certain acquired intangible assets being fully amortized and lower costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.6 million. These decreases were partially offset by an increase in royalties of $0.5 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $15.0 million increase in cost of services revenue during the three months ended April 30, 2022, compared to the same period a year ago, was primarily due to increases of $14.7 million in subcontractor and personnel expenses for InsuranceSuite implementations and $0.2 million in professional services expenses.
The $20.7 million increase in cost of services revenue during the nine months ended April 30, 2022, compared to the same period a year ago, was primarily due to an increase of $19.8 million in subcontractor and personnel expenses for InsuranceSuite implementations and, to a lesser extent, increases of $0.4 in software subscriptions, $0.3 million in professional services, and $0.2 million in web hosting services.
We had 689 cloud operations and technical support employees and 699 professional services employees at April 30, 2022, compared to 562 cloud operations and technical support employees and 658 professional services employees at April 30, 2021.
Gross Profit:

	Three Months Ended April 30,
	2022		2021		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$32,093	37%	$23,552	36%	$8,541	36%
License	51,943	96	48,946	96	2,997	6
Services	(7,076)	(12)	(595)	(1)	(6,481)	(1,089)
Total gross profit	$76,960	39%	$71,903	44%	$5,057	7
Our gross profit increased $5.1 million during the three months ended April 30, 2022, compared to the same period a year ago. Gross profit was impacted by the increase in subscription and support gross profit from subscription revenue increasing faster than cost of subscription and support revenue as we begin to see economies of scale in our cloud operations and, to a lesser extent, the increase in term license revenue. These increases were partially offset by a decrease in services gross profit due to the investment that we are making in our customers' transition to subscription services.
Our gross margin decreased to 39% during the three months ended April 30, 2022 from 44% during the same period a year ago. Gross margin was primarily impacted by the increased percentage of subscription and support revenue to total revenue as subscription and support revenue has lower gross margin compared to license revenue and the lower services margin due to the investment that we are making in our customers’ transition to subscription services.

	Nine Months Ended April 30,
	2022		2021		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$94,484	38%	$63,917	35%	$30,567	48%
License	157,301	96	186,370	96	(29,069)	(16)
Services	(15,421)	(10)	(11,389)	(8)	(4,032)	(35)
Total gross profit	$236,364	42%	$238,898	46%	$(2,534)	(1)
Our gross profit decreased $2.5 million during the nine months ended April 30, 2022, compared to the same period a year ago. Gross profit was impacted by a decrease in term license revenue due to the impact of multi-year term license arrangements entered into during the first half of fiscal year 2022 being significantly lower than the impact of multi-year term license arrangements in the same period a year ago and, to a lesser extent, a decrease in services gross profit due to the investment that we are making in our customers' transition to subscription services. These decreases were partially offset by an increase in subscription and support gross profit due to the increase in subscription revenue, which has a lower gross margin compared to license revenue.
Our gross margin decreased to 42% during the nine months ended April 30, 2022 from 46% during the same period a year ago. Gross margin was primarily impacted by the increase as a percentage of total revenue of subscription and support revenue, which has a lower gross margin compared to license revenue.
We expect subscription and support gross margins will fluctuate as our subscription revenue increases and we continue to invest in our cloud operations. However, as we gain efficiencies and increase the number of cloud customers, we expect subscription gross margins to improve over the next several years. In addition to the impact of our investment in customer migrations and implementations, challenges related to COVID-19 and inflation may negatively impact services gross margin for at least the remainder of this fiscal year and next fiscal year. We expect license gross margin will fluctuate based on changes in revenue due to the timing of delivery of new multi-year term licenses and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively consistent from period to period in the future. Overall, we expect gross margins to decline in the short-term primarily due to the mix between license revenue and subscription and support revenue.
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

	Three Months Ended April 30,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$64,049	32%	$54,155	33%	$9,894	18%
Sales and marketing	48,142	24	40,879	25	7,263	18
General and administrative	27,173	14	23,695	14	3,478	15
Total operating expenses	$139,364	70	$118,729	72	$20,635	17

Includes stock-based compensation of:
Research and development	$9,293		$6,930		$2,363
Sales and marketing	7,529		6,587		942
General and administrative	6,006		6,348		(342)
Total	$22,828		$19,865		$2,963

	Nine Months Ended April 30,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$184,378	32%	$159,964	31%	$24,414	15%
Sales and marketing	142,940	25	116,739	23	26,201	22
General and administrative	76,284	13	67,695	13	8,589	13
Total operating expenses	$403,602	70	$344,398	67	$59,204	17

Includes stock-based compensation of:
Research and development	$27,340		$21,781		$5,559
Sales and marketing	25,843		19,370		6,473
General and administrative	20,540		19,621		919
Total	$73,723		$60,772		$12,951
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $9.9 million increase in research and development expenses during the three months ended April 30, 2022, compared to the same period a year ago, was primarily due to increases of $8.0 million in personnel costs associated with higher headcount, $1.0 million in cloud infrastructure costs for our development environments, $0.8 million in acquisition consideration holdback costs recognized over a service period relating to the Hazard Hub acquisition, and $0.5 million in software subscription costs. The increases were partially offset by a decrease of $0.5 million in professional services.
The $24.4 million increase in research and development expenses during the nine months ended April 30, 2022, compared to the same period a year ago, was primarily due to increases of $17.6 million in personnel costs associated with higher headcount, $3.5 million in cloud infrastructure costs for our development environments, $2.3 million in acquisition consideration holdback costs recognized over a service period relating to the HazardHub acquisition, and $1.2 million in software subscription costs. These increases were partially offset by a decrease of $0.2 million in professional services.
Our research and development headcount was 888 at April 30, 2022, compared with 802 at April 30, 2021.
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
The $7.3 million increase in sales and marketing expenses during the three months ended April 30, 2022, compared to the same period a year ago, was primarily due to increases of $5.4 million in personnel costs due to higher headcount to sell and market our services and products, $1.1 million in travel expenses as in-person client interactions resumed, $0.5 million in marketing and advertising expense, and $0.2 million related to the amortization of previously acquired intangible assets.

The $26.2 million increase in sales and marketing expenses during the nine months ended April 30, 2022, compared to the same period a year ago, was primarily due to increases of $20.3 million in personnel costs due to higher headcount to sell and market our services and products; $3.0 million in travel expenses as in-person client interactions resumed; $2.2 million in marketing and advertising expense associated with Connections Reimagined, our annual sales conference which was a hybrid event held in November 2021, compared to a fully virtual event held during the same period last year; $0.3 million related to the amortization of previously acquired intangibles; and $0.3 million in web hosting costs.
Our sales and marketing headcount was 474 at April 30, 2022, compared with 423 at April 30, 2021.
We expect our sales and marketing expenses to continue to increase in absolute dollars as we continue to invest in sales and marketing activities and resume business travel to support our growth and objectives.
General and Administrative
Our general and administrative expenses include executive, finance, human resources, legal, and corporate development and strategy functions, and primarily consist of personnel costs, as well as professional services.
The $3.5 million increase in general and administrative during the three months ended April 30, 2022, compared to the same period a year ago, was primarily due to increases of $3.0 million of bad debt expense related to a contract termination as a result of United States government sanctions on Russia, $1.7 million in personnel costs due to higher headcount, and $1.4 million in software subscription and web hosting costs. These increases were partially offset by a decrease of $2.5 million in professional services.
The $8.6 million increase in general and administrative during the nine months ended April 30, 2022, compared to the same period a year ago, was primarily due to increases of $5.3 million in personnel costs due to higher headcount, $3.7 million in software subscription and web hosting costs, and $3.0 million of bad debt expense related to a contract termination as a result of United States government sanctions on Russia. These increases were partially offset by a decrease of $3.3 million in professional services.
Our general and administrative headcount was 458 at April 30, 2022, compared with 371 at April 30, 2021. General and administrative headcount includes personnel in information technology, information security, facilities, and recruiting whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations.
Other Income (Expense)

	Three Months Ended April 30,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$1,000	$1,559	$(559)	(36)%
Interest expense	$(4,885)	$(4,698)	$(187)	4%
Other income (expense), net	$(6,932)	$5,259	$(12,191)	(232)%

	Nine Months Ended April 30,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$2,373	$6,363	$(3,990)	(63)%
Interest expense	$(14,512)	$(13,969)	$(543)	4%
Other income (expense), net	$(13,794)	$14,632	$(28,426)	(194)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased $0.6 million and $4.0 million during the three and nine months ended April 30, 2022, respectively, compared to the same periods a year ago, primarily due to lower yields on invested funds and lower funds available for investment.

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
Interest expense for the three months ended April 30, 2022 and 2021 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $3.6 million and $3.4 million, respectively, and stated interest of $1.3 million in both periods.
Interest expense for the nine months ended April 30, 2022 and 2021 consists of non-cash interest expense related to the amortization of debt discount and issuance costs of $10.7 million and $10.1 million, respectively, and stated interest of $3.8 million in both periods.
Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. We currently are entering into transactions in the following currencies: the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Malaysian Ringgit, Mexican Peso, New Zealand Dollar, Polish Zloty, Russian Ruble, South African Rand, and Swiss Franc.
Other income (expense), net during the three and nine months ended April 30, 2022 was expense of $6.9 million and $13.8 million, respectively, as compared to income of $5.3 million and $14.6 million during the same periods a year ago, due to fluctuations in foreign currency exchange rates in those periods.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended April 30,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(15,777)	$(8,073)	$(7,704)	95%
Effective tax rate	22%	18%

	Nine Months Ended April 30,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(43,770)	$(32,999)	$(10,771)	33%
Effective tax rate	23%	34%
We recognized an income tax benefit of $15.8 million and $8.1 million for the three months ended April 30, 2022 and 2021, respectively, and an income tax benefit of $43.8 million and $33.0 million for the nine months ended April 30, 2022 and 2021, respectively. The change in the amount of income taxes recorded for the three months ended April 30, 2022, compared to the same period a year ago, was primarily due to the increase in the loss before taxes. The change in the amount of income taxes recorded for the nine months ended April 30, 2022, compared to the same period a year ago, was primarily due to the increase in the loss before taxes, offset by the decrease in excess tax benefits related to stock-based compensation and the release of uncertain tax positions in the prior year.
The effective tax rate of 22% and 23% for the three and nine months ended April 30, 2022, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to permanent differences for stock-based compensation including excess tax benefits, research and development credits, and certain non-deductible expenses including executive compensation.

During the three and nine months ended April 30, 2022, unrecognized tax benefits increased by $0.4 million and $1.3 million, respectively. As of April 30, 2022, we had unrecognized tax benefits of $11.6 million that, if recognized, would affect our effective tax rate.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Gross profit reconciliation:
GAAP gross profit	$76,960	$71,903	$236,364	$238,898
Non-GAAP adjustments:
Stock-based compensation	10,100	8,358	29,310	25,431
Amortization of intangibles	1,905	2,303	5,754	11,355
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(951)	—	(1,919)
Non-GAAP gross profit	$88,965	$81,613	$271,428	$273,765

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(62,404)	$(46,826)	$(167,238)	$(105,500)
Non-GAAP adjustments:
Stock-based compensation	32,928	28,223	103,033	86,203
Amortization of intangibles	3,770	3,921	11,294	16,567
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(1,623)	—	(3,309)
Acquisition consideration holdback(2)	809	—	2,318	—
Non-GAAP income (loss) from operations	$(24,897)	$(16,305)	$(50,593)	$(6,039)

Net income (loss) reconciliation:
GAAP net income (loss)	$(57,444)	$(36,633)	$(149,401)	$(65,475)
Non-GAAP adjustments:
Stock-based compensation	32,928	28,223	103,033	86,203
Amortization of intangibles	3,770	3,921	11,294	16,567
Amortization of debt discount and issuance costs	3,623	3,429	10,719	10,143
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(1,623)	—	(3,309)
Acquisition consideration holdback(2)	809	—	2,318	—
Tax impact of non-GAAP adjustments(3)	(5,510)	(10,532)	(22,641)	(33,907)
Non-GAAP net income (loss)	$(21,824)	$(13,215)	$(44,678)	$10,222

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(15,777)	$(8,073)	$(43,770)	$(32,999)
Non-GAAP adjustments:
Stock-based compensation	10,534	(5,566)	27,429	(19,719)
Amortization of intangibles	1,206	(773)	3,083	(4,071)
Amortization of debt discount and issuance costs	1,159	(676)	2,925	(2,403)
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	320	—	(139)
Acquisition consideration holdback(2)	259	—	618	—
Tax impact of non-GAAP adjustments(3)	(7,648)	17,227	(11,414)	60,239
Non-GAAP tax provision (benefit)	$(10,267)	$2,459	$(21,129)	$908

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.69)	$(0.44)	$(1.79)	$(0.78)
Non-GAAP adjustments:
Stock-based compensation	0.39	0.34	1.23	1.04
Amortization of intangibles	0.05	0.05	0.15	0.21
Amortization of debt discount and issuance costs	0.04	0.04	0.12	0.12
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(0.02)	—	(0.04)
Acquisition consideration holdback(2)	0.01	—	0.03	—
Tax impact of non-GAAP adjustments(3)	(0.06)	(0.13)	(0.27)	(0.41)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation(4)	—	—	—	(0.02)
Non-GAAP net income (loss) per share — diluted	$(0.26)	$(0.16)	$(0.53)	$0.12

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares — diluted	83,689,429	83,600,327	83,440,231	83,693,045
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation(4)	—	—	—	807,361
Pro forma weighted average shares — diluted	83,689,429	83,600,327	83,440,231	84,500,406

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
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands)

	April 30, 2022	July 31, 2021
Cash, cash equivalents, and investments	$1,089,016	$1,346,591
Working capital	$819,171	$1,054,971
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
As of April 30, 2022, approximately $38.0 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Share Repurchase Program
In October 2020, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. The stock repurchase program was completed in the second quarter of fiscal year 2022. During the nine months ended April 30, 2022, the Company repurchased 322,545 shares of common stock at an average price of $116.11 per share, for an aggregate purchase price of $37.5 million.
Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, commissions, payroll taxes, and other taxes. We expect that we will continue to generate positive cash flows from operations on an annual basis, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter, which ends October 31, as we generally pay cash bonuses to our employees for the prior fiscal year and seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter of the prior year. Additionally, our capital expenditures may fluctuate depending on future office build outs and development activities subject to capitalization.
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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Nine Months Ended April 30,
	2022	2021
Net cash provided by (used in) operating activities	$(121,532)	$3,233
Net cash provided by (used in) investing activities	$114,753	$32,637
Net cash provided by (used in) financing activities	$(37,335)	$(120,655)

Cash Flows from Operating Activities
Net cash used in operating activities was $121.5 million for the nine months ended April 30, 2022 compared to net cash provided by operating activities of $3.2 million during the nine months ended April 30, 2021. This $124.8 million increase in operating cash used was attributable to a $83.9 million increase in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items along with $40.9 million in cash used by working capital activities. Changes in working capital include payments of $69.1 million related to our fiscal year 2021 corporate bonus and accrued vacation balances in countries in which we adopted a non-accrual vacation policy in the first quarter of fiscal year 2022, which was $47.8 million higher than the bonus payment during the same period a year ago. A portion of the fiscal year 2020 bonus, which would have been paid in the first quarter of fiscal year 2021, was accelerated due to COVID-19 and paid in fiscal year 2020.
Cash Flows from Investing Activities
Net cash provided by investing activities was $114.8 million for the nine months ended April 30, 2022 compared to $32.6 million for the nine months ended April 30, 2021. The $82.1 million increase in cash provided by investing activities was primarily due to decreased net purchases of available-for-sale securities of $131.6 million and lower capital expenditures and capitalized software development costs of $2.9 million. These were offset by $43.8 million paid as purchase consideration for the acquisition of HazardHub and an $8.5 million increase in amounts paid for strategic investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended April 30, 2022 was $37.3 million compared to $120.7 million for the nine months ended April 30, 2021. This $83.3 million decrease in cash used was primarily because our authorized share repurchase program was completed in the second quarter of fiscal year 2022, which resulted in our repurchase of $85.1 million less of our common stock during the nine months ended April 30, 2022 compared to the same period a year ago, partially offset by a decrease in proceeds from option exercises of $1.8 million.
Commitments and Contractual Obligations
Our estimated future obligations consist of leases, royalties, purchase obligations, debt, and taxes as of April 30, 2022. Refer to Note 7 “Convertible Senior Notes,” Note 8 “Leases,” Note 9 “Commitments and Contingencies,” and Note 11 “Income Taxes” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2021. See the Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for additional information regarding the Company’s contractual obligations.
Off-Balance Sheet Arrangements
Through April 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of April 30, 2022 and July 31, 2021 were $1,089.0 million and $1,346.6 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $4.9 million and $5.2 million in the market value of our available-for-sale securities as of April 30, 2022 and July 31, 2021, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Argentine Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Danish Kroner, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Zealand Dollar, Polish Zloty, and Swiss Franc, the currency of the locations within which we currently operate. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the nine months ended April 30, 2022 and 2021, we recorded a foreign currency loss of $13.8 million and a foreign currency gain of $14.3 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $22.6 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As described in Note 9 “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein, we are not party to any material pending legal proceedings.

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
Risks Related to our Business and Industry
The global COVID-19 pandemic and other recent global events has adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.

The COVID-19 pandemic and related adverse public health developments, including orders to shelter-in-place, have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. The ongoing conflict between Russia and Ukraine, inflation higher than we have seen in decades, and supply chain issues have added to the economic and market volatility that began with the pandemic. Our business and financial results during fiscal year 2021, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from the COVID-19 pandemic. The pandemic, as well as measures undertaken to contain the spread of COVID-19, have affected and could further affect our ability to travel to customers and prospects, resulting in delays in services delivery, delays in implementations, and interruptions or modifications in our sales and marketing activities, including Connections, our annual user conference, which has adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition, particularly if there are periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate. The pandemic has also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of the pandemic and other recent global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or in difficulty accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from COVID-19 and inflation and related implementation delays. In the most recent quarter, the ongoing conflict between Russia and Ukraine resulted in our ceasing operations in Russia which resulted in our recording $3.0 million of bad debt expense and removing $3.1 million of ARR due to our cancellation of contracts with customers in Russia. As a result of these containment measures and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person, difficulty in hiring necessary personnel, and higher employee attrition. Despite the increased availability of vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and emergence and spread of virus variants in markets and communities in which we, our customers, and our SI partners operate, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts of the pandemic and its effects on our business, results of operations, or financial condition. Further, to the extent the COVID-19 pandemic and other recent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We are in the process of transitioning to a hybrid in-person and remote workforce, which will subject us to certain operational challenges and risks and potential harm to our business.
In response to the COVID-19 pandemic, our workforce shifted from in-person to remote work. We have announced our intention to transition to a hybrid work environment in which a significant portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications, and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. The transition to hybrid in-person as well as remote working may also subject us to other operational challenges and risks. For example, our shift to hybrid working may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale and retention rates. In addition, we expect to incur costs related to the transition to a hybrid workforce to, among other things, facilitate permanent remote work for a portion of our workforce and update our offices to offer more collaborative workspaces. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
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
•security and privacy concerns related to employee data, customer data, and systems that are accessed or otherwise used by our hybrid workforce and customers;
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
•the impact of a recession or any other adverse global economic condition on our business, including pandemics, armed conflicts, trade tariffs, trade agreements, and other uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements or the fulfillment of professional service arrangements;
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
We currently anticipate that sales of, and revenue from, subscription services will continue to increase in the future. Subscriptions are recognized ratably over the term of the agreement after provisioning of the service. Over time, this may reduce the impact of our historic revenue seasonality, but in the near term the introduction of proportionally more subscription services into our revenue stream, together with their delayed and ratable recognition, will likely impact quarter-over-quarter and year-over-year revenue growth comparisons. Cash flow expectations and comparisons could also be impacted because of the ramped nature of the annual installments of these multi-year subscription services arrangements. Additionally, ARR, which reflects the annualized recurring value of active customer contracts at the end of a reporting period, will be impacted by the seasonality of new sales orders, even if the revenue is recognized ratably.
Our quarterly growth in revenue or ARR also may not coincide with new orders or cash flows in a given quarter, which could mask the impact of seasonal variations. This mismatch is primarily due to the following reasons:
•our subscription arrangements are recognized ratably and only a portion, if any, of the revenue from an order is recognized in the same fiscal period of the order;
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
•we may enter into agreements with future product delivery requirements, specified terms for product upgrades or functionality, acceptance terms, early termination rights, or unconditional return rights, which may require us to delay revenue recognition for a period of time; and
•revenue recognition may not occur in the period when the order is placed due to certain revenue recognition criteria not being met, such as delivery of the software or providing access to the subscription services.
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
In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including, but not limited to, price, security, reliability, performance, customer preference, public concerns regarding privacy, and the enactment of restrictive laws or regulations. We are in the early stages of re-architecting our existing services and products and developing new services and products in an effort to offer customers greater choices on how they utilize our software. As our business practices in this area develop and evolve over time, we may be required to revise our current subscription agreements, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including, but not limited to, customer demand, our ability to further develop, manage, and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, our customers' ability to successfully migrate to and implement our subscription services, tax and accounting implications, and our costs.
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

The implementation and testing of our services and products by our customers typically lasts 6 to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our services and products typically involves integration with our customers’ and third parties’ systems, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our services and products. Failing to meet the expectations of our customers during the implementation of our services and products could result in a loss of customers and negative publicity about us and our services and products. Such failure could result from deficiencies in our product capabilities, performance issues, or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or products sales or upon renewals of existing licenses and services, potential reversals of previously recognized revenue, a customer renegotiating existing contractual terms, and a customer’s refusal to pay their contractually-obligated license, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, the COVID-19 pandemic caused sales and implementation cycles to lengthen, along with other impacts on our business. We have had, and may in the future have, restrictions on travel in place, which are in accordance with recommendations by the U.S. government, The Centers for Disease Control and Prevention, and other equivalent agencies in the locations in which we operate, and our customers, SI partners, and prospects have likewise enacted their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings have affected and could continue to affect services delivery, delay implementations, and interrupt sales activity. We cannot predict the duration or the extent of adverse impacts from the COVID-19 pandemic and other global events on our business, results of operations, and financial condition.
Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.
Our subscription and support revenue was 34% and 27% of total revenue for fiscal years 2021 and 2020, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 35% and 42% for fiscal years 2021 and 2020, respectively, while the gross margin for license revenue was 97% and 97% for fiscal years 2021 and 2020, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may result in further erosion of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of the COVID-19 pandemic, inflation, or other global events and disasters.
Further, our services revenue was 25% and 28% of total revenue for fiscal years 2021 and 2020, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was negative for both fiscal years 2021 and 2020. If we experience an increase in the percentage of total revenue represented by services revenue, like we did in fiscal year 2018 due to acquisitions and other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new services and products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of the COVID-19 pandemic, inflation, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging clients to accelerate their cloud transition or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
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
Our customers have no obligation to renew their term licenses or subscriptions after their contract period expires, and these licenses and subscriptions, if renewed, may be done so on less favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their licenses or subscriptions before they expire. We may not accurately predict future trends in customer renewals. In addition, our perpetual license customers have no obligation to renew their support arrangements after the expiration of the initial contractual period. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our services and products, the prices of our services and products, the prices of services and products offered by our competitors, reduction in our customers' business including their DWP, reductions in our customers’ spending levels due to the macroeconomic environment or other factors, or the sale of their operations to a buyer that is not a current customer.
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

Our SI partners help us reach additional customers. We believe our future growth also will depend on the retention and expansion of successful relationships with SI partners, including with SI partners that will focus on services and products we may acquire in the future. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of relationships with SI partners, including regional and local SI partners. Although we have established relationships with some of the leading SI partners, our services and products may compete directly against services and products that such leading SI partners support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to migrating or implementing our services and products, the quality or timeliness of such migrations and implementations, or the effects of the COVID-19 pandemic and other global events on our SI partners. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our services and products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
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
•geographic and political conflicts, such as that between Russia and Ukraine;
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

On April 27, 2016, the EU adopted the General Data Protection Regulation 2016/679 (“GDPR”), that took effect on May 25, 2018. The GDPR applies to any company established in the European Economic Area (“EEA”) as well as to those outside the EEA if they carry out processing of personal data of individuals in the EEA that is related to the offering of goods or services to them or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of personal data, enhanced data subject rights, mandatory data breach notification requirements, and onerous new obligations on data processors. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with GDPR requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations, regulatory guidance, and enforcement decisions and as we continue to negotiate data processing agreements with our customers and business partners.
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
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes, inflation or deflation, armed conflict, or international currency fluctuations, have and may continue to affect the market price of our common stock.
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
In October 2020, our board of directors authorized and approved a share repurchase program of up to $200 million of our outstanding common stock. As of January 31, 2022, the share repurchase program was completed. However, our board of directors may authorize a new share repurchase program in the future. If approved in the future, stock repurchases may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and sizes of repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. A stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. A share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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

However, recently issued accounting guidance that will be effective for us on August 1, 2022 will no longer permit the use of the treasury stock method. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. Among other things, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We are currently evaluating the impact of the new guidance on our consolidated financial statements, however, we believe the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes could adversely affect our diluted earnings per share and that we would no longer be required to accrete the debt discount which will result in lower interest expense.
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
General worldwide economic conditions remain unstable, and prolonged economic uncertainties or downturns could harm our business, results of operations, or financial condition. In particular, pursuant to a decision by referendum in June 2016, the U.K. voted to withdraw from the EU. A trade and cooperation agreement, which addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things, was recently ratified by the European Parliament and the Council of the EU to govern the U.K.’s future relationship with the EU. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Brexit has caused significant volatility in global stock markets and fluctuations in currency exchange rates. Brexit has also caused, and may continue to cause, delays in purchasing decisions by our potential and current customers affected by this transition due to the considerable political and economic uncertainty created by Brexit and uncertainty as to the nature of the U.K.’s long-term relationship with the EU. Brexit may further result in new regulatory and cost challenges to our U.K. and global operations, particularly with respect to data protection. Depending on the market and regulatory effects of Brexit, it is possible that there may be adverse practical or operational implications on our business, and prolonged economic uncertainties or downturns caused by Brexit could harm our business and results of operations.
Further, other global events such as the imposition of various trade tariffs by the United States and China, ongoing conflict between Russia and Ukraine, and the COVID-19 pandemic, have created and may continue to create global economic uncertainty, including inflationary pressures and supply chain issues, in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our services and products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

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
Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. Additionally, the COVID-19 pandemic, current global events, and recent economic conditions have increased attrition and decreased the number of available candidates for open positions, which has increased the time to identify and hire new employees. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, including managing employees and contractors remotely or in a hybrid environment, which has increased in connection with the COVID-19 pandemic and its associated workplace-related ramifications, or we may be required to pay increased compensation in order to do so.
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

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflict between Russia and Ukraine, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, severe heat and cold events, fires, and other natural disasters, Germany and other parts of Europe have experienced flooding, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our software and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR, and operating income, which could have an adverse effect on our stock price. While we have limited currency exchange exposure to the Russian Ruble, we expect global exchange rates for various currencies may be more volatile than normal as a result of the ongoing conflict between Russia and Ukraine and related events. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.

ITEM 6.     Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 9, 2022
3.2	Amended and Restated Bylaws	8-K	3.1	September 14, 2020
4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.1#	Executive Agreement between Guidewire Software, Inc. and John Mullen, dated as of February 3, 2022	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	June 7, 2022	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)