Form 10-K
period 2022-07-31
Guidewire Software, Inc.
filed 2022-09-26
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
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
None
_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $5.4 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2022, the registrant had 84,084,360 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS
The sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, services, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including, but not limited to, the matters discussed below, in the section titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•our gross and operating margins and factors that affect such margins, including costs related to operating, securing, and enhancing our subscription services;
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
•our ability to comply with current and evolving local and foreign data privacy laws, including the General Data Protection Regulation in the European Union (“EU”) and in the United Kingdom (“U.K.”) and the California Consumer Privacy Act, the California Privacy Rights Act, and regulations in various other jurisdictions in the United States and abroad, and maintain the security of our customer’s data, our cloud-based services or products, and the related costs and liabilities that we may incur;
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
•the effect of uncertainties related to the global COVID-19 pandemic and future mutations or related strains of the virus on the U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our customers’ and partners’ businesses;
•data security breaches of our cloud-based services or products or unauthorized access to our customers’ or employees’ data;
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
Our core operational services and products are InsuranceSuite Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These services and products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our Analytics and AI offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and better underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.
InsuranceSuite Cloud is a highly configurable and scalable product, delivered as a service and primarily comprised of three core applications (PolicyCenter Cloud, BillingCenter Cloud, and ClaimCenter Cloud) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (“GWCP”) architecture and leverage our in-house Guidewire cloud operations team. InsuranceSuite Cloud is designed to support multiple releases each year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite Cloud.
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
Because our platform is critical to our new and existing customers’ businesses, their decision-making and product evaluation process is thorough, which often results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple services and products or is considering a move to a cloud-based subscription for the first time. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current services and products, the introduction of new services and products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations.
We sell our cloud-delivered offerings through subscription services and our self-managed products through term licenses. We generally price our services and products based on the amount of direct written premium (“DWP”) that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria are met including providing access to the service. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our services, products, and platform. A majority of our services revenue is billed monthly on a time and materials basis.
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
We believe the P&C insurance industry is experiencing accelerating change in how insurers engage with, sell to, and manage relationships with consumers and businesses. Today, P&C insurers are striving to respond to significant changes in their competitive marketplace and the character of the risks they underwrite. The most significant changes include:
•an industry rapidly going through change that requires agility and efficiency from its core systems;
•an increase in catastrophes and natural disasters impacting the P&C insurance industry that requires agility and efficiency from its core systems;
•a rise in customer expectations for digital, mobile, and omni-channel interaction rather than the traditional agent model;
•a need for 100% digital engagement capabilities;
•a growth in demand for personalized services and products;
•an increase in technology and market-driven changes in vehicular risk, including usage and driving habit based insurance;
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
Many of these trends, such as digital engagement capabilities and data analytics, have increased in importance as a result of the COVID-19 pandemic. In response to these trends, changes, challenges, and opportunities, we believe that P&C insurers need a core system that can increase agility and enhance digital engagement and analytics offerings.
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
Core Operational Services and Products
We offer the following core operational services and products: Guidewire InsuranceSuite Cloud, Guidewire InsuranceNow, and Guidewire InsuranceSuite for Self-Managed.
Guidewire InsuranceSuite Cloud
Guidewire InsuranceSuite Cloud is comprised of three primary applications (PolicyCenter Cloud, BillingCenter Cloud, and ClaimCenter Cloud) optimized for our GWCP infrastructure. We offer several complementary applications designed to work seamlessly with these primary applications. InsuranceSuite Cloud is hosted on Amazon Web Services (“AWS”) and managed by our internal cloud operations team.
Guidewire PolicyCenter Cloud is our flexible underwriting and policy administration application that serves as a comprehensive system-of-record supporting the entire policy lifecycle, including product definition, underwriting, quoting, binding, issuance, endorsements, audits, cancellations, and renewals. Guidewire BillingCenter Cloud automates the billing lifecycle, enables the design of a wide variety of billing and payment plans, manages agent commissions, and integrates with external payment systems. Guidewire ClaimCenter Cloud is a complete end-to-end claims management solution that offers core claims functionality. These primary applications also include predictive analytics that drive smart decisions, digital engagement, and an ecosystem of partners and insurtechs.
GWCP is a Guidewire-developed infrastructure layer built on top of AWS that provides specialized cloud services, including multi-tenant cloud-native services that support the core operational services and integration of digital experiences and analytics. The Guidewire Data Platform is a P&C insurance-specific data repository, built on GWCP, which collects data from InsuranceSuite Cloud and InsuranceNow, as well as other internal and external sources, to provide analytical insights across the insurance lifecycle for our customers. The Guidewire Data Platform powers all analytical applications. Additionally, we provide tools for automation and self-service of routine implementation and deployment tasks to increase our customers’ agility while providing enterprise-grade performance, availability, privacy, and security. Given the specialized needs of the P&C insurance industry, we have developed a scalable cloud architecture that combines these multi-tenant cloud services and tools with the ability to isolate each customer’s system of record and database instances. This approach provides our customers with the benefits of cloud-native infrastructure and services and the flexibility to provide differentiated services to their customers.

Guidewire InsuranceNow
Guidewire InsuranceNow is a complete, cloud-based core system for P&C insurers in the United States, offering policy, billing, and claims management functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity.
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
Data, Analytics, and Artificial Intelligence
We offer a variety of applications that allow insurers to uncover hidden opportunities and write more profitable business by enabling a seamless path from data to value.
Guidewire Predict
Guidewire Predict is a P&C-specific machine-learning platform that empowers insurers to make intelligent data-driven decisions throughout the insurance lifecycle. By building (or importing) predictive models built from multiple data sets, designing comprehensive solutions, and operationalizing the predictive insights, Predict allows insurers to rapidly turn any model into business value by delivering guidance to frontline decision makers. Predict for Claims helps customers to better manage claim indemnity and loss-adjustment expenses. Predict for Profitability improves pricing accuracy and customer satisfaction.
Guidewire HazardHub
Guidewire HazardHub allows insurers to understand, assess, price, and manage property risk quickly and intelligently. HazardHub provides a single source of geospatial risk data, and provides access to more than 950 risk variables, including perils from air, water, earth, and fire. HazardHub is a cloud-native solution delivered through an Application Programming Interface (“API”) that provides access to this information for any personal or commercial property located in the United States, and has the ability to evaluate an entire portfolio for property risk.
Guidewire Canvas
Guidewire Canvas is a cloud-native application included with ClaimCenter Cloud. It features an interactive map that enables claims management and catastrophe response teams to geo-visualize claims to help improve customer satisfaction and reduce indemnity by proactively responding to storm events.
Guidewire Compare
Guidewire Compare is a cloud-native application included with ClaimCenter Cloud that monitors key claims measures and gives feedback on how those compare against peer insurers in the Guidewire community, or within a single insurer across regions or over time. Compare allows claims organizations to increase their processing efficiency by monitoring key claims measures such as indemnity, expenses, cycle times, reserves, salvage, subrogation, percentage closed, catastrophe, and litigated.
Guidewire Explore
Guidewire Explore is a cloud-native application that gathers and curates InsuranceSuite data in near real-time to augment decision making inside and outside InsuranceSuite. Explore includes free-form search across the data set, along with visualizations and dashboards for common business metrics. It allows business users to examine operational claims data, underwriting management data, and operational policy data.

Guidewire Cyence
Guidewire Cyence is a cyber-risk economic modeling product that helps P&C insurers accurately measure the financial impact of cyber risk on their customers. It does this by capturing data about cyber threats from more than 400 sources, including public data, open-source data, proprietary, and third-party data. Cyence then curates and analyzes the data through AI and machine-learning statistical models to extract meaningful signals. Based on these models, Cyence produces insights delivered through reports that will predict the likelihood and economic impact of cyber attacks on a target company or individual. This can be used for underwriting, pricing, and developing cyber insurance products.
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
Guidewire Marketplace
The Guidewire Marketplace is where insurers find trusted applications and content that complement the Guidewire platform from our PartnerConnect partners, as well as from Guidewire product and services teams. These applications and content help insurers to rapidly innovate and differentiate their businesses by allowing them to leverage capabilities provided by the Guidewire partner ecosystem to meet their business goals. The Guidewire Marketplace also empowers customers pursuing innovation initiatives by providing access to a curated collection of insurtech applications. As of July 31, 2022, the Guidewire Marketplace had over 170 partner-developed integrations that have been validated by us and awarded Ready for Guidewire branding and hundreds of Guidewire-developed resources available for download. We anticipate expanding the reach of the Guidewire Marketplace.
Technology
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
Our cloud infrastructure is designed to maximize the security, stability, scalability and efficiency of our applications. Our cloud infrastructure leverages AWS, provides services hosted in AWS regions worldwide, and is tailored to provide both the benefit of cloud subscription services delivered in a cloud-native multi-tenant model while still providing insurers with the ability to configure and extend their applications via single-tenant environments which are easily managed via Guidewire Cloud Console. All of our cloud services and products comply with standards set by ISO, AICPA, and PCI SSC.
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
Customer Support
We provide support for our subscription customers as part of our subscription services and to our license customers for an annual fee based on a percentage of the license fees. Subscription services also include regular updates to Guidewire software to ensure that Guidewire Cloud customers can easily access our latest innovations. New capabilities are often toggled-off so that customers can activate them at the right time for their businesses. This enables our customers to deliver improvements at a steady pace, optimized for their employees and customers.
Our subscriptions include Guidewire Cloud Assurance Services, which provides for review of all configurations and integrations to ensure they follow published standards, best practices and required security methodologies. Furthermore, our internal cloud operations team monitors application performance and our customer success team works directly with customers to optimize adoption, user experience, and business requirements.
Employees and Human Capital Resources
Our business requires attracting, developing, and retaining a motivated team of individuals who thrive in a culture based on integrity, rationality, and collegiality and that embraces diversity, inclusion, and belonging. Understanding and proactively anticipating the priorities and needs of our current and future employees is important to realizing our mission to be the platform P&C insurers trust to engage, innovate, and grow efficiently.
As of July 31, 2022, we had 3,376 employees, including 1,668 in global product development and operations (comprised of research and development, cloud operations, and technical support), 755 in professional services, 475 in sales and marketing, and 478 in general and administrative roles. As of July 31, 2022, we had 1,775 employees in the United States and 1,601 employees internationally.
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
Diversity, Inclusion, and Belonging
We believe that understanding and respecting another’s perspective, experience, background, and beliefs provides an opportunity to expand horizons, challenge complacency, and foster empathy. Diversity of perspective, experience, background, and beliefs fuel our innovative, collaborative, and engaged workplace. We aim for the highest standards of fairness and equal opportunity in recruitment, hiring, promotions, job assignments, and compensation. Initiatives to create greater diversity and belonging among our employees include inclusive recruiting and outreach programs for diverse candidates, employee resource groups (“ERGs”), and management-led listening circles. Our ERGs are employee-led and comprised of volunteers who represent common interests, experiences, backgrounds, or demographics. As of the end of fiscal year 2022, we had seven ERGs including Womens’ Leadership, African Ancestry, LGBTQ+, Asian and Pacific Islander, and LatinX groups.
Guidewire Gives Back (“GGB”) is a program focused on investing in local communities where we operate by encouraging employee volunteerism, philanthropy, and social impact investment. The GGB program is centered around employee engagement and community impact through volunteer hours from the Guidewire community and financial donations, both of which are geared toward making a measurable difference. The GGB strategy, programs, and collaborative partnerships reflect employees’ passions and embody Guidewire’s corporate mission as well as our customers' purpose.
Positive Corporate Culture
Our employees are critical to our success, and we believe creating a positive, inclusive culture is essential to attracting and retaining engaged employees. Our values of integrity, rationality, and collegiality are the foundation of how we work with one another. We incorporate a wide variety of communication and training activities to encourage collaboration amongst our colleagues around the world. We measure the program’s efficacy and identify opportunities for improvements through an engagement survey distributed annually, with the last survey completed in May 2022, and periodic pulse surveys to elicit feedback.

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
Customers
We market and sell our services and products to a wide variety of global P&C insurers ranging from some of the largest global insurers to national and regional companies. We believe strong customer relationships are a key driver of our success given the long-term nature of our customer engagements and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. Customers are defined as entities that have placed orders for our services or products. In some instances, a parent corporation can have multiple entities, or insurance brands, that place orders for our services or products. As of July 31, 2022, we had approximately 520 customers representing approximately 520 insurance brands, also referred to as insurers, using one or more of our services or products in 38 countries. The acquisition of HazardHub in August 2021 added approximately 160 customers, many of which are not insurers.
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
As part of our PartnerConnect alliance program, we have a community of solution partners developing integrations that enable software and insurance business solutions to interoperate with our services and products, many of which are in the Guidewire Marketplace. These integrations help customers reduce implementation risk and effort, and lower the total cost of implementation and operation.
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
Competition
The software market that caters to the P&C insurance industry is highly competitive and fragmented. Increased spending by insurers on software solutions and the emergence of new platforms that have broadened from core system modernization to new digital engagement and data and analytics solutions have generated significant interest among investors and entrepreneurs. Increased capital allows market participants, or potential market participants such as insurtech companies, to adopt more aggressive go-to-market strategies, improve existing services or products, introduce new services or products, develop innovative solutions that disrupt the market, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs, and the adoption of cloud deployed solutions. These factors create an environment of increasing competition. Our current and future competitors vary in size and in the breadth and scope of the services or products they offer. As we expand our product portfolio, we may begin to compete with software and service providers we have not traditionally competed against. Our current competitors include, but are not limited to, customers’ internally developed proprietary solutions; P&C insurance software vendors such as Duck Creek, EIS Group, Insurity, Majesco, Prima Solutions, RGI, Origami Risk, and Sapiens; and horizontal software vendors such as SAP and Salesforce.
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

Information about Segment and Geographic Revenue
Information about geographic revenue is set forth in Note 2 “Revenue” and information about segment reporting is set forth in Note 13 “Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for new term licenses and multi-year renewals compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. For example, in the first quarter of fiscal year 2021, we experienced license revenue growth due to a five-year term license renewal under which revenue was recognized upfront, which overshadowed the comparison with our second fiscal quarter of 2021 and created a challenging comparable period for the first quarter of fiscal year 2022. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal quarter and fiscal year of an order is reduced, deferred revenue increases, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fiscal fourth quarter increases this impact as the revenue impact of most fiscal fourth quarter subscription sales will not be realized until the following fiscal year.
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
WHERE YOU CAN FIND MORE INFORMATION
The following filings are available to view and download free of charge on our investor relations website as soon as reasonably practicable after we file them with the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. Our website is located at www.guidewire.com, and our investor relations website is located at ir.guidewire.com. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including periodic reports, proxy statements, and other information.
We provide access to a recording of our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we also provide notifications on our investor relations website of news or announcements regarding our financial performance, including SEC filings, investor events, press releases, and earnings releases. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Corporate governance information, including our governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” Corporate sustainability information, including our approach and progress in respect of environmentally and socially responsible business practices, is available on our website and is located at www.guidewire.com/corporate-sustainability. The contents of our websites, including any information contained in reports or other resources found on such websites, are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Any references to our websites are intended to be inactive, textual references only.

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
Factors that may affect our results of operations include:
•the impact of economic downturns and related market volatility caused by economic volatility, inflation, or other national and worldwide events on our business and the businesses of our customers, partners, and vendors;
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
•erosion in services margins or significant fluctuations in services revenue caused by changing customer demand, negotiated professional services billing rates, investments in customer implementation and migration projects, or fixed fee contracts;
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

•the impact of a recession or any other adverse global economic condition on our business, including pandemics, geographic and political conflicts, trade tariffs, trade agreements, and other uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements or the fulfillment of professional service arrangements;
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
Revenue under our cloud-based subscription model will generally be recognized ratably over the term of the contract. The transition to ratable revenue recognition will result in lower revenue than we otherwise would have recognized in the initial period of the customer agreement under term license agreements. This effect on recognized revenue may be magnified in any fiscal year due to the concentration of our orders in the fourth fiscal quarter. A combination of increased costs and delayed recognition of revenue would adversely impact our gross and operating margins compared to prior periods. Additionally, the change in our business model and the timing of our customers’ decision to transition from self-managed licenses to cloud-based subscription services could negatively affect our ability to forecast the timing and amount of our revenues in any period.
In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including, but not limited to, price, security, reliability, performance, customer preference, public concerns regarding privacy, and the enactment of restrictive laws or regulations. We are in the early stages of re-architecting our existing services and products and developing new services and products in an effort to offer customers greater choices on how they utilize our software. As our business practices in this area develop and evolve over time, we may be required to revise our current subscription agreements, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including, but not limited to, customer demand, our ability to further develop, manage, and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, our customers’ ability to successfully migrate to and implement our subscription services, tax and accounting implications, and our costs.
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
Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. The composition of our individual top customers has and will vary from year to year. In fiscal year 2020, our ten largest customers accounted for 27% of our revenue, in fiscal year 2021 they accounted for 28%, and in fiscal year 2022 they accounted for 23%. Additionally, our ten largest customers based on ARR accounted for 26% of total ARR at July 31, 2022. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our services or products. While we expect this reliance to decrease over time as our revenue, customer base and subscription services as a percentage of revenue grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our services and products to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our services or products, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of this relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
Failure of any of our established services or products to satisfy customer demands or to maintain market acceptance could harm our business, results of operations, financial condition, and growth prospects.
We derive a significant majority of our revenue and cash flows from our established product offerings, including Guidewire InsuranceSuite Cloud, Guidewire InsuranceNow, Guidewire InsuranceSuite for self-managed installations, and our digital and data services and products. We expect to continue to derive a substantial portion of our revenue from these sources. As such, continued market acceptance of these services and products is critical to our growth and success. Demand for our services and products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our services and products, the timing of development and release of product upgrades and new products by us and our competitors, the cost and effort to migrate from self-managed products to subscription services, the ease of integrating our software to third-party software and services, technological advances that reduce the appeal of our services and products, changes in the regulations that our customers must comply with in the jurisdictions in which they operate, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our services and products, our business, results of operations, financial condition and growth prospects may be adversely affected.
Recent global events have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. The continuing COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, inflation higher than we have seen in decades, and supply chain issues have added to global economic and market volatility. Our business and financial results during fiscal year 2022, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from these events. The pandemic, as well as measures undertaken to contain the spread of COVID-19 variants, have affected and could further affect our ability to travel to customers and prospects, resulting in delays in services delivery, delays in implementations, and interruptions or modifications in our sales and marketing activities, including Connections, our annual user conference, which has adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition. These global events have also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of recent global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from these global events and related implementation delays. In the third quarter of our fiscal year 2022, the ongoing conflict between Russia and Ukraine resulted in our ceasing operations in Russia, which resulted in our recording $3.0 million of bad debt expense and removing $3.1 million of ARR due to our cancellation of contracts with customers in Russia. As a result of these developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person, difficulty in hiring necessary personnel, and higher employee attrition. Due to the continuing and evolving nature of these global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent recent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We are in the process of transitioning to a hybrid in-person and remote workforce, which will subject us to certain operational challenges and risks and potential harm to our business.
In response to the COVID-19 pandemic, our workforce shifted from in-person to remote work. We have announced our intention to transition to a hybrid work environment in which a significant portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who work remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications, and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. The transition to hybrid in-person as well as remote working may also subject us to other operational challenges and risks. For example, our shift to hybrid working may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale and retention rates. In addition, we expect to incur costs related to the transition to a hybrid workforce to, among other things, facilitate permanent remote work for a portion of our workforce and update our offices to offer more collaborative workspaces. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
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
Additionally, many of our prospective customers operate firmly entrenched legacy systems, some of which have been in operation for decades. Our implementation cycles may be lengthy, variable, and require the investment of significant time and expense by our customers. These expenses and associated operating risks attendant on any significant process re-engineering and new technology implementation, may cause customers to prefer maintaining legacy systems. Also, maintaining these legacy systems may be so time consuming and costly for our potential customers that they do not have adequate resources to devote to the purchase and implementation of our services and products. We also compete against technology consulting firms that either helped create such legacy systems or may own, in full or in part, subsidiaries that develop software and systems for the P&C insurance industry.

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
In addition, the insurance industry is evolving rapidly, and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-based solutions, which could reduce demand for our offerings. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our cloud-based solutions. New competitors are able to develop cloud-based solutions without the cost of maintaining or migrating existing solutions and satisfying existing customer requirements, which may allow them to introduce new services and products more quickly and on more efficient technologies than us. This may increase our costs more than we anticipate and may adversely impact our results of operations.
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
The implementation and testing of our services and products by our customers typically lasts six to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our services and products typically involves integration with our customers’ and third parties’ systems, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our services and products. Failing to meet the expectations of our customers during the implementation of our services and products could result in a loss of customers and negative publicity about us and our services and products. Such failure could result from deficiencies in our product capabilities, performance issues, or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or products sales or upon renewals of existing licenses and services, potential reversals of previously recognized revenue, renegotiating existing customer’s contractual terms, and a customer’s refusal to pay their contractually-obligated license, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. For example, the COVID-19 pandemic caused sales and implementation cycles to lengthen, along with other impacts on our business. We have had, and may in the future have, restrictions on travel, which are in accordance with recommendations by the U.S. government, The Centers for Disease Control and Prevention, and other equivalent agencies in the locations in which we operate, and our customers, SI partners, and prospects have likewise enacted their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings have affected and could continue to affect services delivery, delay implementations, and interrupt sales activity. We cannot predict the duration or the extent of adverse impacts from the COVID-19 pandemic and other global events on our business, results of operations, and financial condition.
Failure to manage our expanding operations effectively could harm our business.
We have experienced consistent growth and expect to continue to expand our operations, including the number of employees and the locations and scope of our international operations. Additionally, we have announced our intention to transition to a hybrid work environment in which a large portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis, which brings new challenges to managing our business and workforce. This expansion and changing work environment has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology and cybersecurity infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new or enhanced services and products or investments in cloud operations. If we increase the size of our organization without experiencing an increase in sales of our services and products, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations or hybrid work environment, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected, and we may be unable to implement our business strategy.
Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.
Our subscription and support revenue was 42%, 34%, and 27% of total revenue for fiscal years 2022, 2021, and 2020, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 38%, 35%, and 42% for fiscal years 2022, 2021, and 2020, respectively, while the gross margin for license revenue was 97%, 97%, and 97% for fiscal years 2022, 2021, and 2020, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may result in further erosion of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of the COVID-19 pandemic, inflation, or other global events and disasters.
Further, our services revenue was 26%, 25%, and 28% of total revenue for fiscal years 2022, 2021, and 2020, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was negative for fiscal years 2022, 2021, and 2020. If we experience an increase in the percentage of total revenue represented by services revenue, like we did in fiscal year 2018 due to acquisitions and other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new services and products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of economic volatility, inflation, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging clients to accelerate their cloud transition or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
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
Our customers have no obligation to renew their term licenses or subscriptions after their contract period expires, and these licenses and subscriptions, if renewed, may be done so on less favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their licenses or subscriptions before they expire. We may not accurately predict future trends in customer renewals. In addition, our perpetual license customers have no obligation to renew their support arrangements after the expiration of the initial contractual period. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our services and products, the prices of our services and products, the prices of services and products offered by our competitors, reduction in our customers’ business including their DWP, reductions in our customers’ spending levels due to the macroeconomic environment or other factors, or the sale of their operations to a buyer that is not a current customer.
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

If we fail to develop new services and products, enhance our existing services and products, or migrate our products to the cloud, our business could be adversely affected, especially if our competitors are able to introduce services and products with enhanced functionality in the cloud. It is critical to our success for us to anticipate changes in technology, industry standards, and customer requirements and to successfully introduce new, enhanced, and competitive services and products to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to increase investments in research and development and cloud operations to meet these challenges. Revenue may not be sufficient to support the future product development that is required for us to remain competitive. If we fail to develop services and products in a timely manner that are competitive in technology and price or develop services and products that fail to meet customer demands, our market share will decline and our business and results of operations could be harmed. If our development efforts do not develop services, products or features that our customers find valuable, then we might incur impairment charges related to our capitalized software development costs.
Real or perceived errors or failures in our services and products, including implementation services, may affect our reputation, cause us to lose customers, and reduce sales and renewal rates, which may harm our business and results of operations and subject us to liability for breach of warranty claims.
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
We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the migration and implementation of our services and products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or product sales or upon renewals of existing licenses or services, renegotiation or modification of existing contracts that could potentially result in reversals of previously recognized revenue, or a customer’s refusal to pay its contractually-obligated fees. In addition, time-consuming or difficult migrations and implementations may also increase the amount of services personnel we must allocate to the project, potentially without commensurate compensation, thereby increasing our costs, lowering our services margin, and adversely affecting our business, results of operations, and financial condition.
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
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, including most recently in August 2021, we acquired HazardHub, Inc., a leading insurtech provider of API-driven property risk insights. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures, be dilutive to earnings, and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired services and products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new services and products, the timing of revenue from the sale of services and products that we acquired or that result from the alliance, or from the sale of a bundle of services and products that includes such new services and products, may be different than the timing of revenue from existing services and products. In addition, our ability to maintain favorable pricing of new services and products may be challenging if we bundle such services and products with existing services and products. A delay in the recognition of revenue from sales of acquired or alliance services and products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
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
We sell our services and products to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2022, 2021, and 2020, $296.2 million, $271.1 million, and $279.8 million of our revenue, respectively, was from customers outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:
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
•increased exposure to fluctuations in currency exchange rates, especially on revenue and ARR;
•highly inflationary international economies, such as Argentina;
•geographic and political conflicts, such as that between Russia and Ukraine;
•the burdens and costs of complying with a wide variety of foreign laws and legal standards, including the General Data Protection Regulation in the European Union (“EU”) and the U.K.;
•compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act of 2010 and other anti-corruption regulations, particularly in emerging market countries;
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
In addition, if there is substantial turnover of customer personnel responsible, especially at the executive level, for the use and support of our services and products, or if customer personnel are not well trained in the use and support of our services and products, customers may defer the deployment of our services and products, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our services and products, our ability to renew existing licenses and make additional sales may be substantially limited.
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
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our cloud services may be perceived as not being secure, customers may reduce the use of or stop using our services, we may incur significant liabilities, and our reputation could be harmed. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, and other liabilities for our company. While we have taken, and are continually updating and enhancing, steps to protect the confidential information and customer data to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on, such as AWS, could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or infiltrate systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement with existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations and reputation.
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
Further, revenue recognition standards require significant judgment and estimates that impact our reported revenue and results of operations. Additionally, reported revenue has and will vary from the ARR and cash flow associated with each customer agreement. For example, for some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. This potential difference and variability in the trends of reported amounts may cause volatility in our stock price.
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
We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in, interpretations of, and guidance regarding tax laws, including impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Coronavirus Aid, Relief, Economic Security Act of 2020, and the Inflation Reduction Act of 2022.
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
In October 2020, our board of directors authorized and approved a share repurchase program of up to $200 million of our outstanding common stock. The share repurchase program was completed in the second quarter of fiscal year 2022. However, our board of directors may authorize a new share repurchase program in the future. If approved in the future, share repurchases may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and sizes of repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. A share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. A share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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
As of July 31, 2022, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
However, recently issued accounting guidance that will be effective for us on August 1, 2022 will no longer permit the use of the treasury stock method. In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. Among other things, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. We are currently evaluating the impact of the new guidance on our consolidated financial statements, however, we believe the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes will most likely adversely affect our diluted earnings per share and that we will no longer be required to accrete the debt discount which will result in lower interest expense.
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
Further, other global events such as global inflation concerns and the ongoing conflict between Russia and Ukraine, have created and may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our services and products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflict between Russia and Ukraine, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, floods, severe heat and cold events, fires, and other natural disasters, Germany and other parts of Europe have experienced flooding, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity and near an area subject to severe fire damage. A significant natural disaster, such as an earthquake, tsunami, fire, flood, epidemic, or pandemic, such as the COVID-19 pandemic, could have a material adverse impact on our business, results of operations, and financial condition.
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
Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty.
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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties
Our corporate headquarters in San Mateo, California consists of approximately 189,000 square feet of space leased through December 2029. Our European headquarters in Dublin, Ireland consists of approximately 85,000 square feet of space leased through March 2032. As of July 31, 2022, we also lease facilities for our sales, services, development, operations and administrative activities in various locations in the United States and around the world, including in the Americas, Europe, and Asia-Pacific.
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
As described in Note 9 “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which are incorporated by reference herein, we are not party to any material pending legal proceedings.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GWRE”.
On July 29, 2022, the last reported sale price of our common stock on the New York Stock Exchange for fiscal year 2022 was $77.72 per share. As of July 31, 2022, we had 38 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite-Total Return Index and S&P Software & Services Select Industry Index for the period from July 31, 2017 through July 31, 2022. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

	7/31/2017	7/31/2018	7/31/2019	7/31/2020	7/31/2021	7/31/2022
Guidewire Software, Inc.	$100.00	$119.46	$141.46	$163.05	$159.65	$107.71
NASDAQ Composite-Total Return Index	$100.00	$122.13	$131.59	$174.72	$240.30	$204.37
S&P Software & Services Select Industry Index	$100.00	$129.31	$156.77	$185.57	$274.61	$193.87

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
We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended July 31, 2021, filed on September 24, 2021, for reference to discussion of the fiscal year ended July 31, 2020, the earliest of the three fiscal years presented.
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
Our core operational services and products are InsuranceSuite Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These services and products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our Analytics and AI offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.
InsuranceSuite Cloud is a highly configurable and scalable product, delivered as a service and primarily comprised of three core applications (PolicyCenter Cloud, BillingCenter Cloud, and ClaimCenter Cloud) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (“GWCP”) architecture and leverage our in-house Guidewire cloud operations team. InsuranceSuite Cloud is designed to support multiple releases each year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite Cloud.
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
Because our platform is critical to our new and existing customers’ businesses, their decision-making and product evaluation process is thorough, which often results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple services and products or is considering a move to a cloud-based subscription for the first time. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current services and products, the introduction of new services and products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations.

We sell our cloud-delivered offerings through subscription services and our self-managed products through term licenses. We generally price our services and products based on the amount of DWP that will be managed by our platform. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria are met including providing access to the service. Term licenses are primarily sold with an initial two-year committed term with optional annual renewals commencing after the initial term. We may enter into term license arrangements with our customers that have an initial term of more than two years or may renew license arrangements for longer than one year. A small portion of our revenue is derived from perpetual licenses. Term and perpetual license revenue are typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our platform, services, and products. A majority of our services revenue is billed monthly on a time and materials basis.
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
We face a number of risks in the execution of our strategy, including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing services and products successfully, migrating our business towards a subscription model with ratable revenue recognition, increasing the overall adoption of our services and products, and cost-effectively and securely managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, cybersecurity, implementation services, and sales and marketing.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, and containment measures and if there are any periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate, our compliance with containment measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our key customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, a vast majority of our employees are working remotely. In addition, many of our existing and potential customers are working remotely, which may continue to extend our sales cycle, to delay the timing of new orders, and increase the time to complete professional services engagements in the future.
Our business and financial results since the third quarter of fiscal year 2020 have been impacted due to these disruptions, which has effected our annual recurring revenue (“ARR”) growth rates, services revenue and margins, operating cash flow and expenses, potentially higher employee attrition, challenges in hiring necessary personnel, and the change in fair value of strategic investments. ARR growth rates and revenue, especially services revenue, continued to be impacted in fiscal year 2022 as a result of these challenges. Additionally, in recent quarters, inflation has reached levels that have not been seen for decades, which is impacting the global economy and magnifying the impact of these and other disruptions.
Although vaccines have made progress against the COVID-19 pandemic in the United States and certain other parts of the world where vaccinations are widely available, the economic impact of the pandemic on our business and the businesses of our customers, SI partners, and vendors may continue. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have been cancelled or postponed, while others are being hosted both in-person and virtually, like our customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from COVID-19 and inflation, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the pandemic’s global economic impact could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our services and products based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill.
We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.

Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business, including ARR and Free Cash Flow. For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures” in this Annual Report on Form 10-K.
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. In fiscal year 2022, the recurring license and support or subscription contract value recognized as services revenue was $28.9 million.
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
As of July 31, 2022, ARR was $664 million, or $683 million based on currency exchange rates as of July 31, 2021. In March 2022, we announced that we will stop doing business and terminated all customer contracts in Russia. The impact of this decision resulted in the removal of $3.1 million in ARR. We measure ARR on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates. ARR grew in fiscal year 2022 by 14%, or 17% on a constant currency basis.
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for services and products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consist of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow in fiscal year 2022 was impacted by payments of $69.1 million related to our fiscal year 2021 corporate bonus and accrued vacation balances in countries in which we adopted a non-accrual vacation policy, which was $47.8 million higher than the bonus payment during fiscal year 2021. A portion of the fiscal year 2020 bonus in the amount of $9.9 million, which would have been paid in the first quarter of fiscal year 2021, was accelerated due to the COVID-19 pandemic and paid in fiscal year 2020, which correspondingly resulted in lower bonus payments in fiscal year 2021. This partial early bonus payout was approved by our board of directors in order to support our employees and, in turn, their local economies during the extraordinary situation created by the COVID-19 pandemic. The build out and furnishing of our new offices in Mississauga, Canada and Dublin, Ireland impacted free cash flow by a total of $15.6 million for the fiscal year 2021. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows.”

	Fiscal years ended July 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(37,940)	$111,587
Purchases of property and equipment	(9,510)	(19,008)
Capitalized software development costs	(12,266)	(9,846)
Free cash flow	$(59,716)	$82,733

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
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included in this Annual Report on Form 10-K for a full description of recent accounting pronouncements adopted, including the dates of adoption, and recent accounting pronouncements not yet adopted.

Results of Operations
The following table sets forth our results of operations for the years presented. The data has been derived from the consolidated financial statements contained in this Annual Report on Form 10-K. The results for any period should not be considered indicative of results for any future period.

	Fiscal years ended July 31,
	2022	As a % of Total Revenue	2021	As a % of Total Revenue
	(in thousands except percentages)
Revenue:
Subscription and support	$343,708	42%	$252,358	34%
License	258,631	32	303,792	41
Services	210,275	26	187,117	25
Total revenue	812,614	100	743,267	100
Cost of revenue:
Subscription and support	213,275	26	164,983	22
License	8,754	1	10,569	1
Services	238,365	29	199,502	27
Total cost of revenue	460,394	56	375,054	50
Gross profit:
Subscription and support	130,433	16	87,375	12
License	249,877	31	293,223	39
Services	(28,090)	(3)	(12,385)	(2)
Total gross profit	352,220	44	368,213	49
Operating expenses:
Research and development	249,665	31	219,494	30
Sales and marketing	194,611	24	160,544	22
General and administrative	107,391	13	93,759	13
Total operating expenses	551,667	68	473,797	65
Income (loss) from operations	(199,447)	(24)	(105,584)	(16)
Interest income	6,277	1	7,395	1
Interest expense	(19,446)	(2)	(18,711)	(3)
Other income (expense), net	(17,099)	(2)	12,619	2
Income (loss) before provision for (benefit from) income taxes	(229,715)	(27)	(104,281)	(16)
Provision for (benefit from) income taxes	(49,284)	(6)	(37,774)	(7)
Net income (loss)	$(180,431)	(21)%	$(66,507)	(9)%
Comparison of the Fiscal Years Ended July 31, 2022 and 2021
Revenue
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

	Fiscal years ended July 31,
	2022		2021		Change
		% of total		% of total
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$259,232	32%	$168,649	23%	$90,583	54%
Support	84,476	10	83,709	11	767	1
License:
Term license	258,441	32	303,309	41	(44,868)	(15)
Perpetual license	190	—	483	—	(293)	(61)
Services	210,275	26	187,117	25	23,158	12
Total revenue	$812,614	100%	$743,267	100%	$69,347	9%
Subscription and Support
We anticipate subscriptions will continue to represent a majority of new arrangements, including customers migrating from existing term license arrangements to subscription services, in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue on a year-over-year basis. If we complete a higher percentage of subscription arrangements in a given period, our short-term growth rates will be negatively impacted. Due to the seasonal nature of our business, the impact of new subscription orders in the fourth fiscal quarter, our historically largest quarter for new orders, is not fully reflected in revenues until the following fiscal year.

Subscription revenue increased by $90.6 million, compared to the prior year, primarily due to the impact of cloud transition and new subscription agreements for InsuranceSuite Cloud entered into and provisioned since July 31, 2021.
Support revenue was relatively flat compared to the prior year. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will continue to reduce the growth in, or result in lower, support revenue in the future.
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
Term license revenue decreased by $44.9 million, compared to the prior year, primarily due to the impact of multi-year term license renewals and new deals in the same period a year ago, and, to a lesser extent, term license customers migrating to subscription services. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $2.5 million during fiscal year 2022 compared with $24.4 million in the prior year.
Perpetual license revenue decreased by $0.3 million, compared to the prior year, and accounted for less than 1% of total revenue in fiscal year 2022. We expect perpetual license revenue to continue to represent a small percentage of our total revenue. Perpetual license revenue may potentially be volatile across periods due to the large amount of perpetual revenue that may be generated from a single customer order.
Services Revenue
Services revenue increased $23.2 million, compared to the prior year. The increase is primarily driven by an increase in the number and size of subscription implementation and migration projects, but services revenue overall continues to be impacted by contracts with lower average services billing rates and increased investments in customer implementations, including fixed fee or capped arrangements, to accelerate customer transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit.
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
Cost of Revenue and Gross Profit
Our cost of subscription and support revenue primarily consists of personnel costs for our cloud operations and technical support teams, cloud infrastructure costs, development of online training curriculum, amortization of intangible assets, and royalty fees paid to third parties. Our cost of license revenue primarily consists of development of online training curriculum, royalty fees paid to third parties, and amortization of intangible assets. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party subcontractors or consultants, and travel costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology support, information security, facilities, and other administrative costs to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.
Effective as of the beginning of fiscal year 2023, we are revising our allocation methodology to more closely reflect the way our business is managed and to be more comparable to other companies in our industry. The change will result in facilities expenses, information technology infrastructure and software expenses, and information security infrastructure and software expenses being allocated to all functional departments based on headcount, while the remaining expenses will be recorded within general and administrative expenses. The expected impact is an increase in general and administrative expenses and a decrease in cost of revenue and other operating expense categories. Prior period amounts will be re-classified to reflect the revised methodology in our future consolidated financial statements and accompanying notes.
Cost of Revenue:

	Fiscal years ended July 31,
	2022		2021		Change
	Amount	% of total revenue	Amount	% of total revenue	($)	(%)
	(In thousands, except percentages)
Cost of revenue:
Subscription and support	$213,275	26%	$164,983	22%	$48,292	29%
License	8,754	1	10,569	1	(1,815)	(17)
Services	238,365	29	199,502	27	38,863	19
Total cost of revenue	$460,394	56%	$375,054	50%	$85,340	23%

Includes stock-based compensation of:
Cost of subscription and support revenue	$14,614		$11,231		$3,383
Cost of license revenue	692		770		(78)
Cost of services revenue	22,951		21,809		1,142
Total	$38,257		$33,810		$4,447

Cost of subscription and support revenue increased by $48.3 million primarily due to increases in personnel costs of $27.9 million as a result of our continued investment in our cloud operations to increase operational efficiency and scale, cloud infrastructure expense of $21.3 million for our growing cloud customer base, higher amortization of previously capitalized software development costs of $2.5 million, and higher royalties of $1.2 million. These increases were partially offset by a decrease in amortization of acquired intangible assets of $4.1 million and a decrease in professional services of $0.6 million.
Due to our continued investment in cloud-based operations, increase in new cloud-based customers, and increased usage from existing cloud-based customers, the costs to provide our subscription and support services increased. We expect our cost of subscription and support revenue to increase as we continue to invest in our cloud operations to improve efficiencies and to continuously improve and maintain secure environments, more customers migrate from term licenses to subscription services, and we incur higher cloud infrastructure costs as our cloud customer base and their usage grows. However, we believe that the cost of subscription and support revenue will grow at a slower rate than subscription and support revenue in future years as we achieve economies of scale and other efficiencies. The short-term impact of these trends along with mix within subscription and support revenue may result in a decline in subscription and support gross margin even though subscription and support gross profit increases in absolute dollars.
The $1.8 million decrease in our cost of license revenue was primarily due to a decrease in amortization of acquired intangible assets of $1.5 million due to certain acquired intangible assets being fully amortized and lower personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.8 million. These decreases were partially offset by an increase in royalties of $0.5 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $38.9 million increase in cost of services revenue was primarily due to an increase of $37.9 million in subcontractor and personnel expenses for InsuranceSuite Cloud implementations and, to a lesser extent, increases of $0.6 million in software subscriptions and $0.3 million in web hosting services.
We had 696 cloud operations and technical support employees and 755 professional service employees at July 31, 2022 compared to 600 cloud operations and technical support employees and 657 professional services employees at July 31, 2021.

Gross Profit

	Fiscal years ended July 31,
	2022		2021		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
Subscription and support	$130,433	38%	$87,375	35%	$43,058	49%
License	249,877	97	293,223	97	(43,346)	(15)
Services	(28,090)	(13)	(12,385)	(7)	(15,705)	127
Total gross profit	$352,220	43%	$368,213	50%	$(15,993)	(4)%

Our gross profit decreased $16.0 million compared to the prior year. Gross profit was impacted by a decrease in term license revenue due to the impact of multi-year term license arrangements entered into in fiscal year 2022 being significantly lower than the impact of multi-year term license arrangements in the same period a year ago and, to a lesser extent, a decrease in services gross profit due to the investments that we are making in our customers' transition to subscription services. These decreases were partially offset by an increase in subscription and support gross profit due to the increase in subscription revenue, which has a lower gross margin compared to license revenue.
Our gross margin decreased to 43% in fiscal year 2022, as compared to 50% in fiscal year 2021. Gross margin was primarily impacted by the increase as a percentage of total revenue of subscription and support revenue, which has a lower gross margin compared to license revenue.
We expect subscription and support gross margins will fluctuate as our subscription revenue increases and we continue to invest in our cloud operations. However, as we gain efficiencies and increase the number of cloud customers, we expect subscription gross margins to improve over the next several years. In addition, the impact of our investment in customer migrations and implementations, challenges related to COVID-19, and inflation may continue to negatively impact services gross margin going forward. We expect license gross margin will fluctuate based on changes in revenue due to the timing of delivery of new multi-year term licenses and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively consistent from period to period in the future. Overall, we expect gross margins to decline in the short-term primarily due to the mix between license revenue and subscription and support revenue.

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
Effective as of the beginning of fiscal year 2023, we are revising our allocation methodology to more closely reflect the way our business is managed and to be more comparable to other companies in our industry. The change will result in facilities expenses, information technology infrastructure and software expenses, and information security infrastructure and software expenses being allocated to all functional departments based on headcount, while the remaining expenses will be recorded within general and administrative expenses. The expected impact is an increase general and administrative expenses and a decrease in cost of revenue and other operating expense categories. Prior period amounts will be re-classified to reflect the revised methodology in our future consolidated financial statements and accompanying notes.

	Fiscal years ended July 31,
	2022		2021		Change
		% of total		% of total
	Amount	revenue	Amount	revenue	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$249,665	31%	$219,494	30%	$30,171	14%
Sales and marketing	194,611	24	160,544	22	34,067	21
General and administrative	107,391	13	93,759	13	13,632	15
Total operating expenses	$551,667	68%	$473,797	65%	$77,870	16%

Includes stock-based compensation of:
Research and development	$36,134		$29,524		$6,610
Sales and marketing	32,960		25,820		7,140
General and administrative	29,660		25,855		3,805
Total	$98,754		$81,199		$17,555

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $30.2 million increase in research and development expenses was primarily due to increases of $21.7 million in personnel costs associated with higher headcount, $4.3 million in cloud infrastructure costs for our development environments, $3.1 million in acquisition consideration holdback costs recognized over a service period relating to the HazardHub acquisition, and $1.2 million in software subscription costs.
Our research and development headcount was 972 as of July 31, 2022 compared with 853 as of July 31, 2021.
We expect our research and development expenses to increase in absolute dollars as we continue to hire and dedicate internal resources to develop, improve, and expand the functionality of our solutions and migrate our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of personnel costs for our sales and marketing employees. Included in our personnel costs are commissions, which are considered contract acquisition costs and are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. Sales and marketing expenses also include travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.
The $34.1 million increase in sales and marketing expenses was primarily due to increases of $26.9 million in personnel costs due to higher headcount to sell and market our services and products; $5.3 million in travel expenses as in-person prospect and client interactions have resumed; $1.6 million in marketing and advertising expense associated with Connections Reimagined, our annual sales conference which was a hybrid event held in November 2021, compared to two fully virtual events in fiscal year 2021; $0.3 million in professional services; and $0.2 million in web hosting costs. These increases were partially offset by a decrease of $0.4 million due to certain acquired intangible assets being fully amortized.
Our sales and marketing headcount was 475 as of July 31, 2022 compared with 426 as of July 31, 2021.
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
The $13.6 million increase in our general and administrative expenses was primarily due to increases of $9.6 million in personnel costs due to higher headcount, $4.8 million in software subscription and web hosting costs, and $3.0 million of bad debt expense related to a contract termination as a result of United States government sanctions on Russia. These increases were partially offset by a decrease of $3.7 million in professional services.
Our general and administrative headcount was 478 as of July 31, 2022 compared with 406 as of July 31, 2021. General and administrative headcount includes personnel in information technology, information security, facilities, and recruiting whose expenses are allocated across all functional departments.
In addition to the impact of revising our allocation methodology mentioned above, we expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, grow our business, and meet our compliance and reporting obligations.
Other Income (Expense)

	Fiscal years ended July 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income	$6,277	$7,395	$(1,118)	(15)%
Interest expense	$(19,446)	$(18,711)	$(735)	4%
Other income (expense), net	$(17,099)	$12,619	$(29,718)	(236)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income decreased by $1.1 million in fiscal year 2022, primarily due to lower yields on invested funds and lower funds available for investment. This decrease was partially offset by imputed interest income realized upon the conversion of a strategic investment from convertible debt to preferred equity.
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
Interest expense for fiscal years 2022 and 2021 consist of non-cash interest expense related to the amortization of debt discount and issuance costs of $14.4 million and $13.6 million, respectively, and stated interest of $5.0 million in both periods.
Effective at the beginning of fiscal year 2023, we are adopting the FASB ASU No. 2020-06 (see Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included in this Annual Report on Form 10-K) which will eliminate the equity component of our Convertible Senior Notes. This will lower interest expense in future periods due to the elimination of the amortization of debt discount.
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
Other income (expense), net in fiscal year 2022 was expense of $17.1 million, compared to income of $12.6 million in fiscal year 2021, primarily due to fluctuations in foreign currency exchange rates in those periods, partially offset by a realized gain upon the sale of a strategic equity investment.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Fiscal years ended July 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(49,284)	$(37,774)	$(11,510)	30%
Effective tax rate	21%	36%

We recognized an income tax benefit of $49.3 million for fiscal year 2022 compared to an income tax benefit of $37.8 million for fiscal year 2021. The increase in our income tax benefit for fiscal year 2022 was primarily due to an increase in pre-tax net loss, an increase in research and development credits, and a decrease in valuation allowance, partially offset by decreases in tax benefits such as tax deductions from stock-based compensation, the tax impact from the tax status change of certain foreign subsidiaries from prior year, and the release of uncertain tax positions from the prior year.
As of July 31, 2022, we had unrecognized tax benefits of $11.8 million that, if recognized, would affect our effective tax rate, as certain unrecognized tax benefits have a valuation allowance.
The effective tax rate could differ from the statutory U.S. Federal income tax rate of 21% mainly due to state taxes, tax deficiencies related to stock-based compensation, research and development credits, foreign earnings taxed in the U.S., change in valuation allowance and certain non-deductible expenses, including, but not limited to, executive compensation limitation.
Comparison of the Fiscal Years Ended July 31, 2021 and 2020
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 10-K for the fiscal year ended July 31, 2021, filed on September 24, 2021, for the discussion of the comparison of the fiscal year ended July 31, 2021 to the fiscal year ended July 31, 2020, the earliest of the three fiscal years presented in the consolidated financial statements.

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
The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Fiscal years ended July 31,
	2022	2021
Gross profit reconciliation:
GAAP gross profit	$352,220	$368,213
Non-GAAP adjustments:
Stock-based compensation	38,257	33,810
Amortization of intangibles	7,659	13,175
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(1,975)
Non-GAAP gross profit	$398,136	$413,223

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(199,447)	$(105,584)
Non-GAAP adjustments:
Stock-based compensation	137,011	115,009
Amortization of intangibles	14,081	19,965
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(3,396)
Acquisition consideration holdback (2)	$3,067	—
Non-GAAP income (loss) from operations	$(45,288)	$25,994

Net income (loss) reconciliation:
GAAP net income (loss)	$(180,431)	$(66,507)
Non-GAAP adjustments:
Stock-based compensation	137,011	115,009
Amortization of intangibles	14,081	19,965
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(3,396)
Acquisition consideration holdback(2)	3,067	—
Amortization of debt discount and issuance costs	14,391	13,617
Changes in fair value of strategic investments	(1,538)	—
Tax impact of non-GAAP adjustments	(29,105)	(37,379)
Non-GAAP net income (loss)	$(42,524)	$41,309

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(49,284)	$(37,774)
Non-GAAP adjustments:

Stock-based compensation	37,826	(20,979)
Amortization of intangibles	3,936	(4,220)
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(135)
Acquisition consideration holdback (2)	847	—
Amortization of debt discount and issuance costs	4,049	(2,555)
Changes in fair value of strategic investments	(471)	—
Tax impact of non-GAAP adjustments	(17,082)	65,268
Non-GAAP tax provision (benefit)	$(20,179)	$(395)

Net income (loss) per share reconciliation:
GAAP net income (loss) per share – diluted	$(2.16)	$(0.79)
Non-GAAP adjustments:
Stock-based compensation	1.63	1.39
Amortization of intangibles	0.16	0.25
COVID-19 Canada Emergency Wage Subsidy benefit(1)	—	(0.04)
Acquisition consideration holdback (2)	0.03	—
Amortization of debt discount and issuance costs	0.17	0.16
Changes in fair value of strategic investments	0.01	—
Tax impact of non-GAAP adjustments	(0.35)	(0.45)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	(0.03)
Non-GAAP net income (loss) per share – diluted	$(0.51)	$0.49

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares – diluted	83,569,517	83,577,375
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation	—	805,747
Pro forma weighted average shares – diluted	83,569,517	84,383,122
(1) Effective the second quarter of fiscal year 2021, the COVID-19 Canada Emergency Wage Subsidy benefit has been included as a non-GAAP adjustment. Prior to the second quarter of fiscal year 2021, this program was unavailable. Beginning with the first quarter of fiscal year 2022, we have not and do not expect to receive a subsidy under the COVID-19 Canada Emergency Wage Subsidy.
(2) Effective the first quarter of fiscal year 2022, acquisition consideration holdback that is earned and recognized as expense over a post-acquisition service period has been included as a non-GAAP adjustment. Prior to the first quarter of fiscal year 2022, there was no acquisition consideration holdback in any periods presented.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	July 31, 2022	July 31, 2021
Cash, cash equivalents, and investments	$1,163,675	$1,346,591
Working capital	$915,185	$1,054,971
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
As of July 31, 2022, approximately $44.9 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Share Repurchase Program
In October 2020, our board of directors authorized and approved a share repurchase program of up to $200.0 million of our outstanding common stock. The share repurchase program was completed in the second quarter of fiscal year 2022. During the fiscal year ended July 31, 2022, we repurchased 322,545 shares of common stock at an average price of $116.11 per share for an aggregate purchase price of $37.5 million. During the fiscal year ended July 31, 2021, we repurchased 1,488,991 shares of common stock at an average price of $109.17 per share for an aggregate purchase price of $162.5 million.
Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, commissions, payroll taxes, and other taxes. We expect that we will generate positive cash flows from operations on an annual basis in the future, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during the first fiscal quarter, which ends October 31, as we generally pay cash bonuses to our employees for the prior fiscal year and seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter of the prior year. Additionally, our capital expenditures may fluctuate depending on future office build outs and development activities subject to capitalization.
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure, cybersecurity, and operating costs, and expansion into other markets. We also may invest in or acquire complementary businesses, applications or technologies, or may execute on a board-authorized share repurchase program, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (in thousands):

	Fiscal years ended July 31,
	2022	2021
Net cash provided by (used in) operating activities	$(37,940)	$111,587
Net cash provided by (used in) investing activities	$312,212	$64,191
Net cash provided by (used in) financing activities	$(37,335)	$(159,387)
Cash Flows from Operating Activities
Net cash used in operating activities increased by $149.5 million in fiscal year 2022 as compared to fiscal year 2021. The increase in operating cash used was primarily attributable to a $110.9 million increase in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items along with an increase of $38.6 million in cash used by working capital activities. Changes in working capital include payments of $69.1 million related to our fiscal year 2021 corporate bonus and accrued vacation balances in countries in which we adopted a non-accrual vacation policy in the first quarter of fiscal year 2022, which was $47.8 million higher than the bonus payment during the same period a year ago. A portion of the fiscal year 2020 bonus, which would have been paid in the first quarter of fiscal year 2021, was accelerated due to the COVID-19 pandemic and paid in fiscal year 2020.
Cash Flows from Investing Activities
Net cash provided by investing activities increased by $248.0 million in fiscal year 2022 as compared to fiscal year 2021. The increase in cash provided by investing activities was primarily due to decreased net purchases of available-for-sale securities of $293.9 million and lower capital expenditures and capitalized software development costs of $7.1 million. These were offset by $43.8 million paid as purchase consideration for the acquisition of HazardHub and a $9.2 million net increase in amounts paid for strategic investments.
Cash Flows from Financing Activities
Net cash used in financing activities decreased by $122.1 million in fiscal year 2022 as compared to fiscal year 2021. The decrease in cash used was primarily because our authorized share repurchase program was completed in the second quarter of fiscal year 2022, which resulted in our repurchase of $123.9 million less of our common stock during fiscal year 2022 compared to the same period a year ago, and a decrease in proceeds from option exercises of $1.8 million.

Commitments and Contractual Obligations
Our estimated future obligations consist of leases, royalties, purchase obligations, debt, and taxes as of July 31, 2022. Refer to Note 9 “Commitments and Contingencies” and Note 11 “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
Off-Balance Sheet Arrangements
Through July 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of July 31, 2022 and 2021 were $1,163.7 million and $1,346.6 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $3.6 million and $5.2 million in the market value of our available-for-sale securities as of July 31, 2022 and 2021, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the periods ended July 31, 2022 and 2021, we recorded a foreign currency loss of $17.2 million and a foreign currency gain of $9.0 million, respectively, in other income (expense) in our consolidated statements of operations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $27.4 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of revenue related to software licensing arrangements and subscriptions to cloud services with non-standard terms
As discussed in Notes 1 and 2 to the consolidated financial statements, revenue was derived principally from software licensing arrangements, subscriptions to cloud services, and implementation and other professional services. The Company recognized total revenue of $812.6 million for the year ended July 31, 2022. The Company’s software licensing arrangements generally have a two-year initial term and subscriptions to cloud services generally have a three- to five-year term, with a customer option to renew on an annual basis after the initial term. Consideration for software licensing arrangements and subscriptions to cloud services is typically billed in advance on an annual basis over the term.
We identified the evaluation of revenue from software licensing arrangements and subscriptions to cloud services with non-standard terms and conditions as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s assessment of the impact on revenue recognition of non-standard terms and conditions, including, the identification and evaluation of the accounting impact of contract modifications related to software licensing term extensions, and arrangements that provide a customer with the ability to transition from a software licensing arrangement to a subscription to cloud services during the contractual term.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. This control is related to the identification and evaluation of software licensing arrangements and subscriptions to cloud services with non-standard terms and conditions. We tested certain software licensing arrangements and subscriptions to cloud services by reading the underlying customer agreements and evaluating the Company’s assessment of the contractual terms and conditions in accordance with revenue recognition requirements. Specifically, this included an evaluation of the Company’s identification and assessment of non-standard terms and conditions that could give rise to special accounting consideration.

/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Santa Clara, California
September 26, 2022

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2022	July 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$606,303	$384,910
Short-term investments	369,865	734,517
Accounts receivable, net of allowances of $359 and $1,057, respectively	143,797	104,068
Unbilled accounts receivable, net	71,515	79,061
Prepaid expenses and other current assets	61,223	52,729
Total current assets	1,252,703	1,355,285
Long-term investments	187,507	227,164
Unbilled accounts receivable, net	13,914	24,361
Property and equipment, net	80,740	80,061
Operating lease assets	90,287	97,447
Intangible assets, net	21,361	19,743
Goodwill	372,192	340,877
Deferred tax assets, net	191,461	138,428
Other assets	56,732	38,479
TOTAL ASSETS	$2,266,897	$2,321,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,440	$27,830
Accrued employee compensation	90,962	102,137
Deferred revenue, net	170,776	138,699
Other current liabilities	35,340	31,648
Total current liabilities	337,518	300,314
Lease liabilities	105,123	115,374
Convertible senior notes, net	358,216	343,825
Deferred revenue, net	7,500	7,237
Other liabilities	6,883	10,201
Total liabilities	815,240	776,951
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2022 and 2021; 84,084,209 and 83,194,157 shares issued and outstanding as of July 31, 2022 and 2021, respectively	8	8
Additional paid-in capital	1,755,476	1,617,204
Accumulated other comprehensive income (loss)	(19,845)	(6,218)
Retained earnings (accumulated deficit)	(283,982)	(66,100)
Total stockholders’ equity	1,451,657	1,544,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,266,897	$2,321,845

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2022	2021	2020
Revenue:
Subscription and support	$343,708	$252,358	$203,473
License	258,631	303,792	331,554
Services	210,275	187,117	207,280
Total revenue	812,614	743,267	742,307
Cost of revenue:
Subscription and support	213,275	164,983	117,158
License	8,754	10,569	11,566
Services	238,365	199,502	209,291
Total cost of revenue	460,394	375,054	338,015
Gross profit:
Subscription and support	130,433	87,375	86,315
License	249,877	293,223	319,988
Services	(28,090)	(12,385)	(2,011)
Total gross profit	352,220	368,213	404,292
Operating expenses:
Research and development	249,665	219,494	200,575
Sales and marketing	194,611	160,544	142,420
General and administrative	107,391	93,759	85,183
Total operating expenses	551,667	473,797	428,178
Income (loss) from operations	(199,447)	(105,584)	(23,886)
Interest income	6,277	7,395	24,705
Interest expense	(19,446)	(18,711)	(17,945)
Other income (expense), net	(17,099)	12,619	(7,205)
Income (loss) before provision for (benefit from) income taxes	(229,715)	(104,281)	(24,331)
Provision for (benefit from) income taxes	(49,284)	(37,774)	2,867
Net income (loss)	$(180,431)	$(66,507)	$(27,198)
Net income (loss) per share:
Basic and diluted	$(2.16)	$(0.79)	$(0.33)
Shares used in computing net income (loss) per share:
Basic and diluted	83,569,517	83,577,375	82,855,392

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended July 31,
	2022	2021	2020
Net income (loss)	$(180,431)	$(66,507)	$(27,198)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,201)	1,779	518
Unrealized gains (losses) on available-for-sale securities	(8,342)	(4,746)	2,138
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	2,009	872	(669)
Reclassification adjustment for realized gains (losses) included in net income (loss)	(93)	1,123	632
Total other comprehensive income (loss)	(13,627)	(972)	2,619
Comprehensive income (loss)	$(194,058)	$(67,479)	$(24,579)

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2019	82,140,883	$8	$1,391,904	$(7,758)	$190,047	$1,574,201
Net income (loss)	—	—	—	—	(27,198)	(27,198)
Issuance of common stock upon exercise of stock options	132,573	—	4,955	—	—	4,955
Issuance of common stock upon vesting of RSUs	1,188,469	—	—	—	—	—
Stock-based compensation	—	—	102,191	—	—	102,191
Foreign currency translation adjustment	—	—	—	518	—	518
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,469	—	1,469
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	632	—	632
Adoption of FASB Accounting Standards Update (“ASU”) 2018-02	—	—	—	(107)	107	—
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768
Net income (loss)	—	—	—	—	(66,507)	(66,507)
Issuance of common stock upon exercise of stock options	53,932	—	1,932	—	—	1,932
Issuance of common stock upon vesting of RSUs	1,167,291	—	—	—	—	—
Stock-based compensation	—	—	116,222	—	—	116,222
Repurchase and retirement of common stock	(1,488,991)	—	—	—	(162,549)	(162,549)
Foreign currency translation adjustment	—	—	—	1,779	—	1,779
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(3,874)	—	(3,874)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	1,123	—	1,123
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894
Net income (loss)	—	—	—	—	(180,431)	(180,431)
Issuance of common stock upon exercise of stock options	10,472	—	116	—	—	116
Issuance of common stock upon vesting of RSUs	1,202,125	—	—	—	—	—
Stock-based compensation		—	138,156	—	—	138,156
Repurchase and retirement of common stock	(322,545)	—	—	—	(37,451)	(37,451)
Foreign currency translation adjustment	—	—	—	(7,201)	—	(7,201)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(6,333)	—	(6,333)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(93)	—	(93)
Balance as of July 31, 2022	84,084,209	8	1,755,476	(19,845)	(283,982)	1,451,657

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(180,431)	$(66,507)	$(27,198)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,540	36,955	42,641
Amortization of debt discount and issuance costs	14,391	13,617	12,886
Amortization of contract costs	14,456	11,442	9,892
Stock-based compensation	137,011	115,009	101,817
Changes to allowance for credit losses and revenue reserves	2,597	226	367
Deferred income tax	(54,115)	(35,789)	(11,859)
Amortization of premium (accretion of discount) on available-for-sale securities, net	5,498	6,567	(1,882)
Changes in fair value of strategic investments	(1,545)	—	10,672
Other non-cash items affecting net income (loss)	63	863	739
Changes in operating assets and liabilities:
Accounts receivable	(42,545)	10,820	23,878
Unbilled accounts receivable	18,106	(19,194)	(38,125)
Prepaid expenses and other assets	(23,390)	(16,764)	(18,564)
Operating lease assets	7,160	6,350	(10,784)
Accounts payable	13,580	3,627	(1,209)
Accrued employee compensation	(8,942)	41,526	(15,624)
Deferred revenue	31,564	12,940	1,165
Lease liabilities	(9,637)	(3,346)	18,678
Other liabilities	4,699	(6,755)	15,576
Net cash provided by (used in) operating activities	(37,940)	111,587	113,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(519,536)	(1,033,095)	(1,280,755)
Sales of available-for-sale securities	74,552	123,234	134,050
Maturities of available-for-sale securities	834,362	1,005,290	1,168,720
Purchases of property and equipment	(9,510)	(19,008)	(21,377)
Capitalized software development costs	(12,266)	(9,846)	(4,283)
Acquisition of strategic investments	(11,560)	(2,384)	(2,156)
Acquisition of business, net of acquired cash	(43,830)	—	—
Net cash provided by (used in) investing activities	312,212	64,191	(5,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	116	1,932	4,955
Repurchase and retirement of common stock	(37,451)	(161,319)	—
Net cash provided by (used in) financing activities	(37,335)	(159,387)	4,955
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(7,161)	1,550	648
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	229,776	17,941	112,868
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	384,910	366,969	254,101
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$614,686	$384,910	$366,969
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,000	$5,000
Cash paid for income taxes, net of tax refunds	$4,323	$4,155	$4,888
Accruals for purchase of property and equipment	$1,114	$1,676	$343
Accruals for capitalized cloud software development costs	$1,250	$845	$406
Accrual for shares repurchased	$—	$1,230	$—

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which combines core operations, digital engagement, analytics, and artificial intelligence (“AI”) applications. The Company’s technology platform supports core insurance operations, including underwriting, policy administration, claim management, and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
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
The Company capitalizes software development costs for technology applications that provide new or significantly enhanced functionality that the Company will offer solely as a cloud-based subscription. Capitalized costs are primarily comprised of compensation for employees who are directly associated with cloud software development projects. The Company begins to capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use which is typically once the technology applications are available for general release, capitalized costs are amortized to cost of revenue over the estimated useful lives of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are recorded as research and development expense in the Company’s consolidated statements of operations. Capitalized software development costs are recorded in property and equipment in the Company’s consolidated balance sheets.
Leases
The Company accounts for leases under Accounting Standards Codification Topic 842: Leases (“ASC 842”) issued by the Financial Accounting Standards Board. Under ASC 842, the Company determines if an arrangement is a lease at inception of the agreement. If an arrangement is determined to be a lease, an operating lease asset, also known as a right-of-use asset, and lease liability are recorded based on the present value of lease payments over the non-cancellable lease term. In connection with determining the present value of the lease payments, the Company considers only payments that are fixed and determinable at the time of commencement, including non-lease components that are fixed throughout the lease term. Variable components of the lease payments, such as utilities, maintenance, and taxes, are expensed as incurred and not included in determining the present value of the lease liability. As the Company's leases generally do not provide an implicit rate, the Company's incremental borrowing rate, calculated based on available information at the lease commencement date, is used in determining the present value of the lease payments. The Company's incremental borrowing rate is a hypothetical rate based on the Company's understanding of its credit rating. The lease term used to calculate the lease liability and operating lease asset includes options to extend or terminate the lease if it is reasonably certain the Company will exercise that option. Operating lease assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is reflected in the consolidated statements of operations in each of the cost of revenue and operating expense categories.
The Company also enters into agreements to sublease unoccupied office space. Any sublease payments received in excess of the straight-line rent expense related to the subleased space are recorded as an offset to operating expenses over the sublease term.
Operating leases are included in operating lease assets, other current liabilities, and lease liabilities on the consolidated balance sheets.

Impairment of Long-Lived Assets, Intangible Assets, and Goodwill
The Company evaluates its long-lived assets, consisting of property and equipment, operating lease assets, and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of certain assets may not be recoverable. Impairment exists if the carrying amount of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the assets over the estimated fair value of the assets. There have been no long-lived asset impairments during the periods presented.
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
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement, and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to the Company’s consolidated statements of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments, accounts receivable, and unbilled accounts receivable. The Company maintains its cash, cash equivalents, and investments with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded in the consolidated balance sheets are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
No customer individually accounted for 10% or more of the Company’s revenue for the years ended July 31, 2022, 2021, and 2020. As of July 31, 2022 and July 31, 2021, no customer accounted for 10% or more of the Company’s total accounts receivable.
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
The Company applies the following framework to recognize revenue:
Identification of the contract, or contracts, with the customer
The Company considers the terms and conditions of written contracts and its customary business practices in identifying its contracts. The Company determines it has a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the services and products to be transferred, the Company can identify the payment terms for the services and products, the Company has determined that the customer has the ability and intent to pay, and the contract has commercial substance. In general, contract terms will be reflected in a written document that is signed by both parties. At contract inception, the Company evaluates whether two or more contracts with the same customer should be combined and accounted for as a single contract. The customer’s ability and intent to pay is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
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
Performance obligations satisfied at a point in time
Self-managed term and perpetual software licenses comprise the majority of distinct performance obligations that are satisfied at a point in time. Revenue is recognized at the point in which the self-managed software licenses are made available to a customer. Consideration for self-managed software licenses is typically billed in advance on an annual basis over the license term, which is generally two years.
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
Balance Sheet Presentation
Contracts with customers are reflected in the consolidated balance sheets as follows:
•Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of any allowances as part of current assets in the consolidated balance sheets.
•Unbilled accounts receivable, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs when the Company transfers control of self-managed software licenses to customers up-front, but invoices customers annually over the term of the license. Additionally, subscription agreements with ramped billing schedules could result in unbilled accounts receivable in the early years of the committed term. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the consolidated balance sheets and the anticipated due date of the underlying receivables. Unbilled accounts receivable is evaluated for credit losses based upon the expected collectibility of future accounts receivable, customer payment history, global economic conditions, and ongoing credit evaluations of customers. Unbilled accounts receivable is presented net of allowance for credit losses, if applicable, in the consolidated balance sheets. This balance represents contract assets.
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
•Deferred revenue, net represents amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related services or products have not been transferred to the customer. Deferred revenue consists primarily of subscriptions and support services that are billed annually in advance but recognized over time. Deferred revenue that will be realized during the 12-month period following the date of the consolidated balance sheets is recorded as current. The remaining deferred revenue is recorded as non-current. These balances represent contract liabilities.
The Company may receive consideration from its customers in advance of performance on a portion of the contract, thereby creating a contractual liability, and, on another portion of the contract, perform in advance of receiving consideration, thereby creating a contractual asset. Contract assets and liabilities related to rights and obligations in a contract are interdependent. Therefore, contract assets and liabilities are presented net at the contract level, as either a single contract asset or a single contract liability, in the consolidated balance sheets.

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
Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract and the expected amortization period is greater than one year. Contract costs are classified as either current or non-current based on the duration of time remaining between the date of the consolidated balance sheets and the anticipated amortization date of the associated costs. Capitalized customer acquisition costs related to software licenses, subscriptions, and support services are amortized over the period of which the benefit is expected to be received, which the Company estimates to be approximately five years. The amortization of customer acquisition costs is classified as a sales and marketing expense in the consolidated statement of operations.
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
Warranties
The Company generally provides a warranty for its software services and products to its customers for periods ranging from three to 12 months. The Company’s software products are generally warranted to be free of defects in materials and workmanship under normal use and to substantially perform as described in published documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. In the event there is a failure of such warranties, the Company generally will correct the problem or provide a reasonable workaround or replacement product. If the Company cannot correct the problem or provide a workaround or replacement product, then the customer’s remedy is generally limited to a refund of the fees paid for the non-conforming products or services. Warranty expense has been insignificant to date.
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were not material during the years ended July 31, 2022, 2021, and 2020.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. The Company has granted stock options, time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and restricted stock units that may be earned subject to the Company’s total shareholder return ranking relative to the software companies in the S&P Software and Services Select Industry Index (“S&P Index”) over a specified performance period or periods, service periods and, in select cases, performance conditions (“TSR PSUs”). RSUs, PSUs, and TSR PSUs are collectively referred to as “Stock Awards.”
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

The fair value of the Company’s stock options is estimated at the grant date using the Black-Scholes option-pricing model. Recently granted stock options are subject to time-based vesting, which generally occurs over a period of two years. The Company recognizes compensation expense for stock options that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock options. The inputs used in the Black-Scholes option-pricing model are subjective and generally requires significant judgment to determine.
Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. The Company uses the simplified method to determine its expected term because of its limited history of stock option exercise activity.
Expected Volatility — The expected volatility is derived from the historical volatility of the Company’s common stock.
Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.
Expected Dividend — The expected dividend is zero, as the Company has never paid dividends and has no expectations to do so.
The fair value of the Company’s TSR PSUs is estimated at the grant date using a Monte Carlo simulation method. The assumptions utilized under this method requires judgments and estimates and changes in these inputs and assumptions could affect the measurement of the estimated fair value of the related compensation expense. Compensation expense associated with TSR PSUs will be recognized over the vesting period regardless of whether the market condition is ultimately satisfied; however, the expense will be reversed if a grantee terminates prior to satisfying the requisite service period. For TSR PSUs containing an additional performance condition, a portion of the expense may fluctuate depending on estimates of the achievement of the performance conditions. All TSR PSUs will vest at the end of a three-year period.
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
The effective tax rate in any given financial statement period may differ materially from the statutory rate. These differences may be caused by changes in tax regulations and resulting changes in the deferred tax valuation allowance; changes in the mix and level of income or losses; changes in the expected outcome of tax audits; permanent differences for stock-based compensation, including excess tax benefits; research and development credits; the tax rate differences between the United States and foreign countries; foreign withholding taxes; certain non-deductible expenses, including executive compensation; acquisition-related expenses; and provisions under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including a provision to tax global intangible low-taxed income of foreign subsidiaries, a special deduction for foreign-derived intangible income, and a base erosion anti-abuse tax that may tax certain payments between a U.S. corporation and its foreign subsidiaries.
The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statement of operations.
Recent Accounting Pronouncements Not Yet Adopted
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. The new standard will be effective and the Company will adopt it beginning August 1, 2022. The Company will adopt the standard on a modified retrospective basis and will not restate comparative periods. Upon adoption, the Company expects the requirement to use the if-converted method instead of the treasury stock method of accounting for the shares issuable upon conversion of the Convertible Senior Notes will most likely adversely affect diluted earnings per share. On the adoption date, the Company expects to record in the consolidated balance sheets an increase to Convertible Senior Notes, net of approximately $37 million, a decrease to accumulated deficit of approximately $40 million, a decrease to additional paid-in capital of approximately $68 million, and a decrease to deferred tax liability of approximately $9 million. Additionally, there will be an impact to the consolidated financial statements due to the removal of the equity component of the debt and the associated impact of such adjustment to the accretion of debt discount, which will result in a decrease in interest expense.
Other Accounting Pronouncements
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2.Revenue
Disaggregation of Revenue
Revenue by license or service type is as follows (in thousands):

	Fiscal years ended July 31,
	2022	2021	2020
Subscription and support
Subscription	259,232	168,649	119,658
Support	84,476	83,709	83,815
License
Term license	258,440	303,309	328,489
Perpetual license	191	483	3,065
Services	210,275	187,117	207,280
Total revenue	$812,614	$743,267	$742,307
Revenue by revenue type and by geography is as follows (in thousands):

	Fiscal year ended July 31, 2022
	Subscription and support	License	Services	Total
United States	$229,177	$151,464	$135,783	$516,424
Canada	55,633	17,145	27,232	100,010
Other Americas	4,608	3,094	2,682	10,384
Total Americas	289,418	171,703	165,697	626,818
United Kingdom	9,421	20,740	4,074	34,235
Other EMEA	22,732	32,508	28,944	84,184
Total EMEA	32,153	53,248	33,018	118,419
Total APAC	22,137	33,680	11,560	67,377
Total revenue	343,708	258,631	210,275	812,614

	Fiscal year ended July 31, 2021
	Subscription and support	License	Services	Total
United States	$167,920	$180,742	$123,498	$472,160
Canada	35,465	26,214	13,464	75,143
Other Americas	4,234	4,651	5,307	14,192
Total Americas	207,619	211,607	142,269	561,495
United Kingdom	6,911	21,032	4,333	32,276
Other EMEA	20,449	39,553	29,574	89,576
Total EMEA	27,360	60,585	33,907	121,852
Total APAC	17,379	31,600	10,941	59,920
Total revenue	252,358	303,792	187,117	743,267

	Fiscal year ended July 31, 2020
	Subscription and support	License	Services	Total
United States	$139,059	$174,183	$149,297	$462,539
Canada	18,216	36,184	4,595	58,995
Other Americas	4,454	6,374	7,780	18,608
Total Americas	161,729	216,741	161,672	540,142
United Kingdom	6,942	36,185	5,397	48,524
Other EMEA	19,544	43,988	26,389	89,921
Total EMEA	26,486	80,173	31,786	138,445
Total APAC	15,258	34,640	13,822	63,720
Total revenue	203,473	331,554	207,280	742,307
No country or region other than those listed above accounted for more than 10% of revenue during the years ended July 31, 2022, 2021, and 2020.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the consolidated balance sheets as follows (in thousands):

	July 31, 2022	July 31, 2021
Unbilled accounts receivable, net	85,429	103,422
Contract costs, net	44,235	42,235
Deferred revenue, net	178,276	145,936
Unbilled accounts receivable
The unbilled accounts receivable, net decreased by $18.0 million primarily due to the impact of term license arrangements of approximately $17.1 million and, to a lesser extent, cloud subscription orders with ramped billing schedules.
As of July 31, 2022 and 2021, there was no allowance for credit losses associated with unbilled accounts receivable. During the year ended July 31, 2022, $3.0 million of unbilled accounts receivable, net was written off due to a contract termination as a result of United States government sanctions on Russia.
Contract costs
The current portion of contract costs of $14.8 million and $13.4 million is included in prepaid and other current assets on the Company’s consolidated balance sheets as of July 31, 2022 and 2021, respectively. The non-current portion of contract costs of $29.4 million and $28.9 million is included in other assets on the Company’s consolidated balance sheets as of July 31, 2022 and 2021, respectively. The Company amortized $14.5 million, $11.4 million, and $9.9 million of contract costs during the fiscal years ended July 31, 2022, 2021, and 2020 respectively.

Deferred revenue
During the fiscal year ended July 31, 2022, the Company recognized revenue of $137.7 million related to the Company’s deferred revenue balance reported as of July 31, 2021.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied, was approximately $1,124.0 million as of July 31, 2022. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	July 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$37,572	$—	$(586)	$36,986
Commercial paper	197,998	—	—	197,998
Corporate bonds	320,474	8	(4,880)	315,602
U.S. Government bonds	47,014	—	(1,312)	45,702
Asset-backed securities	54,782	—	(611)	54,171
Foreign government bonds	15,109	—	(361)	14,748
Municipal bonds	205	—	—	205
Certificates of deposit	43,715	—	—	43,715
Money market funds	349,492	—	—	349,492
Total	$1,066,361	$8	$(7,750)	$1,058,619

	July 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$85,165	$15	$—	$85,180
Commercial paper	389,837	—	—	389,837
Corporate bonds	371,374	623	(37)	371,960
U.S. Government bonds	64,401	62	(1)	64,462
Asset-backed securities	47,925	29	(7)	47,947
Foreign government bonds	33,177	10	(2)	33,185
Municipal bonds	1,685	—	—	1,685
Certificates of deposit	82,250	—	—	82,250
Money market funds	125,118	—	—	125,118
Strategic convertible debt investment*	1,000	—	—	1,000
Total	$1,201,932	$739	$(47)	$1,202,624

*At original cost
The Company does not consider any portion of the unrealized losses at July 31, 2022 to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the consolidated statements of comprehensive income (loss).

The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	July 31, 2022
	Less Than 12 Months	12 months or greater	Total
U.S. Government agency securities	$36,986	$—	$36,986
Commercial paper	197,998	—	197,998
Corporate bonds	203,960	111,642	315,602
U.S. Government bonds	25,429	20,273	45,702
Asset-backed securities	8,627	45,544	54,171
Foreign government bonds	4,700	10,048	14,748
Municipal bonds	205	—	205
Certificates of deposit	43,715	—	43,715
Money market funds	349,492	—	349,492
Total	$871,112	$187,507	$1,058,619
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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Government agency securities	$—	$10,000	$—	$10,000
Commercial paper	—	132,066	—	132,066
Certificates of deposit	—	9,689	—	9,689
Money market funds	349,492	—	—	349,492
Total cash equivalents	349,492	151,755	—	501,247
Short-term investments:
U.S. Government agency securities	—	26,986	—	26,986
Commercial paper	—	65,932	—	65,932
Corporate bonds	—	203,960	—	203,960
U.S. Government bonds	—	25,429	—	25,429
Asset-backed securities	—	8,627	—	8,627
Foreign government bonds	—	4,700	—	4,700
Municipal bonds	—	205	—	205
Certificates of deposit	—	34,026	—	34,026
Total short-term investments	—	369,865	—	369,865
Long-term investments:
Corporate bonds	—	111,642	—	111,642
U.S. Government bonds	—	20,273	—	20,273
Asset-backed securities	—	45,544	—	45,544
Foreign government bonds	—	10,048	—	10,048
Total long-term investments	—	187,507	—	187,507
Total	$349,492	$709,127	$—	$1,058,619

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$115,825	$—	$115,825
Money market funds	125,118	—	—	125,118
Total cash equivalents	125,118	115,825	—	240,943
Short-term investments:
U.S. Government agency securities	—	69,183	—	69,183
Commercial paper	—	274,012	—	274,012
Corporate bonds	—	225,384	—	225,384
U.S. Government bonds	—	45,320	—	45,320
Asset-backed securities	—	9,036	—	9,036
Foreign government bonds	—	28,353	—	28,353
Municipal bonds	—	1,480	—	1,480
Certificates of deposit	—	80,750	—	80,750
Strategic convertible debt investment	—	—	1,000	1,000
Total short-term investments	—	733,518	1,000	734,518
Long-term investments:
U.S. Government agency securities	—	15,997	—	15,997
Corporate bonds	—	146,576	—	146,576
U.S. Government bonds	—	19,142	—	19,142
Asset-backed securities	—	38,911	—	38,911
Foreign government bonds	—	4,832	—	4,832
Municipal bonds	—	205	—	205
Certificates of deposit	—	1,500	—	1,500
Total long-term investments	—	227,163	—	227,163
Total	$125,118	$1,076,506	$1,000	$1,202,624

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $387.6 million and $452.0 million at July 31, 2022 and 2021, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 7.
4. Acquisitions
On August 18, 2021, the Company completed its acquisition of HazardHub, Inc. (“HazardHub”) for net cash consideration of approximately $53 million, subject to customary transaction adjustments, including $8.2 million of acquisition consideration holdback subject to service conditions over the next three years, which is being held in escrow and considered restricted cash. The escrow is included in the consolidated balance sheets in the amounts of $3.2 million in prepaid expenses and other current assets and of $5.0 million in other assets. HazardHub provides API-driven property risk insights to the property and casualty insurance industry through curation, analysis, and distillation of vast amounts of data to deliver a comprehensive, national catalog of risks that may damage or destroy property. The acquisition was accounted for as a business combination.
In conjunction with the purchase price allocation, the Company determined that HazardHub's separately identifiable intangible assets were acquired technology, customer relationships, and trademarks. The valuation models were based on estimates of future operating projections of HazardHub and rights to sell new products containing the acquired technology, as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors, including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, and royalty and long-term sustainable growth rates based on a market analysis. These fair value measurements were based on significant inputs that were not observable in the market and thus represents a Level 3 measurement. The Company amortizes the acquired intangibles over their estimated useful lives as set forth in the table below.
The preliminary allocation of purchase price is pending the final working capital adjustment and is therefore subject to potential future measurement period adjustments. The measurement period will end no later than August 17, 2022. The preliminary allocation of the purchase consideration is as follows:

	Preliminary Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$198
Acquired technology	9,700	5
Customer relationships	5,100	5
Trademarks	900	7
Goodwill	31,315
Deferred tax liability	(2,882)
Total preliminary purchase consideration	$44,331
Goodwill of $31.3 million arising from the acquisition is primarily related to the acquired workforce, expected synergies, and the opportunity to sell into and expand the Company’s customer base. The goodwill recorded is not expected to be deductible for income tax purposes.
Pro forma and historical financial information has not been provided as the acquisition was not material to the consolidated financial statements.
5. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	July 31, 2022	July 31, 2021
Accounts receivable	$144,156	$105,125
Allowance for credit losses and revenue reserves	(359)	(1,057)
Accounts receivable, net	$143,797	$104,068
Allowance for Credit Losses and Revenue Reserves
Changes to the allowance for credit losses and revenue reserves consists of the following (in thousands):

Balance as of July 31, 2021	$1,057
Net changes to credit losses(1)	2,957
Net changes to revenue reserves	(356)
Write-offs, net(1)	(3,299)
Balance as of July 31, 2022	$359
(1)Includes $3.0 million due to a contract termination as a result of United States government sanctions on Russia.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2022	July 31, 2021
Prepaid expenses	$24,273	$20,330
Contract costs	14,843	13,365
Deferred costs	9,969	9,247
Deposits and other receivables	12,138	9,787
Prepaid expenses and other current assets	$61,223	$52,729
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	July 31, 2022	July 31, 2021
Computer hardware	$14,472	$19,256
Purchased software	5,124	6,002
Capitalized software development costs	38,724	24,025
Equipment and machinery	8,248	12,214
Furniture and fixtures	11,467	11,482
Leasehold improvements	59,059	57,960
Total property and equipment	137,094	130,939
Less accumulated depreciation	(56,354)	(50,878)
Property and equipment, net	$80,740	$80,061
As of July 31, 2022 and 2021, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $14.0 million, $14.0 million and $14.5 million for the fiscal years ended July 31, 2022, 2021, and 2020, respectively.
The Company recognized amortization of capitalized software development costs in cost of subscription and support revenue on the consolidated statements of operations of $6.3 million, $3.4 million and $1.4 million during the fiscal years ended July 31, 2022, 2021, and 2020 respectively.
Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill, July 31, 2021	$340,877
Addition — HazardHub acquisition	31,315
Goodwill, July 31, 2022	$372,192
The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		July 31, 2022			July 31, 2021
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Acquired technology	3.5	$38,100	$28,826	9,274	$93,600	$86,367	$7,233
Customer contracts and related relationships	3.5	23,100	12,653	10,447	35,700	24,432	11,268
Partner relationships	2.7	200	141	59	200	119	81
Trademarks	4.1	3,400	1,819	1,581	2,500	1,339	1,161
Order backlog	—	—	—	—	8,700	8,700	—
Total	3.6	$64,800	$43,439	$21,361	$140,700	$120,957	$19,743

Amortization expense was $14.1 million, $20.0 million, and $26.8 million during the years ended July 31, 2022, 2021, and 2020, respectively. The future amortization expense for existing intangible assets as of July 31, 2022, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2023	6,888
2024	5,468
2025	5,026
2026	3,572
2027	272
Thereafter	135
Total future amortization expense	$21,361
Other Assets
Other assets consist of the following (in thousands):

	July 31, 2022	July 31, 2021
Prepaid expenses	$3,085	$3,276
Contract costs	29,392	28,870
Deferred costs	1,256	2,777
Strategic equity investments	18,023	3,556
Other	4,976	—
Other assets	$56,732	$38,479

The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. The Company invested $12.3 million and $2.4 million in new strategic equity investments during the fiscal year ended July 31, 2022 and 2021, respectively. An impairment charge of $10.7 million was recognized during the fiscal year ended July 31, 2020. No impairment charge was recognized during the fiscal years ended July 31, 2022 and 2021.
During the fiscal year ended July 31, 2022, the Company’s convertible debt investment was converted into equity shares due to a qualified equity financing event. The carrying value of the convertible debt investment was $1.1 million comprised of principal and accrued interest. An unrealized gain in the form of implied interest income of $1.6 million was recognized due to the conversion discount on the fair value of the shares. No unrealized gain or loss was recognized during the fiscal years ended July 31, 2021 and 2020.
Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	July 31, 2022	July 31, 2021
Bonus	$55,206	$48,414
Commission	6,247	11,271
Vacation(1)	5,728	23,803
Salaries, payroll taxes, and benefits	23,781	18,649
Accrued employee compensation	$90,962	$102,137

(1)In the first quarter of fiscal year 2022, the Company paid out accrued vacation for employees in certain countries upon adopting a non-accrued vacation policy effective September 1, 2021.
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	July 31, 2022	July 31, 2021
Lease liabilities	$12,238	$11,624
Accrued royalties	10,575	7,525
Accrued taxes	6,566	6,796
Other	5,961	5,703
Other current liabilities	$35,340	$31,648

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years ended July 31, 2022, 2021, and 2020 (in thousands, except share and per share amounts):

	Fiscal years ended July 31,
	2022	2021	2020
Numerator:
Net income (loss)	$(180,431)	$(66,507)	$(27,198)
Net income (loss) per share:
Basic and diluted	$(2.16)	$(0.79)	$(0.33)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	83,569,517	83,577,375	82,855,392
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Fiscal years ended July 31,
	2022	2021	2020
Stock options	24,206	37,980	161,410
Stock awards	1,836,455	2,737,597	2,559,214
Convertible senior notes	33,417	52,430	—
Since the Company has the intent and ability to settle the principal amount of the Convertible Senior Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on net income per share, if applicable. The conversion spread will have a dilutive impact on net income (loss) per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $113.75 per share for the Convertible Senior Notes. Except for the first quarter in fiscal year 2022 and the second quarter in fiscal year 2021, the average market price of the Company’s common stock did not exceed the conversion price.

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
The net carrying value of the liability component, unamortized debt discount, and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	July 31, 2022	July 31, 2021
Principal	$400,000	$400,000
Less unamortized:
Debt discount	37,253	50,198
Debt issuance costs	4,531	5,977
Net carrying amount	$358,216	$343,825
The effective interest rate of the Convertible Senior Notes is 5.53%. The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Fiscal years ended July 31,
	2022	2021	2020
Contractual interest expense	$5,000	$5,000	$5,000
Amortization of debt discount	12,945	12,310	11,705
Amortization of debt issuance costs	1,446	1,307	1,181
Total	$19,391	$18,617	$17,886

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

8. Leases
The Company’s lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring through fiscal year 2032. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.
Components of operating lease costs were as follows (in thousands):

	Fiscal years ended July 31,
	2022	2021	2020
Operating lease costs (1)	$15,992	$17,614	$15,275
Variable lease costs	5,496	5,017	5,821
Sublease income	(1,451)	(1,587)	(1,430)
Net operating lease costs	$20,037	$21,044	$19,666
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.9 million, $1.0 million, $0.9 million for the fiscal years ended July 31, 2022, 2021, and 2020, respectively.
Future operating lease payments as of July 31, 2022 were as follows (in thousands):

Fiscal year ending July 31,
2023	$16,669
2024	17,712
2025	17,869
2026	17,792
2027	17,370
Thereafter	49,423
Total future lease payments	136,835
Less imputed interest	(19,474)
Total lease liability balance	$117,361

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	As of July 31,
	2022	2021
Operating lease assets	$90,287	$97,447

Current portion of lease liabilities	12,238	11,624
Non-current portion of lease liabilities	105,123	115,374
Total lease liabilities	$117,361	$126,998

Weighted average remaining lease term (years)	7.65	8.74
Weighted average discount rate	4.00%	4.20%

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Fiscal years ended July 31,
	2022	2021	2020
Cash payments for operating leases	$19,120	$17,837	$9,584
Operating lease assets obtained in exchange for operating lease liabilities	$5,867	$6,503	$23,032
9. Commitments and Contingencies
The Company’s contractual obligations and commitments as of July 31, 2022 are as follows (in thousands):

	Lease Obligations(1)	Royalty Obligations(2)	Purchase Commitments(3)	Long Term Debt(4)	Total
Fiscal Year Ending July 31,
2023	$16,669	$4,138	$57,715	$5,000	$83,522
2024	17,712	585	30,954	5,000	54,251
2025	17,869	292	8,926	405,000	432,087
2026	17,792	—	477	—	18,269
2027	17,370	—	—	—	17,370
Thereafter	49,423	—	—	—	49,423
Total	$136,835	$5,015	$98,072	$415,000	$654,922
(1) Lease obligations primarily represent payments required under the Company’s non-cancellable lease agreements for the Company’s corporate headquarters and worldwide offices through 2032.
(2) Royalty obligations primarily represent the Company’s obligations under non-cancellable agreements related to software used in certain revenue-generating agreements.
(3) Purchase commitments represent commitments to purchase goods and services, entered into in the ordinary course of business, for which a penalty could be imposed if the agreement was cancelled for any reason other than an event of default as described by the agreement.
(4) Long-term debt consists of principal and interest payments on the Company’s Convertible Senior Notes. The $400 million in principal will be due in March 2025.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of July 31, 2022 and 2021, respectively. The Company has not accrued for estimated losses in the accompanying consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.

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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of July 31, 2022 and 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
10. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s consolidated statements of operations as follows (in thousands):

	Fiscal years ended July 31,
	2022	2021	2020
Stock-based compensation expense	$138,156	$116,222	$102,191
Net impact of deferred stock-based compensation	(1,145)	(1,213)	(374)
Total stock-based compensation expense	$137,011	$115,009	$101,817

Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$14,614	$11,231	$7,575
Cost of license revenue	692	770	769
Cost of services revenue	22,951	21,809	20,816
Research and development	36,134	29,524	26,324
Sales and marketing	32,960	25,820	21,260
General and administrative	29,660	25,855	25,073
Total stock-based compensation expense	137,011	115,009	101,817
Tax benefit from stock-based compensation	26,151	31,891	28,360
Total stock-based compensation, net of tax effect	$110,860	$83,118	$73,457

Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of July 31, 2022 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$1,557	1.9
Stock Awards	265,475	2.5
Total unrecognized stock-based compensation expense	$267,032

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2019	2,384,673	$85.20	$243,427
Granted	1,587,664	$106.65
Released	(1,217,337)	$82.73	$121,915
Canceled	(309,302)	$87.25
Balance as of July 31, 2020	2,445,698	$99.34	$287,761
Granted	1,429,325	$111.22
Released	(1,167,291)	$96.83	$131,188
Canceled	(312,764)	$103.22
Balance as of July 31, 2021	2,394,968	$107.15	$275,900
Granted	1,942,391	$112.83
Released	(1,202,125)	$107.29	$118,669
Canceled	(349,881)	$111.80
Balance as of July 31, 2022	2,785,353	$110.47	$216,478
Expected to vest as of July 31, 2022	2,785,353	$110.47	$216,478
(1)Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $77.72, $115.20, and $117.66 on July 31, 2022, 2021, and 2020, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs and TSR PSUs in addition to RSUs. PSUs awarded in fiscal years 2022 and 2021 will vest over three years with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year. The TSR PSUs are subject to total shareholder return rankings of the Company’s common stock relative to the software companies in the S&P Index for a specified period or periods, and vest at the end of three years. The Company recognized stock-based compensation related to these performance-based and market-based stock awards of $14.7 million, $13.9 million, and $13.1 million in fiscal years 2022, 2021, and 2020, respectively.

Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2019	216,727	$34.10	5.2	$14,733
Granted	—	$—
Exercised	(132,573)	$37.37		$8,917
Canceled	(3,822)	$10.99
Balance as of July 31, 2020	80,332	$29.80	5.2	$7,058
Granted	—
Exercised	(53,932)	$36.00		$3,986
Canceled	(1,122)	$11.24
Balance as of July 31, 2021	25,278	$17.39	5.0	$2,472
Granted	60,900	$71.67
Exercised	(10,472)	$11.10		$1,047
Canceled	—	$—
Balance as of July 31, 2022	75,706	$61.93	8.7	$1,196
Vested and expected to vest as of July 31, 2022	75,706	$61.93	8.7	$1,196
Exercisable as of July 31, 2022	14,806	$21.85	3.6	$827
(1)Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $77.72, $115.20, and $117.66 on July 31, 2022, 2021, and 2020, respectively, and the exercise price of outstanding stock options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Valuation of Awards
Stock Options
The fair value of the stock options is estimated at the grant date using the Black-Scholes option-pricing model, which included the following assumptions:

Fiscal year ended July 31,
2022
Expected term (in years)	6.00
Risk-free interest rate	3.04% - 3.55%
Expected volatility	31.75% - 31.94%
Expected dividend yield	—%
There were no stock options granted during fiscal years 2021 and 2020.

TSR PSUs
The fair value of the TSR PSUs is estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

Fiscal year ended July 31,
2020
Expected term (in years)	2.90
Risk-free interest rate	1.46%
Expected volatility of the Company	28.4%
Average expected volatility of the peer companies in the S&P Index	37%
Expected dividend yield	—%
There were no TSR PSUs granted during fiscal years 2022 and 2021.
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
Common Stock Reserved for Issuance
As of July 31, 2022 and 2021, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 84,084,209 and 83,194,157 shares of common stock were issued and outstanding, respectively. As of July 31, 2022 and 2021, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2022	July 31, 2021
Exercise of stock options to purchase common stock	75,706	25,278
Vesting of stock awards	2,785,353	2,394,968
Shares available under stock plans	3,360,659	5,014,069
Total common stock reserved for issuance	6,221,718	7,434,315
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
The shares the Company issues under the 2020 Plan will be from the Company's pool of authorized but unissued shares. The shares of common stock underlying any awards under the 2011 Stock Plan that are forfeited, canceled, held back upon exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock or are otherwise terminated (other than by exercise) are added back to the shares of stock available for issuance under the 2020 Plan.
Share Repurchase Program
In October 2020, the Company's board of directors authorized and approved a share repurchase program of up to $200.0 million of the Company's outstanding common stock. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of the Company and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company.
The share repurchase program was completed in the second quarter of fiscal year 2022. During the fiscal year ended July 31, 2022, the Company repurchased 322,545 shares of common stock at an average price of $116.11 per share, for an aggregate purchase price of $37.5 million. During the fiscal year ended July 31, 2021, the Company repurchased 1,488,991 shares of common stock at an average price of $109.17 per share, for an aggregate purchase price of $162.5 million.

11. Income Taxes

The Company recognized an income tax benefit of $49.3 million for fiscal year 2022 compared to an income tax benefit of $37.8 million for fiscal year 2021. The increase in the Company’s income tax benefit for fiscal year 2022 was primarily due to an increase in pre-tax net loss, an increase in research and development credits, and a decrease in valuation allowance, partially offset by decreases in tax benefits such as the tax deductions from stock-based compensation, the tax impact from the tax status change of certain foreign subsidiaries from the prior year, and the release of uncertain tax positions from the prior year.
The effective tax rate could differ from the statutory U.S. Federal income tax rate of 21% mainly due to state taxes, tax deficiencies related to stock-based compensation, research and development credits, foreign earnings taxed in the United States, change in valuation allowance and certain non-deductible expenses, including, but not limited to, executive compensation limitation.

The Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	Fiscal years ended July 31,
	2022	2021	2020
Domestic	$(239,601)	$(114,687)	$(34,121)
International	9,886	10,406	9,790
Income (loss) before provision for (benefit from) income taxes	$(229,715)	$(104,281)	$(24,331)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal years ended July 31,
	2022	2021	2020
Current:
U.S. Federal	$1,937	$(5,605)	$13,077
State	43	299	178
Foreign	1,852	3,290	1,539
Total current	3,832	(2,016)	14,794
Deferred:
U.S. Federal	(48,775)	(31,174)	(10,125)
State	(5,656)	(4,472)	(1,357)
Foreign	1,315	(112)	(445)
Total deferred	(53,116)	(35,758)	(11,927)
Total provision for (benefit from) income taxes	$(49,284)	$(37,774)	$2,867

Differences between income taxes calculated using the statutory federal income tax rate of 21% in the fiscal years ended July 31, 2022, 2021, and 2020, and the provision for income taxes are as follows (in thousands):

	Fiscal years ended July 31,
	2022	2021	2020
Statutory federal income tax	$(48,240)	$(21,899)	$(5,109)
State taxes, net of federal benefit	(5,613)	(4,173)	(1,179)
Stock-based compensation	2,912	(3,247)	(2,971)
Non-deductible officers' compensation	4,484	3,682	3,634
Foreign income taxed at different rates	(365)	(854)	(235)
Research tax credits	(6,820)	(5,377)	(4,905)
Base erosion and anti-abuse tax	349	(7,702)	11,381
Tax status change of certain foreign subsidiaries	1,201	(1,830)	—
Non-deductible acquisition costs	744	—	—
Permanent differences and others	476	495	829
Change in valuation allowance	1,588	3,131	1,422
Total provision for (benefit from) income taxes	$(49,284)	$(37,774)	$2,867

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	As of July 31,
	2022	2021
Accruals and reserves	$27,632	$15,773
Stock-based compensation	7,953	7,133
Deferred revenue	1,794	3,527
Capitalized R&D	7,158	8,377
Lease liabilities	27,525	30,832
Net operating loss carryforwards	110,064	73,243
Tax credits	113,357	97,113
Total deferred tax assets	295,483	235,998
Less valuation allowance	52,133	44,797
Net deferred tax assets	243,350	191,201
Less deferred tax liabilities:
Intangible assets	8,888	4,109
Operating lease assets	20,706	23,343
Property and equipment	6,161	7,661
Convertible debt	5,250	7,028
Unremitted foreign earnings	710	554
Capitalized commissions	10,174	10,078
Total deferred tax liabilities	51,889	52,773
Deferred tax assets, net	191,461	138,428
Less foreign deferred tax liabilities	1,910	1,045
Total net deferred tax assets	189,551	137,383
The Company considered both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, differences between prior book and tax profits/losses, and results of future operations, and determined that a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $52.1 million and $44.8 million remained as of July 31, 2022 and 2021, respectively, primarily related to California, Federal and Canada deferred tax assets. The increase of $7.3 million in the valuation allowance in the current fiscal year relates primarily to net operating losses, and income tax credits in certain tax jurisdictions for which no tax benefit is expected to be recognized.

As of July 31, 2022, the Company had U.S. Federal, California, and other states net operating loss (“NOL”) carryforwards of $438.4 million, $68.8 million and $229.2 million, respectively. The U.S. Federal and California NOL carryforwards will start to expire in 2029 and 2023, respectively.
As of July 31, 2022, the Company had research and development tax credits (“R&D credit”) carryforwards of the following (in thousands):

U.S. Federal	$60,056
California	50,310
Total R&D credit carryforwards	$110,366
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
As of July 31, 2022, the Company has recorded a provisional estimate for foreign withholding taxes on undistributed earnings from foreign subsidiaries of $0.7 million. The Company may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
The Tax Act amended Internal Revenue Code Section 174 to require that specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in the Company’s fiscal year 2023. Although Congress has considered legislation that would defer, modify or repeal the capitalization and amortization requirement, there is no assurance that the provision will be deferred, repealed, or otherwise modified. If the requirement is not modified, the Company may be required to utilize some of its federal and state tax attributes and there may be increases to state cash taxes or tax expense.
Unrecognized Tax Benefits
Activity related to unrecognized tax benefits is as follows (in thousands):

	Fiscal years ended July 31,
	2022	2021	2020
Unrecognized tax benefits - beginning of period	$17,138	$23,690	$11,633
Gross increases - prior period tax positions	147	65	3,401
Gross decreases - prior period tax positions	—	(7,769)	(147)
Gross increases - current period tax positions	1,501	1,152	8,803
Unrecognized tax benefits - end of period	$18,786	$17,138	$23,690
During the year ended July 31, 2022, the Company’s unrecognized tax benefits increased by $1.6 million. As of July 31, 2022, the Company had unrecognized tax benefits of $11.8 million that, if recognized, would affect the Company’s effective tax rate, as certain unrecognized tax benefits have a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. As of July 31, 2022, the Company has accrued total interest and penalties related to unrecognized tax benefits of $0.8 million.
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

12. Defined Contribution and Other Post-Retirement Plans
The Company’s employee savings and retirement plan in the United States is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and various investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $5,000 per participant per calendar year. Certain of the Company’s foreign subsidiaries also have defined contribution plans in which a majority of its employees participate and the Company makes matching contributions. The Company’s contributions to its 401(k) and foreign subsidiaries’ plans were $13.1 million, $11.8 million, and $10.7 million for the fiscal years ended July 31, 2022, 2021, and 2020, respectively.

13. Segment Information
The Company operates in one segment. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s subscription, support, term license, perpetual license, and services offerings, as well as revenue by geographic region, while all other financial information is reviewed on a consolidated basis. The Company’s principal operations and decision-making functions are located in the United States.
The Company’s long-lived assets for this disclosure are defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region are as follows (in thousands):

	July 31, 2022	July 31, 2021
Americas	$133,939	$143,736
EMEA	31,230	32,171
APAC	5,858	1,601
Total	$171,027	$177,508

14. Subsequent Events
In September 2022, the Company's board of directors authorized and approved a share repurchase program of up to $400.0 million of the Company’s outstanding shares of common stock. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of the Company and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company.

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
Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective, at a reasonable level of assurance, as of July 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2022 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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
The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2022, and is incorporated in this report by reference.

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
3. Exhibits

EXHIBIT INDEX
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	March 9, 2022
3.2	Amended and Restated Bylaws	8-K	3.1	September 14, 2020
4.1	Form of Common Stock certificate of Guidewire Software, Inc.	S-1/A	4.1	January 9, 2012
4.2	Indenture between Guidewire Software, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	4.1	March 13, 2018
4.3	First Supplemental Indenture between Guidewire Software, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	4.1	March 13, 2018
4.4	Form of 1.25% Convertible Senior Note Due March 15, 2025	8-K	4.3	March 13, 2018
4.5	Description of Guidewire Software, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith	—	—
10.1#	Guidewire Software, Inc. 2011 Stock Plan and Forms of Agreements thereunder	S-1/A	10.5	December 13, 2011
10.2#	Guidewire Software, Inc. Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Stock Plan	10-Q	10.9	December 2, 2015
10.3#	Guidewire Software, Inc. Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (Performance-Based) under the 2011 Stock Plan	10-Q	10.5	March 5, 2020
10.4#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (Global Time-Based) under the 2011 Stock Plan	10-Q	10.2	March 5, 2020
10.5#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (U.S. Time-Based) under the 2011 Stock Plan	10-Q	10.1	March 5, 2020
10.6#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (U.S. Time-Based, Executives) under the 2011 Stock Plan	10-Q	10.3	March 5, 2020
10.7#	Guidewire Software, Inc. Long Term Incentive Plan and Form of Notice and Restricted Stock Unit Award Agreement thereunder	10-Q	10.4	March 5, 2020
10.8#	Guidewire Software, Inc. 2020 Stock Plan	10-Q	10.1	March 5, 2021
10.9#	Guidewire Software, Inc. Form of Notice and Restricted Stock Unit Agreement (PSUs) under the 2020 Stock Plan	Filed herewith	—	—
10.10#	Guidewire Software, Inc. Global Stock Option Agreement under the Guidewire Software, Inc. 2020 Stock Plan	Filed herewith	—	—
10.11	Guidewire Software, Inc. Senior Executive Incentive Bonus Plan	S-1/A	10.12	December 13, 2011
10.12#	Guidewire Software, Inc. Form of Executive Agreement	10-Q	10.6	March 5, 2020
10.13#	Executive Agreement between Guidewire Software, Inc. and Michael Rosenbaum, dated as of August 3, 2019	8-K	10.1	August 5, 2019

10.14#	First Amendment to Executive Agreement between Guidewire Software, Inc. and Mike Rosenbaum, dated as of November 4, 2020	10-Q	10.1	December 9, 2020
10.15#	Executive Agreement between Guidewire Software, Inc. and John Mullen, dated as of February 3, 2022	10-Q	10.1	June 7, 2022
10.16#	Form of Indemnification Agreement for directors and executive officers	S-1/A	10.1	October 28, 2011
10.17	Guidewire Software,, Inc. Form of Capped Call Confirmation	8-K	10.1	March 13, 2018
10.18	Lease Agreement between Bay Meadows Station 2 Investors, LLC and Guidewire Software, Inc. dated as of December 18, 2017	10-K	10.11	September 19, 2018
21.1	Subsidiaries of the Registrant	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith	—	—
101.INS	Inline XBRL Instance Document	Filed herewith	—	—
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith	—	—
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	—	—
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—	—
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	—	—
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith	—	—

#	Indicates management contract or compensatory plan.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 26, 2022

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

Signature	Title	Date

/s/ MIKE ROSENBAUM	Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2022
Mike Rosenbaum

/s/ JEFF COOPER	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2022
Jeff Cooper

/s/ MARCUS S. RYU	Director (Chairman of the Board)	September 26, 2022
Marcus S. Ryu

/s/ ANDREW BROWN	Director	September 26, 2022
Andrew Brown
/s/ MARGARET DILLON	Director	September 26, 2022
Margaret Dillon

/s/ MICHAEL KELLER	Director	September 26, 2022
Michael Keller

/s/ PAUL LAVIN	Director	September 26, 2022
Paul Lavin

/s/ CATHERINE P. LEGO	Director	September 26, 2022
Catherine P. Lego

/s/ RAJANI RAMANATHAN	Director	September 26, 2022
Rajani Ramanathan