Form 10-Q
period 2022-10-31
Guidewire Software, Inc.
filed 2022-12-07
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On November 30, 2022, the registrant had 81,876,197 shares of common stock issued and outstanding.

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
•the developing market for subscription services and uncertainties related to this sales and delivery model, including the migration of our existing term license customers to cloud-based offerings on a subscription basis, the security of our cloud-based operations, or failure to meet stipulated service levels with our subscription services;
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
•our ability to comply with current and evolving local and foreign data privacy laws, including the General Data Protection Regulation in the European Union (“EU”) and in the United Kingdom (“U.K.”), the California Consumer Privacy Act, the California Privacy Rights Act, and regulations in various other jurisdictions in the United States and abroad, and maintain the security of our customers’ data, our cloud-based services or products, and the related costs and liabilities that we may incur;
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
•our ability to apply accounting guidance that requires management to make estimates and assumptions and to adapt to and interpret the requirements of new guidance, to clearly explain to stockholders how new guidance affects reporting of our results of operations, and to develop and maintain effective disclosure controls and procedures or internal controls to prevent errors and fraud;
•our exposure to market risks, including geographical and political events such as escalation in the ongoing conflict between Russia and Ukraine, supply chain disruptions, and inflation, that may negatively impact our customers, partners, and vendors or our business operations;
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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2022	July 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$263,163	$606,303
Short-term investments	442,023	369,865
Accounts receivable, net of allowances of $285 and $359, respectively	88,273	143,797
Unbilled accounts receivable, net	90,742	71,515
Prepaid expenses and other current assets	59,355	61,223
Total current assets	943,556	1,252,703
Long-term investments	163,335	187,507
Unbilled accounts receivable, net	15,346	13,914
Property and equipment, net	79,040	80,740
Operating lease assets	86,519	90,287
Intangible assets, net	18,574	21,361
Goodwill	372,214	372,192
Deferred tax assets, net	218,769	191,461
Other assets	51,155	56,732
TOTAL ASSETS	$1,948,508	$2,266,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,649	$40,440
Accrued employee compensation	43,171	90,962
Deferred revenue, net	137,546	170,776
Other current liabilities	30,398	35,340
Total current liabilities	252,764	337,518
Lease liabilities	100,614	105,123
Convertible senior notes, net	395,891	358,216
Deferred revenue, net	7,155	7,500
Other liabilities	6,923	6,883
Total liabilities	763,347	815,240
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,682,722	1,755,476
Accumulated other comprehensive income (loss)	(23,963)	(19,845)
Retained earnings (accumulated deficit)	(473,606)	(283,982)
Total stockholders’ equity	1,185,161	1,451,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,948,508	$2,266,897

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended October 31,
	2022	2021
Revenue:
Subscription and support	$99,068	$78,990
License	40,952	40,153
Services	55,262	46,791
Total revenue	195,282	165,934
Cost of revenue:
Subscription and support	55,691	48,050
License	1,873	2,339
Services	65,566	47,151
Total cost of revenue	123,130	97,540
Gross profit:
Subscription and support	43,377	30,940
License	39,079	37,814
Services	(10,304)	(360)
Total gross profit	72,152	68,394
Operating expenses:
Research and development	58,170	55,124
Sales and marketing	46,468	41,005
General and administrative	42,067	37,642
Total operating expenses	146,705	133,771
Income (loss) from operations	(74,553)	(65,377)
Interest income	4,638	674
Interest expense	(1,674)	(4,794)
Other income (expense), net	(13,824)	1,183
Income (loss) before provision for (benefit from) income taxes	(85,413)	(68,314)
Provision for (benefit from) income taxes	(16,095)	(17,038)
Net income (loss)	$(69,318)	$(51,276)
Net income (loss) per share:
Basic and diluted	$(0.83)	$(0.62)
Shares used in computing net income (loss) per share:
Basic and diluted	83,320,967	83,225,743

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended October 31,
	2022	2021
Net income (loss)	$(69,318)	$(51,276)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,701)	(724)
Unrealized gains (losses) on available-for-sale securities	(1,644)	(1,118)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	443	251
Reclassification adjustment for realized gains (losses) included in net income (loss)	(216)	69
Total other comprehensive income (loss)	(4,118)	(1,522)
Comprehensive income (loss)	$(73,436)	$(52,798)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2022	84,084,209	$8	$1,755,476	$(19,845)	$(283,982)	$1,451,657
Net income (loss)	—	—	—	—	(69,318)	(69,318)
Issuance of common stock upon vesting of restricted stock units ("RSUs")	373,380	—	—	—	—	—
Stock-based compensation	—	—	35,249	—	—	35,249
Repurchase and retirement of common stock	(2,581,478)	—	(40,000)	—	(160,000)	(200,000)
Foreign currency translation adjustment	—	—	—	(2,701)	—	(2,701)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,201)	—	(1,201)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(216)	—	(216)
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(68,003)	—	39,694	(28,309)
Balance as of October 31, 2022	81,876,111	$8	$1,682,722	$(23,963)	$(473,606)	$1,185,161

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894
Net income (loss)	—	—	—	—	(51,276)	(51,276)
Issuance of common stock upon exercise of stock options	1,518	—	17	—	—	17
Issuance of common stock upon vesting of RSUs	335,653	—	—	—	—	—
Stock-based compensation	—	—	32,533	—	—	32,533
Repurchase and retirement of common stock	(226,172)	—	—	—	(26,262)	(26,262)
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(868)	—	(868)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	69	—	69
Balance as of October 31, 2021	83,305,156	$8	$1,649,754	$(7,741)	$(143,638)	$1,498,383
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(69,318)	$(51,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,623	8,434
Amortization of debt discount and issuance costs	423	3,524
Amortization of contract costs	4,490	3,001
Stock-based compensation	35,096	32,240
Changes to allowance for credit losses and revenue reserves	(72)	35
Deferred income tax	(18,035)	(17,551)
Amortization of premium (accretion of discount) on available-for-sale securities, net	98	1,601
Other non-cash items affecting net income (loss)	34	131
Changes in operating assets and liabilities:
Accounts receivable	55,245	24,088
Unbilled accounts receivable	(20,659)	(6,137)
Prepaid expenses and other assets	(839)	(7,046)
Operating lease assets	3,768	2,879
Accounts payable	847	(1,333)
Accrued employee compensation	(45,548)	(62,637)
Deferred revenue	(33,575)	(30,456)
Lease liabilities	(4,441)	(3,386)
Other liabilities	(2,572)	(3,153)
Net cash provided by (used in) operating activities	(87,435)	(107,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(169,232)	(241,247)
Sales of available-for-sale securities	97,023	27,331
Maturities of available-for-sale securities	22,268	272,943
Purchases of property and equipment	(604)	(3,333)
Capitalized software development costs	(3,697)	(3,783)
Acquisition of strategic investments	(181)	—
Acquisition of business, net of acquired cash	—	(43,830)
Net cash provided by (used in) investing activities	(54,423)	8,081
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	—	17
Repurchase and retirement of common stock	(200,000)	(26,262)
Net cash provided by (used in) financing activities	(200,000)	(26,245)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,992)	(984)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(344,850)	(126,190)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	614,686	384,910
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$269,836	$258,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$2,500
Cash paid for income taxes, net of tax refunds	$1,314	$717
Accruals for purchase of property and equipment	$632	$2,639
Accruals for capitalized software development costs	$257	$287
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
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements and notes include the Company and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the SEC.
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Reclassification
Effective as of the beginning of fiscal year 2023, the Company revised its allocation methodology and presentation of certain expenses. The change resulted in facilities expenses, information technology infrastructure and software expenses, and information security infrastructure and software expenses being allocated to all functional departments based on headcount, with the remaining previously allocated costs being recorded within general and administrative expenses. The impact was an increase in general and administrative expenses and a decrease in cost of revenue and other operating expense categories. Accordingly, prior period amounts have been reclassified to conform to the current period presentation in the Company's condensed consolidated financial statements and the accompanying notes presented herein.
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K, except for those disclosed herein.
Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Prior to the adoption of ASU 2020-06 on August 1, 2022, upon the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes as a whole. The difference between the principal amount of the Convertible Senior Notes and the liability component was initially recorded as a debt discount and was amortized as interest expense using the effective interest method over the term of the Convertible Senior Notes. Refer to Recently Adopted Accounting Pronouncements section for the adoption impact of ASU 2020-06.

Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. At October 31, 2022, $4.6 million was included in prepaid expenses and other current assets and $2.1 million was included in other assets in the condensed consolidated balance sheet.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, investments, accounts receivable, and unbilled accounts receivable. The Company maintains its cash, cash equivalents, and investments with high-quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded in the condensed consolidated balance sheets are in excess of amounts that are insured by the Federal Deposit Insurance Corporation.
No customer accounted for 10% or more of the Company's revenue in both the three months ended October 31, 2022, and 2021. One customer accounted for 10% or more of the Company's accounts receivable as of October 31, 2022, and no customer accounted for 10% or more of the Company's accounts receivable as of July 31, 2022.
Recently Adopted Accounting Pronouncements
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

On August 1, 2022, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments. In addition, this ASU amends the requirement for calculating diluted earnings per share for convertible instruments by using the “if-converted” method instead of the treasury stock method. The use of the “if-converted” method will not impact the Company's diluted earnings per share in the periods in which the Company has a net loss.

The Company adopted the ASU using the modified retrospective transition method, and the prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for that period. As a result of the adoption, the Company accounts for the Convertible Senior Notes as a single liability and no longer separately accounts for the liability and equity components. The adoption of this ASU also resulted in the de-recognition of a deferred tax liability, which represented a basis difference in the face value of the Convertible Senior Notes due to the previous allocation of a portion of the proceeds to the equity component. Additionally, the Company recorded a cumulative adjustment to decrease the beginning balance of the accumulated deficit on August 1, 2022, which represented a reversal in previously recorded amortization of debt discount through July 31, 2022.

The following table summarizes the adjustments made to the condensed consolidated balance sheet as of August 1, 2022 as a result of applying the modified retrospective adoption method (in thousands):

	Balances reported as of July 31, 2022	Cumulative effect adjustment due to adoption of ASU 2020-06	Adjusted beginning balance as of August 1, 2022
Deferred tax assets, net	$191,461	$8,944	$200,405
Convertible senior notes, net	(358,216)	(37,253)	(395,469)
Additional paid-in capital	(1,755,476)	68,003	(1,687,473)
Accumulated deficit	283,982	(39,694)	244,288
Other Accounting Pronouncements
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.

2. Revenue

Disaggregation of Revenue
Revenue by license or service type is as follows (in thousands):

	Three Months Ended October 31,
	2022	2021
Subscription and support
Subscription	$78,977	$57,129
Support	20,091	21,861
License
Term license	40,889	40,105
Perpetual license	63	48
Services	55,262	46,791
Total revenue	$195,282	$165,934

Revenue by revenue type and by geography is as follows (in thousands):

	Three Months Ended October 31, 2022
	Subscription and support	License	Services	Total

United States	$67,081	$17,509	$38,525	$123,115
Canada	16,051	3,693	6,052	25,796
Other Americas	1,475	320	422	2,217
Total Americas	84,607	21,522	44,999	151,128
United Kingdom	2,643	4,852	655	8,150
Other EMEA	6,285	5,573	7,239	19,097
Total EMEA	8,928	10,425	7,894	27,247
Total APAC	5,533	9,005	2,369	16,907
Total revenue	$99,068	$40,952	$55,262	$195,282

	Three Months Ended October 31, 2021
	Subscription and support	License	Services	Total

United States	$53,023	$18,453	$32,663	$104,139
Canada	11,941	5,813	2,358	20,112
Other Americas	1,039	237	708	1,984
Total Americas	66,003	24,503	35,729	126,235
United Kingdom	2,333	5,832	1,094	9,259
Other EMEA	5,217	1,407	6,395	13,019
Total EMEA	7,550	7,239	7,489	22,278
Total APAC	5,437	8,411	3,573	17,421
Total revenue	$78,990	$40,153	$46,791	$165,934

No country or region, other than those presented above, accounted for more than 10% of revenue during the three months ended October 31, 2022 and 2021.

Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as follows (in thousands):

	October 31, 2022	July 31, 2022
Unbilled accounts receivable, net	$106,088	$85,429
Contract costs, net	$41,352	$44,235
Deferred revenue, net	$144,701	$178,276
As of October 31, 2022 and July 31, 2022, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $14.6 million and $14.8 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of October 31, 2022 and July 31, 2022, respectively. The non-current portion of contract costs of $26.8 million and $29.4 million is included in other assets in the Company’s condensed consolidated balance sheets as of October 31, 2022 and July 31, 2022, respectively. The Company amortized $4.5 million and $3.0 million of contract costs during the three months ended October 31, 2022 and 2021, respectively.
Deferred revenue
During the three months ended October 31, 2022, the Company recognized revenue of approximately $81.9 million related to the Company’s deferred revenue balance reported as of July 31, 2022.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $1.1 billion as of October 31, 2022. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	October 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$177,719	$—	$—	$177,719
Corporate bonds	302,449	7	(5,973)	296,483
Certificates of deposit	54,997	—	—	54,997
U.S. Government bonds	67,793	6	(1,760)	66,039
Money market funds	67,752	—	—	67,752
U.S. Government agency securities	49,354	—	(642)	48,712
Asset-backed securities	50,438	2	(786)	49,654
Foreign government bonds	10,346	—	(456)	9,890
Total	$780,848	$15	$(9,617)	$771,246

	July 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$197,998	$—	$—	$197,998
Corporate bonds	320,474	8	(4,880)	315,602
Certificates of deposit	43,715	—	—	43,715
U.S. Government bonds	47,014	—	(1,312)	45,702
Money market funds	349,492	—	—	349,492
U.S. Government agency securities	37,572	—	(586)	36,986
Asset-backed securities	54,782	—	(611)	54,171
Foreign government bonds	15,109	—	(361)	14,748
Municipal bonds	205	—	—	205
Total	$1,066,361	$8	$(7,750)	$1,058,619
The Company does not consider any portion of the unrealized losses at October 31, 2022 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	October 31, 2022
	Less Than 12 Months	12 Months or Greater	Total
Commercial paper	$177,719	$—	$177,719
Corporate bonds	222,767	73,716	296,483
Certificates of deposit	54,997	—	54,997
U.S. Government bonds	30,490	35,549	66,039
Money market funds	67,752	—	67,752
U.S. Government agency securities	44,880	3,832	48,712
Asset-backed securities	1,427	48,227	49,654
Foreign government bonds	7,879	2,011	9,890
Total	$607,911	$163,335	$771,246
Fair Value Measurement
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	October 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$77,178	$—	$77,178
Certificates of deposit	—	3,000	—	3,000
Money market funds	67,752	—	—	67,752
U.S. Government agency securities	—	17,958	—	17,958
Total cash equivalents	67,752	98,136	—	165,888
Short-term investments:
Commercial paper	—	100,541	—	100,541
Corporate bonds	—	222,767	—	222,767
Certificates of deposit	—	51,997	—	51,997
U.S. Government bonds	—	30,490	—	30,490
U.S. Government agency securities	—	26,922	—	26,922
Asset-backed securities	—	1,427	—	1,427
Foreign government bonds	—	7,879	—	7,879
Total short-term investments	—	442,023	—	442,023
Long-term investments:
Corporate bonds	—	73,716	—	73,716
U.S. Government bonds	—	35,549	—	35,549
U.S. Government agency securities	—	3,832	—	3,832
Asset-backed securities	—	48,227	—	48,227
Foreign government bonds	—	2,011	—	2,011
Total long-term investments	—	163,335	—	163,335
Total	$67,752	$703,494	$—	$771,246

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$132,066	$—	$132,066
Certificates of deposit	—	9,689	—	9,689
Money market funds	349,492	—	—	349,492
U.S. Government agency securities	—	10,000	—	10,000
Total cash equivalents	349,492	151,755	—	501,247
Short-term investments:
Commercial paper	—	65,932	—	65,932
Corporate bonds	—	203,960	—	203,960
Certificates of deposit	—	34,026	—	34,026
U.S. Government bonds	—	25,429	—	25,429
U.S. Government agency securities	—	26,986	—	26,986
Asset-backed securities	—	8,627	—	8,627
Foreign government bonds	—	4,700	—	4,700
Municipal bonds	—	205	—	205
Total short-term investments	—	369,865	—	369,865
Long-term investments:
Corporate bonds	—	111,642	—	111,642
U.S. Government bonds	—	20,273	—	20,273
Asset-backed securities	—	45,544	—	45,544
Foreign government bonds	—	10,048	—	10,048
Total long-term investments	—	187,507	—	187,507
Total	$349,492	$709,127	$—	$1,058,619
Convertible Senior Notes
The fair value of the Convertible Senior Notes was $362.2 million and $387.6 million at October 31, 2022 and July 31, 2022, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 5.
Strategic Equity Investments
The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. During the three months ended October 31, 2022, the Company invested $0.2 million in an existing strategic equity investment. At October 31, 2022 and July 31, 2022, the Company’s total strategic equity investments was $18.2 million and $18.0 million, respectively.

No impairment charges or unrealized gain or loss related to strategic investments were recognized during the three months ended October 31, 2022 and 2021.

4. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For options to purchase common stock and Stock Awards, the Company uses the treasury stock method for calculating diluted earnings per share in all periods presented. Effective August 1, 2022, the Company adopted ASU 2020-06 which requires the use of the if-converted method for the Convertible Senior Notes. Prior to August 1, 2022, the Company used the treasury stock method for the Convertible Senior Notes.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three months ended October 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended October 31,
	2022	2021
Numerator:
Net income (loss)	$(69,318)	$(51,276)
Net income (loss) per share:
Basic and diluted	$(0.83)	$(0.62)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	83,320,967	83,225,743

The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended October 31,
	2022	2021
Stock options	14,806	24,700
Stock awards	1,188,284	2,905,346
Convertible senior notes	3,516,480	133,668

During the three months ended October 31, 2022, the average market price of the Company’s common stock did not exceed the initial conversion price of the Convertible Senior Notes. During the three months ended October 31, 2021, the average market price of the Company’s common stock exceeded the initial conversion price of the Convertible Senior Notes and the conversion premium was anti-dilutive under the treasury stock method.
5. Convertible Senior Notes
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
The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	October 31, 2022	July 31, 2022
Principal	$400,000	$400,000
Less unamortized:
Debt discount(1)	—	37,253
Debt issuance costs	4,109	4,531
Net carrying amount	$395,891	$358,216
(1) Effective August 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method which resulted in the accounting for the Convertible Senior Notes as a single liability and no longer required the liability and equity components to be accounted for separately. The prior period has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for that period.

The effective interest rate of the Convertible Senior Notes after the adoption of ASU 2020-06 on August 1, 2022 is 1.69%. Prior to the adoption of ASU 2020-06, the effective interest rate of the Convertible Senior Notes was 5.53%.
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended October 31,
	2022	2021
Contractual interest expense	$1,250	$1,250
Amortization of debt discount(1)	—	3,176
Amortization of debt issuance costs	423	348
Total	$1,673	$4,774
(1) Effective August 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method which resulted in the accounting for the Convertible Senior Notes as a single liability and no longer required the amortization of debt discount. The prior period has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for that period.
As of October 31, 2022, the if-converted value did not exceed the outstanding principal of the Convertible Senior Notes.

6. Commitments and Contingencies
Except as discussed below, there has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2022.
Effective during the three months ended October 31, 2022, the Company terminated its existing agreement and entered into a new agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of October 31, 2022 or July 31, 2022. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2022 or July 31, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
7. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended October 31,
	2022	2021
Stock-based compensation expense	$35,249	$32,533
Net impact of deferred stock-based compensation	(153)	(293)
Total stock-based compensation expense, net	$35,096	$32,240
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,468	$3,030
Cost of license revenue	147	182
Cost of services revenue	5,349	5,189
Research and development	9,291	7,997
Sales and marketing	6,887	7,113
General and administrative	9,954	8,729
Total stock-based compensation expense	$35,096	$32,240
Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of October 31, 2022 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$3,569	1.8
Stock Awards	352,209	3.0
Total unrecognized stock-based compensation expense	$355,778
Stock Awards
A summary of Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2022	2,785,353	$110.47	$216,478
Granted	1,991,973	$66.03
Released	(373,380)	$112.50	$24,981
Canceled	(100,911)	$106.40
Balance as of October 31, 2022	4,303,035	$89.81	$255,643
Expected to vest as of October 31, 2022	4,303,035	$89.81	$255,643
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $59.41 and $77.72 on October 31, 2022 and July 31, 2022, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2022	75,706	$61.93	8.7	$1,196
Granted	91,350	$68.22
Exercised	—	$—		$—
Canceled	—	$—
Balance as of October 31, 2022	167,056	$65.37	9.1	$647
Vested and expected to vest as of October 31, 2022	167,056	$65.37	9.1	$647
Exercisable as of October 31, 2022	14,806	$21.85	3.3	$556
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $59.41 and $77.72 on October 31, 2022 and July 31, 2022, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Share Repurchase Program
In September 2022, the Company's board of directors authorized and approved a share repurchase program of up to $400.0 million of the Company's outstanding common stock. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of the Company and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company.
In September 2022, the Company entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon the Company provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of the Company’s common stock. The ASR is expected to settle between the second and third quarters of fiscal year 2023. Under the terms of the ASR, the total number of shares delivered and average price paid per share will be determined upon settlement based on the volume weighted average price over the term of the ASR, less an agreed upon discount. At settlement, the financial institution may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to make a cash payment or deliver shares of the Company’s common stock to the financial institution, with the method of settlement at the Company’s election. As of October 31, 2022, a portion of the ASR prepayment was evaluated as an unsettled forward contract indexed to the Company’s stock, classified within stockholders’ equity.
During the three months ended October 31, 2022, the Company repurchased 2,581,478 shares of common stock through the ASR described above. As of October 31, 2022, $200.0 million remains under the September 2022 authorized and approved share repurchase program.
During the three months ended October 31, 2021, the Company repurchased 226,172 shares of common stock at an average price of $116.12 per share under a previously completed share repurchase program.

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
InsuranceSuite Cloud is a highly configurable and scalable product, delivered as a service, and primarily comprised of three core applications (PolicyCenter Cloud, BillingCenter Cloud, and ClaimCenter Cloud) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (“GWCP”) architecture and leverage our in-house Guidewire cloud operations team. InsuranceSuite Cloud is designed to support multiple releases each year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite Cloud.
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
Seasonality

We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for new term licenses and multi-year term license renewals compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. For example, in the first quarter of fiscal year 2021, we experienced license revenue growth due to a five-year term license renewal under which revenue was recognized upfront, which overshadowed the comparison with our second quarter of fiscal year 2021 and created a challenging comparable period for the first quarter of fiscal year 2022. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fiscal fourth quarter increases this impact as the revenue impact of most fiscal fourth quarter subscription sales will not be realized until the following fiscal year.

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

COVID-19 Impact and Other Global Events
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Additionally, the ongoing conflict between Russia and Ukraine, inflation higher than we have seen in decades, and supply chain issues have added to global economic and market volatility. While we are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, and containment measures and if there are any periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate, our compliance with containment measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our key customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, a vast majority of our employees are working remotely. In addition, many of our existing and potential customers are working remotely, which may continue to extend our sales cycle, to delay the timing of new orders, and increase the time to complete professional services engagements in the future.
Our business and financial results since the third quarter of fiscal year 2020 have been impacted due to these disruptions, which has effected our annual recurring revenue (“ARR”) growth rates, services revenue and margins, operating cash flow and expenses, potentially higher employee attrition, challenges in hiring and onboarding necessary personnel, and the change in fair value of strategic investments. Our sales cycles, ARR growth rates and revenue, especially services revenue, continued to be impacted as a result of these disruptions and challenges. Additionally, in recent quarters, inflation has reached levels that have not been seen for decades, which is impacting the global economy and magnifying the impact of these disruptions.
Although vaccines have made progress against the COVID-19 pandemic in the United States and certain other parts of the world where vaccinations are widely available, the economic impact of the pandemic and other disruptions on our business and the businesses of our customers, SI partners, and vendors may continue. We believe that new sales activities are being delayed, not cancelled, and implementation engagements are being rescheduled to later periods or being completed over a longer period of time. Certain marketing events have been cancelled or postponed, while others are being hosted both in-person and virtually, like our customer conference, Connections. Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from these disruptions, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the global economic impact of these disruptions could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our services and products based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill.
We will continue to evaluate the nature and extent of the impact of COVID-19 and other global events on our business.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. During the three months ended October 31, 2022, the recurring license and support or subscription contract value recognized as services revenue was $10.9 million.

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
As of October 31, 2022, ARR was $673 million, compared to $664 million as of July 31, 2022. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payments for services and products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consist of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow in the three months ended October 31, 2022 was impacted by severance payments of $2.9 million. Free cash flow in the three months ended October 31, 2021 was impacted by payments of $18.1 million related to settling accrued vacation balances in countries in which we adopted a non-accrual vacation policy. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows.”

	Three Months Ended October 31,
	2022	2021
Net cash provided by (used in) operating activities	$(87,435)	$(107,042)
Purchases of property and equipment	(604)	(3,333)
Capitalized software development costs	(3,697)	(3,783)
Free cash flow	$(91,736)	$(114,158)

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included in our Annual Report on Form 10-K, our revenue recognition policies are critical to the periods presented.
There have been no material changes to our critical accounting policies as described in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements adopted, including the dates of adoption, and recent account pronouncements not yet adopted.

Results of Operations
The following table sets forth our results of operations for the periods presented. The data has been derived from the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The results of operations for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

	Three Months Ended October 31,
	2022	As a % of total revenue	2021	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$99,068	51%	$78,990	48%
License	40,952	21	40,153	24
Services	55,262	28	46,791	28
Total revenue	195,282	100	165,934	100
Cost of revenue:
Subscription and support	55,691	29	48,050	29
License	1,873	1	2,339	1
Services	65,566	34	47,151	28
Total cost of revenue	123,130	64	97,540	58
Gross profit:
Subscription and support	43,377	22	30,940	19
License	39,079	20	37,814	23
Services	(10,304)	(5)	(360)	—
Total gross profit	72,152	37	68,394	42
Operating expenses:
Research and development	58,170	30	55,124	33
Sales and marketing	46,468	24	41,005	25
General and administrative	42,067	22	37,642	23
Total operating expenses	146,705	76	133,771	81
Income (loss) from operations	(74,553)	(39)	(65,377)	(39)
Interest income	4,638	2	674	—
Interest expense	(1,674)	(1)	(4,794)	(3)
Other income (expense), net	(13,824)	(7)	1,183	1
Income (loss) before provision for (benefit from) income taxes	(85,413)	(45)	(68,314)	(41)
Provision for (benefit from) income taxes	(16,095)	(8)	(17,038)	(10)
Net income (loss)	$(69,318)	(37)%	$(51,276)	(31)%

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

	Three Months Ended October 31,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$78,977	40%	$57,129	34%	$21,848	38%
Support	20,091	10	21,861	14	(1,770)	(8)%
License:
Term license	40,889	21	40,105	24	784	2%
Perpetual license	63	—	48	—	15	31%
Services	55,262	29	46,791	28	8,471	18%
Total revenue	$195,282	100%	$165,934	100%	$29,348	18%

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
Subscription revenue increased by $21.8 million during the three months ended October 31, 2022, compared to the same period a year ago, primarily due to the impact of cloud transition agreements, new subscription agreements entered into and provisioned since October 31, 2021, and, to a lesser extent, the renewal of subscription services at the fully ramped annual fees after the initial committed term.
Support revenue decreased by $1.8 million during the three months ended October 31, 2022, compared to the same period a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will continue to reduce the growth in, or result in lower, support revenue in the future.
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

Term license revenue increased by $0.8 million during the three months ended October 31, 2022, compared to the same period a year ago. The increase is primarily driven by an increase of $4.6 million in new deals and $1.3 million in renewals, which was partially offset by $5.1 million of agreements that migrated from a term license to a subscription service in the prior year period. Ongoing revenue related to migration agreements is recorded as subscription revenue. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $3.4 million during the three months ended October 31, 2022 compared with no impact in the prior year period.
Perpetual license revenue accounted for less than 1% of total revenue during the three months ended October 31, 2022. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.
Services
Services revenue increased by $8.5 million during the three months ended October 31, 2022, compared to the same period a year ago. The increase is primarily driven by an increase in the number and size of subscription implementation and migration projects, but services revenue overall continues to be impacted by contracts with lower average services billing rates and increased investments in customer implementations, including fixed fee or capped arrangements, to accelerate customer transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit.
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
Cost of Revenue and Gross Profit
Our cost of subscription and support revenue primarily consists of personnel costs for our cloud operations and technical support teams, cloud infrastructure costs, development of online training curriculum, amortization of intangible assets, and royalty fees paid to third parties. Our cost of license revenue primarily consists of development of online training curriculum, royalty fees paid to third parties, and amortization of intangible assets. Our cost of services revenue primarily consists of personnel costs for our professional services employees, third-party subcontractors or consultants, and travel costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology infrastructure and software expenses, information security infrastructure and software expenses, and facilities expenses to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.

Cost of Revenue:

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$55,691	$48,050	$7,641	16%
License	1,873	2,339	(466)	(20)%
Services	65,566	47,151	18,415	39%
Total cost of revenue	$123,130	$97,540	$25,590	26%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,468	$3,030	$438
Cost of license revenue	147	182	(35)
Cost of services revenue	5,349	5,189	160
Total	$8,964	$8,401	$563

Cost of subscription and support revenue during the three months ended October 31, 2022 increased by $7.6 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $7.4 million for our growing cloud customer base, personnel costs of $1.0 million as a result of our continued investment in our cloud operations to increase operational efficiency and scale, and higher royalties of $0.2 million. These increases were partially offset by a decrease in professional services of $1.0 million due to replacing cloud operations consultants with employees.
Due to our continued investment in cloud-based operations, increase in new cloud-based customers, and increased usage from existing cloud-based customers, the costs to provide our subscription and support services increased. We expect our cost of subscription and support revenue to decrease as a percentage of revenue, but increase in absolute dollars, due to inflation, platform and product investments, and more customers utilizing our cloud product. To address cloud infrastructure costs, we entered into a five-year amendment with our cloud infrastructure provider. However, we believe that the cost of subscription and support revenue will grow at a slower rate than subscription and support revenue in future years as we achieve economies of scale and other efficiencies. The short-term impact of these trends along with mix within subscription and support revenue may result in a decline in subscription and support gross margin even though subscription and support gross profit increases in absolute dollars.
The $0.5 million decrease in our cost of license revenue was primarily due to lower personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.3 million and a decrease in amortization of acquired intangible assets of $0.1 million due to certain acquired intangible assets being fully amortized.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $18.4 million increase in cost of services revenue during the three months ended October 31, 2022, compared to the same period a year ago, was primarily due to increases of $13.2 million in subcontractor expenses from staffing requirements on cloud migration and implementation projects and $5.4 million in personnel expenses associated with an increase in headcount. These increases were partially offset by a decrease in professional services of $0.2 million.
We had 692 cloud operations and technical support employees and 790 professional services employees at October 31, 2022, compared to 634 cloud operations and technical support employees and 659 professional services employees at October 31, 2021.
Gross Profit:

	Three Months Ended October 31,
	2022		2021		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$43,377	44%	$30,940	39%	$12,437	40%
License	39,079	95	37,814	94	1,265	3%
Services	(10,304)	(19)	(360)	(1)	(9,944)	(2,762)%
Total gross profit	$72,152	37%	$68,394	42%	$3,758	5%
Our gross profit increased $3.8 million during the three months ended October 31, 2022, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, partially offset by a decrease in services gross profit due to the investments that we are making in our customers' transition to subscription services.
Our gross margin decreased to 37% during the three months ended October 31, 2022 from 42% during the same period a year ago. Gross margin was primarily impacted by the lower services margin due to the investments that we are making in our customers' transition to subscription services.

We expect subscription and support gross margin to improve over the next several years as we gain efficiencies and increase the number of cloud customers. We expect services gross margin will improve as we lower our reliance on subcontractors and enter into fewer fixed fee arrangements. We expect license gross margin to fluctuate based on changes in revenue due to the timing of delivery of new multi-year term licenses and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively consistent from period to period in the future. Overall, we expect gross margins to improve as improvements in subscription and support gross margin and services gross margin will more than offset the negative impact of revenue shifts away from high margin license revenue.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest components of our operating expenses are personnel costs for our employees and, to a lesser extent, professional services. In each case, personnel costs include salaries, bonuses, commissions, benefits, and stock-based compensation. We allocate overhead such as information technology infrastructure and software expenses, information security infrastructure and software expenses, and facilities expenses to all functional departments based on headcount. As a result, these general overhead expenses are reflected in cost of revenue and each functional operating expense.

	Three Months Ended October 31,
	2022		2021		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$58,170	30%	$55,124	33%	$3,046	6%
Sales and marketing	46,468	24	41,005	25	5,463	13%
General and administrative	42,067	22	37,642	23	4,425	12%
Total operating expenses	$146,705	76	$133,771	81	$12,934	10%

Includes stock-based compensation of:
Research and development	$9,291		$7,997		$1,294
Sales and marketing	6,887		7,113		(226)
General and administrative	9,954		8,729		1,225
Total	$26,132		$23,839		$2,293

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $3.0 million increase in research and development expenses during the three months ended October 31, 2022, compared to the same period a year ago, was primarily due to increases of $2.9 million in personnel costs associated with higher headcount and travel expenses of $0.4 million, partially offset by small decreases in cloud infrastructure costs for our development environments, software subscription costs, and professional services costs.
Our research and development headcount was 940 at October 31, 2022, compared with 871 at October 31, 2021.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to support our growing customer base, but decrease as a percentage of revenue as overall hiring slows after a period of investment in building out our cloud platform capabilities.
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
The $5.5 million increase in sales and marketing expenses during the three months ended October 31, 2022, compared to the same period a year ago, was primarily due to increases of $2.4 million in marketing and advertising expense associated with Connections Reimagined, our annual customer conference, which was held in the first quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022; $1.8 million in personnel costs comprised mainly of $1.5 million of severance expense; $1.8 million in travel expenses, particularly for Connections Reimagined; and, to a lesser extent, an increase of $0.3 million in professional services. These increases were partially offset by a decrease of $0.9 million due to certain acquired intangible assets being fully amortized.
Our sales and marketing headcount was 454 at October 31, 2022, compared with 457 at October 31, 2021.
We expect our sales and marketing expenses to increase in absolute dollars due to inflation and investments to support ongoing growth, but decrease as a percentage of revenue as overall hiring slows after a period of investment in building out our customer success team and adding analytics and cloud sales capabilities.
General and Administrative
Our general and administrative expenses include executive, finance, human resources, legal, information technology and security, and corporate development and strategy functions, and primarily consist of personnel costs, as well as professional services.
The $4.4 million increase in general and administrative during the three months ended October 31, 2022, compared to the same period a year ago, was primarily due to increases of $3.3 million in personnel costs due to higher headcount, which includes $1.0 million of severance expense, and $1.3 million in software subscription and web hosting costs. These increases were partially offset by a decrease of $0.2 million in professional services.
Our general and administrative headcount was 462 at October 31, 2022, compared with 410 at October 31, 2021. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect our general and administrative expenses to increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.

Other Income (Expense)

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$4,638	$674	$3,964	588%
Interest expense	$(1,674)	$(4,794)	$3,120	(65)%
Other income (expense), net	$(13,824)	$1,183	$(15,007)	(1,269)%

Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income increased $4.0 million during the three months ended October 31, 2022, compared to the same period a year ago, primarily due to higher interest rates, which was impacted by lower funds available for investment.
Interest Expense
Prior to August 1, 2022 and adoption of ASU 2020-06, interest expense included both stated interest and the amortization of debt discount and issuance costs associated with our Convertible Senior Notes. Previously, the amortization of debt discount and issuance costs were recognized on an effective interest basis. For periods after August 1, 2022, there is no longer a debt discount component related to the Convertible Senior Notes as it was eliminated upon adoption. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate have not changed.
Interest expense for the three months ended October 31, 2022 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to amortization of debt issuance costs. Interest expense for the three months ended October 31, 2021 consists of stated interest of $1.3 million and non-cash interest expense of $3.5 million related to the amortization of debt discount and issuance costs.
Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. We have significant transactions in the following currencies: Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, and Polish Zloty.
Other income (expense), net during the three months ended October 31, 2022 was expense of $13.8 million, as compared to income of $1.2 million during the same period a year ago, due to fluctuations in foreign currency exchange rates.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended October 31,
	2022	2021	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(16,095)	$(17,038)	$943	(6)%
Effective tax rate	19%	25%

We recognized an income tax benefit of $16.1 million and $17.0 million for the three months ended October 31, 2022 and 2021, respectively. The decrease in the amount of income tax benefit recorded for the three months ended October 31, 2022, compared to the same period a year ago, was primarily due to a decrease in tax deductions from stock-based compensation and an increase in non-deductible executive compensation limitation, offset by an increase in the loss before taxes and an increase in research and development credits.
The effective tax rate of 19% for the three months ended October 31, 2022, differs from the statutory U.S. federal income tax rate of 21% mainly due to state taxes, tax deficiencies related to stock-based compensation, research and development credits, foreign earnings taxed in the United States, and certain non-deductible expenses, including executive compensation limitation.
During the three months ended October 31, 2022, unrecognized tax benefits increased by $0.5 million. As of October 31, 2022, we had unrecognized tax benefits of $12.1 million that, if recognized, would affect our effective tax rate.
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) amended Internal Revenue Code Section 174 to require that specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in the Company’s fiscal year 2023. Although Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that the provision will be deferred, modified, or otherwise repealed. If the requirement is not modified, the Company may be required to utilize some of its federal and state tax attributes and there may be increases to state cash taxes or tax expense.
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

	Three Months Ended October 31,
	2022	2021
Gross profit reconciliation:
GAAP gross profit	$72,152	$68,394
Non-GAAP adjustments:
Stock-based compensation	8,964	8,401
Amortization of intangibles	1,905	1,944
Non-GAAP gross profit	$83,021	$78,739

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(74,553)	$(65,377)
Non-GAAP adjustments:
Stock-based compensation	35,096	32,240
Amortization of intangibles	2,787	3,754
Acquisition consideration holdback	773	673
Non-GAAP income (loss) from operations	$(35,897)	$(28,710)

Net income (loss) reconciliation:
GAAP net income (loss)	$(69,318)	$(51,276)
Non-GAAP adjustments:
Stock-based compensation	35,096	32,240
Amortization of intangibles	2,787	3,754
Amortization of debt discount and issuance costs	423	3,524
Acquisition consideration holdback	773	673
Tax impact of non-GAAP adjustments	20,378	(6,966)
Non-GAAP net income (loss)	$(9,861)	$(18,051)

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(16,095)	$(17,038)
Non-GAAP adjustments:
Stock-based compensation	27,626	11,548
Amortization of intangibles	2,194	1,345
Amortization of debt discount and issuance costs	333	1,262
Acquisition consideration holdback	608	241
Tax impact of non-GAAP adjustments	(51,139)	(7,430)
Non-GAAP tax provision (benefit)	$(36,473)	$(10,072)

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.83)	$(0.62)
Non-GAAP adjustments:
Stock-based compensation	0.42	0.39
Amortization of intangibles	0.03	0.05
Amortization of debt discount and issuance costs	0.01	0.04
Acquisition consideration holdback	0.01	0.01
Tax impact of non-GAAP adjustments	0.24	(0.08)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	—
Non-GAAP net income (loss) per share — diluted	$(0.12)	$(0.21)

Shares used in computing Non-GAAP net income (loss) per share amounts:
GAAP weighted average shares — diluted	83,320,967	83,225,743
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	—
Pro forma weighted average shares — diluted	83,320,967	83,225,743
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands)

	October 31, 2022	July 31, 2022
Cash, cash equivalents, and investments	$868,521	$1,163,675
Working capital	$690,792	$915,185
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
As of October 31, 2022, approximately $30.5 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. We entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of our common stock. During the three months ended October 31, 2022, we repurchased 2,581,478 shares of common stock under the ASR program described above and $200.0 million remains under the September 2022 authorized and approved share repurchase program.

During the three months ended October 31, 2021, we repurchased 226,172 shares of common stock at an average price of $116.12 per share under a previously completed share repurchase program.
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
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure, cybersecurity, operating costs, and expansion into other markets. We also may invest in or acquire complementary businesses, applications or technologies, or may execute on the board-authorized share repurchase program, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended October 31,
	2022	2021
Net cash provided by (used in) operating activities	$(87,435)	$(107,042)
Net cash provided by (used in) investing activities	$(54,423)	$8,081
Net cash provided by (used in) financing activities	$(200,000)	$(26,245)
Cash Flows from Operating Activities

Net cash used in operating activities was $87.4 million for the three months ended October 31, 2022 compared to net cash used by operating activities of $107.0 million during the three months ended October 31, 2021. This $19.6 million improvement in operating cash used was attributable to a $19.8 million increase in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items offset by a $39.4 million decrease in cash used by working capital activities. During the first quarter of fiscal year 2023, changes in working capital included severance payments of $2.9 million. During the first quarter of fiscal year 2022, changes in working capital included payments of $18.1 million related to the settlement of accrued vacation balances in countries in which we adopted a non-accrual vacation policy.
Cash Flows from Investing Activities
Net cash used by investing activities was $54.4 million for the three months ended October 31, 2022 compared to net cash provided by investing activities of $8.1 million during the three months ended October 31, 2021. The $62.5 million decrease in cash provided by investing activities was primarily due to increased net purchases of available-for-sale securities of $109.0 million and a $0.2 million increase in amounts paid for strategic investments. These increases were partially offset by a decrease in business acquisitions as there were none during first quarter of fiscal year 2023, compared to the acquisition of HazardHub for purchase consideration of $43.8 million during the first quarter of fiscal year 2022, and lower capital expenditures and capitalized software development costs of $2.8 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended October 31, 2022 was $200.0 million, compared to $26.2 million for the three months ended October 31, 2021. This $173.8 million increase in cash used was because of the accelerated share repurchase transaction we entered into under our share repurchase program that resulted in $173.7 million more of our common stock being repurchased during the first quarter of fiscal year 2023,compared to the same period a year ago.
Commitments and Contractual Obligations
Except as discussed below, there has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2022.
Effective during the three months ended October 31, 2022, we terminated our existing agreement and entered into a new agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through October 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of October 31, 2022 and July 31, 2022 were $868.5 million and $1,163.7 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $3.6 million and $3.6 million in the market value of our available-for-sale securities as of October 31, 2022 and July 31, 2022, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, and Polish Zloty, the currency of the locations within which we currently have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the three months ended October 31, 2022 and 2021, we recorded a foreign currency loss of $13.8 million and a foreign currency gain of $1.2 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $24.1 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments in financial instruments, as our investments primarily consist of high-quality liquid investments purchased with a remaining maturity of three years or less. We do not use derivative financial instruments for speculative or trading purposes. However, this current position does not preclude our adoption of specific hedging strategies in the future.
Our strategic investments in privately held securities are in various classes of equity. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movements in the total enterprise value of the company in which we are invested. As a result, our investment in a specific company may move by more or less than any change in value of that overall company. In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the value of our investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As described in Note 6 “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein, we are not party to any material pending legal proceedings.

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
•employee retention, the ability to hire and onboard appropriate personnel, and the timing of hiring personnel and employee related expenses;
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
We have experienced consistent growth and expect to continue to expand our operations, including the number of employees and the locations and scope of our international operations. Additionally, we have announced our intention to transition to a hybrid work environment in which a large portion of our workforce will work either in-person on a part-time basis or remotely on a permanent basis, which brings new challenges to managing our business and workforce. This expansion and changing work environment has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology and cybersecurity infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new, enhanced, or more secure services and products or investments in cloud operations. If we increase the size of our organization without experiencing an increase in sales of our services and products, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations or hybrid work environment, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected, and we may be unable to implement our business strategy.
Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.
Our subscription and support revenue was 42% and 34% of total revenue for fiscal years 2022 and 2021, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 41% and 35% for fiscal years 2022 and 2021, respectively, while the gross margin for license revenue was 97% and 97% for fiscal years 2022 and 2021, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may result in further erosion of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of the COVID-19 pandemic, inflation, or other global events and disasters.

Further, our services revenue was 26% and 25% of total revenue for fiscal years 2022 and 2021, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was negative for fiscal years 2022 and 2021. If we experience an increase in the percentage of total revenue represented by services revenue, like we did in fiscal year 2018 due to acquisitions and other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new services and products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of economic volatility, inflation, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging clients to accelerate their cloud transition or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar services and products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the services and products we sell to them or add complexity to our customer agreements. These customers may also delay making payments under existing agreements or at renewal in an attempt to obtain more favorable terms from us. We have been required to, and may continue to be required to, reduce the average selling price of our services and products in response to these pressures. If we are unable to avoid reducing our average selling prices, our results of operations could be harmed.
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
Because we offer complex services and products, undetected errors or failures may exist or occur, especially when services and products are first introduced or when new versions or updates are released. Our services and products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our services and products or may expose undetected errors, failures, or bugs in our services and products. Despite testing by us, we may not identify all errors, failures, or bugs in new services and products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our offerings after their introduction. Additionally, our Guidewire Cloud offerings rely on third-party hosting services, primarily Amazon Web Services (“AWS”). Any material disruption or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our services, which could harm our reputation and adversely affect our results of operations.
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
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400 million of our outstanding common stock and entered into an ASR agreement to repurchase an aggregate $200 million of our common stock. As of October 31, 2022, $200 million of the share repurchase program remains available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which we adopted on August 1, 2022. The ASU simplifies the accounting for convertible instruments, and among other things, eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. When calculating diluted EPS, the if-converted method requires us to assume that convertible debt instruments (and any applicable conversion premium) are converted to common stock as of the beginning of the period presented regardless of the price of our stock in periods that we have net income. Additionally, the if-converted method does not allow us to offset the impact of our capped call transactions on the calculation. We expect that such calculations will negatively affect our reported diluted EPS in the periods that we have net income irrespective of actual conversion of the Convertible Senior Notes.
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
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflict between Russia and Ukraine, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, floods, severe heat and cold events, fires, and other natural disasters, Germany, Pakistan, and other parts of Europe have experienced flooding, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended October 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022 (2)	2,581,478	$61.98	2,581,478	$200
October 1, 2022 - October 31, 2022	—	—	—	$200
(1) On September 22, 2022, we announced that our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding stock. We began repurchasing shares under this program during the first quarter of fiscal year 2023. As of October 31, 2022, we had approximately $200.0 million remaining for future share repurchases under the share repurchase program. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time. There is no stated expiration date for the program.
(2) On September 28, 2022, we entered into an ASR agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. As of October 31, 2022, approximately $40 million of the prepayment remained under this agreement.

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

Date:	December 6, 2022	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)