Form 10-Q
period 2023-01-31
Guidewire Software, Inc.
filed 2023-03-07
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On February 28, 2023, the registrant had 81,566,719 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2023	July 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,899	$606,303
Short-term investments	439,833	369,865
Accounts receivable, net of allowances of $31 and $359, respectively	127,627	143,797
Unbilled accounts receivable, net	100,313	71,515
Prepaid expenses and other current assets	63,591	61,223
Total current assets	1,006,263	1,252,703
Long-term investments	155,306	187,507
Unbilled accounts receivable, net	14,576	13,914
Property and equipment, net	78,544	80,740
Operating lease assets	85,479	90,287
Intangible assets, net	17,207	21,361
Goodwill	372,214	372,192
Deferred tax assets, net	218,308	191,461
Other assets	56,050	56,732
TOTAL ASSETS	$2,003,947	$2,266,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,025	$40,440
Accrued employee compensation	58,064	90,962
Deferred revenue, net	145,963	170,776
Other current liabilities	33,157	35,340
Total current liabilities	275,209	337,518
Lease liabilities	99,045	105,123
Convertible senior notes, net	396,316	358,216
Deferred revenue, net	6,022	7,500
Other liabilities	7,183	6,883
Total liabilities	783,775	815,240
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,719,020	1,755,476
Accumulated other comprehensive income (loss)	(16,061)	(19,845)
Retained earnings (accumulated deficit)	(482,795)	(283,982)
Total stockholders’ equity	1,220,172	1,451,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,003,947	$2,266,897

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Revenue:
Subscription and support	$105,754	$84,297	$204,822	$163,287
License	73,115	69,798	114,067	109,951
Services	53,742	50,538	109,004	97,329
Total revenue	232,611	204,633	427,893	370,567
Cost of revenue:
Subscription and support	48,924	48,276	104,615	96,326
License	1,845	2,254	3,718	4,593
Services	58,379	51,912	123,945	99,063
Total cost of revenue	109,148	102,442	232,278	199,982
Gross profit:
Subscription and support	56,830	36,021	100,207	66,961
License	71,270	67,544	110,349	105,358
Services	(4,637)	(1,374)	(14,941)	(1,734)
Total gross profit	123,463	102,191	195,615	170,585
Operating expenses:
Research and development	61,702	55,804	119,872	110,928
Sales and marketing	44,781	48,507	91,249	89,512
General and administrative	40,196	37,337	82,263	74,979
Total operating expenses	146,679	141,648	293,384	275,419
Income (loss) from operations	(23,216)	(39,457)	(97,769)	(104,834)
Interest income	5,392	699	10,030	1,373
Interest expense	(1,677)	(4,833)	(3,351)	(9,627)
Other income (expense), net	11,291	(8,045)	(2,533)	(6,862)
Income (loss) before provision for (benefit from) income taxes	(8,210)	(51,636)	(93,623)	(119,950)
Provision for (benefit from) income taxes	979	(10,955)	(15,116)	(27,993)
Net income (loss)	$(9,189)	$(40,681)	$(78,507)	$(91,957)
Net income (loss) per share:
Basic and diluted	$(0.11)	$(0.49)	$(0.95)	$(1.10)
Shares used in computing net income (loss) per share:
Basic and diluted	82,051,867	83,413,643	82,686,420	83,430,693

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net income (loss)	$(9,189)	$(40,681)	$(78,507)	$(91,957)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,885	(2,363)	2,184	(3,087)
Unrealized gains (losses) on available-for-sale securities	4,309	(2,537)	2,665	(3,655)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	(942)	603	(499)	854
Reclassification adjustment for realized gains (losses) included in net income (loss)	(350)	23	(566)	92
Total other comprehensive income (loss)	7,902	(4,274)	3,784	(5,796)
Comprehensive income (loss)	$(1,287)	$(44,955)	$(74,723)	$(97,753)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2022	84,084,209	$8	$1,755,476	$(19,845)	$(283,982)	$1,451,657
Net income (loss)	—	—	—	—	(69,318)	(69,318)
Issuance of common stock upon vesting of restricted stock units ("RSUs")	373,380	—	—	—	—	—
Stock-based compensation	—	—	35,249	—	—	35,249
Repurchase and retirement of common stock	(2,581,478)	—	(40,000)	—	(160,000)	(200,000)
Foreign currency translation adjustment	—	—	—	(2,701)	—	(2,701)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,201)	—	(1,201)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(216)	—	(216)
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(68,003)	—	39,694	(28,309)
Balance as of October 31, 2022	81,876,111	$8	$1,682,722	$(23,963)	$(473,606)	$1,185,161
Net income (loss)	—	—	—	—	(9,189)	(9,189)
Issuance of common stock upon exercise of stock options	217	—	2	—	—	2
Issuance of common stock upon vesting of RSUs	336,440	—	—	—	—	—
Stock-based compensation	—	—	36,296	—	—	36,296
Foreign currency translation adjustment	—	—	—	4,885	—	4,885
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	3,367	—	3,367
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(350)	—	(350)
Balance as of January 31, 2023	82,212,768	$8	$1,719,020	$(16,061)	$(482,795)	$1,220,172

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894
Net income (loss)	—	—	—	—	(51,276)	(51,276)
Issuance of common stock upon exercise of stock options	1,518	—	17	—	—	17
Issuance of common stock upon vesting of RSUs	335,653	—	—	—	—	—
Stock-based compensation	—	—	32,533	—	—	32,533
Repurchase and retirement of common stock	(226,172)	—	—	—	(26,262)	(26,262)
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(868)	—	(868)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	69	—	69
Balance as of October 31, 2021	83,305,156	$8	$1,649,754	$(7,741)	$(143,638)	$1,498,383
Net income (loss)	—	—	—	—	(40,681)	(40,681)
Issuance of common stock upon exercise of stock options	7,230	—	80	—	—	80
Issuance of common stock upon vesting of RSUs	329,987	—	—	—	—	—
Stock-based compensation	—	—	38,148	—	—	38,148
Repurchase and retirement of common stock	(96,373)	—	—	—	(11,189)	(11,189)
Foreign currency translation adjustment	—	—	—	(2,363)	—	(2,363)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,933)	—	(1,933)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	23	—	23
Balance as of January 31, 2022	83,546,000	$8	$1,687,982	$(12,014)	$(195,508)	$1,480,468
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(78,507)	$(91,957)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,229	16,979
Amortization of debt discount and issuance costs	848	7,096
Amortization of contract costs	8,597	6,310
Stock-based compensation	71,275	70,105
Changes to allowance for credit losses and revenue reserves	(315)	157
Deferred income tax	(18,358)	(30,249)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(722)	3,315
Other non-cash items affecting net income (loss)	76	228
Changes in operating assets and liabilities:
Accounts receivable	16,524	(7,940)
Unbilled accounts receivable	(29,460)	(448)
Prepaid expenses and other assets	(4,820)	(13,335)
Operating lease assets	4,808	5,667
Accounts payable	(2,289)	(1,711)
Accrued employee compensation	(32,539)	(47,323)
Deferred revenue	(26,291)	(17,826)
Lease liabilities	(5,717)	(6,817)
Other liabilities	(3,554)	(2,303)
Net cash provided by (used in) operating activities	(86,215)	(110,052)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(270,329)	(367,114)
Sales of available-for-sale securities	202,115	50,361
Maturities of available-for-sale securities	33,268	415,265
Purchases of property and equipment	(1,937)	(6,990)
Capitalized software development costs	(6,118)	(6,197)
Acquisition of strategic investments	(5,841)	(10,521)
Acquisition of business, net of acquired cash	—	(43,830)
Net cash provided by (used in) investing activities	(48,842)	30,974
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	2	98
Repurchase and retirement of common stock	(200,000)	(37,451)
Net cash provided by (used in) financing activities	(199,998)	(37,353)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,941	(2,807)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(333,114)	(119,238)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	614,686	384,910
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$281,572	$265,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$2,500
Cash paid for income taxes, net of tax refunds	$2,725	$2,152
Accruals for purchase of property and equipment	$839	$1,227
Accruals for capitalized software development costs	$510	$579
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which combines core operations, digital engagement, analytics, and artificial intelligence applications. The Company’s technology platform supports core insurance operations, including underwriting, policy administration, claim management, and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
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
Significant Accounting Policies
There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended July 31, 2022, except for those disclosed herein.
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

Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. At January 31, 2023, $4.6 million was included in prepaid expenses and other current assets and $2.1 million was included in other assets in the condensed consolidated balance sheet.
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
No customer accounted for 10% or more of the Company's revenue in any of the three and six month periods ended January 31, 2023 and 2022. No customer accounted for 10% or more of the Company's accounts receivable as of January 31, 2023 and July 31, 2022.
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

The Company adopted the ASU using the modified retrospective transition method, and the prior period condensed consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for that period. As a result of the adoption, the Company accounts for the Convertible Senior Notes as a single liability and no longer separately accounts for the liability and equity components. The adoption of this ASU also resulted in the de-recognition of a deferred tax liability, which represented a basis difference in the face value of the Convertible Senior Notes due to the previous allocation of a portion of the proceeds to the equity component. Additionally, the Company recorded a cumulative adjustment to decrease the beginning balance of the accumulated deficit on August 1, 2022, which represented a reversal of the previously recorded amortization of debt discount through July 31, 2022.

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

2. Revenue

Disaggregation of Revenue
Revenue by service or product type is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Subscription and support
Subscription	$86,015	$62,871	$164,992	$120,000
Support	19,739	21,426	39,830	43,287
License
Term license	73,067	69,750	113,956	109,855
Perpetual license	48	48	111	96
Services	53,742	50,538	109,004	97,329
Total revenue	$232,611	$204,633	$427,893	$370,567

Revenue by service or product type and by geography is as follows (in thousands):

	Three Months Ended January 31, 2023
	Subscription and support	License	Services	Total

United States	$71,344	$39,421	$36,300	$147,065
Canada	17,536	5,912	4,425	27,873
Other Americas	1,481	532	683	2,696
Total Americas	90,361	45,865	41,408	177,634
United Kingdom	2,507	7,087	652	10,246
Other EMEA	7,205	8,621	9,612	25,438
Total EMEA	9,712	15,708	10,264	35,684
Total APAC	5,681	11,542	2,070	19,293
Total revenue	$105,754	$73,115	$53,742	$232,611

	Three Months Ended January 31, 2022
	Subscription and support	License	Services	Total

United States	$55,718	$38,133	$31,780	$125,631
Canada	14,037	4,700	6,887	25,624
Other Americas	1,046	—	715	1,761
Total Americas	70,801	42,833	39,382	153,016
United Kingdom	2,417	8,944	918	12,279
Other EMEA	5,381	6,686	7,003	19,070
Total EMEA	7,798	15,630	7,921	31,349
Total APAC	5,698	11,335	3,235	20,268
Total revenue	$84,297	$69,798	$50,538	$204,633

	Six Months Ended January 31, 2023
	Subscription and support	License	Services	Total

United States	$138,425	$56,930	$74,825	$270,180
Canada	33,587	9,605	10,477	53,669
Other Americas	2,956	852	1,105	4,913
Total Americas	174,968	67,387	86,407	328,762
United Kingdom	5,150	11,939	1,307	18,396
Other EMEA	13,490	14,194	16,851	44,535
Total EMEA	18,640	26,133	18,158	62,931
Total APAC	11,214	20,547	4,439	36,200
Total revenue	$204,822	$114,067	$109,004	$427,893

	Six Months Ended January 31, 2022
	Subscription and support	License	Services	Total

United States	$108,741	$56,586	$64,443	$229,770
Canada	25,978	10,513	9,245	45,736
Other Americas	2,085	237	1,423	3,745
Total Americas	136,804	67,336	75,111	279,251
United Kingdom	4,750	14,776	2,012	21,538
Other EMEA	10,598	8,093	13,398	32,089
Total EMEA	15,348	22,869	15,410	53,627
Total APAC	11,135	19,746	6,808	37,689
Total revenue	$163,287	$109,951	$97,329	$370,567
No country or region, other than those presented above, accounted for more than 10% of total revenue during the three and six months ended January 31, 2023 and 2022.

Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as follows (in thousands):

	January 31, 2023	July 31, 2022
Unbilled accounts receivable, net	$114,889	$85,429
Contract costs, net	$42,060	$44,235
Deferred revenue, net	$151,985	$178,276
As of January 31, 2023 and July 31, 2022, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $15.2 million and $14.8 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of January 31, 2023 and July 31, 2022, respectively. The non-current portion of contract costs of $26.9 million and $29.4 million is included in other assets in the Company’s condensed consolidated balance sheets as of January 31, 2023 and July 31, 2022, respectively. The Company amortized $4.1 million and $3.3 million of contract costs during the three months ended January 31, 2023 and 2022, respectively, and amortized $8.6 million and $6.3 million during the six months ended January 31, 2023 and 2022, respectively.

Deferred revenue
During the three and six months ended January 31, 2023, the Company recognized revenue of approximately $42.4 million and $124.3 million, respectively, related to the Company’s deferred revenue balance reported as of July 31, 2022.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $1.2 billion as of January 31, 2023. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	January 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$204,128	$—	$—	$204,128
Corporate bonds	262,385	146	(3,397)	259,134
Certificates of deposit	51,048	—	—	51,048
U.S. Government bonds	51,610	96	(1,348)	50,358
Money market funds	50,709	—	—	50,709
U.S. Government agency securities	85,449	13	(354)	85,108
Asset-backed securities	49,442	32	(474)	49,000
Foreign government bonds	13,059	—	(359)	12,700
Total	$767,830	$287	$(5,932)	$762,185

	July 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$197,998	$—	$—	$197,998
Corporate bonds	320,474	8	(4,880)	315,602
Certificates of deposit	43,715	—	—	43,715
U.S. Government bonds	47,014	—	(1,312)	45,702
Money market funds	349,492	—	—	349,492
U.S. Government agency securities	37,572	—	(586)	36,986
Asset-backed securities	54,782	—	(611)	54,171
Foreign government bonds	15,109	—	(361)	14,748
Municipal bonds	205	—	—	205
Total	$1,066,361	$8	$(7,750)	$1,058,619
The Company does not consider any portion of the unrealized losses at January 31, 2023 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	January 31, 2023
	Less Than 12 Months	12 Months or Greater	Total
Commercial paper	$204,128	$—	$204,128
Corporate bonds	197,154	61,980	259,134
Certificates of deposit	51,048	—	51,048
U.S. Government bonds	14,363	35,995	50,358
Money market funds	50,709	—	50,709
U.S. Government agency securities	79,989	5,119	85,108
Asset-backed securities	1,583	47,417	49,000
Foreign government bonds	7,905	4,795	12,700
Total	$606,879	$155,306	$762,185
Fair Value Measurement
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$95,991	$—	$95,991
Money market funds	50,709	—	—	50,709
U.S. Government agency securities	—	20,346	—	20,346
Total cash equivalents	50,709	116,337	—	167,046
Short-term investments:
Commercial paper	—	108,137	—	108,137
Corporate bonds	—	197,154	—	197,154
Certificates of deposit	—	51,048	—	51,048
U.S. Government bonds	—	14,363	—	14,363
U.S. Government agency securities	—	59,643	—	59,643
Asset-backed securities	—	1,583	—	1,583
Foreign government bonds	—	7,905	—	7,905
Total short-term investments	—	439,833	—	439,833
Long-term investments:
Corporate bonds	—	61,980	—	61,980
U.S. Government bonds	—	35,995	—	35,995
U.S. Government agency securities	—	5,119	—	5,119
Asset-backed securities	—	47,417	—	47,417
Foreign government bonds	—	4,795	—	4,795
Total long-term investments	—	155,306	—	155,306
Total	$50,709	$711,476	$—	$762,185

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$132,066	$—	$132,066
Certificates of deposit	—	9,689	—	9,689
Money market funds	349,492	—	—	349,492
U.S. Government agency securities	—	10,000	—	10,000
Total cash equivalents	349,492	151,755	—	501,247
Short-term investments:
Commercial paper	—	65,932	—	65,932
Corporate bonds	—	203,960	—	203,960
Certificates of deposit	—	34,026	—	34,026
U.S. Government bonds	—	25,429	—	25,429
U.S. Government agency securities	—	26,986	—	26,986
Asset-backed securities	—	8,627	—	8,627
Foreign government bonds	—	4,700	—	4,700
Municipal bonds	—	205	—	205
Total short-term investments	—	369,865	—	369,865
Long-term investments:
Corporate bonds	—	111,642	—	111,642
U.S. Government bonds	—	20,273	—	20,273
Asset-backed securities	—	45,544	—	45,544
Foreign government bonds	—	10,048	—	10,048
Total long-term investments	—	187,507	—	187,507
Total	$349,492	$709,127	$—	$1,058,619
Convertible Senior Notes
The fair value of the Convertible Senior Notes was $387.0 million and $387.6 million at January 31, 2023 and July 31, 2022, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2). Effective August 1, 2022 with the adoption of ASU 2020-06, the Company carries the Convertible Senior Notes at par value less unamortized debt issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 5.
Strategic Equity Investments
The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. During the three and six months ended January 31, 2023, the Company invested $5.9 million and $6.1 million in existing strategic equity investments, respectively. At January 31, 2023 and July 31, 2022, the Company’s total strategic equity investments was $23.9 million and $18.0 million, respectively.

No impairment charge or unrealized gain or loss related to strategic investments were recognized during the three and six months ended January 31, 2023 and 2022.

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and six months ended January 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(9,189)	$(40,681)	$(78,507)	$(91,957)
Net income (loss) per share:
Basic and diluted	$(0.11)	$(0.49)	$(0.95)	$(1.10)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	82,051,867	83,413,643	82,686,420	83,430,693

The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Stock options	14,686	20,216	14,746	22,458
Stock awards	1,960,572	3,268,003	1,664,469	3,126,378
Convertible senior notes	3,516,480	—	3,516,480	66,834

During the three and six months ended January 31, 2023, the average market price of the Company’s common stock did not exceed the outstanding principal of the Convertible Senior Notes. During the three months ended January 31, 2022, the average market price of the Company’s common stock did not exceed the initial conversion price of the Convertible Senior Notes and the conversion premium was anti-dilutive under the treasury stock method.
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
The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	January 31, 2023	July 31, 2022
Principal	$400,000	$400,000
Less unamortized:
Debt discount(1)	—	37,253
Debt issuance costs	3,684	4,531
Net carrying amount	$396,316	$358,216
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
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Contractual interest expense	$1,250	$1,250	$2,500	$2,500
Amortization of debt discount(1)	—	3,215	—	6,391
Amortization of debt issuance costs	425	357	848	705
Total	$1,675	$4,822	$3,348	$9,596
(1) Effective August 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method which resulted in the accounting for the Convertible Senior Notes as a single liability and no longer required the amortization of debt discount. The prior period has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for that period.
As of January 31, 2023, the if-converted value did not exceed the outstanding principal of the Convertible Senior Notes.

6. Commitments and Contingencies
Except as discussed below, there has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2022.
Effective during the six months ended January 31, 2023, the Company terminated its existing agreement and entered into a new agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of January 31, 2023 or July 31, 2022. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2023 or July 31, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
7. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Stock-based compensation expense	$36,296	$38,147	$71,545	$70,680
Net impact of deferred stock-based compensation	(117)	(282)	(270)	(575)
Total stock-based compensation expense, net	$36,179	$37,865	$71,275	$70,105
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,440	$3,406	$6,908	$6,436
Cost of license revenue	119	189	266	371
Cost of services revenue	4,397	5,552	9,746	10,741
Research and development	10,301	8,719	19,592	16,716
Sales and marketing	8,024	10,379	14,911	17,492
General and administrative	9,898	9,620	19,852	18,349
Total stock-based compensation expense	$36,179	$37,865	$71,275	$70,105
Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of January 31, 2023 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$3,667	1.6
Stock Awards	317,904	2.8
Total unrecognized stock-based compensation expense	$321,571
Stock Awards
A summary of Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2022	2,785,353	$110.47	$216,478
Granted	2,140,537	$65.89
Released	(709,820)	$105.93	$47,089
Canceled	(184,411)	$103.07
Balance as of January 31, 2023	4,031,659	$87.94	$295,279
Expected to vest as of January 31, 2023	4,031,659	$87.94	$295,279
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $73.24 and $77.72 on January 31, 2023 and July 31, 2022, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2022	75,706	$61.93	8.7	$1,196
Granted	121,168	$66.76
Exercised	(217)	$10.72		$—
Canceled	(2,720)	$69.60
Balance as of January 31, 2023	193,937	$64.90	9.0	$1,889
Vested and expected to vest as of January 31, 2023	193,937	$64.90	9.0	$1,889
Exercisable as of January 31, 2023	14,589	$22.01	2.3	$747
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $73.24 and $77.72 on January 31, 2023 and July 31, 2022, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
In September 2022, the Company entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon the Company provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of the Company’s common stock. Under the terms of the ASR, the total number of shares delivered and average price paid per share will be determined upon settlement based on the volume weighted average price over the term of the ASR, less an agreed upon discount. At settlement, the financial institution may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to make a cash payment or deliver shares of the Company’s common stock to the financial institution, with the method of settlement at the Company’s election. As of January 31, 2023, a portion of the ASR prepayment was evaluated as an unsettled forward contract indexed to the Company’s stock, classified within stockholders’ equity. Subsequent to January 31, 2023, the ASR was settled in full with the delivery of an additional 648,001 shares of common stock which resulted in total repurchases under the ASR of 3,229,479 shares of common stock at an average purchase price of $61.93.
As of January 31, 2023, the Company had approximately $200.0 million remaining for future share repurchases under the share repurchase program. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time. There is no stated expiration date for the program.
During the three months ended January 31, 2023, the Company did not repurchase any shares of common stock. During the six months ended January 31, 2023, the Company repurchased 2,581,478 shares of common stock under the ASR program described above.
During the three and six months ended January 31, 2022, the Company repurchased 96,373 and 322,545 shares of common stock, respectively, at an average price of $116.09 and $116.11 per share, respectively, under a previously completed share repurchase program.

8. Subsequent Events
In February 2023, the Company assigned the remaining lease term of its existing headquarters consisting of 179,496 square feet in San Mateo, California, with remaining lease payments of approximately $90 million due through December 2029, and concurrently entered into a sublease for 78,911 square feet of office space also in San Mateo, California with the same third party for its new worldwide headquarters. The term of the sublease is approximately 4 years with total lease payments of approximately $22 million. The Company is still evaluating the accounting of the transaction.

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
Because our platform is critical to our new and existing customers’ businesses, their decision-making and product evaluation process is thorough, which often results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple services and products or is considering a move to a cloud-based subscription for the first time. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current services and products, the introduction of new services and products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations and migrations.
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
We work closely with our network of third-party SI partners to facilitate new sales and implementations of both our subscription services and self-managed products. Our partnership with leading SI partners allows us to increase efficiency and scale while reducing customer implementation and migration costs. We continue to invest time and resources to increase the number of qualified consultants employed by our SI partners, develop relationships with new partners in existing and new markets, and ensure that all SI partners are qualified to assist with implementing and migrating our services and products. We believe this model will continue to serve us well, and we intend to continue to expand our network of partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription migrations and implementations.
We face a number of risks in the execution of our strategy, including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing services and products successfully, migrating our business towards a subscription model with ratable revenue recognition, increasing the overall adoption of our services and products, and cost-effectively and securely managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, cybersecurity, implementation and migration services, and sales and marketing.
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

Recent Global Events
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Additionally, the ongoing conflict between Russia and Ukraine, inflation higher than we have seen in decades, and supply chain issues have added to global economic and market volatility. While we are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, and containment measures and if there are any periods of increases in the number of COVID-19 cases or future variants of the virus in areas in which we operate, our compliance with containment measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our key customers, SI partners, vendors, and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, SI partners and communities, our employees continue to work remotely a majority of the time. In addition, many of our existing and potential customers are working remotely, which may continue to extend our sales cycle, to delay the timing of new orders, and increase the time to complete professional services engagements in the future.
Our business and financial results since the third quarter of fiscal year 2020 have been impacted due to these disruptions, which has affected our ARR growth rates, services revenue and margins, operating cash flow and expenses, potentially higher employee attrition, challenges in hiring and onboarding necessary personnel, and the change in fair value of strategic investments. Our sales cycles, ARR growth rates and revenue, especially services revenue, continued to be impacted as a result of these disruptions and challenges. Additionally, in recent quarters, inflation has reached levels that have not been seen for decades, which is impacting the global economy and magnifying the impact of these disruptions.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. During the six months ended January 31, 2023, the recurring license and support or subscription contract value recognized as services revenue was $19.7 million.

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
As of January 31, 2023, ARR was $707 million, compared to $664 million as of July 31, 2022. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payments for services and products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consist of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow in the six months ended January 31, 2023, was impacted by severance payments of $2.9 million. Free cash flow in the six months ended January 31, 2022 was impacted by payments of $18.1 million related to settling accrued vacation balances in countries in which we adopted a non-accrual vacation policy. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows.”

	Six Months Ended January 31,
	2023	2022
Net cash provided by (used in) operating activities	$(86,215)	$(110,052)
Purchases of property and equipment	(1,937)	(6,990)
Capitalized software development costs	(6,118)	(6,197)
Free cash flow	$(94,270)	$(123,239)

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, our revenue recognition policies are critical to the periods presented.
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

	Three Months Ended January 31,
	2023	As a % of total revenue	2022	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$105,754	46%	$84,297	41%
License	73,115	31	69,798	34
Services	53,742	23	50,538	25
Total revenue	232,611	100	204,633	100
Cost of revenue:
Subscription and support	48,924	21	48,276	24
License	1,845	1	2,254	1
Services	58,379	25	51,912	25
Total cost of revenue	109,148	47	102,442	50
Gross profit:
Subscription and support	56,830	25	36,021	17
License	71,270	30	67,544	33
Services	(4,637)	(2)	(1,374)	—
Total gross profit	123,463	53	102,191	50
Operating expenses:
Research and development	61,702	27	55,804	28
Sales and marketing	44,781	19	48,507	24
General and administrative	40,196	17	37,337	18
Total operating expenses	146,679	63	141,648	70
Income (loss) from operations	(23,216)	(10)	(39,457)	(20)
Interest income	5,392	2	699	—
Interest expense	(1,677)	(1)	(4,833)	(2)
Other income (expense), net	11,291	5	(8,045)	(4)
Income (loss) before provision for (benefit from) income taxes	(8,210)	(4)	(51,636)	(26)
Provision for (benefit from) income taxes	979	—	(10,955)	(5)
Net income (loss)	$(9,189)	(4)%	$(40,681)	(21)%

	Six Months Ended January 31,
	2023	As a % of total revenue	2022	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$204,822	48%	$163,287	44%
License	114,067	27	109,951	30
Services	109,004	25	97,329	26
Total revenue	427,893	100	370,567	100
Cost of revenue:
Subscription and support	104,615	24	96,326	26
License	3,718	1	4,593	1
Services	123,945	29	99,063	27
Total cost of revenue	232,278	54	199,982	54
Gross profit:
Subscription and support	100,207	24	66,961	18
License	110,349	26	105,358	29
Services	(14,941)	(4)	(1,734)	(1)
Total gross profit	195,615	46	170,585	46
Operating expenses:
Research and development	119,872	28	110,928	30
Sales and marketing	91,249	21	89,512	24
General and administrative	82,263	19	74,979	20
Total operating expenses	293,384	68	275,419	74
Income (loss) from operations	(97,769)	(22)	(104,834)	(28)
Interest income	10,030	2	1,373	—
Interest expense	(3,351)	(1)	(9,627)	(3)
Other income (expense), net	(2,533)	(1)	(6,862)	(2)
Income (loss) before provision for (benefit from) income taxes	(93,623)	(22)	(119,950)	(33)
Provision for (benefit from) income taxes	(15,116)	(4)	(27,993)	(8)
Net income (loss)	$(78,507)	(18)%	$(91,957)	(25)%

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

	Three Months Ended January 31,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$86,015	37%	$62,871	31%	$23,144	37%
Support	19,739	8	21,426	10	(1,687)	(8)%
License:
Term license	73,067	31	69,750	34	3,317	5%
Perpetual license	48	—	48	—	—	—%
Services	53,742	24	50,538	25	3,204	6%
Total revenue	$232,611	100%	$204,633	100%	$27,978	14%

	Six Months Ended January 31,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$164,992	39%	$120,000	32%	$44,992	37%
Support	39,830	9	43,287	12	(3,457)	(8)%
License:
Term license	113,956	27	109,855	30	4,101	4%
Perpetual license	111	—	96	—	15	16%
Services	109,004	25	97,329	26	11,675	12%
Total revenue	$427,893	100%	$370,567	100%	$57,326	15%
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
Subscription revenue increased by $23.1 million and $45.0 million during the three and six months ended January 31, 2023, respectively, compared to the same periods a year ago, primarily due to new subscription agreements entered into and provisioned since January 31, 2022, the impact of cloud transition agreements, and, to a lesser extent, the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.
Support revenue decreased by $1.7 million and $3.5 million during the three and six months ended January 31, 2023, respectively, compared to the same periods a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will continue to reduce the growth in, or result in lower, support revenue in the future.
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

Term license revenue increased by $3.3 million during the three months ended January 31, 2023, compared to the same period a year ago. The increase is primarily driven by an increase of $2.7 million in new deals, and to a lesser extent, the net impact of agreements that migrated from a term license to a subscription service and renewals. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $0.3 million during the three months ended January 31, 2023 compared with $1.1 million in the prior year period.
Term license revenue increased by $4.1 million during the six months ended January 31, 2023, compared to the same period a year ago. The increase is primarily driven by an increase of $6.4 million in new deals and $2.1 million in renewals, which was partially offset by a $4.1 million decrease due to agreements that migrated from a term license to a subscription service in the prior year period. Ongoing revenue related to migration agreements is recorded as subscription revenue. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $3.7 million during the six months ended January 31, 2023 compared with $1.1 million in the prior year period.
Perpetual license revenue accounted for less than 1% of total revenue during the three and six months ended January 31, 2023. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.
Services
Services revenue increased by $3.2 million and $11.7 million during the three and six months ended January 31, 2023, respectively, compared to the same periods a year ago. The increase is primarily driven by an increase in the number and size of subscription implementation and migration projects, but services revenue overall continues to be impacted by contracts with lower average services billing rates and increased investments in customer implementations, including fixed fee or capped arrangements, to accelerate customer transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit.
We expect some level of variability in our services revenue in future periods. As we successfully leverage our SI partners to lead more implementations and migrations, our services revenue could decrease. We expect challenges related to global events including inflation and our ability to hire additional services professionals will also continue to negatively impact services revenue. As we continue to expand into new markets and develop new services and products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margins.
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

Cost of Revenue:

	Three Months Ended January 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$48,924	$48,276	$648	1%
License	1,845	2,254	(409)	(18)%
Services	58,379	51,912	6,467	12%
Total cost of revenue	$109,148	$102,442	$6,706	7%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,440	$3,406	$34
Cost of license revenue	119	189	(70)
Cost of services revenue	4,397	5,552	(1,155)
Total	$7,956	$9,147	$(1,191)

	Six Months Ended January 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$104,615	$96,326	$8,289	9%
License	3,718	4,593	(875)	(19)
Services	123,945	99,063	24,882	25
Total cost of revenue	$232,278	$199,982	$32,296	16

Includes stock-based compensation of:
Cost of subscription and support revenue	$6,908	$6,436	$472
Cost of license revenue	266	371	(105)
Cost of services revenue	9,746	10,741	(995)
Total	$16,920	$17,548	$(628)
Cost of subscription and support revenue during the three months ended January 31, 2023, increased by $0.6 million compared to the same period a year ago, primarily due to an increase in cloud infrastructure expense of $3.5 million for our growing cloud customer base. This increase was partially offset by decreases in amortization of intangibles of $1.4 million due to certain acquired intangible assets being fully amortized, personnel costs of $0.8 million, and professional services of $0.6 million. As a result of efficiencies that we are seeing from our previous investments in cloud operations and development efforts along with the macroeconomic environment, we have slowed hiring and are critically evaluating professional services contracts and third-party software costs.
Cost of subscription and support revenue during the six months ended January 31, 2023, increased by $8.3 million compared to the same period a year ago, primarily due to an increase in cloud infrastructure expense of $10.8 million for our growing cloud customer base, royalties of $0.3 million, and personnel of $0.1 million. These increases were partially offset by decreases in professional services of $1.6 million and $1.3 million in amortization of intangibles due to certain acquired intangible assets being fully amortized.
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

The $0.4 million decrease in our cost of license revenue during the three months ended January 31, 2023, compared to the same period a year ago, was due to lower personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite.
The $0.9 million decrease in our cost of license revenue during the six months ended January 31, 2023, compared to the same period a year ago, was primarily due to lower personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.7 million, and to a lesser extent, a decrease of $0.1 million in amortization of intangibles due to certain acquired intangible assets being fully amortized.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $6.5 million increase in cost of services revenue during the three months ended January 31, 2023, compared to the same period a year ago, was primarily due to increases of $5.3 million in subcontractor expenses and $1.3 million in personnel expenses associated with an increase in headcount. Both of these increases are to staff the increase in cloud migration and implementation projects.
The $24.9 million increase in cost of services revenue during the six months ended January 31, 2023, compared to the same period a year ago, was primarily due to increases of $18.6 million in subcontractor expenses to staff cloud migration and implementation projects and $6.7 million in personnel expenses associated with an increase in headcount, partially offset by a decrease of $0.5 million in professional services.
We had 649 cloud operations and technical support employees and 804 professional services employees at January 31, 2023, compared to 666 cloud operations and technical support employees and 678 professional services employees at January 31, 2022.
Gross Profit:

	Three Months Ended January 31,
	2023		2022		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$56,830	54%	$36,021	43%	$20,809	58%
License	71,270	97	67,544	97	3,726	6%
Services	(4,637)	(9)	(1,374)	(3)	(3,263)	(237)%
Total gross profit	$123,463	53%	$102,191	50%	$21,272	21%
Our gross profit increased $21.3 million during the three months ended January 31, 2023, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, partially offset by a decrease in services gross profit due to the investments that we are making in our customers' transition to subscription services.
Our gross margin increased to 53% during the three months ended January 31, 2023 from 50% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies, partially offset by lower services margin due to the investments that we are making in our customers' transition to subscription services.

	Six Months Ended January 31,
	2023		2022		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$100,207	49%	$66,961	41%	$33,246	50%
License	110,349	97	105,358	96	4,991	5
Services	(14,941)	(14)	(1,734)	(2)	(13,207)	(762)
Total gross profit	$195,615	46%	$170,585	47%	$25,030	15

Our gross profit increased $25.0 million during the six months ended January 31, 2023, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, partially offset by a decrease in services gross profit due to the investments that we are making in our customers' transition to subscription services.
Our gross margin decreased to 46% during the six months ended January 31, 2023, from 47% during the same period a year ago. Gross margin was primarily impacted by lower services margin due to the investments that we are making in our customers' transition to subscription services which offset the improvements in our subscription and support margins due to cloud operations efficiencies.
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

	Three Months Ended January 31,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$61,702	27%	$55,804	28%	$5,898	11%
Sales and marketing	44,781	19	48,507	24	(3,726)	(8)%
General and administrative	40,196	17	37,337	18	2,859	8%
Total operating expenses	$146,679	63	$141,648	70	$5,031	4%

Includes stock-based compensation of:
Research and development	$10,301		$8,719		$1,582
Sales and marketing	8,024		10,379		(2,355)
General and administrative	9,898		9,620		278
Total	$28,223		$28,718		$(495)

	Six Months Ended January 31,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$119,872	28%	$110,928	30%	$8,944	8%
Sales and marketing	91,249	21	89,512	24	1,737	2
General and administrative	82,263	19	74,979	20	7,284	10
Total operating expenses	$293,384	68	$275,419	74	$17,965	7

Includes stock-based compensation of:
Research and development	$19,592		$16,716		$2,876
Sales and marketing	14,911		17,492		(2,581)
General and administrative	19,852		18,349		1,503
Total	$54,355		$52,557		$1,798
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $5.9 million increase in research and development expenses during the three months ended January 31, 2023, compared to the same period a year ago, was primarily due to increases of $7.2 million in personnel costs associated with higher headcount and $0.4 million in software subscription costs. These increases are partially offset by decreases of $0.9 million in professional services costs, $0.6 million in cloud hosting costs for our development environments, and $0.1 million in travel costs.
The $8.9 million increase in research and development expenses during the six months ended January 31, 2023, compared to the same period a year ago, was primarily due to increases of $10.1 million in personnel costs associated with higher headcount and $0.3 million in both travel and software subscription costs, respectively. These increases were partially offset by decreases of $1.0 million in professional services costs and $0.8 million in cloud hosting costs.
Our research and development headcount was 1,002 at January 31, 2023, compared with 875 at January 31, 2022.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to support our growing customer base, but decrease as a percentage of revenue as overall hiring slows after a period of investment in cloud platform capabilities.
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
The $3.7 million decrease in sales and marketing expenses during the three months ended January 31, 2023, compared to the same period a year ago, was primarily due to decreases of $3.0 million in marketing and advertising expense associated with the timing of Connections Reimagined, our annual customer conference, which was held in the first quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022, $1.0 million in amortization of intangibles due to certain acquired intangible assets being fully amortized, $0.2 million in personnel costs, and $0.1 million in professional services. These decreases were partially offset by an increase of $0.6 million in travel expenses due to a higher volume of in-person client interactions.
The $1.7 million increase in sales and marketing expenses during the six months ended January 31, 2023, compared to the same period a year ago, was primarily due to increases of $2.4 million in travel costs due to a higher volume of in-person client interactions, $1.6 million in personnel costs, which includes $1.5 million of severance expense incurred in the first quarter of fiscal year 2023, and $0.2 million in professional services. These increases were partially offset by decreases of $1.9 million in amortization of intangibles due to certain acquired intangible assets being fully amortized and $0.5 million in marketing and advertising costs.

Our sales and marketing headcount was 470 at January 31, 2023, compared with 463 at January 31, 2022.
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
The $2.9 million increase in general and administrative expenses during the three months ended January 31, 2023, compared to the same period a year ago, was primarily due to increases of $1.7 million in software subscriptions, $0.7 million in personnel costs due to higher headcount, and $0.3 million in professional services.
The $7.3 million increase in general and administrative expenses during the six months ended January 31, 2023, compared to the same period a year ago, was primarily due to increases of $4.0 million in personnel costs, which includes $1.0 million of severance expense incurred in the first quarter of fiscal year 2023, $3.1 million in software subscriptions and cloud hosting costs, and $0.1 million in professional services.
Our general and administrative headcount was 449 at January 31, 2023, compared with 435 at January 31, 2022. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect our general and administrative expenses to increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Three Months Ended January 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$5,392	$699	$4,693	671%
Interest expense	$(1,677)	$(4,833)	$3,156	(65)%
Other income (expense), net	$11,291	$(8,045)	$19,336	240%

	Six Months Ended January 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$10,030	$1,373	$8,657	631%
Interest expense	$(3,351)	$(9,627)	$6,276	(65)%
Other income (expense), net	$(2,533)	$(6,862)	$4,329	(63)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income increased $4.7 million and $8.7 million during the three and six months ended January 31, 2023, compared to the same periods a year ago, primarily due to higher interest rates even though we had lower funds available for investment.
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

Interest expense for the three months ended January 31, 2023 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to amortization of debt issuance costs. Interest expense for the three months ended January 31, 2022 consists of stated interest of $1.3 million and non-cash interest expense of $3.6 million related to the amortization of debt discount and issuance costs.
Interest expense for the six months ended January 31, 2023 consists of stated interest of $2.5 million and non-cash interest expense of $0.8 million related to amortization of debt issuance costs. Interest expense for the six months ended January 31, 2022 consists of stated interest of $2.5 million and non-cash interest expense of $7.1 million related to the amortization of debt discount and issuance costs.
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
Other income (expense), net during the three and six months ended January 31, 2023 was income of $11.3 million and expense of $2.5 million, respectively, as compared to expense of $8.0 million and $6.9 million during the respective periods a year ago, due to fluctuations in foreign currency exchange rates.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended January 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$979	$(10,955)	$11,934	(109)%
Effective tax rate	(12)%	21%

	Six Months Ended January 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(15,116)	$(27,993)	$12,877	(46)%
Effective tax rate	16%	23%
We recognized an income tax expense of $1.0 million and an income tax benefit of $11.0 million for the three months ended January 31, 2023 and 2022, respectively; and an income tax benefit of $15.1 million and $28.0 million for the six months ended January 31, 2023 and 2022, respectively. The change in the amount of income tax recorded for the three and six months ended January 31, 2023, compared to the same periods a year ago, was primarily due to a decrease in the loss before taxes and a decrease in tax deductions from stock-based compensation, offset by an increase in research and development credits.
The effective tax rate of (12)% and 16% for the three and six months ended January 31, 2023, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to state taxes, tax deficiencies related to stock-based compensation, research and development credits, foreign earnings taxed in the United States, and certain non-deductible expenses, including executive compensation limitation.
During the three and six months ended January 31, 2023, unrecognized tax benefits increased by $0.7 million and $1.2 million, respectively. As of January 31, 2023, we had unrecognized tax benefits of $12.6 million that, if recognized, would affect our effective tax rate.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Gross profit reconciliation:
GAAP gross profit	$123,463	$102,191	$195,615	$170,585
Non-GAAP adjustments:
Stock-based compensation	7,956	9,147	16,920	17,548
Amortization of intangibles	485	1,905	2,390	3,849
Non-GAAP gross profit	$131,904	$113,243	$214,925	$191,982

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(23,216)	$(39,457)	$(97,769)	$(104,834)
Non-GAAP adjustments:
Stock-based compensation	36,179	37,865	71,275	70,105
Amortization of intangibles	1,367	3,770	4,154	7,524
Acquisition consideration holdback	730	836	1,503	1,509
Non-GAAP income (loss) from operations	$15,060	$3,014	$(20,837)	$(25,696)

Net income (loss) reconciliation:
GAAP net income (loss)	$(9,189)	$(40,681)	$(78,507)	$(91,957)
Non-GAAP adjustments:
Stock-based compensation	36,179	37,865	71,275	70,105
Amortization of intangibles	1,367	3,770	4,154	7,524
Acquisition consideration holdback	730	836	1,503	1,509
Amortization of debt discount and issuance costs	425	3,572	848	7,096
Tax impact of non-GAAP adjustments	(46,863)	(10,165)	(26,485)	(17,131)
Non-GAAP net income (loss)	$(17,351)	$(4,803)	$(27,212)	$(22,854)

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$979	$(10,955)	$(15,116)	$(27,993)
Non-GAAP adjustments:
Stock-based compensation	56,765	5,347	84,391	16,895
Amortization of intangibles	2,145	532	4,339	1,877
Acquisition consideration holdback	1,145	118	1,753	359
Amortization of debt discount and issuance costs	667	504	1,000	1,766
Tax impact of non-GAAP adjustments	(13,859)	3,664	(64,998)	(3,766)
Non-GAAP tax provision (benefit)	$47,842	$(790)	$11,369	$(10,862)

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.11)	$(0.49)	$(0.94)	$(1.10)
Non-GAAP adjustments:
Stock-based compensation	0.44	0.45	0.86	0.84
Amortization of intangibles	0.02	0.05	0.05	0.10
Acquisition consideration holdback	0.01	0.01	0.02	0.02
Amortization of debt discount and issuance costs	0.01	0.04	0.02	0.08
Tax impact of non-GAAP adjustments	(0.58)	(0.12)	(0.34)	(0.20)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	—	—	—
Non-GAAP net income (loss) per share — diluted	$(0.21)	$(0.06)	$(0.33)	$(0.26)

Shares used in computing Non-GAAP net income (loss) per share amounts:
GAAP and pro forma weighted average shares — diluted	82,051,867	83,413,643	82,686,420	83,430,693
Liquidity and Capital Resources

Our principal sources of liquidity are as follows (in thousands)

	January 31, 2023	July 31, 2022
Cash, cash equivalents, and investments	$870,038	$1,163,675
Working capital	$731,054	$915,185
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
As of January 31, 2023, approximately $47.5 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. We entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of our common stock. Subsequent to January 31, 2023, the ASR was settled in full with the delivery of 648,001 shares of common stock which resulted in total repurchases under the ASR of 3,229,479 shares of common stock at an average purchase price of $61.93.
As of January 31, 2023, $200.0 million remains under the September 2022 authorized and approved share repurchase program. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time. There is no stated expiration date for the program.
During the three months ended January 31, 2023, we did not repurchase any shares of common stock. During the six months ended January 31, 2023, we repurchased 2,581,478 shares of common stock under the ASR program described above.
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
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure, cybersecurity, cloud operations, operating costs, and expansion into other markets. We also may invest in or acquire complementary businesses, applications or technologies, or may execute on the board-authorized share repurchase program, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Six Months Ended January 31,
	2023	2022
Net cash provided by (used in) operating activities	$(86,215)	$(110,052)
Net cash provided by (used in) investing activities	$(48,842)	$30,974
Net cash provided by (used in) financing activities	$(199,998)	$(37,353)
Cash Flows from Operating Activities

Net cash used in operating activities was $86.2 million for the six months ended January 31, 2023 compared to net cash used by operating activities of $110.1 million during the six months ended January 31, 2022. This $23.8 million improvement in operating cash used was attributable to a $15.1 million decrease in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items and by a $8.7 million decrease in cash used by working capital activities. During the first quarter of fiscal year 2023, changes in working capital included severance payments of $2.9 million. During the first quarter of fiscal year 2022, changes in working capital included payments of $18.1 million related to the settlement of accrued vacation balances in countries in which we adopted a non-accrual vacation policy.
Cash Flows from Investing Activities
Net cash used by investing activities was $48.8 million for the six months ended January 31, 2023 compared to net cash provided by investing activities of $31.0 million during the six months ended January 31, 2022. The $79.8 million decrease in cash provided by investing activities was primarily due to increased net purchases of available-for-sale securities of $133.5 million. This increase was offset by decreases of $43.8 million related to the acquisition of HazardHub during the first quarter of fiscal year 2022, a $4.7 million decrease in amounts paid for strategic investments, and lower capital expenditures and capitalized software development costs of $5.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended January 31, 2023 was $200.0 million, compared to $37.4 million for the six months ended January 31, 2022. This $162.6 million increase in cash used was primarily because of the accelerated share repurchase transaction we entered into under our share repurchase program that resulted in $162.5 million more of our common stock being repurchased during the first quarter of fiscal year 2023, compared to the same period a year ago.
Commitments and Contractual Obligations
Except as discussed below, there has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2022.
Effective during the six months ended January 31, 2023, we terminated our existing agreement and entered into a new agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through January 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of January 31, 2023 and July 31, 2022 were $870.0 million and $1,163.7 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $3.3 million and $3.6 million in the market value of our available-for-sale securities as of January 31, 2023 and July 31, 2022, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, and Polish Zloty, the currency of the locations within which we currently have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the six months ended January 31, 2023 and 2022, we recorded a foreign currency loss of $2.5 million and $6.8 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $32.3 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the impact of a recession or any other adverse global economic condition on our business, including pandemics, geographic and political conflicts, trade tariffs, trade agreements, and other uncertainties that may cause a delay in entering into, a failure to enter into, or cancel significant customer agreements or the fulfillment of professional service arrangements;
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
We derive a significant majority of our revenue and cash flows from our established product offerings, including Guidewire InsuranceSuite Cloud, Guidewire InsuranceNow, Guidewire InsuranceSuite for self-managed installations, and our digital and data services and products. We expect to continue to derive a substantial portion of our revenue from these sources. As such, continued market acceptance of these services and products is critical to our growth and success. Demand for our services and products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our services and products, the timing of development and release of product upgrades, enhancements, and new products by us and our competitors, the cost and effort to migrate from self-managed products to subscription services, the ease of integrating our software to third-party software and services, technological advances that reduce the appeal of our services and products, changes in the regulations that our customers must comply with in the jurisdictions in which they operate, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our services and products, our business, results of operations, financial condition and growth prospects may be adversely affected.
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
The implementation and testing of our services and products by our customers typically lasts six to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our services and products typically involves integration with our customers’ and third parties’ systems and creating or updating the digital experience, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our services and products. Failing to meet the expectations of our customers during the implementation of our services and products could result in a loss of customers and negative publicity about us and our services and products. Such failure could result from deficiencies in our product capabilities, performance issues, or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or products sales or upon renewals of existing licenses and services, potential reversals of previously recognized revenue, renegotiating existing customer’s contractual terms, and a customer’s refusal to pay their contractually-obligated license, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
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
Our subscription and support revenue was 42% and 34% of total revenue for fiscal years 2022 and 2021, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 41% and 38% for fiscal years 2022 and 2021, respectively, while the gross margin for license revenue was 97% and 97% for fiscal years 2022 and 2021, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may not result in an improvement of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of the COVID-19 pandemic, inflation, or other global events and disasters.
Further, our services revenue was 26% and 25% of total revenue for fiscal years 2022 and 2021, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was less than 1% in both fiscal years 2022 and 2021. If we experience an increase in the percentage of total revenue represented by services revenue, like we did in fiscal year 2018 due to acquisitions and other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new services and products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of economic volatility, inflation, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging clients to accelerate their cloud transition or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar services and products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the services and products we sell to them or add complexity to our customer agreements. These customers may also delay making payments under existing agreements or at renewal in an attempt to obtain more favorable terms from us. We have been required to, and may continue to be required to, reduce the average selling price and ARR of our services and products in response to these pressures. If we are unable to avoid reducing our average selling prices or ARR, our results of operations could be harmed.
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

If we fail to develop new services and products, enhance our existing services and products, or migrate our products to the cloud, our business could be adversely affected, especially if our competitors are able to introduce services and products with enhanced functionality in the cloud. It is critical to our success for us to anticipate changes in technology, industry standards and regulations, and customer requirements and to successfully introduce new, enhanced, and competitive services and products to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to increase investments in research and development and cloud operations to meet these challenges. Revenue may not be sufficient to support the future product development that is required for us to remain competitive. If we fail to develop services and products in a timely manner that are competitive in technology and price or develop services and products that fail to meet customer demands, our market share will decline and our business and results of operations could be harmed. If our development efforts do not develop services, products or features that our customers find valuable, then we might incur impairment charges related to our capitalized software development costs.
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
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, including most recently in August 2021, we acquired HazardHub, Inc., a leading insurtech provider of API-driven property risk insights. Acquisitions and alliances, such as our strategic partnership with One Inc., may result in unforeseen operating difficulties and expenditures, be dilutive to earnings, and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired services and products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new services and products, the timing of revenue from the sale of services and products that we acquired or that result from the alliance, or from the sale of a bundle of services and products that includes such new services and products, may be different than the timing of revenue from existing services and products. In addition, our ability to maintain favorable pricing of new services and products may be challenging if we bundle such services and products with existing services and products. A delay in the recognition of revenue from sales of acquired or alliance services and products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
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

Our services and products are complex and are deployed in a wide variety of environments. The proper use of our services and products requires training of the customer. If our services and products are not used correctly or as intended, inadequate performance may result. Our services and products may also be intentionally misused or abused by customers or their employees or third parties who are able to access or use our services and products. Because our customers rely on our services, products, and support to manage a wide range of operations, the incorrect or improper use of our services and products, our failure to properly train customers on how to efficiently and effectively use our services and products, or our failure to properly provide services to our customers may result in negative publicity or legal claims against us. Also, any failure by us to properly provide training or other services to existing customers will likely result in lost opportunities for follow-on and increased sales of our services and products.
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
Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act, the California Privacy Rights Act, which substantially went into effect on January 1, 2023, and the Court of Justice of the EU’s invalidation of the Privacy Shield framework in July 2020. On July 16, 2020, the Court of Justice of the EU issued a verdict that ruled that the EU-US Privacy Shield, on which many companies relied on to transfer their data between the EU and the U.S., was invalidated due to concerns around surveillance by U.S. state and law enforcement agencies, known as the Schrems II decision. Schrems II now requires companies to conduct case-by-case assessments of each data transfer to a non-EU, or non-UK, country in order to ensure that such data is adequately protected. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services and products and reduce overall demand.
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
In addition, the GDPR restricts transfers of personal data outside of the EEA to countries deemed to lack adequate privacy protections, including the U.S., unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU–U.S. data transfers. On July 16, 2020, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, but it deemed that SCCs are valid, provided additional safeguards are in place. However, the ECJ ruled that transfers made pursuant to SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether SCCs will face additional challenges. Moreover, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the Swiss-U.S. Privacy Shield to provide adequate protections for transfers of Swiss personal data to the U.S., following the invalidation of the EU-U.S. Privacy Shield by the ECJ. Further, on June 4, 2021, the European Commission published revised standard contractual clauses for data transfers from the EEA. We are required to implement the revised standard contractual clauses in relation to our customer arrangements within the relevant time frames, which could increase our compliance costs and adversely affect our business. We (and many other companies) may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the United States and other countries. As data protection authorities continue to issue further guidance and orders on personal data export mechanisms and/or continue taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
We cannot guarantee that any share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400 million of our outstanding common stock and entered into an ASR agreement to repurchase an aggregate $200 million of our common stock. As of January 31, 2023, $200 million of the share repurchase program remains available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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

As of January 31, 2023, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflict between Russia and Ukraine, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, floods, severe heat and cold events, fires, and other natural disasters, Turkey and Syria have experienced severe earthquakes, Germany, Pakistan, and other parts of Europe have experienced flooding, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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

ITEM 6.     Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	December 21, 2022
3.2	Amended and Restated Bylaws	8-K	3.2	December 21, 2022
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.1	Amended and Restated 2020 Stock Plan and forms of agreement thereunder	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

Date:	March 6, 2023	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)