Form 10-Q
period 2023-04-30
Guidewire Software, Inc.
filed 2023-06-02
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission file number: 001-35394
 ______________________________________________________________
Guidewire Software, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________

Delaware	36-4468504
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

970 Park Place, Suite 200 San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

(650) 357-9100
(Registrant’s telephone number, including area code)
 ______________________________________________________________
2850 South Delaware Street, Suite 400
San Mateo, California 94403
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On May 30, 2023, the registrant had 81,444,895 shares of common stock issued and outstanding.

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
•the timing, success, and number of professional services engagements and the billing rates and utilization of our professional services employees and contractors;
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
•our exposure to market risks, including geographical and political events such as escalation in the ongoing conflict between Russia and Ukraine, escalating tensions in the South China Sea, supply chain disruptions, bank failures and associated financial instability and crises, and inflation, that may negatively impact our customers, partners, and vendors or our business operations;
•data privacy concerns could result in regulatory changes and impose additional costs and liabilities on us and limit our use of information;
•the effect of uncertainties related to global pandemics and any mutations or related strains of harmful viruses on the U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our customers’ and partners’ businesses;
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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2023	July 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266,615	$606,303
Short-term investments	421,202	369,865
Accounts receivable, net of allowances of $42 and $359, respectively	129,068	143,797
Unbilled accounts receivable, net	128,166	71,515
Prepaid expenses and other current assets	61,454	61,223
Total current assets	1,006,505	1,252,703
Long-term investments	119,098	187,507
Unbilled accounts receivable, net	14,541	13,914
Property and equipment, net	53,595	80,740
Operating lease assets	44,721	90,287
Intangible assets, net	15,840	21,361
Goodwill	372,214	372,192
Deferred tax assets, net	230,526	191,461
Other assets	59,486	56,732
TOTAL ASSETS	$1,916,526	$2,266,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,578	$40,440
Accrued employee compensation	72,548	90,962
Deferred revenue, net	143,228	170,776
Other current liabilities	24,074	35,340
Total current liabilities	275,428	337,518
Lease liabilities	36,518	105,123
Convertible senior notes, net	396,743	358,216
Deferred revenue, net	5,688	7,500
Other liabilities	7,042	6,883
Total liabilities	721,419	815,240
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,794,531	1,755,476
Accumulated other comprehensive income (loss)	(15,076)	(19,845)
Retained earnings (accumulated deficit)	(584,356)	(283,982)
Total stockholders’ equity	1,195,107	1,451,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,916,526	$2,266,897

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Revenue:
Subscription and support	$107,499	$86,851	$312,321	$250,138
License	50,602	53,894	164,669	163,845
Services	49,389	56,703	158,393	154,032
Total revenue	207,490	197,448	635,383	568,015
Cost of revenue:
Subscription and support	52,281	51,831	156,896	148,157
License	1,243	1,951	4,961	6,544
Services	55,048	59,742	178,993	158,805
Total cost of revenue	108,572	113,524	340,850	313,506
Gross profit:
Subscription and support	55,218	35,020	155,425	101,981
License	49,359	51,943	159,708	157,301
Services	(5,659)	(3,039)	(20,600)	(4,773)
Total gross profit	98,918	83,924	294,533	254,509
Operating expenses:
Research and development	63,055	58,440	182,927	169,368
Sales and marketing	46,864	44,615	138,113	134,127
General and administrative	46,815	43,273	129,078	118,252
Total operating expenses	156,734	146,328	450,118	421,747
Income (loss) from operations	(57,816)	(62,404)	(155,585)	(167,238)
Interest income	6,627	1,000	16,657	2,373
Interest expense	(1,683)	(4,885)	(5,034)	(14,512)
Other income (expense), net	(3,356)	(6,932)	(5,889)	(13,794)
Income (loss) before provision for (benefit from) income taxes	(56,228)	(73,221)	(149,851)	(193,171)
Provision for (benefit from) income taxes	(10,660)	(15,777)	(25,776)	(43,770)
Net income (loss)	$(45,568)	$(57,444)	$(124,075)	$(149,401)
Net income (loss) per share:
Basic and diluted	$(0.56)	$(0.69)	$(1.51)	$(1.79)
Shares used in computing net income (loss) per share:
Basic and diluted	81,832,244	83,689,429	82,407,950	83,440,231

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Net income (loss)	$(45,568)	$(57,444)	$(124,075)	$(149,401)
Other comprehensive income (loss):
Foreign currency translation adjustments	(356)	(2,769)	1,828	(5,856)
Unrealized gains (losses) on available-for-sale securities	1,851	(5,163)	4,516	(8,818)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	(421)	1,218	(920)	2,072
Reclassification adjustment for realized gains (losses) included in net income (loss)	(89)	81	(655)	173
Total other comprehensive income (loss)	985	(6,633)	4,769	(12,429)
Comprehensive income (loss)	$(44,583)	$(64,077)	$(119,306)	$(161,830)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2022	84,084,209	$8	$1,755,476	$(19,845)	$(283,982)	$1,451,657
Net income (loss)	—	—	—	—	(69,318)	(69,318)
Issuance of common stock upon vesting of restricted stock units ("RSUs")	373,380	—	—	—	—	—
Stock-based compensation	—	—	35,249	—	—	35,249
Repurchase and retirement of common stock	(2,581,478)	—	(40,000)	—	(160,000)	(200,000)
Foreign currency translation adjustment	—	—	—	(2,701)	—	(2,701)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,201)	—	(1,201)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(216)	—	(216)
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(68,003)	—	39,694	(28,309)
Balance as of October 31, 2022	81,876,111	$8	$1,682,722	$(23,963)	$(473,606)	$1,185,161
Net income (loss)	—	—	—	—	(9,189)	(9,189)
Issuance of common stock upon exercise of stock options	217	—	2	—	—	2
Issuance of common stock upon vesting of RSUs	336,440	—	—	—	—	—
Stock-based compensation	—	—	36,296	—	—	36,296
Foreign currency translation adjustment	—	—	—	4,885	—	4,885
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	3,367	—	3,367
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(350)	—	(350)
Balance as of January 31, 2023	82,212,768	$8	$1,719,020	$(16,061)	$(482,795)	$1,220,172
Net income (loss)	—	—	—	—	(45,568)	(45,568)
Issuance of common stock upon exercise of stock options	6,365	—	225	—	—	225
Issuance of common stock upon vesting of RSUs	347,370	—	—	—	—	—
Stock-based compensation	—	—	35,286	—	—	35,286
Repurchase and retirement of common stock	(855,192)	—	40,000	—	(55,993)	(15,993)
Foreign currency translation adjustment	—	—	—	(356)	—	(356)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,430	—	1,430
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(89)	—	(89)
Balance as of April 30, 2023	81,711,311	$8	$1,794,531	$(15,076)	$(584,356)	$1,195,107

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894
Net income (loss)	—	—	—	—	(51,276)	(51,276)
Issuance of common stock upon exercise of stock options	1,518	—	17	—	—	17
Issuance of common stock upon vesting of RSUs	335,653	—	—	—	—	—
Stock-based compensation	—	—	32,533	—	—	32,533
Repurchase and retirement of common stock	(226,172)	—	—	—	(26,262)	(26,262)
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(868)	—	(868)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	69	—	69
Balance as of October 31, 2021	83,305,156	$8	$1,649,754	$(7,741)	$(143,638)	$1,498,383
Net income (loss)	—	—	—	—	(40,681)	(40,681)
Issuance of common stock upon exercise of stock options	7,230	—	80	—	—	80
Issuance of common stock upon vesting of RSUs	329,987	—	—	—	—	—
Stock-based compensation	—	—	38,148	—	—	38,148
Repurchase and retirement of common stock	(96,373)	—	—	—	(11,189)	(11,189)
Foreign currency translation adjustment	—	—	—	(2,363)	—	(2,363)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,933)	—	(1,933)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	23	—	23
Balance as of January 31, 2022	83,546,000	$8	$1,687,982	$(12,014)	$(195,508)	$1,480,468
Net income (loss)	—	—	—	—	(57,444)	(57,444)
Issuance of common stock upon exercise of stock options	1,684	—	18	—	—	18
Issuance of common stock upon vesting of RSUs	268,543	—	—	—	—	—
Stock-based compensation	—	—	33,241	—	—	33,241
Repurchase and retirement of common stock	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(2,769)	—	(2,769)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(3,945)	—	(3,945)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	81	—	81
Balance as of April 30, 2022	83,816,227	$8	$1,721,241	$(18,647)	$(252,952)	$1,449,650
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(124,075)	$(149,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,911	25,745
Amortization of debt discount and issuance costs	1,274	10,719
Amortization of contract costs	13,000	9,720
Stock-based compensation	106,294	103,033
Changes to allowance for credit losses and revenue reserves	(304)	2,707
Deferred income tax	(31,034)	(47,457)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(2,458)	4,615
Accelerated depreciation related to lease assignment	26,921	—
Gain from lease assignment	(18,419)	—
Other non-cash items affecting net income (loss)	(315)	221
Changes in operating assets and liabilities:
Accounts receivable	14,756	15,530
Unbilled accounts receivable	(57,278)	(18,450)
Prepaid expenses and other assets	(12,718)	(13,664)
Operating lease assets	(11,348)	8,009
Accounts payable	(6,725)	4,287
Accrued employee compensation	(18,392)	(32,255)
Deferred revenue	(29,360)	(31,218)
Lease liabilities	953	(9,891)
Other liabilities	(5,525)	(3,782)
Net cash provided by (used in) operating activities	(134,842)	(121,532)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(358,823)	(506,006)
Sales of available-for-sale securities	339,849	64,746
Maturities of available-for-sale securities	42,370	627,527
Purchases of property and equipment	(2,614)	(7,976)
Capitalized software development costs	(8,877)	(9,187)
Acquisition of strategic investments	(8,051)	(10,521)
Acquisition of business, net of acquired cash	—	(43,830)
Net cash provided by (used in) investing activities	3,854	114,753
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	227	116
Repurchase and retirement of common stock	(213,993)	(37,451)
Net cash provided by (used in) financing activities	(213,766)	(37,335)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,659	(5,641)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(343,095)	(49,755)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	614,686	384,910
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$271,591	$335,155
`

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,000
Cash paid for income taxes, net of tax refunds	$4,417	$3,672
Accruals for purchase of property and equipment	$2,748	$164
Accruals for capitalized software development costs	$804	$910
Accrual for shares repurchased	$2,000	—
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

Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. At April 30, 2023, $2.9 million was included in prepaid expenses and other current assets and $2.1 million was included in other assets in the condensed consolidated balance sheet.
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
One customer accounted for 10% or more of the Company's revenue in the three months ended April 30, 2023 and 2022. No customer accounted for 10% or more of the Company’s revenue in the nine months ended April 30, 2023 or 2022. No customer accounted for 10% or more of the Company's accounts receivable as of April 30, 2023 and July 31, 2022.
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

2. Revenue

Disaggregation of Revenue
Revenue by service or product type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Subscription and support
Subscription	$89,091	$66,419	$254,083	$186,419
Support	18,408	20,432	58,238	63,719
License
Term license	50,556	53,848	164,512	163,703
Perpetual license	46	46	157	142
Services	49,389	56,703	158,393	154,032
Total revenue	$207,490	$197,448	$635,383	$568,015

Revenue by service or product type and by geography is as follows (in thousands):

	Three Months Ended April 30, 2023
	Subscription and support	License	Services	Total

United States	$71,764	$33,528	$33,100	$138,392
Canada	18,176	1,932	4,341	24,449
Other Americas	1,441	439	892	2,772
Total Americas	91,381	35,899	38,333	165,613
United Kingdom	2,385	4,334	451	7,170
Other EMEA	7,934	4,017	7,276	19,227
Total EMEA	10,319	8,351	7,727	26,397
Total APAC	5,799	6,352	3,329	15,480
Total revenue	$107,499	$50,602	$49,389	$207,490

	Three Months Ended April 30, 2022
	Subscription and support	License	Services	Total

United States	$57,690	$35,859	$35,842	$129,391
Canada	14,276	3,016	8,585	25,877
Other Americas	1,053	454	438	1,945
Total Americas	73,019	39,329	44,865	157,213
United Kingdom	2,288	4,210	946	7,444
Other EMEA	5,991	3,934	8,273	18,198
Total EMEA	8,279	8,144	9,219	25,642
Total APAC	5,553	6,421	2,619	14,593
Total revenue	$86,851	$53,894	$56,703	$197,448

	Nine Months Ended April 30, 2023
	Subscription and support	License	Services	Total

United States	$210,189	$90,458	$107,925	$408,572
Canada	51,763	11,537	14,818	78,118
Other Americas	4,397	1,291	1,997	7,685
Total Americas	266,349	103,286	124,740	494,375
United Kingdom	7,535	16,273	1,758	25,566
Other EMEA	21,424	18,211	24,127	63,762
Total EMEA	28,959	34,484	25,885	89,328
Total APAC	17,013	26,899	7,768	51,680
Total revenue	$312,321	$164,669	$158,393	$635,383

	Nine Months Ended April 30, 2022
	Subscription and support	License	Services	Total

United States	$166,431	$92,445	$100,285	$359,161
Canada	40,254	13,529	17,830	71,613
Other Americas	3,138	691	1,861	5,690
Total Americas	209,823	106,665	119,976	436,464
United Kingdom	7,038	18,986	2,958	28,982
Other EMEA	16,589	12,027	21,671	50,287
Total EMEA	23,627	31,013	24,629	79,269
Total APAC	16,688	26,167	9,427	52,282
Total revenue	$250,138	$163,845	$154,032	$568,015
No country or region, other than those presented above, accounted for more than 10% of total revenue during the three and nine months ended April 30, 2023 and 2022.

Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2023	July 31, 2022
Unbilled accounts receivable, net	$142,707	$85,429
Contract costs, net	$41,213	$44,235
Deferred revenue, net	$148,916	$178,276
As of April 30, 2023 and July 31, 2022, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $14.9 million and $14.8 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of April 30, 2023 and July 31, 2022, respectively. The non-current portion of contract costs of $26.3 million and $29.4 million is included in other assets in the Company’s condensed consolidated balance sheets as of April 30, 2023 and July 31, 2022, respectively. The Company amortized $4.4 million and $3.4 million of contract costs during the three months ended April 30, 2023 and 2022, respectively, and amortized $13.0 million and $9.7 million during the nine months ended April 30, 2023 and 2022, respectively.

Deferred revenue
During the three and nine months ended April 30, 2023, the Company recognized revenue of approximately $27.9 million and $152.2 million, respectively, related to the Company’s deferred revenue balance reported as of July 31, 2022.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $1.2 billion as of April 30, 2023. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	April 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$161,716	$—	$—	$161,716
Corporate bonds	217,731	136	(2,402)	215,465
Certificates of deposit	28,468	—	—	28,468
U.S. Government bonds	47,698	96	(1,094)	46,700
Money market funds	127,872	—	—	127,872
U.S. Government agency securities	89,464	88	(128)	89,424
Asset-backed securities	50,790	11	(336)	50,465
Foreign government bonds	14,608	13	(259)	14,362
Total	$738,347	$344	$(4,219)	$734,472

	July 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$197,998	$—	$—	$197,998
Corporate bonds	320,474	8	(4,880)	315,602
Certificates of deposit	43,715	—	—	43,715
U.S. Government bonds	47,014	—	(1,312)	45,702
Money market funds	349,492	—	—	349,492
U.S. Government agency securities	37,572	—	(586)	36,986
Asset-backed securities	54,782	—	(611)	54,171
Foreign government bonds	15,109	—	(361)	14,748
Municipal bonds	205	—	—	205
Total	$1,066,361	$8	$(7,750)	$1,058,619
The Company does not consider any portion of the unrealized losses at April 30, 2023 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	April 30, 2023
	Less Than 12 Months	12 Months or Greater	Total
Commercial paper	$161,716	$—	$161,716
Corporate bonds	185,314	30,151	215,465
Certificates of deposit	28,468	—	28,468
U.S. Government bonds	14,275	32,425	46,700
Money market funds	127,872	—	127,872
U.S. Government agency securities	86,171	3,253	89,424
Asset-backed securities	3,623	46,842	50,465
Foreign government bonds	7,935	6,427	14,362
Total	$615,374	$119,098	$734,472
Fair Value Measurement
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	April 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$54,339	$—	$54,339
U.S. Government bonds	—	1,979	—	1,979
Money market funds	127,872	—	—	127,872
U.S. Government agency securities	—	9,982	—	9,982
Total cash equivalents	127,872	66,300	—	194,172
Short-term investments:
Commercial paper	—	107,377	—	107,377
Corporate bonds	—	185,314	—	185,314
Certificates of deposit	—	28,468	—	28,468
U.S. Government bonds	—	12,296	—	12,296
U.S. Government agency securities	—	76,189	—	76,189
Asset-backed securities	—	3,623	—	3,623
Foreign government bonds	—	7,935	—	7,935
Total short-term investments	—	421,202	—	421,202
Long-term investments:
Corporate bonds	—	30,151	—	30,151
U.S. Government bonds	—	32,425	—	32,425
U.S. Government agency securities	—	3,253	—	3,253
Asset-backed securities	—	46,842	—	46,842
Foreign government bonds	—	6,427	—	6,427
Total long-term investments	—	119,098	—	119,098
Total	$127,872	$606,600	$—	$734,472

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$132,066	$—	$132,066
Certificates of deposit	—	9,689	—	9,689
Money market funds	349,492	—	—	349,492
U.S. Government agency securities	—	10,000	—	10,000
Total cash equivalents	349,492	151,755	—	501,247
Short-term investments:
Commercial paper	—	65,932	—	65,932
Corporate bonds	—	203,960	—	203,960
Certificates of deposit	—	34,026	—	34,026
U.S. Government bonds	—	25,429	—	25,429
U.S. Government agency securities	—	26,986	—	26,986
Asset-backed securities	—	8,627	—	8,627
Foreign government bonds	—	4,700	—	4,700
Municipal bonds	—	205	—	205
Total short-term investments	—	369,865	—	369,865
Long-term investments:
Corporate bonds	—	111,642	—	111,642
U.S. Government bonds	—	20,273	—	20,273
Asset-backed securities	—	45,544	—	45,544
Foreign government bonds	—	10,048	—	10,048
Total long-term investments	—	187,507	—	187,507
Total	$349,492	$709,127	$—	$1,058,619
Convertible Senior Notes
The fair value of the Convertible Senior Notes was $382.0 million and $387.6 million at April 30, 2023 and July 31, 2022, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2). Effective August 1, 2022 with the adoption of ASU 2020-06, the Company carries the Convertible Senior Notes at par value less unamortized debt issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 6 “Convertible Senior Notes”.
Strategic Equity Investments
The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. During the three and nine months ended April 30, 2023, the Company invested $2.2 million and $8.3 million in new and existing strategic equity investments, respectively. At April 30, 2023 and July 31, 2022, the Company’s total strategic equity investments was $26.0 million and $18.0 million, respectively.

No impairment charge or unrealized gain or loss related to strategic investments were recognized during the three and nine months ended April 30, 2023 and 2022.

4. Balance Sheet Components
Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	April 30, 2023	July 31, 2022
Computer hardware	$15,702	$14,472
Purchased software	5,082	5,124
Capitalized software development costs	48,596	38,724
Equipment and machinery	2,833	8,248
Furniture and fixtures	5,868	11,467
Leasehold improvements	22,665	59,059
Total property and equipment	100,746	137,094
Less accumulated depreciation	(47,151)	(56,354)
Property and equipment, net	$53,595	$80,740

As of April 30, 2023 and July 31, 2022, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $28.6 million and $3.6 million for the three months ended April 30, 2023 and 2022, respectively, and $34.7 million and $10.8 million for the nine months ended April 30, 2023 and 2022, respectively. Depreciation expense for the three and nine months ended April 30, 2023 includes $26.9 million of accelerated depreciation expense, recorded from the date the lease was signed through the date that the lease term ended, related to the assignment to an unrelated third party of the Company’s previous office headquarters which was recognized in general and administrative expenses on the condensed consolidated statements of operations. Refer to Note 7 “Leases” for information about the lease assignment of the previous office headquarters.

The Company recognized amortization expense related to capitalized software development costs in cost of subscription and support revenue on the condensed consolidated statements of operations of $2.6 million and $1.6 million during the three months ended April 30, 2023 and 2022, respectively, and $7.2 million and $4.3 million during the nine months ended April 30, 2023 and 2022, respectively.
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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and nine months ended April 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(45,568)	$(57,444)	$(124,075)	$(149,401)
Net income (loss) per share:
Basic and diluted	$(0.56)	$(0.69)	$(1.51)	$(1.79)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	81,832,244	83,689,429	82,407,950	83,440,231

The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Stock options	40,041	14,942	13,243	20,008
Stock awards	2,547,035	617,209	2,082,196	1,983,783
Convertible senior notes	3,516,480	—	3,516,480	44,556

During the three and nine months ended April 30, 2023, the average market price of the Company’s common stock did not exceed the initial conversion price of the Convertible Senior Notes. During the three months ended April 30, 2022, the average market price of the Company’s common stock did not exceed the initial conversion price of the Convertible Senior Notes.
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
The net carrying value of the liability component, unamortized debt discount and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	April 30, 2023	July 31, 2022
Principal	$400,000	$400,000
Less unamortized:
Debt discount(1)	—	37,253
Debt issuance costs	3,257	4,531
Net carrying amount	$396,743	$358,216
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
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Contractual interest expense	$1,250	$1,250	$3,750	$3,750
Amortization of debt discount(1)	—	3,257	—	9,648
Amortization of debt issuance costs	426	366	1,274	1,071
Total	$1,676	$4,873	$5,024	$14,469
(1) Effective August 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method which resulted in the accounting for the Convertible Senior Notes as a single liability and no longer required the amortization of debt discount. The prior period has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for that period.
As of April 30, 2023, the if-converted value did not exceed the outstanding principal of the Convertible Senior Notes.

7. Leases
The Company's lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring through fiscal year 2032. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.
In February 2023, the Company assigned (“the Lease Assignment”) the remaining lease term of its previous headquarters and concurrently entered into a sublease for office space in San Mateo, California with the same third party for its new worldwide headquarters. As a result of the Lease Assignment, the Company recognized an $8.5 million loss in general and administrative operating expenses during the three and nine months ended April 30, 2023 on the condensed consolidated statements of operations. The loss is comprised of an $18.4 million gain from the de-recognition of the operating lease asset of $56.9 million, the de-recognition of the lease liability of $75.5 million, and other expenses related to the Lease Assignment of $0.2 million, offset by accelerated depreciation expense related to property and equipment, primarily consisting of leasehold improvements, at the previous headquarters of $26.9 million.
In April 2023, the Company was granted access to a portion of its new worldwide headquarters and recognized a $17.3 million operating lease asset and $9.8 million lease liability. The difference consists of initial direct costs and lease incentives given related to the Lease Assignment. The Company expects access to the remaining portion of its new worldwide headquarters in the fourth quarter of fiscal year 2023, at which point the Company will record an additional operating lease asset and lease liability.
Components of operating lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Operating lease cost[1]	$1,724	$3,862	$9,524	$12,047
Variable lease cost	1,157	1,280	3,617	4,130
Sublease income	(206)	(378)	(898)	(1,124)
Net operating lease cost	$2,675	$4,764	$12,243	$15,053
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.2 million and $0.2 million for the three months ended April 30, 2023 and 2022, respectively, and $0.7 million and $0.6 million for the nine months ended April 30, 2023 and 2022, respectively.

Future operating lease payments as of April 30, 2023 were as follows (in thousands):

Fiscal Year Ending July 31,
2023 (remainder of fiscal year)	$1,366
2024	8,390
2025	8,073
2026	7,667
2027	6,717
2028	3,646
Thereafter	12,218
Total future lease payments	48,077
Less imputed interest	(5,267)
Total lease liability balance	$42,810

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	April 30, 2023	July 31, 2022
Operating lease assets	$44,721	$90,287

Current portion of lease liabilities	$6,292	$12,238
Non-current portion of lease liabilities	36,518	105,123
Total lease liabilities	$42,810	$117,361

Weighted average remaining lease term (years)	6.89	7.65
Weighted average discount rate	3.50%	4.00%
The Lease Assignment executed in February 2023 resulted in a reduction of the associated operating lease assets and lease liabilities as stated above.

Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Cash payments for operating leases	$1,941	$4,234	$10,797	$14,579
Operating lease assets obtained in exchange for lease liabilities	$(46,836)	$1,230	$(46,781)	$1,663

8. Commitments and Contingencies
Except as discussed below, there has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2022.
Effective during the nine months ended April 30, 2023, the Company terminated its existing agreement and entered into a new agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period.
Effective during the nine months ended April 30, 2023, the Company assigned the remaining lease term of its previous headquarters and concurrently entered into a sublease for office space in San Mateo, California with the same third party for its new worldwide headquarters. See Note 7 “Leases”.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of April 30, 2023 or July 31, 2022. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2023 or July 31, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
9. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Stock-based compensation expense	$35,284	$33,241	$106,829	$103,921
Net impact of deferred stock-based compensation	(265)	(313)	(535)	(888)
Total stock-based compensation expense, net	$35,019	$32,928	$106,294	$103,033
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,580	$3,450	$10,488	$9,886
Cost of license revenue	93	170	359	541
Cost of services revenue	4,631	5,025	14,377	15,766
Research and development	10,084	8,124	29,676	24,840
Sales and marketing	7,432	6,787	22,343	24,279
General and administrative	9,199	9,372	29,051	27,721
Total stock-based compensation expense	$35,019	$32,928	$106,294	$103,033
Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of April 30, 2023 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$3,099	1.3
Stock Awards	282,157	2.6
Total unrecognized stock-based compensation expense	$285,256
Stock Awards
A summary of Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2022	2,785,353	$110.47	$216,478
Granted	2,188,020	$66.08
Released	(1,057,190)	$102.67	$73,090
Canceled	(231,910)	$100.96
Balance as of April 30, 2023	3,684,273	$86.94	$280,705
Expected to vest as of April 30, 2023	3,684,273	$86.94	$280,705
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $76.19 and $77.72 on April 30, 2023 and July 31, 2022, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2022	75,706	$61.93	8.7	$1,196
Granted	121,168	$66.76
Exercised	(6,582)	$34.60		$255
Canceled	(2,720)	$69.60
Balance as of April 30, 2023	187,572	$65.90	9.1	$2,114
Vested and expected to vest as of April 30, 2023	187,572	$65.90	9.1	$2,114
Exercisable as of April 30, 2023	8,224	$11.64	3.8	$531
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $76.19 and $77.72 on April 30, 2023 and July 31, 2022, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
In September 2022, the Company entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon the Company provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of the Company’s common stock. Under the terms of the ASR, the total number of shares delivered and average price paid per share will be determined upon settlement based on the volume weighted average price over the term of the ASR, less an agreed upon discount. At settlement, the financial institution may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to make a cash payment or deliver shares of the Company’s common stock to the financial institution, with the method of settlement at the Company’s election. As of April 30, 2023, the ASR was settled in full with the delivery of an additional 648,001 shares of common stock which resulted in total repurchases under the ASR of 3,229,479 shares of common stock at an average purchase price of $61.93 per share.
In addition to the shares received upon settlement of the ASR, the Company repurchased 207,191 shares at an average price of $77.19 per share under the approved share repurchase program during the three months ended April 30, 2023.
During the nine months ended April 30, 2023, the Company repurchased a total of 3,436,670 shares at an average price of $62.85 per share. As of April 30, 2023, $184.0 million remained available for future share repurchases.
During the three months ended April 30, 2022, the Company did not repurchase any shares of common stock. During the nine months ended April 30, 2022, the Company repurchased 322,545 shares of common stock at an average price of $116.11 per share under a previously completed share repurchase program.

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
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our global services team and SI partners to ensure that teams with the right combination of product, industry, business, and language skills are used in the most efficient way to meet our customers’ implementation and migration needs. We have extensive relationships with SI, consulting, technology, and other industry partners. Our network of partners has expanded as interest in and adoption of our platform has grown. We encourage our partners to co-market, pursue joint sales initiatives, and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our resources on continued innovation and further enhancement of our solutions.
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
Seasonality

We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for new term licenses and multi-year term license renewals compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. Additionally, as subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fourth fiscal quarter increases this impact as the revenue impact of most fourth fiscal quarter subscription sales will not be realized until the following fiscal year.

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
Recent Global Events
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. For instance, the ongoing conflict between Russia and Ukraine, escalating tensions in the South China Sea, inflation higher than we have seen in decades, the recent bank failures in the United States and Switzerland and the related impact on financial markets and institutions, and supply chain issues have contributed to global economic and market volatility. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.
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
Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from these disruptions, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenues and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the global economic impact of these disruptions could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our services and products based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, intangible assets, or goodwill.
We will continue to evaluate the nature and extent of these global events on our business.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. During the nine months ended April 30, 2023, the recurring license and support or subscription contract value recognized as services revenue was $22.4 million.
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
As of April 30, 2023, ARR was $722 million, compared to $664 million as of July 31, 2022. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payments for services and products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consist of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow in the nine months ended April 30, 2023, was impacted by severance payments of $2.9 million. Free cash flow in the nine months ended April 30, 2022 was impacted by payments of $18.1 million related to settling accrued vacation balances in countries in which we adopted a non-accrual vacation policy. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows.”

	Nine Months Ended April 30,
	2023	2022
Net cash provided by (used in) operating activities	$(134,842)	$(121,532)
Purchases of property and equipment	(2,614)	(7,976)
Capitalized software development costs	(8,877)	(9,187)
Free cash flow	$(146,333)	$(138,695)

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

	Three Months Ended April 30,
	2023	As a % of total revenue	2022	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$107,499	52%	$86,851	44%
License	50,602	24	53,894	27
Services	49,389	24	56,703	29
Total revenue	207,490	100	197,448	100
Cost of revenue:
Subscription and support	52,281	25	51,831	26
License	1,243	1	1,951	1
Services	55,048	27	59,742	30
Total cost of revenue	108,572	53	113,524	57
Gross profit:
Subscription and support	55,218	27	35,020	18
License	49,359	23	51,943	26
Services	(5,659)	(3)	(3,039)	(1)
Total gross profit	98,918	47	83,924	43
Operating expenses:
Research and development	63,055	30	58,440	30
Sales and marketing	46,864	23	44,615	23
General and administrative	46,815	23	43,273	22
Total operating expenses	156,734	76	146,328	75
Income (loss) from operations	(57,816)	(29)	(62,404)	(32)
Interest income	6,627	3	1,000	1
Interest expense	(1,683)	(1)	(4,885)	(2)
Other income (expense), net	(3,356)	(2)	(6,932)	(4)
Income (loss) before provision for (benefit from) income taxes	(56,228)	(29)	(73,221)	(37)
Provision for (benefit from) income taxes	(10,660)	(5)	(15,777)	(8)
Net income (loss)	$(45,568)	(24)%	$(57,444)	(29)%

	Nine Months Ended April 30,
	2023	As a % of total revenue	2022	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$312,321	49%	$250,138	44%
License	164,669	26	163,845	29
Services	158,393	25	154,032	27
Total revenue	635,383	100	568,015	100
Cost of revenue:
Subscription and support	156,896	25	148,157	26
License	4,961	1	6,544	1
Services	178,993	28	158,805	27
Total cost of revenue	340,850	54	313,506	54
Gross profit:
Subscription and support	155,425	24	101,981	18
License	159,708	25	157,301	28
Services	(20,600)	(3)	(4,773)	—
Total gross profit	294,533	46	254,509	46
Operating expenses:
Research and development	182,927	29	169,368	30
Sales and marketing	138,113	22	134,127	23
General and administrative	129,078	20	118,252	21
Total operating expenses	450,118	71	421,747	74
Income (loss) from operations	(155,585)	(25)	(167,238)	(28)
Interest income	16,657	3	2,373	—
Interest expense	(5,034)	(1)	(14,512)	(3)
Other income (expense), net	(5,889)	(1)	(13,794)	(2)
Income (loss) before provision for (benefit from) income taxes	(149,851)	(24)	(193,171)	(33)
Provision for (benefit from) income taxes	(25,776)	(4)	(43,770)	(8)
Net income (loss)	$(124,075)	(20)%	$(149,401)	(25)%

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

	Three Months Ended April 30,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$89,091	43%	$66,419	34%	$22,672	34%
Support	18,408	9	20,432	10	(2,024)	(10)%
License:
Term license	50,556	24	53,848	27	(3,292)	(6)%
Perpetual license	46	—	46	—	—	—%
Services	49,389	24	56,703	29	(7,314)	(13)%
Total revenue	$207,490	100%	$197,448	100%	$10,042	5%

	Nine Months Ended April 30,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$254,083	40%	$186,419	33%	$67,664	36%
Support	58,238	9	63,719	11	(5,481)	(9)%
License:
Term license	164,512	26	163,703	29	809	—%
Perpetual license	157	—	142	—	15	11%
Services	158,393	25	154,032	27	4,361	3%
Total revenue	$635,383	100%	$568,015	100%	$67,368	12%
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
Subscription revenue increased by $22.7 million and $67.7 million during the three and nine months ended April 30, 2023, respectively, compared to the same periods a year ago, primarily due to the impact of cloud transition agreements, the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term, and new subscription agreements entered into and provisioned since April 30, 2022.
Support revenue decreased by $2.0 million and $5.5 million during the three and nine months ended April 30, 2023, respectively, compared to the same periods a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will continue to reduce the growth in, or result in lower, support revenue in the future.
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

Term license revenue decreased by $3.3 million during the three months ended April 30, 2023, compared to the same period a year ago. This is primarily driven by decreases due to the impact of agreements that migrated from a term license to a subscription service in the prior year period of $1.7 million, the impact of multi-year renewals in the prior year period, and less revenue from new deals. There was no impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year during the three months ended April 30, 2023 compared with $1.2 million in the prior year period.
Term license revenue increased by $0.8 million during the nine months ended April 30, 2023, compared to the same period a year ago. This is primarily driven by an increase in new deals and the impact of renewals of $9.6 million, which was partially offset by decreases due to agreements that migrated from a term license to a subscription service in the prior year period of $8.7 million. Ongoing revenue related to migration agreements is recorded as subscription revenue. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $3.7 million during the nine months ended April 30, 2023 compared with $2.3 million in the prior year period.
Perpetual license revenue accounted for less than 1% of total revenue during the three and nine months ended April 30, 2023 and 2022. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.
Services
Services revenue decreased by $7.3 million during the three months ended April 30, 2023, compared to the same period a year ago. The decrease is primarily driven by the completion of implementations, and contracts with lower average services billing rates and increased investments in customer implementations, including fixed fee or capped arrangements, to accelerate customer transition to the cloud.
Services revenue increased by $4.4 million during the nine months ended April 30, 2023, compared to the same period a year ago. The increase is primarily driven by an increase in the number and size of subscription implementation and migration projects, but services revenue overall continues to be impacted by contracts with lower average services billing rates and increased investments in customer implementations, including fixed fee or capped arrangements, to accelerate customer transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit.
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

Cost of Revenue:

	Three Months Ended April 30,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$52,281	$51,831	$450	1%
License	1,243	1,951	(708)	(36)%
Services	55,048	59,742	(4,694)	(8)%
Total cost of revenue	$108,572	$113,524	$(4,952)	(4)%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,580	$3,450	$130
Cost of license revenue	93	170	(77)
Cost of services revenue	4,631	5,025	(394)
Total	$8,304	$8,645	$(341)

	Nine Months Ended April 30,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$156,896	$148,157	$8,739	6%
License	4,961	6,544	(1,583)	(24)
Services	178,993	158,805	20,188	13
Total cost of revenue	$340,850	$313,506	$27,344	9

Includes stock-based compensation of:
Cost of subscription and support revenue	$10,488	$9,886	$602
Cost of license revenue	359	541	(182)
Cost of services revenue	14,377	15,766	(1,389)
Total	$25,224	$26,193	$(969)

Cost of subscription and support revenue during the three months ended April 30, 2023, increased by $0.5 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $1.8 million for our growing cloud usage and customer base, internal-use software amortization of $0.9 million, and royalties of $0.5 million. These increases were partially offset by decreases in amortization of intangibles of $1.4 million due to certain acquired intangible assets being fully amortized, personnel costs of $0.8 million due to lower headcount, and professional services of $0.4 million.
Cost of subscription and support revenue during the nine months ended April 30, 2023, increased by $8.7 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $11.0 million for our growing cloud usage and customer base, internal-use software amortization of $2.5 million, and royalties of $0.7 million. These increases were partially offset by decreases in amortization of intangibles of $2.7 million due to certain acquired intangible assets being fully amortized, professional services of $2.0 million, and personnel costs of $0.7 million due to lower headcount. As a result of efficiencies that we are seeing from our previous investments in cloud operations and development efforts along with the challenges presented by the macroeconomic environment, we have slowed hiring and are critically evaluating professional services contracts and third-party software costs.
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
The $0.7 million decrease in our cost of license revenue during the three months ended April 30, 2023, compared to the same period a year ago, was due to lower personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.5 million and a decrease in royalties of $0.2 million.
The $1.6 million decrease in our cost of license revenue during the nine months ended April 30, 2023, compared to the same period a year ago, was primarily due to decreases in personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $1.1 million, royalties of $0.3 million, and amortization of intangibles of $0.1 million due to certain acquired intangible assets being fully amortized.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $4.7 million decrease in cost of services revenue during the three months ended April 30, 2023, compared to the same period a year ago, was primarily due to decreases in subcontractor expenses of $5.9 million due to replacing some contractors with employees and completion of certain fixed fee engagements and professional services of $0.5 million. These decreases were partially offset by increases in personnel expenses of $1.2 million associated with an increase in headcount and software subscriptions of $0.6 million.
The $20.2 million increase in cost of services revenue during the nine months ended April 30, 2023, compared to the same period a year ago, was primarily due to increases in subcontractor expenses of $12.7 million to staff cloud migration and implementation projects, personnel expenses of $8.0 million associated with an increase in headcount, and software subscriptions of $0.8 million. These increases were partially offset by decreases in professional services of $1.0 million and web hosting costs of $0.1 million.
We had 645 cloud operations and technical support employees and 779 professional services employees at April 30, 2023, compared to 689 cloud operations and technical support employees and 699 professional services employees at April 30, 2022.
Gross Profit:

	Three Months Ended April 30,
	2023		2022		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$55,218	51%	$35,020	40%	$20,198	58%
License	49,359	98	51,943	96	(2,584)	(5)%
Services	(5,659)	(11)	(3,039)	(5)	(2,620)	(86)%
Total gross profit	$98,918	48%	$83,924	43%	$14,994	18%
Our gross profit increased $15.0 million during the three months ended April 30, 2023, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, partially offset by decreases in license gross profit due to customer migrations to subscription services and services gross profit due to the investments that we are making in our customers' transition to subscription services.
Our gross margin increased to 48% during the three months ended April 30, 2023 from 43% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies, partially offset by lower services margin due to the investments that we are making in our customers' transition to subscription services.

	Nine Months Ended April 30,
	2023		2022		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$155,425	50%	$101,981	41%	$53,444	52%
License	159,708	97	157,301	96	2,407	2
Services	(20,600)	(13)	(4,773)	(3)	(15,827)	(332)
Total gross profit	$294,533	46%	$254,509	45%	$40,024	16

Our gross profit increased $40.0 million during the nine months ended April 30, 2023, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, partially offset by a decrease in services gross profit due to the investments that we are making in our customers' transition to subscription services.
Our gross margin increased to 46% during the nine months ended April 30, 2023, from 45% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies, partially offset by lower services margin due to the investments that we are making in our customers' transition to subscription services.
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

	Three Months Ended April 30,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$63,055	30%	$58,440	30%	$4,615	8%
Sales and marketing	46,864	23	44,615	23	2,249	5%
General and administrative	46,815	23	43,273	22	3,542	8%
Total operating expenses	$156,734	76	$146,328	75	$10,406	7%

Includes stock-based compensation of:
Research and development	$10,084		$8,124		$1,960
Sales and marketing	7,432		6,787		645
General and administrative	9,199		9,372		(173)
Total	$26,715		$24,283		$2,432

	Nine Months Ended April 30,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$182,927	29%	$169,368	30%	$13,559	8%
Sales and marketing	138,113	22	134,127	23	3,986	3
General and administrative	129,078	20	118,252	21	10,826	9
Total operating expenses	$450,118	71	$421,747	74	$28,371	7

Includes stock-based compensation of:
Research and development	$29,676		$24,840		$4,836
Sales and marketing	22,343		24,279		(1,936)
General and administrative	29,051		27,721		1,330
Total	$81,070		$76,840		$4,230
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $4.6 million increase in research and development expenses during the three months ended April 30, 2023, compared to the same period a year ago, was primarily due to increases in personnel costs of $6.9 million associated with higher headcount and software subscription costs of $0.1 million. These increases are partially offset by decreases in cloud hosting costs of $1.4 million, professional services of $0.5 million, travel costs of $0.4 million, and acquisition consideration holdback costs of $0.1 million recognized over a service period relating to the Hazard Hub acquisition.
The $13.6 million increase in research and development expenses during the nine months ended April 30, 2023, compared to the same period a year ago, was primarily due to increases in personnel costs of $17.0 million associated with higher headcount and software subscription costs of $0.4 million. These increases were partially offset by decreases in cloud hosting costs of $2.2 million, professional services of $1.5 million, and acquisition consideration holdback costs of $0.1 million recognized over a service period relating to the Hazard Hub acquisition. Cloud hosting costs are benefiting from the efficiencies that we are achieving with GWCP and the five-year agreement with a cloud infrastructure services provider that was entered into in the first quarter of this fiscal year.
Our research and development headcount was 1,019 at April 30, 2023, compared with 888 at April 30, 2022.
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
The $2.2 million increase in sales and marketing expenses during the three months ended April 30, 2023, compared to the same period a year ago, was primarily due to increases in personnel costs of $2.4 million including $0.8 million related to contract acquisition costs, travel costs of $0.9 million due to more in-person client interactions, and marketing and advertising expenses of $0.2 million. These increases were partially offset by decreases in amortization of intangibles of $1.0 million due to certain acquired intangible assets being fully amortized and professional services of $0.2 million.

The $4.0 million increase in sales and marketing expenses during the nine months ended April 30, 2023, compared to the same period a year ago, was primarily due to increases in personnel costs of $4.0 million, including $2.8 million related to contract acquisition costs and $1.5 million of severance expenses incurred in the first quarter of fiscal year 2023, and travel costs of $3.3 million due to more in-person client interactions. These increases were partially offset by decreases in amortization of intangibles of $2.9 million due to certain acquired intangible assets being fully amortized, marketing and advertising costs of $0.3 million, and cloud hosting costs of $0.2 million.
Our sales and marketing headcount was 471 at April 30, 2023, compared with 474 at April 30, 2022.
We expect our sales and marketing expenses to increase in absolute dollars due to inflation and investments to support ongoing growth, but decrease as a percentage of revenue as overall hiring slows after a period of investment in building out our customer success team and adding analytics and cloud sales capabilities.
General and Administrative
Our general and administrative expenses include executive, finance, human resources, legal, information technology and security, and corporate development and strategy functions, and primarily consist of personnel costs and, to a lesser extent, professional services, software costs, and cloud hosting costs.
The $3.5 million increase in general and administrative expenses during the three months ended April 30, 2023, compared to the same period a year ago, was primarily due to accelerated depreciation expense related to property and equipment at the previous headquarters of $26.9 million, partially offset by the gain related to the lease assignment of the previous headquarters of $18.4 million, and, to a lesser extent, an increase in professional services of $1.1 million. These increases were partially offset by decreases in facilities costs of $3.7 million, personnel costs of $2.0 million, and software subscriptions of $0.3 million.
The $10.8 million increase in general and administrative expenses during the nine months ended April 30, 2023, compared to the same period a year ago, was primarily due to accelerated depreciation expense related to property and equipment at the previous headquarters of $26.9 million, partially offset by the gain related to the lease assignment of the previous headquarters of $18.4 million, and to a lesser extent, increases in software subscriptions and cloud hosting costs of $2.7 million, personnel costs of $2.9 million, which includes $1.0 million of severance expense incurred in the first quarter of fiscal year 2023, and professional services of $1.2 million. These increases were partially offset by a decrease in facilities costs of $4.7 million.
Our general and administrative headcount was 431 at April 30, 2023, compared with 458 at April 30, 2022. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect our general and administrative expenses to increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Three Months Ended April 30,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$6,627	$1,000	$5,627	563%
Interest expense	$(1,683)	$(4,885)	$3,202	(66)%
Other income (expense), net	$(3,356)	$(6,932)	$3,576	52%

	Nine Months Ended April 30,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$16,657	$2,373	$14,284	602%
Interest expense	$(5,034)	$(14,512)	$9,478	(65)%
Other income (expense), net	$(5,889)	$(13,794)	$7,905	(57)%
Interest Income

Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income increased $5.6 million and $14.3 million during the three and nine months ended April 30, 2023, compared to the same periods a year ago, primarily due to higher interest rates, even though we had lower funds available for investment.
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
Interest expense for the three months ended April 30, 2023 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to amortization of debt issuance costs. Interest expense for the three months ended April 30, 2022 consists of stated interest of $1.3 million and non-cash interest expense of $3.6 million related to the amortization of debt discount and issuance costs.
Interest expense for the nine months ended April 30, 2023 consists of stated interest of $3.8 million and non-cash interest expense of $1.3 million related to amortization of debt issuance costs. Interest expense for the nine months ended April 30, 2022 consists of stated interest of $3.8 million and non-cash interest expense of $10.7 million related to the amortization of debt discount and issuance costs.
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
Other income (expense), net during the three and nine months ended April 30, 2023 was expense of $3.4 million and $5.9 million, respectively, as compared to expense of $6.9 million and $13.8 million during the respective periods a year ago, due to fluctuations in foreign currency exchange rates.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended April 30,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(10,660)	$(15,777)	$5,117	(32)%
Effective tax rate	19%	22%

	Nine Months Ended April 30,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(25,776)	$(43,770)	$17,994	(41)%
Effective tax rate	17%	23%

We recognized an income tax benefit of $10.7 million and $15.8 million for the three months ended April 30, 2023 and 2022, respectively; and an income tax benefit of $25.8 million and $43.8 million for the nine months ended April 30, 2023 and 2022, respectively. The decrease in the amount of income tax benefit recorded for the three and nine months ended April 30, 2023, compared to the same periods a year ago was primarily due to a decrease in the loss before taxes and a decrease in tax deductions from stock-based compensation, offset by an increase in research and development credits.
The effective tax rate of 19% and 17% for the three and nine months ended April 30, 2023, respectively, differs from the statutory U.S. federal income tax rate of 21% mainly due to state taxes, tax deficiencies related to stock-based compensation, research and development credits, foreign earnings taxed in the United States, and certain non-deductible expenses, including the limitation on executive compensation.
During the three and nine months ended April 30, 2023, unrecognized tax benefits increased by $1.1 million and $2.3 million, respectively. As of April 30, 2023, we had unrecognized tax benefits of $13.5 million that, if recognized, would affect our effective tax rate.
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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Gross profit reconciliation:
GAAP gross profit	$98,918	$83,924	$294,533	$254,509
Non-GAAP adjustments:
Stock-based compensation	8,304	8,645	25,224	26,193
Amortization of intangibles	485	1,905	2,875	5,754
Non-GAAP gross profit	$107,707	$94,474	$322,632	$286,456

Income (loss) from operations reconciliation:

GAAP income (loss) from operations	$(57,816)	$(62,404)	$(155,585)	$(167,238)
Non-GAAP adjustments:
Stock-based compensation	35,019	32,928	106,294	103,033
Amortization of intangibles	1,367	3,770	5,521	11,294
Acquisition consideration holdback	706	809	2,209	2,318
Net impact of assignment of lease agreement (1)	$8,502	$—	$8,502	$—
Non-GAAP income (loss) from operations	$(12,222)	$(24,897)	$(33,059)	$(50,593)

Net income (loss) reconciliation:
GAAP net income (loss)	$(45,568)	$(57,444)	$(124,075)	$(149,401)
Non-GAAP adjustments:
Stock-based compensation	35,019	32,928	106,294	103,033
Amortization of intangibles	1,367	3,770	5,521	11,294
Acquisition consideration holdback	706	809	2,209	2,318
Amortization of debt discount and issuance costs	426	3,623	1,274	10,719
Net impact of assignment of lease agreement (1)	8,502	—	8,502	—
Tax impact of non-GAAP adjustments	(6,824)	(5,510)	(33,309)	(22,641)
Non-GAAP net income (loss)	$(6,372)	$(21,824)	$(33,584)	$(44,678)

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(10,660)	$(15,777)	$(25,776)	$(43,770)
Non-GAAP adjustments:
Stock-based compensation	13,163	10,534	97,554	27,429
Amortization of intangibles	514	1,206	4,853	3,083
Acquisition consideration holdback	265	259	2,018	618
Amortization of debt discount and issuance costs	160	1,159	1,160	2,925
Net impact of assignment of lease agreement (1)	3,196	—	3,196	—
Tax impact of non-GAAP adjustments	(10,474)	(7,648)	(75,472)	(11,414)
Non-GAAP tax provision (benefit)	$(3,836)	$(10,267)	$7,533	$(21,129)

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.56)	$(0.69)	$(1.50)	$(1.79)
Non-GAAP adjustments:
Stock-based compensation	0.43	0.39	1.29	1.23
Amortization of intangibles	0.02	0.05	0.07	0.15
Acquisition consideration holdback	0.01	0.01	0.03	0.03
Amortization of debt discount and issuance costs	0.01	0.04	0.03	0.12
Net impact of assignment of lease agreement (1)	0.10	—	0.10	—
Tax impact of non-GAAP adjustments	(0.09)	(0.06)	(0.43)	(0.27)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	—	—	—
Non-GAAP net income (loss) per share — diluted	$(0.08)	$(0.26)	$(0.41)	$(0.53)

Shares used in computing Non-GAAP net income (loss) per share amounts:
GAAP and pro forma weighted average shares — diluted	81,832,244	83,689,429	82,407,950	83,440,231
(1) During the third quarter of fiscal year 2023, the Company recorded in general and administrative expenses a net loss of $8.5 million related to the assignment of the lease agreement for the remaining lease term of the Company’s previous headquarters. The loss is comprised of an $18.4 million gain from the de-recognition of the operating lease asset of $56.9 million, the de-recognition of the lease liability of $75.5 million, and other expenses related to the lease assignment of $0.2 million, offset by accelerated depreciation expense related to property and equipment, primarily consisting of leasehold improvements, at the previous headquarters of $26.9 million. Prior to the third quarter of fiscal year 2023, there were no transactions similar to the lease assignment in any periods presented.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands)

	April 30, 2023	July 31, 2022
Cash, cash equivalents, and investments	$806,915	$1,163,675
Working capital	$731,077	$915,185
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
As of April 30, 2023, approximately $53.2 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. We entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of our common stock. As of April 30, 2023, the ASR was settled in full with the delivery of an additional 648,001 shares of common stock which resulted in total repurchases under the ASR of 3,229,479 shares of common stock at an average purchase price of $61.93 per share.
In addition to the shares received upon settlement of the ASR, we repurchased 207,191 shares at an average price of $77.19 per share under the approved share repurchase program during the three months ended April 30, 2023.
During the nine months ended April 30, 2023, we repurchased a total of 3,436,670 shares at an average price of $62.85 per share. As of April 30, 2023, $184.0 million remained available for future share repurchases.
During the three months ended April 30, 2022, we did not repurchase any shares of common stock. During the nine months ended April 30, 2022, we repurchased 322,545 shares of common stock at an average price of $116.11 per share under a previously completed share repurchase program.
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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Nine Months Ended April 30,
	2023	2022
Net cash provided by (used in) operating activities	$(134,842)	$(121,532)
Net cash provided by (used in) investing activities	$3,854	$114,753
Net cash provided by (used in) financing activities	$(213,766)	$(37,335)
Cash Flows from Operating Activities
Net cash used in operating activities was $134.8 million for the nine months ended April 30, 2023 compared to net cash used in operating activities of $121.5 million during the nine months ended April 30, 2022. This $13.3 million increase in operating cash used was attributable to a $44.2 million increase in cash used by working capital activities offset by a $30.9 million decrease in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, loss from lease assignment, and other non-cash items. During the first quarter of fiscal year 2023, changes in working capital included severance payments of $2.9 million. During the first quarter of fiscal year 2022, changes in working capital included payments of $18.1 million related to the settlement of accrued vacation balances in countries in which we adopted a non-accrual vacation policy.
Cash Flows from Investing Activities
Net cash provided by investing activities was $3.9 million for the nine months ended April 30, 2023 compared to net cash provided by investing activities of $114.8 million during the nine months ended April 30, 2022. The $110.9 million decrease in cash provided by investing activities was primarily due to increased net purchases of available-for-sale securities of $162.9 million. This increase was offset by decreases of $43.8 million related to the acquisition of HazardHub during the first quarter of fiscal year 2022, a $2.5 million decrease in amounts paid for strategic investments, and lower capital expenditures and capitalized software development costs of $5.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended April 30, 2023 was $213.8 million, compared to $37.3 million for the nine months ended April 30, 2022. This $176.4 million increase in cash used was primarily because of shares repurchased under the authorized and approved share repurchase program, including the accelerated share repurchase agreement, that resulted in $176.5 million more of our common stock being repurchased during the nine months ended April 30, 2023, compared to the same period a year ago.
Commitments and Contractual Obligations
Except as discussed below, there has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2022.
Effective during the nine months ended April 30, 2023, we terminated our existing agreement and entered into a new agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period.
Effective during the nine months ended April 30, 2023, we assigned the remaining lease term of our previous headquarters and concurrently entered into a sublease for office space in San Mateo, California with the same third party for our new worldwide headquarters.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through April 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of April 30, 2023 and July 31, 2022 were $806.9 million and $1,163.7 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $2.9 million and $3.6 million in the market value of our available-for-sale securities as of April 30, 2023 and July 31, 2022, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, Malaysian Ringgit, and Polish Zloty, the currency of the locations within which we currently have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the nine months ended April 30, 2023 and 2022, we recorded a foreign currency loss of $6.0 million and $13.8 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $29.2 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As described in Note 8 “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein, we are not party to any material pending legal proceedings.

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
Factors that may affect our results of operations include:
•the impact of economic downturns and related market volatility caused by economic volatility, inflation, bank failures and associated financial instability and crises, or other national and worldwide events on our business and the businesses of our customers, partners, and vendors;
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
•fluctuations in foreign currency exchange rates; and
•the effects of inflation or deflation in the economies in which we operate and its impact on interest rates and our revenues given the multi-year term of most customer agreements.
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
Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. The composition of our individual top customers has and will vary from year to year. In fiscal year 2021 our ten largest customers accounted for 28%, and in fiscal year 2022 they accounted for 23%. Additionally, our ten largest customers based on ARR accounted for 26% of total ARR at July 31, 2022. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our services or products. While we expect this reliance to decrease over time as our revenue, customer base and subscription services as a percentage of revenue grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our services and products to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our services or products, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of this relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
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

Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. The ongoing conflict between Russia and Ukraine, escalating tensions in the South China Sea, inflation higher than we have seen in decades, bank failures and associated financial instability and crises, and supply chain issues have added to global economic and market volatility. Our business and financial results during fiscal year 2022, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from these events. These global events have also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of recent global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from these global events and related implementation delays. In the third quarter of our fiscal year 2022, the ongoing conflict between Russia and Ukraine resulted in our ceasing operations in Russia, which resulted in our recording $3.0 million of bad debt expense and removing $3.1 million of ARR due to our cancellation of contracts with customers in Russia. As a result of these developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person, difficulty in hiring necessary personnel, and higher employee attrition. Due to the continuing and evolving nature of these global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent recent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
The implementation and testing of our services and products by our customers typically lasts six to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our services and products typically involves integration with our customers’ and third parties’ systems and creating or updating the digital experience, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our services and products. Failing to meet the expectations of our customers during the implementation of our services and products could result in a loss of customers and negative publicity about us and our services and products. Such failure could result from deficiencies in our product capabilities, performance issues, or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or products sales or upon renewals of existing services and products, potential reversals of previously recognized revenue, renegotiating existing customer’s contractual terms, and a customer’s refusal to pay their contractually-obligated license, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. We have had, and may in the future have, restrictions on travel, which are in accordance with recommendations by the U.S. government, The Centers for Disease Control and Prevention, and other equivalent agencies in the locations in which we operate, and our customers, SI partners, and prospects have likewise enacted their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings have affected and could continue to affect services delivery, delay implementations, and interrupt sales activity. We cannot predict the duration or the extent of adverse impacts from pandemics and other global events on our business, results of operations, and financial condition.
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
Our subscription and support revenue was 42% and 34% of total revenue for fiscal years 2022 and 2021, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 41% and 38% for fiscal years 2022 and 2021, respectively, while the gross margin for license revenue was 97% and 97% for fiscal years 2022 and 2021, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may not result in an improvement of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of pandemics, inflation, or other global events and disasters.
Further, our services revenue was 26% and 25% of total revenue for fiscal years 2022 and 2021, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was less than 1% in both fiscal years 2022 and 2021. If we experience an increase in the percentage of total revenue represented by services revenue, due to acquisitions and other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new services and products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of economic volatility, inflation, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging clients to accelerate their cloud transition or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
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

Our SI partners help us reach additional customers. We believe our future growth also will depend on the retention and expansion of successful relationships with SI partners, including with SI partners that will focus on services and products we may acquire in the future. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of relationships with SI partners, including regional and local SI partners. Although we have established relationships with some of the leading SI partners, our services and products may compete directly against services and products that such leading SI partners support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to migrating or implementing our services and products, the quality or timeliness of such migrations and implementations, or the effects of pandemics and other global events on our SI partners. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our services and products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
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
We sell our services and products to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2022, 2021, and 2020, $296.2 million, $271.1 million, and $279.8 million of our revenue, respectively, was from customers outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:
•increased management, travel, infrastructure, legal, and compliance costs associated with having multiple international operations;
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
•geographic and political conflicts, such as that between Russia and Ukraine and the escalating tensions in the South China Sea;
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
•disruption to our operations caused by epidemics or pandemics; and
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general.
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
We cannot guarantee that any share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400 million of our outstanding common stock and entered into an ASR agreement to repurchase an aggregate $200 million of our common stock. As of April 30, 2023, $184.0 million of the share repurchase program remains available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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

As of April 30, 2023, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past and recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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

Further, other global events such as global inflation concerns, the ongoing conflict between Russia and Ukraine and escalating tensions in the South China Sea, have created and may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our services and products, which could delay and lengthen our sales cycles, delay or increase pricing pressures on services engagements, or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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
Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of sales people and the loss of several sales people within a short period of time could have a negative impact on our sales efforts. Additionally, current global events and recent economic conditions have increased attrition and decreased the number of available candidates for open positions, which has increased the time to identify and hire new employees. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, including managing employees and contractors remotely or in a hybrid environment, or we may be required to pay increased compensation in order to do so.
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
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflict between Russia and Ukraine as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, floods, severe heat and cold events, fires, and other natural disasters, Turkey and Syria have experienced severe earthquakes, Germany, Pakistan, and other parts of Europe have experienced flooding, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity and near an area subject to severe fire damage. A significant natural disaster, such as an earthquake, tsunami, fire, flood, epidemic, or pandemic could have a material adverse impact on our business, results of operations, and financial condition.
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
Adverse developments affecting certain financial institutions, as well as the banking system as a whole, could negatively affect our current and projected business operations and our financial condition and results of operations.
Adverse developments that may affect certain financial institutions and the banking system as a whole, such as events involving liquidity that are either rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity concerns. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Up until March of 2023, our primary banking partner in the United States was Silicon Valley Bank. Since such time, we have further diversified our banking relationships. In connection with such developments, we have not experienced any material adverse impact to our cash flow or to our current and projected business operations, financial condition or results of operations. Although we are continuing to evaluate and diversify our banking relationships, uncertainty remains over liquidity concerns in the broader financial services industry. As a consequence, our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot currently predict. Further, a significant portion of our assets are held in cash, cash equivalent and marketable securities. If any financial uncertainty were to impact a broad segment of the financial services environment, our enterprise value and our future prospects could be harmed or otherwise negatively impacted.
Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty.
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a majority of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our software and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR, and operating income, which could have an adverse effect on our stock price. While we have limited currency exchange exposure to the Russian Ruble, we expect global exchange rates for various currencies may be more volatile than normal as a result of the ongoing conflict between Russia and Ukraine and related events. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended April 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2023 - February 28, 2023(2)	648,001	$61.93	648,001	$200
March 1, 2022 - March 31, 2023	—	—	—	$200
April 1, 2023 - April 30, 2023	207,191	77.19	207,191	$184
(1) On September 22, 2022, we announced that our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding stock. We began repurchasing shares under this program during the first quarter of fiscal year 2023. As of April 30, 2023, we had approximately $184.0 million remaining for future share repurchases under the share repurchase program. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time. There is no stated expiration date for the program.
(2) On September 28, 2022, we entered into an ASR agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million. As of April 30, 2023, the ASR was settled in full, which resulted in a total repurchase of 3.2 million shares at an average purchase price of $61.93.

ITEM 6.     Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	December 21, 2022
3.2	Amended and Restated Bylaws	8-K	3.2	December 21, 2022
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	4.1	January 9, 2012
10.1	Assignment of Lease, dated as of February 11, 2023, by and between Guidewire Software, Inc. and Roblox Corporation	8-K	10.1	March 3, 2023
10.2	Sublease, dated as of February 11, 2023, by and between Roblox Corporation and Guidewire Software, Inc.	8-K	10.2	March 3, 2023
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

Date:	June 1, 2023	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)