Form 10-K
period 2023-07-31
Guidewire Software, Inc.
filed 2023-09-18
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2023
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
970 Park Pl., Suite 200, San Mateo, California, 94403
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes
☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $3.6 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2023, the registrant had 81,440,720 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•potential inability to develop, introduce, market, and localize new and enhanced versions of our services and products;
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
•our exposure to market risks, including geographical and political events such as the ongoing conflict between Russia and Ukraine, supply chain disruptions and inflation, that may negatively impact our customers, partners, and vendors or our business operations;
•data privacy concerns could result in regulatory changes and impose additional costs and liabilities on us and limit our use of information;
•the effect of uncertainties related to the recent global pandemic and any mutations or related strains of harmful viruses on the U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our customers’ and partners’ businesses;
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

Item 1.Business
Overview and Purpose
Guidewire delivers a leading platform that property and casualty (“P&C”) insurers trust to engage, innovate, and grow efficiently. Guidewire’s platform combines core operations, digital engagement, analytics, machine learning, and artificial intelligence (“AI”) applications delivered as a cloud service or self-managed software. We began our principal operations in 2001.
Our core operational services and products are InsuranceSuite Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These services and products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our analytics offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.
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
•an increase in consolidation of providers of insurance products and associated rationalization of markets served given recent claims ratio trends and developments;
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
•established industry leaders are facing increased competition from new entrants in the market, including insurtech companies; and
•the introduction and leveraging of new technologies, such as drones, generative AI, large language models, the “Internet of Things,” chatbots, and telematics.
Many of these trends, such as digital engagement capabilities and data analytics, have increased in importance as a result of the recent pandemic and the resulting change to a more hybrid world. In response to these trends, changes, challenges, and opportunities, we believe that P&C insurers need a core system that can increase agility and enhance digital engagement and analytics offerings.
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
•Cloud-Delivered Solutions. We believe that increased recognition of the compelling economic benefits of deploying software solutions on public infrastructure combined with increased confidence in the security and reliability of such platforms will cause more insurers to consider cloud-deployed solutions. Insurers benefit from an optimized division of labor and risk and allowing third parties to manage their infrastructure as they focus on competitively differentiating activities.
•Data Driven Decision-Making. Insurers are seeking to explore, visualize, and analyze proprietary and third-party data to optimize decision-making across the insurance lifecycle. We believe that such predictive analytical solutions are most effective when they provide predictive scores and other analytical insights to insurers’ employees as they perform their underwriting and claims management activities. Insurers may also apply data and machine learning or AI to automate certain tasks whenever possible, thereby enabling efficiencies, such as straight-through processing, that lessen the burden on subject matter experts.
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
Products
Guidewire is designed so that insurers can increase revenue, reduce operational costs and losses, improve pricing, and engage with a customer base that increasingly demands convenience and automated forms of self-service and communication. We are investing in research and development to accelerate improvements in our cloud platform services, products, and marketplace to better serve our customers.
Core Operational Services and Products
We offer the following core operational services and products: Guidewire InsuranceSuite Cloud, Guidewire InsuranceNow, and Guidewire InsuranceSuite for Self-Managed.
Guidewire InsuranceSuite Cloud
Guidewire InsuranceSuite Cloud is comprised of three primary applications (PolicyCenter Cloud, BillingCenter Cloud, and ClaimCenter Cloud) delivered via GWCP. InsuranceSuite Cloud applications can be licensed separately or together and are designed to support multiple releases each year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. InsuranceSuite Cloud is hosted on Amazon Web Services (“AWS”) and managed by our internal cloud operations team.
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
GWCP is a Guidewire-developed infrastructure layer built on top of AWS that provides specialized cloud services, including multi-tenant cloud-native services that support the core operational services and integration of digital experiences and analytics. The Guidewire Data Platform is a P&C insurance-specific data repository, built on GWCP, which collects data from InsuranceSuite Cloud and InsuranceNow, as well as other internal and external sources, to provide analytical insights across the insurance lifecycle for our customers. The Guidewire Data Platform powers all analytical applications. Additionally, we provide tools for automation and self-service of routine implementation and deployment tasks to increase our customers’ agility while providing performance, availability, privacy, and security. Given the specialized needs of the P&C insurance industry, we have developed a scalable cloud architecture that combines these multi-tenant cloud services and tools with the ability to isolate each customer’s system of record and database instances. This approach provides our customers with the benefits of cloud-native infrastructure and services and the flexibility to provide differentiated services to their customers.
Guidewire InsuranceNow
Guidewire InsuranceNow is a complete, cloud-based core system for P&C insurers in the United States, delivered via GWCP, offering policy, billing, and claims management functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity. InsuranceNow is hosted on AWS and managed by our internal cloud operations team.
Guidewire InsuranceSuite for Self-Managed

Guidewire InsuranceSuite for Self-Managed is comprised of three primary applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners on their premises or in a third-party cloud infrastructure.
Guidewire InsuranceSuite: Complementary Capabilities and Applications
We offer several complementary capabilities and applications, some of which are included in the core operational services and products, designed to work seamlessly with our core operational services and products, including:
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
Guidewire Advanced Product Designer
Guidewire Advanced Product Designer is a cloud-native application for insurance product design and management across the complete insurance lifecycle. It enables insurers to launch and update products quickly by providing visual product development tools, prebuilt product model templates, product management capability, and auto generated product code.
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
Guidewire Marketplace
The Guidewire Marketplace is where insurers find trusted applications and content that complement the Guidewire platform from our PartnerConnect partners, as well as from Guidewire product and services teams. These applications and content help insurers to rapidly innovate and differentiate their businesses by allowing them to leverage capabilities provided by the Guidewire ecosystem to meet their business goals. The Guidewire Marketplace also empowers customers pursuing innovation initiatives by providing access to a curated collection of insurtech applications. As of July 31, 2023, the Guidewire Marketplace had over 210 partner-developed integrations that have been awarded Ready for Guidewire validation and hundreds of Guidewire-developed resources available for download. We are continually expanding the breadth of functionality and depth of partnerships in the Guidewire Marketplace.
Technology
We have increased the scope of our platform and business through internal development and acquisitions. This growing scope has required greater investment in the development of application interfaces and shared services necessary to unify the operations and user experience across our applications. The prioritization of cloud-delivered solutions has also required significant focus in improving our ability to manage, secure, and operate our applications since our cloud-based deployments, unlike our self-managed implementations, shift many operational responsibilities to us.
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
As of July 31, 2023, we had 3,415 employees, including 1,717 in global product development and operations (comprised of research and development, cloud operations, and technical support), 784 in professional services, 463 in sales and marketing, and 451 in general and administrative roles. As of July 31, 2023, we had 1,709 employees in the United States and 1,706 employees internationally.
Attracting, Developing, and Retaining Employees
Our recruiting, development, and retention objectives focus on providing an optimal employee experience and culture across the employee life cycle from recruitment to retirement, and involves attracting skilled and engaged employees who contribute the talent and diverse perspectives critical to our innovative, forward-looking, and inclusive workforce. Our recruiting process actively sources diverse talent and is designed to reduce bias, supporting our ability to hire candidates with professional qualifications, personal potential, and differing perspectives. Our flexible work policies expand our ability to hire and retain talent in geographies where we do not have physical offices. Fostering career progression by encouraging regular professional education empowers our employees to pursue their professional goals, which is critical to developing and retaining our employees. We invest in broad-based development for all of our employees in various ways such as skills-building programs, on-demand learning options, mentoring programs, and leadership development courses. In an effort to create more development opportunities for all employees, we are currently expanding our mentoring and leadership development programs. We gauge progress and efficacy, identify opportunities for change, and pursue solutions through tracking and analyzing data from various sources such as annual talent reviews, employee feedback, and our progress toward hiring and promotion goals in our development, diversity and inclusion plans.
Diversity, Inclusion, and Belonging
We believe that understanding and respecting another’s perspective, experience, background, and beliefs provides an opportunity to expand horizons, challenge complacency, and foster empathy. Diversity of perspective, experience, background, and beliefs fuel our innovative, collaborative, and engaged workplace. We aim for the highest standards of fairness and equal opportunity in recruitment, hiring, promotions, job assignments, and compensation. Initiatives to create greater diversity and belonging among our employees include inclusive recruiting and outreach programs for diverse candidates, employee resource groups (“ERGs”), and management-led listening circles. Our ERGs are employee-led and comprised of volunteers who represent common interests, experiences, backgrounds, or demographics. As of the end of fiscal year 2023, we had eight ERGs including Women’s Leadership, African Ancestry, LGBTQ+ and Allies, Asian and Pacific Islander, Latinx and Hispanic, Early Career Professionals, Visible or Invisible Disabilities, and Veterans groups.
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
Corporate Culture
Our employees are critical to our success, and we believe creating an inclusive culture is essential to attracting and retaining engaged employees. Our values of integrity, rationality, and collegiality are the foundation of how we work with one another. We incorporate a wide variety of communication and training activities to encourage collaboration amongst our colleagues around the world. We measure the program’s efficacy and identify opportunities for improvements through an engagement survey distributed annually, with the last survey completed in July 2023 and periodic pulse surveys to elicit feedback.
Health and Wellness
We believe a healthy, engaged, and high-performing workforce is part of our competitive advantage. We want all of our employees to thrive, and we regularly re-evaluate how to best support our employees’ wellness, health, and safety through management systems, policies, and programs that encompass our global operations. Our current benefit and wellness programs drive engagement that positively impacts our culture, job satisfaction, recruiting, and retention programs. In response to the recent pandemic, we expanded our physical, mental, and family health programs and informational outreach through professional development opportunities and personal empowerment, safe and healthy workspaces, wellness initiatives (including physical, emotional, and mental health), fair compensation, benefits, and recognition. Additionally, we have transitioned to a hybrid work environment in which a significant portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis.
Employee Relations
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
Customers
We market and sell our services and products to a wide variety of global P&C insurers ranging from some of the largest global insurers to national, regional, and state companies. We believe strong customer relationships are a key driver of our success given the long-term nature of our customer engagements and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. Customers are defined as entities that have placed orders for our services or products. In some instances, a parent corporation can have multiple entities, or insurance brands, that place orders for our services or products and, in other instances, customers are in industries adjacent to the insurance industry and do not have an insurance brand. As of July 31, 2023, we had approximately 580 customers representing approximately 540 insurance brands in 40 countries.
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
Sales and Marketing

Consistent with our industry focus and the mission-critical needs our services and products address, our sales and marketing efforts are tailored to communicate effectively to senior executives within the P&C insurance industry. Our sales, marketing, customer success, and executive teams work together to cultivate long-term relationships with current and prospective customers in each of the geographies in which we are active.
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
Competition
The software market that caters to the P&C insurance industry is highly competitive and fragmented. Increased spending by insurers on software solutions and the emergence of new platforms that have broadened from core system modernization to new digital engagement and data and analytics solutions have generated significant interest among investors and entrepreneurs. Increased capital allows market participants, or potential market participants such as insurtech companies, to adopt more aggressive go-to-market strategies, improve existing services or products, introduce new services or products, develop innovative solutions that disrupt the market, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs, and the adoption of cloud deployed solutions. These factors create an environment of increasing competition. Our current and future competitors vary in size and in the breadth and scope of the services or products they offer. As we expand our product portfolio, we may begin to compete with software and service providers we have not traditionally competed against. Our current competitors include, but are not limited to, customers’ internally developed proprietary solutions; P&C insurance software vendors such as Duck Creek, EIS Group, Insurity, Majesco, Origami Risk, and Sapiens; and horizontal software vendors such as SAP SE and Salesforce.
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

Item 1A.Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or results of operations could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or results of operations could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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
•changes in contract durations of term software licenses and renewals or modifications of customer contracts;
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
•future accounting pronouncements, changes in accounting rules, new tax laws or regulations, or tax interpretations and our related accounting policies, interpretations, and controls;
•fluctuations in foreign currency exchange rates; and
•the effects of inflation or deflation in the economies in which we operate, including Argentina, whose government is limiting the amount of U.S. dollars that can be sent out of the country, and their impact on interest rates, collection timeframes, and our revenue given the multi-year term of most customer agreements.
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
We generally see increased new orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenue and cash receipts have historically been recognized in our fourth fiscal quarter. Since a substantial majority of our license revenue has annual renewals after the initial term of the contract, we expect to continue to experience this seasonality effect in subsequent years. Generally, accounting under ASC 606 has and may continue to heighten or change the seasonal impact due to license revenue for the entire committed term of our new term licenses and multi-year term license renewals being recognized at the beginning of the agreement. Because of the upfront nature of revenue recognition for new multi-year term licenses and multi-year term license renewals, any quarter in which a significant agreement of this nature is signed, renewed, cancelled, or not renewed when scheduled to do so may be impacted.
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
Additionally, seasonal patterns may be affected by the timing of particularly large transactions and the number of renewals in a given quarter. Seasonal and other variations may cause significant fluctuations in our revenue, ARR, results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.
If we fail to successfully manage our transition to a business model focused on delivering cloud-based offerings on a subscription basis or fail to meet stipulated service levels with our subscription services, our results of operations could be harmed.
To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. This change to our business model requires a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our transition to cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue, cost of services revenue, and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of third-party infrastructure in which we rely to host our subscription services, may be difficult to predict over time, especially in light of our limited experience with the costs of delivering cloud-based versions of our applications. Furthermore, we may assume greater responsibilities for implementation of subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations or migrations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional services or products or upon renewal of existing agreements, and a customer’s renegotiation or refusal to pay its contractually-obligated subscription or service fees.
Revenue under our cloud-based subscription model will generally be recognized ratably over the term of the contract. The transition to ratable revenue recognition will result in lower revenue than we otherwise would have recognized in the initial period of the customer agreement under term license agreements. This effect on recognized revenue may be magnified in any fiscal year due to the concentration of our orders in the fourth fiscal quarter. A combination of increased costs and delayed recognition of revenue would adversely impact our gross and operating margins compared to prior periods. Additionally, the change in our business model and the timing of our customers’ decision to transition from self-managed licenses to cloud-based subscription services could negatively affect our ability to forecast the timing and amount of our revenue in any period.
In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including, but not limited to, price, security, reliability, performance, customer preference, public concerns regarding privacy, and the enactment of restrictive laws or regulations. We are continually updating our existing services and products and developing new services and products in an effort to offer customers greater choices on how they utilize our software. As our business practices in this area develop and evolve over time, we may be required to revise our current subscription agreements, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including, but not limited to, customer demand, our ability to further develop, manage, and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, our customers’ ability to successfully migrate to and implement our subscription services, tax and accounting implications, and our costs.
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
Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. The composition of our individual top customers has and will vary from year to year. In fiscal years 2022 and 2023, our ten largest customers in each fiscal year accounted for 23% of our revenue. Additionally, our ten largest customers based on ARR accounted for 24% of total ARR at July 31, 2023. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our services or products. While we expect this reliance to decrease over time as our revenue, customer base and subscription services as a percentage of revenue grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue and ARR for the foreseeable future. As a result, if we fail to successfully sell our services and products to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our services or products, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of this relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
Recent global events have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. The ongoing conflict between Russia and Ukraine, escalating tensions in the South China Sea, inflation higher than we have seen in decades, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from these events. These global events have also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of recent global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from these global events and related implementation delays. As a result of these developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person, difficulty in hiring necessary personnel, and higher employee attrition. Due to the continuing and evolving nature of these global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent recent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We have transitioned to a hybrid in-person and remote workforce, which will subject us to certain operational challenges and risks and potential harm to our business.
We have transitioned to a hybrid work environment in which a significant portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who work remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications, and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. The transition to hybrid in-person as well as remote working may also subject us to other operational challenges and risks. For example, our shift to hybrid working may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale and retention rates. In addition, we expect to incur costs related to the transition to a hybrid workforce to, among other things, facilitate permanent remote work for a portion of our workforce and update our offices to offer more collaborative workspaces. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
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
If our competitors’ products, services, or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours (including, without limitation, as a result of new or better use of evolving AI technologies, such as generative AI), or if customers replace our solutions with custom-built software, then our revenue could be adversely affected.
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
The typical sales cycle for our services and products is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our services and products, including the technical capabilities of our services and products, the potential cost savings achievable by organizations deploying our services and products, and the benefits and risks associated with cloud-based services. Customers typically undertake a significant evaluation process, which frequently involves not only our services and products, but also those of our competitors. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size and terms of the initial contract until very late in the sales cycle, which affects our ability to accurately forecast revenue and ARR. In addition, we sometimes commit to include specific functions in our base service and product offering at the request of a customer or group of customers and are unable to recognize revenue until the specific functions have been added to our services and products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our services and products will be operational or that once implemented our services and products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.

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
Furthermore, our sales and implementation cycles could be interrupted or affected by other factors outside of our control. We have had, and may in the future have, restrictions on travel, which are in accordance with recommendations by the U.S. government, The Centers for Disease Control and Prevention, and other equivalent agencies in the locations in which we operate, and our customers, SI partners, and prospects have likewise enacted their own preventative policies and travel restrictions. Widespread restrictions on travel and in-person meetings have affected and could, in the future, affect services delivery, delay implementations, and interrupt sales activity. We cannot predict the duration or the extent of adverse impacts from pandemics and other global events on our business, results of operations, and financial condition.
Failure to manage our expanding operations effectively could harm our business.
We have experienced consistent growth and expect to continue to expand our operations, including the number of employees and the locations and scope of our international operations. Additionally, we have transitioned to a hybrid work environment in which a large portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis, which brings new challenges to managing our business and workforce. This expansion and changing work environment has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology and cybersecurity infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new, enhanced, or more secure services and products or investments in cloud operations. If we increase the size of our organization without experiencing an increase in sales of our services and products, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations or hybrid work environment, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected, and we may be unable to implement our business strategy.
Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.
Our subscription and support revenue was 48% and 42% of total revenue for fiscal years 2023 and 2022, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 51% and 41% for fiscal years 2023 and 2022, respectively, while the gross margin for license revenue was 98% and 97% for fiscal years 2023 and 2022, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may not result in an improvement of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of pandemics, inflation, or other global events and disasters.
Further, our services revenue was 23% and 26% of total revenue for fiscal years 2023 and 2022, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was negative in both fiscal years 2023 and 2022. If we experience an increase in the percentage of total revenue represented by services revenue, due to acquisitions or other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new services and products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of economic volatility, inflation, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging clients to accelerate their cloud transition or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar services and products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the services and products we sell to them or add complexity to our customer agreements. These customers may also delay making payments under existing agreements, or at renewal, in an attempt to obtain more favorable terms from us. We have been required to, and may continue to be required to, reduce the average selling price and ARR of our services and products, along with agreeing to steeper ramps that delay reaching fully-ramped ARR, in response to these pressures. If we are unable to avoid reducing our average selling prices or ARR, our results of operations could be harmed.
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
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We use machine learning and AI technologies in our offerings and business, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using generative AI technologies. AI technologies are complex and generative AI technologies, in particular, are rapidly evolving. We face significant competition from other companies as well as an evolving regulatory landscape in relation to these technologies. The introduction of AI technologies, including generative AI, into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. The intellectual property ownership and license rights, including without limitation copyright, surrounding AI technologies generally, and generative AI technologies specifically, has not been fully addressed by competent legal tribunals or applicable laws or regulations. Further, the use or adoption of third-party AI technologies, including generative AI technologies, into our products and services may result in exposure to claims of copyright infringement or other intellectual property-related causes of action.

Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with such technologies, which may be costly and could impact our expenses if we decide to expand AI technologies, including generative AI, into our product offerings. AI technologies, including without limitation generative AI, may create content that appears facially correct but is factually inaccurate or flawed. Our customers or others may rely on or use such factually incorrect or flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In all events, the development, marketing and use of AI technologies, including, in particular, generative AI, presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.

We may expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, including most recently in August 2021, we acquired HazardHub, Inc., a leading insurtech provider of property risk insights. Acquisitions and alliances, such as our strategic partnerships with One Inc. and Smart Communications, may result in unforeseen operating difficulties and expenditures, be dilutive to earnings, and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired services and products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new services and products, the timing of revenue from the sale of services and products that we acquired or that result from the alliance, or from the sale of a bundle of services and products that includes such new services and products, may be different than the timing of revenue from existing services and products. In addition, our ability to maintain favorable pricing of new services and products may be challenging if we bundle such services and products with existing services and products. A delay in the recognition of revenue from sales of acquired or alliance services and products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
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
We sell our services and products to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2023, 2022, and 2021, $331.5 million, $296.2 million, and $271.1 million of our revenue, respectively, was from customers outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:
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
•highly inflationary international economies, such as Argentina which has placed controls on sending U.S. dollars outside of the country and resulted in extended collection periods;
•geographic and political conflicts, such as that between Russia and Ukraine and the escalating tensions in the South China Sea;
•the burdens and costs of complying with a wide variety of foreign laws and legal standards, including without limitation any new or evolving laws and regulations relating to the use of data in AI, generative AI, machine learning technologies, climate-related disclosures, and the General Data Protection Regulation in the European Union (“EU”) and the U.K.;
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
•multiple and possibly overlapping tax regimes, including certain Organization for Economic Cooperation and Development (“OECD”) proposals, including the implementation of the global minimum tax under the Pillar Two model rules;
•government sanctions that may interfere with our ability to sell into particular countries, such as Russia;
•disruption to our operations caused by epidemics or pandemics; and
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general.
As we increase the number of products we offer, increase the number of countries in which we operate, and incorporate new technologies and capabilities into our products (including, without limitation, the use of AI, generative AI and machine learning technologies), the complexity of adjusting our offerings to comply with legal and regulatory changes will increase.
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
Risks Related to Data Security and Privacy, Intellectual Property, and Information Technology
If our products or cloud-based services experience cybersecurity breaches, there is unauthorized access to our customers’ data, or unauthorized use of our services or any of these events are perceived to happen, we may lose current or future customers and our reputation and business may be harmed.
If our security measures are breached, unauthorized access to our or our customers’ data, or unauthorized use of our services or any of these events are perceived to happen, our cloud services may be perceived as not being secure, customers may reduce the use of or stop using our services, we may incur significant liabilities, and our reputation could be harmed. Our software and cloud services involve the storage and transmission of customer data (including, in some cases, personal data), are involved in the collection and distribution of funds, and may provide business critical analytics necessary for our customers’ operations. Security breaches could result in public disclosure of confidential information, loss or modification of data affecting our customers’ operations, fraud or theft, ransom demands, or other misuse of confidential information, which in turn could result in litigation, breach of contract claims, indemnity obligations, additional reporting requirements and/or oversight, restrictions on processing customer data, and other liabilities for our Company. While we have taken, and are continually updating and enhancing, steps to protect the confidential information and customer data to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on, such as AWS, could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or infiltrate systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. The use of constantly evolving technologies by threat actors are sophisticated and complex and may increase the velocity of such threats, frequency of incident cases, and otherwise magnifying the risks associated with these types of attacks. Although we have developed systems and processes designed to protect our and our customers’ data, prevent loss or unauthorized modification of data, ensure only authorized use of services, and other cybersecurity breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement with existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations and reputation.
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
Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act, the California Privacy Rights Act, which substantially went into effect on January 1, 2023, and the Court of Justice of the EU’s invalidation of the Privacy Shield framework in July 2020. On July 16, 2020, the Court of Justice of the EU issued a verdict that ruled that the EU-US Privacy Shield, on which many companies relied on to transfer their data between the EU and the U.S., was invalidated due to concerns around surveillance by U.S. state and law enforcement agencies, known as the Schrems II decision. Schrems II now requires companies to conduct case-by-case assessments of each data transfer to a non-EU country in order to ensure that such data is adequately protected. In July of 2023, the European Commission adopted a new adequacy decision in relation to the EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a General Data Protection Regulation 2016/679 (“GDPR”) transfer mechanism to U.S. entities self-certified under the DPF. We expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services and products and reduce overall demand.
Furthermore, emerging trends in data privacy and security may impact our business operations. For example, multiple jurisdictions are taking a heightened interest in AI and machine learning, which we make use of. There has been a recent wave of policy and regulatory responses from various governments rolling out action plans for risk mitigation to legislation being introduced to generally oversee the use of AI. For example, in 2021, the European Commission proposed a regulation seeking to establish a comprehensive, risk-based governance framework for AI in the EU market. The regulation is intended to apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy. In addition, in 2022, the European Commission proposed two directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict liability regime.
Compliance with such global laws and regulations, if adopted, including those relating to rapidly evolving generative AI, has and will continue to require valuable management and employee time and resources, and any actual or perceived failure to comply with these laws and regulations could include severe penalties, reputational harm, and reduce demand for our products.
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

On April 27, 2016, the EU adopted the GDPR, that took effect on May 25, 2018. The GDPR applies to any company established in the European Economic Area (“EEA”) as well as to those outside the EEA if they carry out processing of personal data of individuals in the EEA that is related to the offering of goods or services to them or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of personal data, enhanced data subject rights, mandatory data breach notification requirements, and onerous new obligations on data processors. Non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, complying with GDPR requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations, regulatory guidance, and enforcement decisions and as we continue to negotiate data processing agreements with our customers and business partners.
In addition, the GDPR restricts transfers of personal data outside of the EEA to countries deemed to lack adequate privacy protections, including the U.S., unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and, until July 16, 2020, the Privacy Shield for EU–U.S. data transfers. On July 16, 2020, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, but it deemed that SCCs are valid, provided additional safeguards are in place. However, the ECJ ruled that transfers made pursuant to SCCs and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether SCCs will face additional challenges. For transfers to the U.S., the European Commission has now adopted an Adequacy Decision for entities self-certified under the new DPF, rendering the DPF effective as a GDPR transfer mechanism for such entities. However, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. Moreover, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the Swiss-U.S. Privacy Shield to provide adequate protections for transfers of Swiss personal data to the U.S., following the invalidation of the EU-U.S. Privacy Shield by the ECJ. Further, on June 4, 2021, the European Commission published revised standard contractual clauses for data transfers from the EEA. We are required to implement the revised standard contractual clauses in relation to our customer arrangements within the relevant time frames, which could increase our compliance costs and adversely affect our business. We (and many other companies) may be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the United States and other countries. As data protection authorities continue to issue further guidance and orders on personal data export mechanisms and/or continue taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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

Since January 1, 2021, as a result of Brexit, the U.K. has brought the GDPR into domestic U.K. law with the Data Protection Act 2018 (“U.K. GDPR”), which remains in force. As we are subject to the supervision of relevant data protection authorities under both the GDPR and UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. The U.K. GDPR mirrors the data protection obligations and fines under the GDPR, but there may be further developments about the regulation of particular issues such as U.K. data exports. The United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the U.K. under the U.K. GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest U.K. data transfer documentation for data transfers subject to the U.K. GDPR, in relation to relevant existing contracts and certain additional contracts and customer arrangements, within the relevant time frames. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the U.K., enabling data transfers from EEA member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and it remains under review by the Commission during this period. In September 2021, the U.K. government launched a consultation on its proposals for wide-ranging reform of U.K. data protection laws following Brexit. There is a risk that any material changes which are made to the U.K. data protection regime could result in the Commission reviewing the U.K. adequacy decision, and the U.K. losing its adequacy decision if the Commission deems the U.K. to no longer provide adequate protection for personal data. These changes may lead to additional costs and increase our overall risk exposure.
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
We use technology and intellectual property licensed from unaffiliated third parties in certain of our services and products, and we may license additional third-party technology and intellectual property in the future. Any errors, defects or security issues in this third-party technology and intellectual property or the integration of third-party technology and intellectual property with our services and products could result in errors that could harm our brand and business. Moreover, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all, or otherwise will be subject to restrictions that under applicable law could adversely affect our proprietary software. The loss of the right to license and distribute this third-party technology could limit the functionality of our services and products and might require us to redesign our services and products.
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

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, some open source licenses require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software in such ways with open source software, we could be required to release the source code of our proprietary software. Further, this third-party technology and intellectual property has the potential for security-related concerns, given that we do not create or maintain such third-party technology and intellectual property that may be exposed to unknown future security risks, such as the Log4j vulnerability.
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
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
The nature of our business requires the application of accounting guidance that requires management to make estimates and assumptions. Reported results under United States Generally Accepted Accounting Principles (“GAAP”) may vary from key metrics used to measure our business. Additionally, changes in accounting guidance may cause us to experience greater volatility in our quarterly and annual results. If we are unsuccessful in adapting to and interpreting the requirements of new guidance, or in clearly explaining to stockholders how new guidance affects reporting of our results of operations, our stock price may decline.
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
Further, revenue recognition standards require significant judgment and estimates that impact our reported revenue and results of operations. Additionally, reported revenue has and will vary from the ARR, a non-GAAP metric, and cash flow associated with each customer agreement. For example, for some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. This potential difference and variability in the trends of reported amounts may cause volatility in our stock price.
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
We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in, interpretations of, and guidance regarding tax laws, including impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Coronavirus Aid, Relief, Economic Security Act of 2020, the Inflation Reduction Act of 2022, and certain OECD proposals, including the implementation of the global minimum tax under the Pillar Two model rules.
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
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees (including, without limitation, any claims in respect of stockholder nominations of directors as permitted under our amended and restated bylaws), which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the Northern District of California may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
We cannot guarantee that any share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock and we entered into an accelerated share repurchase (“ASR”) agreement to repurchase an aggregate $200.0 million of our common stock. As of July 31, 2023, $138.2 million of the share repurchase program remained available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
General Risk Factors
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.

Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly our executive officers, sales and marketing personnel, professional services personnel, cloud operations personnel, and software engineers, especially as we transition to a business model focused on delivering cloud-based offerings. Additionally, our stakeholders increasingly expect us to have a culture that embraces diversity, inclusion and belonging. Our inability to attract and retain diverse and qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations, and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.
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
Increased and complex scrutiny of environmental, social, and governance (“ESG”) matters may require us to incur additional costs or otherwise adversely impact our business.
Increased investor, governmental, and societal attention to and expectations around the wide range of issues generally referred to as ESG matters and our response to the same, may result in increased costs (including, but not limited to, increased costs related to compliance, stakeholder engagement and contracting), impact our reputation, or otherwise negatively affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters, while other organizations are pushing corporations not to focus on ESG matters in decision making. Both unfavorable ESG ratings and engaging in activities designed to improve such ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions in relation to ESG matters in response to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect or outcome.
Moreover, while we may create and publish voluntary disclosures regarding ESG matters (in particular, information related related to environmental and human capital matters) from time to time, many of the statements in such voluntary disclosures are based on certain expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many environmental and human capital matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or that otherwise cannot be independently verified.
Statements about our environmental and human capital initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our related data, processing and reporting are incomplete or otherwise inaccurate, or if we fail to achieve progress on certain metrics on a timely basis, our reputation, business, financial performance and growth could be adversely affected.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the associated risks identified in this risk factor. Such compliance matters may also impact our customers, which could adversely impact our business, financial condition, or results of operations.
Our customers may defer or forego purchases of our services or products in the event of weakened global economic conditions, political transitions, and industry consolidation.
General worldwide economic conditions remain unstable, and prolonged economic uncertainties or downturns could harm our business, results of operations, or financial condition. In particular, global inflation concerns, the ongoing conflict between Russia and Ukraine, the recent pandemic, and escalating tensions in the South China Sea, have created and may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our services and products, which could delay and lengthen our sales cycles, delay or increase pricing pressures on services engagements, or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflict between Russia and Ukraine as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, floods, severe heat and cold events, fires, and other natural disasters, the island of Maui in Hawaii has experienced severe fires, Turkey and Syria have experienced severe earthquakes, Germany, Pakistan, and other parts of Europe have experienced flooding, Canada has experienced fires, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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
Adverse developments that may affect certain financial institutions and the banking system as a whole, such as events involving liquidity that are either rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity concerns. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Up until March of 2023, our primary banking partner in the United States was Silicon Valley Bank. Since such time, we have further diversified our banking relationships. In connection with such developments, we have not experienced any material adverse impact to our cash flow or to our current and projected business operations, financial condition or results of operations. Although we are continuing to evaluate and diversify our banking relationships, uncertainty remains over liquidity concerns in the broader financial services industry. As a consequence, our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot currently predict. Further, a significant portion of our assets are held in cash, cash equivalent and marketable securities. If any financial uncertainty were to impact a broad segment of the financial services industry, our enterprise value and our future prospects could be harmed or otherwise negatively impacted.
Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty.
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a majority of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our software and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR, and operating income, which could have an adverse effect on our stock price. We do business in Argentina, which is experiencing extremely high inflation and currency fluctuations. The Argentina government has placed restrictions on sending U.S. dollars outside of the country, which has impacted our customers’ timeliness in paying their obligations to us and could impact the collectibility of our accounts receivable in such respects. While we have limited currency exchange exposure to the Russian Ruble, we expect global exchange rates for various currencies may be more volatile than normal as a result of the ongoing conflict between Russia and Ukraine and related events. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.
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
As of July 31, 2023, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties
Our corporate headquarters in San Mateo, California consists of approximately 79,000 square feet of space leased through June 2027. Our European headquarters in Dublin, Ireland consists of approximately 85,000 square feet of space leased through March 2032. As of July 31, 2023, we also lease facilities for our sales, services, development, operations and administrative activities in various locations in the United States and around the world, including in the Americas, Europe, and Asia-Pacific.
We believe that our facilities are suitable to meet our current needs. We are evaluating our real estate strategy as it relates to the anticipated needs of a hybrid workforce. In the future, we may expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We expect to incur additional expenses in connection with such new or expanded facilities.

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
On July 31, 2023, the last reported sale price of our common stock on the New York Stock Exchange for fiscal year 2023 was $84.82 per share. As of July 31, 2023, we had 37 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our repurchase of equity securities during the fiscal quarter ended July 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2023 – May 31, 2023	278,442	$78.94	278,442	$162
June 1, 2023 – June 30, 2023	286,297	$72.80	286,297	$141
July 1, 2023 – July 31, 2023	39,875	$75.05	39,875	$138
Total	604,614		604,614
(1) On September 22, 2022, we announced that our board of directors authorized and approved a share repurchase program of up to $400 million of our outstanding stock. We began repurchasing shares under this program during the first quarter of fiscal year 2023. As of July 31, 2023, we had $138 million remaining for future share repurchases under the share repurchase program. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended, or discontinued at any time. There is no stated expiration date for the program.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite-Total Return Index and S&P Software & Services Select Industry Index for the period from July 31, 2018 through July 31, 2023. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2023
250.00
200.00
150.00
100.00
50.00
0.00
07/31/2018
07/31/2019
07/31/2020
07/31/2021
07/31/2022
07/31/2023
Guidewire Software, Inc.
NASDAQ Composite-Total Return
S&P Software & Services Select Industry Index

	7/31/2018	7/31/2019	7/31/2020	7/31/2021	7/31/2022	7/31/2023
Guidewire Software, Inc.	$100.00	$118.42	$136.50	$133.64	$90.16	$98.40
NASDAQ Composite-Total Return Index	$100.00	$107.74	$143.06	$196.76	$167.33	$195.47
S&P Software & Services Select Industry Index	$100.00	$121.23	$143.51	$212.36	$149.92	$177.57

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
We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended July 31, 2022, filed on September 26, 2022, for reference to discussion of the fiscal year ended July 31, 2021, the earliest of the three fiscal years presented.
Overview
Guidewire delivers a leading platform that property and casualty (“P&C”) insurers trust to engage, innovate, and grow efficiently. Guidewire’s platform combines core operations, digital engagement, analytics, machine learning and AI applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.
Our core operational services and products are InsuranceSuite Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These services and products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. Our digital engagement applications enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our analytics offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our platform for use in a variety of international regulatory, language, and currency environments.
InsuranceSuite Cloud is a highly configurable and scalable product, delivered as a service, and primarily comprised of three core applications (PolicyCenter Cloud, BillingCenter Cloud, and ClaimCenter Cloud) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (“GWCP”) architecture and leverage our in-house cloud operations team. InsuranceSuite Cloud is designed to support multiple releases each year to ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite Cloud embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite Cloud.
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
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter, which is the quarter ending July 31. We generally see significantly increased orders in our fourth fiscal quarter, which is the quarter ending July 31, due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for new term licenses and multi-year term license renewals compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. As subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fourth fiscal quarter increases this impact as the revenue impact of most fourth fiscal quarter subscription sales will not be realized until the following fiscal year.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue and subscription revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. Our second fiscal quarter, which is the quarter ending January 31, usually has fewer billable days due to the impact of the Thanksgiving, Christmas, and New Year’s holidays. Our fourth fiscal quarter usually has fewer billable days due to the impact of vacations taken by our services professionals. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
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
Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from these disruptions, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenue and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the global economic impact of these disruptions could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our services and products based on the amount of DWP that will be managed by our platform. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, intangible assets, or goodwill.
We will continue to monitor and evaluate the nature and extent of these global events on our business.

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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. In fiscal year 2023, the recurring license and support or subscription contract value recognized as services revenue was $29.6 million.
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
As of July 31, 2023, ARR was $763 million, or $761 million based on currency exchange rates as of July 31, 2022. We measure ARR on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates. ARR grew in fiscal year 2023 by 15%, or 15% on a constant currency basis.
Free Cash Flow
We monitor our free cash flow as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for services and products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consist of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow in fiscal year 2023 was impacted by severance payments of $2.9 million. Free cash flow in fiscal year 2022 was impacted by payments of $18.1 million related to settling accrued vacation balances in countries in which we adopted a non-accrual vacation policy. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows.”

	Fiscal years ended July 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$38,395	$(37,940)
Purchases of property and equipment	(5,821)	(9,510)
Capitalized software development costs	(11,606)	(12,266)
Free cash flow	$20,968	$(59,716)

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

	Fiscal years ended July 31,
	2023	As a % of Total Revenue	2022	As a % of Total Revenue
	(in thousands except percentages)
Revenue:
Subscription and support	$429,667	48%	$343,708	42%
License	265,593	29	258,631	32
Services	210,081	23	210,275	26
Total revenue	905,341	100	812,614	100
Cost of revenue:
Subscription and support	210,507	23	202,832	25
License	6,488	1	8,754	1
Services	230,135	25	223,852	28
Total cost of revenue	447,130	49	435,438	54
Gross profit:
Subscription and support	219,160	25	140,876	17
License	259,105	28	249,877	31
Services	(20,054)	(2)	(13,577)	(2)
Total gross profit	458,211	51	377,176	46
Operating expenses:
Research and development	249,746	27	229,230	28
Sales and marketing	188,224	21	182,620	22
General and administrative	169,731	19	164,773	20
Total operating expenses	607,701	67	576,623	70
Income (loss) from operations	(149,490)	(16)	(199,447)	(24)
Interest income	24,389	3	6,277	1
Interest expense	(6,716)	(1)	(19,446)	(2)
Other income (expense), net	(2,277)	—	(17,099)	(2)
Income (loss) before provision for (benefit from) income taxes	(134,094)	(14)	(229,715)	(27)
Provision for (benefit from) income taxes	(22,239)	(3)	(49,284)	(8)
Net income (loss)	$(111,855)	(11)%	$(180,431)	(19)%
Comparison of the Fiscal Years Ended July 31, 2023 and 2022
Revenue
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

	Fiscal years ended July 31,
	2023		2022		Change
		% of total		% of total
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$352,145	39%	$259,232	32%	$92,913	36%
Support	77,522	9	84,476	10	(6,954)	(8)
License:
Term license	265,389	29	258,441	32	6,948	3
Perpetual license	204	—	190	—	14	7
Services	210,081	23	210,275	26	(194)	—
Total revenue	$905,341	100%	$812,614	100%	$92,727	11%
Subscription and Support
We anticipate subscriptions will continue to represent a majority of new arrangements, including customers migrating from existing term license arrangements to subscription services, in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue on a year-over-year basis. If we complete a higher percentage of subscription arrangements in a given period, our short-term growth rates will be negatively impacted. Due to the seasonal nature of our business, the impact of new subscription orders in our fourth fiscal quarter, our historically largest quarter for new orders, is not fully reflected in revenue until the following fiscal year.
Subscription revenue increased by $92.9 million compared to the prior year primarily due to the impact of cloud transition agreements and new subscription agreements entered into and provisioned since July 31, 2022, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.

Support revenue decreased by $7.0 million compared to the prior year, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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
Term license revenue increased by $6.9 million compared to the prior year primarily due to an increase in new deals and the impact of renewals of $10.9 million, which was partially offset by decreases due to agreements that migrated from a term license to a subscription service in the prior year of $4.0 million. Ongoing revenue related to migration agreements is recorded as subscription revenue. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $7.6 million during fiscal year 2023, as compared to $2.5 million in the prior year.
Perpetual license revenue accounted for less than 1% of total revenue in fiscal year 2023. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.
Services Revenue
Services revenue was flat compared to the prior year. Services revenue was impacted by the completion of implementations, partially offset by an increase from new and existing subscription implementation and migration projects. Services revenue overall continues to be impacted by contracts with lower average services billing rates and increased investments in customer implementations, including fixed fee or capped arrangements, to accelerate customer transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit. Additionally, our SI partners are leading more new subscription implementation and migration projects than in the past.
We expect some level of variability in our services revenue in future periods. As we successfully leverage our SI partners to lead more implementations and migrations, our services revenue could decrease. We expect challenges related to global events including inflation and our ability to hire additional services professionals will also continue to negatively impact services revenue. As we continue to expand into new markets and develop new services and products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margin.
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
Effective as of the beginning of fiscal year 2023, we revised our allocation methodology to more closely reflect the way our business is managed and to be more comparable to other companies in our industry. The change resulted in facilities expenses, information technology infrastructure and software expenses, and information security infrastructure and software expenses being allocated to all functional departments based on headcount, while other previously allocated expenses are recorded within general and administrative expenses. The effect of this change is an increase in general and administrative expenses and a decrease in cost of revenue and other operating expense categories. Prior period amounts have been re-classified to reflect the revised methodology in our prior year consolidated financial statements and accompanying notes for comparability purposes.
Cost of Revenue:

	Fiscal years ended July 31,
	2023		2022		Change
	Amount	% of total revenue	Amount	% of total revenue	($)	(%)
	(In thousands, except percentages)
Cost of revenue:
Subscription and support	$210,507	23%	$202,832	25%	$7,675	4%
License	6,488	1	8,754	1	(2,266)	(26)
Services	230,135	25	223,852	28	6,283	3
Total cost of revenue	$447,130	49%	$435,438	54%	$11,692	3%

Includes stock-based compensation of:
Cost of subscription and support revenue	$14,073		$13,222		$851
Cost of license revenue	463		692		(229)
Cost of services revenue	19,257		20,978		(1,721)
Total	$33,793		$34,892		$(1,099)

Cost of subscription and support revenue increased by $7.7 million primarily due to increases in cloud infrastructure expense of $9.2 million for our growing cloud usage and customer base, internal-use software amortization of $3.1 million, royalties of $1.0 million, and personnel costs of $0.7 million. These increases were partially offset by decreases in amortization of intangibles of $4.2 million due to certain acquired intangible assets being fully amortized, and professional services of $2.2 million. As a result of efficiencies that we are seeing from our previous investments in cloud operations and development efforts along with the challenges presented by the macroeconomic environment, we have slowed hiring and are critically evaluating professional services contracts and third-party software costs.
Due to our continued investment in cloud-based operations, increase in new cloud-based customers, and increased usage from existing cloud-based customers, the costs to provide our subscription and support services increased. We expect our cost of subscription and support revenue to decrease as a percentage of revenue, but increase in absolute dollars, due to inflation, platform and product investments, and more customers utilizing our cloud product. To address cloud infrastructure costs, we entered into a five-year agreement with our cloud infrastructure provider at lower per unit usage costs. However, we believe that the cost of subscription and support revenue will grow at a slower rate than subscription and support revenue in future years as we achieve economies of scale and other efficiencies. The short-term impact of these trends along with mix within subscription and support revenue may result in a decline in subscription and support gross margin even though subscription and support gross profit increases in absolute dollars.
The $2.3 million decrease in our cost of license revenue was primarily due to a decrease in personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $1.7 million, royalties of $0.4 million, and amortization of intangibles of $0.1 million due to certain acquired intangible assets being fully amortized.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $6.3 million increase in cost of services revenue was primarily due to increases in personnel expenses of $8.0 million associated with an increase in headcount, and software subscriptions of $0.8 million. These increases were partially offset by decreases in subcontractor expenses of $1.1 million, professional services of $1.1 million, and web hosting costs of $0.2 million.
We had 648 cloud operations and technical support employees and 784 professional service employees as of July 31, 2023 compared to 696 cloud operations and technical support employees and 755 professional services employees as of July 31, 2022.

Gross Profit

	Fiscal years ended July 31,
	2023		2022		Change
	Amount	margin %	Amount	margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
Subscription and support	$219,160	51%	$140,876	41%	$78,284	56%
License	259,105	98	249,877	97	9,228	4
Services	(20,054)	(10)	(13,577)	(6)	(6,477)	48
Total gross profit	$458,211	51%	$377,176	46%	$81,035	21%

Our gross profit increased by $81.0 million compared to the prior year. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, partially offset by a decrease in services gross profit due to the investments that we are making in our customers' transition to subscription services.
Our gross margin increased to 51% in fiscal year 2023, as compared to 46% in fiscal year 2022. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies, partially offset by lower services margin due to the investments that we are making in our customers' transition to subscription services.
We expect subscription and support gross margin to improve over the next several years as we gain efficiencies and increase the number of cloud customers. We expect services gross margin will improve as we lower our reliance on subcontractors and enter into fewer fixed fee arrangements. We expect license gross margin to fluctuate based on changes in revenue due to the timing of delivery of new multi-year term licenses and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively consistent from period to period in the future. Overall, we expect gross margins to continue to improve over time as improvements in subscription and support gross margin and services gross margin will more than offset the negative impact of revenue shifts away from high margin license revenue.

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
Effective as of the beginning of fiscal year 2023, we revised our allocation methodology to more closely reflect the way our business is managed and to be more comparable to other companies in our industry. The change resulted in facilities expenses, information technology infrastructure and software expenses, and information security infrastructure and software expenses being allocated to all functional departments based on headcount, while other previously allocated expenses are recorded within general and administrative expenses. The effect of this change is an increase in general and administrative expenses and a decrease in cost of revenue and other operating expense categories. Prior period amounts have been re-classified to reflect the revised methodology in our prior year consolidated financial statements and accompanying notes for comparability purposes.

	Fiscal years ended July 31,
	2023		2022		Change
		% of total		% of total
	Amount	revenue	Amount	revenue	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$249,746	28%	$229,230	28%	$20,516	9%
Sales and marketing	188,224	21	182,620	23	5,604	3
General and administrative	169,731	19	164,773	20	4,958	3
Total operating expenses	$607,701	68%	$576,623	71%	$31,078	5%

Includes stock-based compensation of:
Research and development	$39,865		$33,446		$6,419
Sales and marketing	29,925		31,281		(1,356)
General and administrative	39,259		37,392		1,867
Total	$109,049		$102,119		$6,930

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $20.5 million increase in research and development expenses was primarily due to increases in personnel costs of $25.2 million associated with higher headcount and software subscription costs of $1.0 million. These increases were partially offset by decreases in cloud hosting costs of $3.5 million and professional services of $2.2 million. Cloud hosting costs are benefiting from the efficiencies that we are achieving with GWCP and the five-year agreement with a cloud infrastructure services provider that was entered into in the first quarter of this fiscal year.
Our research and development headcount was 1,069 as of July 31, 2023, as compared to 972 as of July 31, 2022.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to support our growing customer base, but decrease as a percentage of revenue after a period of significant investment in cloud platform capabilities as overall hiring slows and we focus on hiring in lower cost regions. We continue to dedicate internal resources to develop, improve, and expand the functionality of our solutions and migrate our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.

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
The $5.6 million increase in sales and marketing expenses was primarily due to increases in personnel costs of $6.2 million, including $2.8 million related to contract acquisition costs and $1.5 million of severance expenses incurred in the first quarter of fiscal year 2023, travel costs of $2.6 million due to more in-person client interactions, and marketing and advertising costs of $0.5 million. These increases were partially offset by decreases in amortization of intangibles of $2.9 million due to certain acquired intangible assets being fully amortized, professional services costs of $0.5 million, and cloud hosting costs of $0.3 million.
Our sales and marketing headcount was 463 as of July 31, 2023, as compared to 475 as of July 31, 2022.
We expect our sales and marketing expenses to continue to increase in absolute dollars due to inflation and investments to support ongoing growth, but decrease as a percentage of revenue as overall hiring slows after a period of investment in building out our customer success team and adding analytics and cloud sales capabilities.
General and Administrative
Our general and administrative expenses include executive, finance, human resources, information technology, information security, legal, and corporate development and strategy functions, and primarily consist of personnel costs and, to a lesser extent, professional services, software costs, and cloud hosting costs.
The $5.0 million increase in our general and administrative expenses was primarily due to the net impact of the assignment of the lease agreement for our previous headquarters and concurrent sublease for office space in San Mateo, California with the same third party for our new worldwide headquarters which resulted in an $8.5 million expense, personnel costs of $3.0 million, which includes $1.0 million of severance expense incurred in the first quarter of fiscal year 2023, and software subscriptions and cloud hosting costs of $2.7 million. These increases were partially offset by decreases in facilities costs of $8.0 million and professional services costs of $1.5 million.
Our general and administrative headcount was 451 as of July 31, 2023, as compared to 478 as of July 31, 2022. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Fiscal years ended July 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income	$24,389	$6,277	$18,112	289%
Interest expense	$(6,716)	$(19,446)	$12,730	(65)%
Other income (expense), net	$(2,277)	$(17,099)	$14,822	(87)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income increased by $18.1 million in fiscal year 2023, primarily due to higher interest rates on invested funds, even though we had a lower funds available for investment.
Interest Expense

Prior to August 1, 2022 and adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, interest expense included both stated interest and the amortization of debt discount and issuance costs associated with our Convertible Senior Notes. Previously, the amortization of debt discount and issuance costs were recognized on an effective interest basis. For periods after August 1, 2022, there is no longer a debt discount component related to the Convertible Senior Notes as it was eliminated upon adoption. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate have not changed.
Interest expense for the 12 months ended July 31, 2023 consists of stated interest of $5.0 million and non-cash interest expense of $1.7 million related to amortization of debt issuance costs. Interest expense for the 12 months ended July 31, 2022 consists of stated interest of $5.0 million and non-cash interest expense of $14.4 million related to the amortization of debt discount and issuance costs.
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
Other income (expense), net in fiscal year 2023 was expense of $2.3 million compared to expense of $17.1 million in fiscal year 2022. The decrease was due to fluctuations in foreign currency exchange rates. In addition to the foreign currency exchange rate fluctuations during the fiscal year ended July 31, 2023, an impairment charge of $0.8 million was recognized related to a strategic equity investment.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Fiscal years ended July 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(22,239)	$(49,284)	$27,045	(55)%
Effective tax rate	17%	21%

We recognized an income tax benefit of $22.2 million for fiscal year 2023 compared to an income tax benefit of $49.3 million for fiscal year 2022. The decrease in our income tax benefit for fiscal year 2023 was primarily due to a decrease in pre-tax net loss, an increase in tax deficiencies related to stock-based compensation, certain non-deductible expenses, including executive compensation limitation, and an increase in foreign earnings taxed in the U.S., partially offset by an increase in research and development tax credits and the release of uncertain tax positions.
As of July 31, 2023, we had unrecognized tax benefits of $12.9 million that, if recognized, would affect our effective tax rate, as certain unrecognized tax benefits have a valuation allowance.
The effective tax rate could differ from the statutory U.S. Federal income tax rate of 21% primarily due to state taxes, tax deficiencies related to stock-based compensation, research and development credits, foreign earnings taxed in the U.S., release of uncertain tax positions, a change in valuation allowance and certain non-deductible expenses, including, but not limited to, executive compensation limitation.
Comparison of the Fiscal Years Ended July 31, 2022 and 2021
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 10-K for the fiscal year ended July 31, 2022, filed on September 26, 2022, for the discussion of the comparison of the fiscal year ended July 31, 2022 to the fiscal year ended July 31, 2021, the earliest of the three fiscal years presented in the consolidated financial statements.

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
The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Fiscal years ended July 31,
	2023	2022
Gross profit reconciliation:
GAAP gross profit	$458,211	$377,176
Non-GAAP adjustments:
Stock-based compensation	33,793	34,892
Amortization of intangibles	3,360	7,659
Non-GAAP gross profit	$495,364	$419,727

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(149,490)	$(199,447)
Non-GAAP adjustments:
Stock-based compensation	142,842	137,011
Amortization of intangibles	6,888	14,081
Acquisition consideration holdback	2,939	3,067
Net impact of assignment of lease agreement (1)	8,502	—
Non-GAAP income (loss) from operations	$11,681	$(45,288)

Net income (loss) reconciliation:
GAAP net income (loss)	$(111,855)	$(180,431)
Non-GAAP adjustments:
Stock-based compensation	142,842	137,011
Amortization of intangibles	6,888	14,081
Acquisition consideration holdback	2,939	3,067
Amortization of debt discount and issuance costs	1,703	14,391
Changes in fair value of strategic investments	802	(1,538)
Net impact of assignment of lease agreement (1)	8,502	—
Tax impact of non-GAAP adjustments	(22,611)	(29,105)
Non-GAAP net income (loss)	$29,210	$(42,524)

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(22,239)	$(49,284)
Non-GAAP adjustments:
Stock-based compensation	92,849	37,826

Amortization of intangibles	4,677	3,936
Acquisition consideration holdback	1,924	847
Amortization of debt discount and issuance costs	1,105	4,049
Changes in fair value of strategic investments	(103)	(471)
Net impact of assignment of lease agreement (1)	3,196	—
Tax impact of non-GAAP adjustments	(81,037)	(17,082)
Non-GAAP tax provision (benefit)	$372	$(20,179)

Net income (loss) per share reconciliation:
GAAP net income (loss) per share – diluted	$(1.36)	$(2.16)
Non-GAAP adjustments:
Stock-based compensation	1.74	1.63
Amortization of intangibles	0.08	0.16
Acquisition consideration holdback	0.04	0.03
Amortization of debt discount and issuance costs	0.02	0.17
Changes in fair value of strategic investments	0.01	0.01
Net impact of assignment of lease agreement (1)	0.10	—
Tax impact of non-GAAP adjustments	(0.28)	(0.35)
Non-GAAP net income (loss) per share – diluted	$0.35	$(0.51)

Shares used in computing Non-GAAP income (loss) per share amounts:
GAAP weighted average shares – diluted	82,176,629	83,569,517
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation	466,516	—
Pro forma weighted average shares – diluted	82,643,145	83,569,517
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

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	July 31, 2023	July 31, 2022
Cash, cash equivalents, and investments	$927,467	$1,163,675
Working capital	$726,342	$915,185
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
As of July 31, 2023, approximately $55.6 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Share Repurchase Program

In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. We entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon we provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of our common stock. As of July 31, 2023, the ASR was settled in full which resulted in total repurchases under the ASR of 3,229,479 shares of common stock at an average purchase price of $61.93 per share.
During the fiscal year ended July 31, 2023, the Company repurchased 4,041,284 shares of common stock at an average price of $64.78 per share, for an aggregate purchase price of $261.8 million. As of July 31, 2023, $138.2 million remained available for future share repurchases under the authorized and approved share repurchase program.
During the fiscal year ended July 31, 2022, we repurchased 322,545 shares of common stock at an average price of $116.11 per share for an aggregate purchase price of $37.5 million under a previous authorized and approved share repurchase program.
Cash Flows
Our cash flows from operations are significantly impacted by timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, commissions, payroll taxes, and other taxes. We expect that we will generate positive cash flows from operations on an annual basis in the future, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during our first fiscal quarter, which is the quarter ending October 31, as we generally pay cash bonuses to our employees for the prior fiscal year and seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter of the prior year. Additionally, our capital expenditures may fluctuate depending on future office build outs and development activities subject to capitalization.
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
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (in thousands):

	Fiscal years ended July 31,
	2023	2022
Net cash provided by (used in) operating activities	$38,395	$(37,940)
Net cash provided by (used in) investing activities	$12,712	$312,212
Net cash provided by (used in) financing activities	$(261,579)	$(37,335)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $76.3 million in fiscal year 2023 as compared to fiscal year 2022. The increase in operating cash provided was primarily attributable to an $81.0 million decrease in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items, partially offset by an increase of $4.7 million in cash used by working capital activities.
Cash Flows from Investing Activities
Net cash provided by investing activities decreased by $299.5 million in fiscal year 2023 as compared to fiscal year 2022. The decrease in cash provided by investing activities was primarily due to a decrease in net cash provided from available-for-sale securities transactions of $348.3 million, partially offset by lower capital expenditures and capitalized software development costs of $4.3 million, decreased business acquisition costs of $43.8 million as HazardHub was acquired in fiscal year 2022, and a $0.7 million net decrease in amounts paid for strategic investments.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $224.2 million in fiscal year 2023 as compared to fiscal year 2022. The increase in cash used was primarily because of our authorized share repurchase programs which resulted in our repurchase of $224.3 million more of our common stock during fiscal year 2023 compared to the same period a year ago, partially offset by an increase in proceeds from option exercises of $0.1 million.

Commitments and Contractual Obligations
Our estimated future obligations consist of leases, royalties, purchase obligations, debt, and taxes as of July 31, 2023. Refer to Note 8 “Leases,” Note 9 “Commitments and Contingencies,” and Note 11 “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
Effective during the fiscal year ended July 31, 2023, we entered into an agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period.
Effective during the fiscal year ended July 31, 2023, we assigned the remaining lease term of our previous headquarters and concurrently entered into a sublease for office space in San Mateo, California with the same third party for our new worldwide headquarters.
Off-Balance Sheet Arrangements
Through July 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of July 31, 2023 and 2022 were $927.5 million and $1,163.7 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $3.0 million and $3.6 million in the market value of our available-for-sale securities as of July 31, 2023 and 2022, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the periods ended July 31, 2023 and 2022, we recorded a foreign currency loss of $1.8 million and $17.2 million, respectively, in other income (expense) in our consolidated statements of operations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $28.8 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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

Item 8.Financial Statements and Supplemental Data

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Guidewire Software, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of revenue related to software licensing arrangements and subscriptions to cloud services with non-standard terms
As discussed in Notes 1 and 2 to the consolidated financial statements, revenue was derived principally from software licensing arrangements, subscriptions to cloud services, and implementation and other professional services. The Company recognized total revenue of $905.3 million for the year ended July 31, 2023. The Company’s software licensing arrangements generally have a two-year initial term and subscriptions to cloud services generally have a three- to five-year term, with a customer option to renew on an annual basis after the initial term. Consideration for software licensing arrangements and subscriptions to cloud services is typically billed in advance on an annual basis over the term.
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
Santa Clara, California
September 18, 2023

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2023	July 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$401,813	$606,303
Short-term investments	396,872	369,865
Accounts receivable, net of allowances of $218 and $359, respectively	151,034	143,797
Unbilled accounts receivable, net	87,752	71,515
Prepaid expenses and other current assets	62,132	61,223
Total current assets	1,099,603	1,252,703
Long-term investments	128,782	187,507
Unbilled accounts receivable, net	11,112	13,914
Property and equipment, net	54,499	80,740
Operating lease assets	52,373	90,287
Intangible assets, net	14,473	21,361
Goodwill	372,214	372,192
Deferred tax assets, net	226,875	191,461
Other assets	67,957	56,732
TOTAL ASSETS	$2,027,888	$2,266,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,627	$40,440
Accrued employee compensation	103,980	90,962
Deferred revenue, net	206,923	170,776
Other current liabilities	27,731	35,340
Total current liabilities	373,261	337,518
Lease liabilities	42,972	105,123
Convertible senior notes, net	397,171	358,216
Deferred revenue, net	5,988	7,500
Other liabilities	9,030	6,883
Total liabilities	828,422	815,240
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2023 and 2022; 81,440,669 and 84,084,209 shares issued and outstanding as of July 31, 2023 and 2022, respectively	8	8
Additional paid-in capital	1,831,267	1,755,476
Accumulated other comprehensive income (loss)	(13,859)	(19,845)
Retained earnings (accumulated deficit)	(617,950)	(283,982)
Total stockholders’ equity	1,199,466	1,451,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,027,888	$2,266,897

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2023	2022	2021
Revenue:
Subscription and support	$429,667	$343,708	$252,358
License	265,593	258,631	303,792
Services	210,081	210,275	187,117
Total revenue	905,341	812,614	743,267
Cost of revenue:
Subscription and support	210,507	202,832	157,488
License	6,488	8,754	10,569
Services	230,135	223,852	185,650
Total cost of revenue	447,130	435,438	353,707
Gross profit:
Subscription and support	219,160	140,876	94,870
License	259,105	249,877	293,223
Services	(20,054)	(13,577)	1,467
Total gross profit	458,211	377,176	389,560
Operating expenses:
Research and development	249,746	229,230	201,465
Sales and marketing	188,224	182,620	150,521
General and administrative	169,731	164,773	143,158
Total operating expenses	607,701	576,623	495,144
Income (loss) from operations	(149,490)	(199,447)	(105,584)
Interest income	24,389	6,277	7,395
Interest expense	(6,716)	(19,446)	(18,711)
Other income (expense), net	(2,277)	(17,099)	12,619
Income (loss) before provision for (benefit from) income taxes	(134,094)	(229,715)	(104,281)
Provision for (benefit from) income taxes	(22,239)	(49,284)	(37,774)
Net income (loss)	$(111,855)	$(180,431)	$(66,507)
Net income (loss) per share:
Basic and diluted	$(1.36)	$(2.16)	$(0.79)
Shares used in computing net income (loss) per share:
Basic and diluted	82,176,629	83,569,517	83,577,375

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended July 31,
	2023	2022	2021
Net income (loss)	$(111,855)	$(180,431)	$(66,507)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,642	(7,201)	1,779
Unrealized gains (losses) on available-for-sale securities	5,377	(8,342)	(4,746)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	(1,053)	2,009	872
Reclassification adjustment for realized gains (losses) included in net income (loss)	(980)	(93)	1,123
Total other comprehensive income (loss)	5,986	(13,627)	(972)
Comprehensive income (loss)	$(105,869)	$(194,058)	$(67,479)

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2020	83,461,925	$8	$1,499,050	$(5,246)	$162,956	$1,656,768
Net income ( loss)	—	—	—	—	(66,507)	(66,507)
Issuance of common stock upon exercise of stock options	53,932	—	1,932	—	—	1,932
Issuance of common stock upon vesting of RSUs	1,167,291	—	—	—	—	—
Stock-based compensation	—	—	116,222	—	—	116,222
Repurchase and retirement of common stock	(1,488,991)	—	—	—	(162,549)	(162,549)
Foreign currency translation adjustment	—	—	—	1,779	—	1,779
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(3,874)	—	(3,874)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	1,123	—	1,123
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894
Net income (loss)	—	—	—	—	(180,431)	(180,431)
Issuance of common stock upon exercise of stock options	10,472	—	116	—	—	116
Issuance of common stock upon vesting of RSUs	1,202,125	—	—	—	—	—
Stock-based compensation	—	—	138,156	—	—	138,156
Repurchase and retirement of common stock	(322,545)	—	—	—	(37,451)	(37,451)
Foreign currency translation adjustment	—	—	—	(7,201)	—	(7,201)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(6,333)	—	(6,333)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(93)	—	(93)
Balance as of July 31, 2022	84,084,209	$8	$1,755,476	$(19,845)	$(283,982)	$1,451,657
Net income (loss)	—	—	—	—	(111,855)	(111,855)
Issuance of common stock upon exercise of stock options	6,582	—	228	—	—	228
Issuance of common stock upon vesting of RSUs	1,391,162	—	—	—	—	—
Stock-based compensation		—	143,566	—	—	143,566
Repurchase and retirement of common stock	(4,041,284)	—	—	—	(261,807)	(261,807)
Foreign currency translation adjustment	—	—	—	2,642	—	2,642
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	4,324	—	4,324
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(980)	—	(980)
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(68,003)	—	39,694	(28,309)
Balance as of July 31, 2023	81,440,669	$8	1,831,267	(13,859)	(617,950)	1,199,466

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(111,855)	$(180,431)	$(66,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,838	33,540	36,955
Amortization of debt discount and issuance costs	1,703	14,391	13,617
Amortization of contract costs	17,966	14,456	11,442
Stock-based compensation	142,842	137,011	115,009
Changes to allowance for credit losses and revenue reserves	(131)	2,597	226
Deferred income tax	(27,516)	(54,115)	(35,789)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(4,858)	5,498	6,567
Changes in fair value of strategic investments	802	(1,545)	—
Accelerated depreciation related to lease assignment	26,921	—	—
Gain from lease assignment	(18,419)	—	—
Other non-cash items affecting net income (loss)	164	63	863
Changes in operating assets and liabilities:
Accounts receivable	(7,301)	(42,545)	10,820
Unbilled accounts receivable	(13,435)	18,106	(19,194)
Prepaid expenses and other assets	(22,613)	(23,390)	(16,764)
Operating lease assets	(19,000)	7,160	6,350
Accounts payable	(6,080)	13,580	3,627
Accrued employee compensation	12,440	(8,942)	41,526
Deferred revenue	34,635	31,564	12,940
Lease liabilities	9,548	(9,637)	(3,346)
Other liabilities	(2,256)	4,699	(6,755)
Net cash provided by (used in) operating activities	38,395	(37,940)	111,587
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(506,115)	(519,536)	(1,033,095)
Maturities and sales of available-for-sale securities	547,094	908,914	1,128,524
Purchases of property and equipment	(5,821)	(9,510)	(19,008)
Capitalized software development costs	(11,606)	(12,266)	(9,846)
Acquisition of strategic investments	(10,840)	(11,560)	(2,384)
Acquisition of business, net of acquired cash	—	(43,830)	—
Net cash provided by (used in) investing activities	12,712	312,212	64,191
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	228	116	1,932
Repurchase and retirement of common stock	(261,807)	(37,451)	(161,319)
Net cash provided by (used in) financing activities	(261,579)	(37,335)	(159,387)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,576	(7,161)	1,550
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(207,896)	229,776	17,941
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	614,686	384,910	366,969
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$406,790	$614,686	$384,910
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,000	$5,000
Cash paid for income taxes, net of tax refunds	$5,167	$4,323	$4,155
Accruals for purchase of property and equipment	$1,136	$1,114	$1,676
Accruals for capitalized cloud software development costs	$1,094	$1,250	$845
Accrual for shares repurchased	$—	$—	$1,230

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which combines core operations, digital engagement, analytics, machine learning, and artificial intelligence (“AI”) applications. The Company’s technology platform supports core insurance operations, including underwriting, policy administration, claim management, and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
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
Reclassification
Effective as of the beginning of fiscal year 2023, the Company revised its allocation methodology for determining the presentation of certain expenses. The change resulted in facilities expenses, information technology infrastructure and software expenses, and information security infrastructure and software expenses being allocated to all functional departments based on headcount, while the remaining previously allocated costs being recorded within general and administrative expenses. The impact was an increase in general and administrative expenses and a decrease in cost of revenue and other operating expense categories. Accordingly, prior period amounts have been reclassified to conform to the current period presentation in the Company's consolidated financial statements and the accompanying notes presented herein.
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

Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. At July 31, 2023, unearned acquisition consideration holdback of $2.9 million was included in prepaid expenses and other current assets and $2.1 million was included in other assets in the consolidated balance sheet.
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
The Company may also enter into agreements to sublease unoccupied office space. Any sublease payments received in excess of the straight-line rent expense related to the subleased space are recorded as an offset to operating expenses over the sublease term.
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
No customer individually accounted for 10% or more of the Company’s revenue for the years ended July 31, 2023, 2022, and 2021. As of July 31, 2023 and July 31, 2022, no customer accounted for 10% or more of the Company’s total accounts receivable.
Accounts Receivable and Allowances
Accounts receivable are recorded at invoiced amounts and do not bear interest. While the Company does not require collateral, the Company performs ongoing credit evaluations of its customers. The Company maintains an allowance for credit losses based upon the expected collectability of its accounts receivable and unbilled accounts receivable. The expectation of collectability is based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Credit losses are recorded in general and administrative expense while billing and other revenue adjustments are recorded against the corresponding revenue financial statement line item in the consolidated statements of operations.
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
Subscriptions are typically sold with a three to five-year initial term with a customer option to renew on an annual basis after the initial term. Term licenses generally have a two-year initial term with a customer option to renew on an annual basis after the initial term. In certain circumstances, the Company will enter into term licenses with an initial term of more than two years or a renewal period longer than one year. Support for term licenses follows the same contract periods. Professional services typically are time and materials contracts that last for an average period of approximately one year.
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
The Company elected the practical expedient to evaluate whether a significant financing component exists when the contract term is greater than one year and the timing of revenue recognition occurs in advance of invoicing. This timing difference occurs when control of the software license is transferred at a point in time, usually at the contract onset, but the customer payments occur over time. This timing difference can also occur when subscription services have significant ramps in the annual invoice amount over the committed term. A significant financing component generally does not exist under the Company’s standard contracting and billing practices. For example, the Company’s typical time-based licenses have a two-year initial term with the final payment due at the end of the first year and the Company’s typical subscription services are generally billed in advance of providing the services.
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. Some of the Company’s performance obligations, such as support, implementation services, and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.
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
Revenue from subscription arrangements is recognized ratably over the subscription period using a time-based measure of progress as customers receive the benefits from their subscriptions over the contractually agreed-upon term. The Company’s subscription arrangements are generally three to five years in duration. Consideration for subscription arrangements is typically billed in advance on an annual basis over the contract period and the annual billing may ramp over the contract period.
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
Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract and the expected amortization period is greater than one year. Contract costs are classified as either current or non-current based on the duration of time remaining between the date of the consolidated balance sheets and the anticipated amortization date of the associated costs. Capitalized customer acquisition costs related to software licenses, subscriptions, and support services are amortized over the anticipated period in which the benefit is expected to be received, which the Company estimates to be approximately five years. The amortization of customer acquisition costs is classified as a sales and marketing expense in the consolidated statement of operations.
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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were $0.3 million during the year ended July 31, 2023, and were not material during the years ended July 31, 2022 and 2021.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. The Company has granted stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). RSUs and PSUs are collectively referred to as “Stock Awards.”
The fair value of the Company’s RSUs and PSUs is equal to the market value of the Company’s common stock on the date of grant. These awards are subject to time-based vesting, which generally occurs over a period of three to four years. The Company recognizes compensation expense for awards that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes the compensation cost for awards that contain performance conditions using the graded vesting method and a portion of the expense may fluctuate depending on changing estimates of the achievement of the performance conditions.
The fair value of the Company’s stock options is estimated at the grant date using the Black-Scholes option-pricing model. Recently granted stock options are subject to time-based vesting, which generally occurs over a period of two years. The Company recognizes compensation expense for stock options that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock options. The inputs used in the Black-Scholes option-pricing model, which are subjective and generally requires significant judgment to determine, include:
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

The Company adopted the ASU using the modified retrospective transition method, and the prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. As a result of the adoption, the Company accounts for the Convertible Senior Notes as a single liability and no longer separately accounts for the liability and equity components. The adoption of this ASU also resulted in the de-recognition of a deferred tax liability, which represented a basis difference in the face value of the Convertible Senior Notes due to the previous allocation of a portion of the proceeds to the equity component. Additionally, the Company recorded a cumulative adjustment to decrease the beginning balance of the accumulated deficit on August 1, 2022, which represented a reversal of the previously recorded amortization of debt discount through July 31, 2022.

The following table summarizes the adjustments made to the consolidated balance sheet as of August 1, 2022 as a result of applying the modified retrospective adoption method (in thousands):

	Balances reported as of July 31, 2022	Cumulative effect adjustment due to adoption of ASU 2020-06	Adjusted beginning balance as of August 1, 2022
Deferred tax assets, net	$191,461	$8,944	$200,405
Convertible senior notes, net	$(358,216)	$(37,253)	$(395,469)
Additional paid-in capital	$(1,755,476)	$68,003	$(1,687,473)
Accumulated deficit	$283,982	$(39,694)	$244,288
Other Accounting Pronouncements
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2.Revenue
Disaggregation of Revenue
Revenue by license or service type is as follows (in thousands):

	Fiscal years ended July 31,
	2023	2022	2021
Subscription and support
Subscription	$352,145	$259,232	$168,649
Support	77,522	84,476	83,709
License
Term license	265,389	258,440	303,309
Perpetual license	204	191	483
Services	210,081	210,275	187,117
Total revenue	$905,341	$812,614	$743,267
Revenue by revenue type and by geography is as follows (in thousands):

	Fiscal year ended July 31, 2023
	Subscription and support	License	Services	Total
United States	$289,152	$141,465	$143,243	$573,860
Canada	71,039	16,677	17,965	105,681
Other Americas	5,891	3,323	3,090	12,304
Total Americas	366,082	161,465	164,298	691,845
United Kingdom	10,255	23,938	2,733	36,926
Other EMEA	30,406	42,805	32,505	105,716
Total EMEA	40,661	66,743	35,238	142,642
Total APAC	22,924	37,385	10,545	70,854
Total revenue	$429,667	$265,593	$210,081	$905,341

	Fiscal year ended July 31, 2022
	Subscription and support	License	Services	Total
United States	$229,177	$151,464	$135,783	$516,424
Canada	55,633	17,145	27,232	100,010
Other Americas	4,608	3,094	2,682	10,384
Total Americas	289,418	171,703	165,697	626,818
United Kingdom	9,421	20,740	4,074	34,235
Other EMEA	22,732	32,508	28,944	84,184
Total EMEA	32,153	53,248	33,018	118,419
Total APAC	22,137	33,680	11,560	67,377
Total revenue	$343,708	$258,631	$210,275	$812,614

	Fiscal year ended July 31, 2021
	Subscription and support	License	Services	Total
United States	$167,920	$180,742	$123,498	$472,160
Canada	35,465	26,214	13,464	75,143
Other Americas	4,234	4,651	5,307	14,192
Total Americas	207,619	211,607	142,269	561,495
United Kingdom	6,911	21,032	4,333	32,276
Other EMEA	20,449	39,553	29,574	89,576
Total EMEA	27,360	60,585	33,907	121,852
Total APAC	17,379	31,600	10,941	59,920
Total revenue	$252,358	$303,792	$187,117	$743,267
No country or region other than those listed above accounted for more than 10% of revenue during the years ended July 31, 2023, 2022, and 2021.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the consolidated balance sheets as follows (in thousands):

	July 31, 2023	July 31, 2022
Unbilled accounts receivable, net	$98,864	$85,429
Contract costs, net	$47,254	$44,235
Deferred revenue, net	$212,911	$178,276
Unbilled accounts receivable

The unbilled accounts receivable, net increased by $13.4 million primarily due to cloud subscription orders with ramped billing schedules, partially offset by the impact of current year billings on multi-year term license arrangements.
As of July 31, 2023 and 2022, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $15.9 million and $14.8 million is included in prepaid and other current assets on the Company’s consolidated balance sheets as of July 31, 2023 and 2022, respectively. The non-current portion of contract costs of $31.3 million and $29.4 million is included in other assets on the Company’s consolidated balance sheets as of July 31, 2023 and 2022, respectively. The Company amortized $18.0 million, $14.5 million, and $11.4 million of contract costs during the fiscal years ended July 31, 2023, 2022, and 2021 respectively.
Deferred revenue
During the fiscal year ended July 31, 2023, the Company recognized revenue of $167.3 million related to the Company’s deferred revenue balance as of July 31, 2022.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied, was approximately $1.5 billion as of July 31, 2023. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$84,180	$9	$(151)	$84,038
Commercial paper	150,254	—	—	150,254
Corporate bonds	200,691	41	(1,590)	199,142
U.S. Government bonds	87,064	1	(1,230)	85,835
Asset-backed securities	43,573	18	(234)	43,357
Foreign government bonds	14,559	—	(203)	14,356
Certificates of deposit	34,395	—	—	34,395
Money market funds	229,721	—	—	229,721
Total	$844,437	$69	$(3,408)	$841,098

	July 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities	$37,572	$—	$(586)	$36,986
Commercial paper	197,998	—	—	197,998
Corporate bonds	320,474	8	(4,880)	315,602
U.S. Government bonds	47,014	—	(1,312)	45,702
Asset-backed securities	54,782	—	(611)	54,171
Foreign government bonds	15,109	—	(361)	14,748
Municipal bonds	205	—	—	205
Certificates of deposit	43,715	—	—	43,715
Money market funds	349,492	—	—	349,492
Total	$1,066,361	$8	$(7,750)	$1,058,619

The Company does not consider any portion of the unrealized losses at July 31, 2023 to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	July 31, 2023
	Less Than 12 Months	12 months or greater	Total
U.S. Government agency securities	$77,579	$6,459	$84,038
Commercial paper	150,254	—	150,254
Corporate bonds	156,396	42,746	199,142
U.S. Government bonds	50,549	35,286	85,835
Asset-backed securities	2,705	40,652	43,357
Foreign government bonds	10,717	3,639	14,356
Certificates of deposit	34,395	—	34,395
Money market funds	229,721	—	229,721
Total	$712,316	$128,782	$841,098
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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Government agency securities	$—	$8,478	$—	$8,478
Commercial paper	—	61,296	—	61,296
U.S. Government bonds	—	15,949	—	15,949
Money market funds	229,721	—	—	229,721
Total cash equivalents	229,721	85,723	—	315,444
Short-term investments:
U.S. Government agency securities	—	69,101	—	69,101
Commercial paper	—	88,958	—	88,958
Corporate bonds	—	156,396	—	156,396
U.S. Government bonds	—	34,600	—	34,600
Asset-backed securities	—	2,705	—	2,705
Foreign government bonds	—	10,717	—	10,717
Certificates of deposit	—	34,395	—	34,395
Total short-term investments	—	396,872	—	396,872
Long-term investments:
U.S. Government agency securities	—	6,459	—	6,459
Corporate bonds	—	42,746	—	42,746
U.S. Government bonds	—	35,286	—	35,286
Asset-backed securities	—	40,652	—	40,652
Foreign government bonds	—	3,639	—	3,639
Total long-term investments	—	128,782	—	128,782
Total	$229,721	$611,377	$—	$841,098

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Government agency securities	$—	$10,000	$—	$10,000
Commercial paper	—	132,066	—	132,066
Certificates of deposit	—	9,689	—	9,689
Money market funds	349,492	—	—	349,492
Total cash equivalents	349,492	151,755	—	501,247
Short-term investments:
U.S. Government agency securities	—	26,986	—	26,986
Commercial paper	—	65,932	—	65,932
Corporate bonds	—	203,960	—	203,960
U.S. Government bonds	—	25,429	—	25,429
Asset-backed securities	—	8,627	—	8,627
Foreign government bonds	—	4,700	—	4,700
Municipal bonds	—	205	—	205
Certificates of deposit	—	34,026	—	34,026
Total short-term investments	—	369,865	—	369,865
Long-term investments:
Corporate bonds	—	111,642	—	111,642
U.S. Government bonds	—	20,273	—	20,273
Asset-backed securities	—	45,544	—	45,544
Foreign government bonds	—	10,048	—	10,048
Total long-term investments	—	187,507	—	187,507
Total	$349,492	$709,127	$—	$1,058,619

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $388.2 million and $387.6 million at July 31, 2023 and 2022, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2). The Company carries the Convertible Senior Notes at initial fair value less unamortized debt discount and issuance costs on its consolidated balance sheets. For further information on the Convertible Senior Notes, see Note 7.
4. Acquisitions
On August 18, 2021, the Company completed its acquisition of HazardHub, Inc. (“HazardHub”) for net cash consideration of approximately $53 million, subject to customary transaction adjustments, including $8.2 million of acquisition consideration holdback subject to service conditions over three years. The unearned holdback amount is held in escrow and considered restricted cash. HazardHub provides property risk insights to the property and casualty insurance industry through curation, analysis, and distillation of vast amounts of data to deliver a comprehensive, national catalog of risks that may damage or destroy property. The acquisition was accounted for as a business combination.
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
The measurement period ended on August 17, 2022, and the final allocation of the purchase consideration is as follows:

	Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$176
Acquired technology	9,700	5
Customer relationships	5,100	5
Trademarks	900	7
Goodwill	31,337
Deferred tax liability	(2,882)
Total purchase consideration	$44,331
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
5. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	July 31, 2023	July 31, 2022
Accounts receivable	$151,252	$144,156
Allowance for credit losses and revenue reserves	(218)	(359)
Accounts receivable, net	$151,034	$143,797
Allowance for Credit Losses and Revenue Reserves
Changes to the allowance for credit losses and revenue reserves consists of the following (in thousands):

Balance as of July 31, 2022	$359
Net changes to credit losses	—
Net changes to revenue reserves	(131)
Write-offs, net	(10)
Balance as of July 31, 2023	$218
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2023	July 31, 2022
Prepaid expenses	$21,761	$24,273
Contract costs	15,918	14,843
Deferred costs	6,753	9,969
Deposits and other receivables	17,700	12,138
Prepaid expenses and other current assets	$62,132	$61,223
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	July 31, 2023	July 31, 2022
Computer hardware	$13,880	$14,472
Purchased software	4,671	5,124
Capitalized software development costs	52,163	38,724
Equipment and machinery	3,432	8,248
Furniture and fixtures	6,302	11,467
Leasehold improvements	23,110	59,059
Total property and equipment	103,558	137,094
Less accumulated depreciation	(49,059)	(56,354)
Property and equipment, net	$54,499	$80,740
As of July 31, 2023 and 2022, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $36.3 million, $14.0 million and $14.0 million for the fiscal years ended July 31, 2023, 2022, and 2021, respectively. Depreciation expense for the fiscal year ended July 31, 2023 includes $26.9 million of accelerated depreciation expense, recorded from the date the lease was assigned through the date that the lease term ended related to the assignment to an unrelated third party of the Company’s previous office headquarters, which was recognized in general and administrative expenses on the consolidated statements of operations. Refer to Note 8 “Leases” for information about the lease assignment of the previous office headquarters.
The Company recognized amortization of capitalized software development costs in cost of subscription and support revenue on the consolidated statements of operations of $9.9 million, $6.3 million and $3.4 million during the fiscal years ended July 31, 2023, 2022, and 2021 respectively.
Goodwill and Intangible Assets, Net
There were no significant changes in the carrying amount of goodwill from July 31, 2022 to July 31, 2023.
The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		July 31, 2023			July 31, 2022
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Acquired technology	3.1	$9,700	$3,786	$5,914	$38,100	$28,826	$9,274
Customer contracts and related relationships	2.6	23,100	15,674	7,426	23,100	12,653	10,447
Partner relationships	1.7	200	163	37	200	141	59
Trademarks	3.5	3,400	2,304	1,096	3,400	1,819	1,581
Total	2.9	$36,400	$21,927	$14,473	$64,800	$43,439	$21,361
Amortization expense was $6.9 million, $14.1 million, and $20.0 million during the years ended July 31, 2023, 2022, and 2021, respectively. The future amortization expense for existing intangible assets as of July 31, 2023, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2024	$5,468
2025	5,026
2026	3,572
2027	272
2028	129
Thereafter	6
Total future amortization expense	$14,473
Other Assets
Other assets consist of the following (in thousands):

	July 31, 2023	July 31, 2022
Prepaid expenses	$3,111	$3,085
Contract costs	31,337	29,392
Deferred costs	3,664	1,256
Strategic equity investments	27,772	18,023
Other	2,073	4,976
Other assets	$67,957	$56,732

The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. The Company invested $10.8 million and $12.3 million in new strategic equity investments during the fiscal year ended July 31, 2023 and 2022, respectively. An impairment charge of $0.8 million was recognized related to a strategic equity investment during the fiscal year ended July 31, 2023. No impairment charge related to strategic equity investments was recognized during the fiscal year ended July 31, 2022.

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	July 31, 2023	July 31, 2022
Bonus	$64,048	$55,206
Commission	10,108	6,247
Vacation	6,429	5,728
Salaries, payroll taxes, and benefits	23,395	23,781
Accrued employee compensation	$103,980	$90,962

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	July 31, 2023	July 31, 2022
Lease liabilities	$8,433	$12,238
Accrued royalties	6,301	10,575
Accrued taxes	4,158	6,566
Other	8,839	5,961
Other current liabilities	$27,731	$35,340

6. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For options to purchase common stock and Stock Awards, the Company uses the treasury stock method for calculating diluted earnings per share in all periods presented. Effective August 1, 2022, the Company adopted ASU 2020-06 which requires the use of the if-converted method for the Convertible Senior Notes. During fiscal years 2022 and 2021, the Company used the treasury stock method for the Convertible Senior Notes.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the fiscal years ended July 31, 2023, 2022, and 2021 (in thousands, except share and per share amounts):

	Fiscal years ended July 31,
	2023	2022	2021
Numerator:
Net income (loss)	$(111,855)	$(180,431)	$(66,507)
Net income (loss) per share:
Basic and diluted	$(1.36)	$(2.16)	$(0.79)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	82,176,629	83,569,517	83,577,375
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Fiscal years ended July 31,
	2023	2022	2021
Stock options	11,978	24,206	37,980
Stock awards	2,352,203	1,836,455	2,737,597
Convertible senior notes	3,516,480	33,417	52,430
Except for the first quarter in fiscal year 2022 and the second quarter in fiscal year 2021, the average market price of the Company’s common stock did not exceed the conversion price using the treasury stock method. In fiscal year 2023, the average market price of the Company’s common stock did not exceed the conversion price using the if-converted method.

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
The net carrying value of the liability component, unamortized debt discount, and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	July 31, 2023	July 31, 2022
Principal	$400,000	$400,000
Less unamortized:
Debt discount(1)	—	37,253
Debt issuance costs	2,829	4,531
Net carrying amount	$397,171	$358,216
(1) Effective August 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method which resulted in the accounting for the Convertible Senior Notes as a single liability and no longer required the liability and equity components to be accounted for separately. The prior periods have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for each respective period.
The effective interest rate of the Convertible Senior Notes after the adoption of ASU 2020-06 on August 1, 2022 is 1.69%. Prior to the adoption of ASU 2020-06, the effective interest rate of the Convertible Senior Notes was 5.53%.
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Fiscal years ended July 31,
	2023	2022	2021
Contractual interest expense	$5,000	$5,000	$5,000
Amortization of debt discount(1)	—	12,945	12,310
Amortization of debt issuance costs	1,703	1,446	1,307
Total	$6,703	$19,391	$18,617
(1) Effective August 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method which resulted in the accounting for the Convertible Senior Notes as a single liability and no longer required the liability and equity components to be accounted for separately. The prior periods have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for each respective period.

As of July 31, 2023, the if-converted value did not exceed the outstanding principal of the Convertible Senior Notes.
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
In February 2023, the Company assigned (“the Lease Assignment”) the remaining lease term of its previous headquarters and concurrently entered into a sublease for office space in San Mateo, California with the same third party for its new worldwide headquarters. As a result of the Lease Assignment, the Company recognized an $8.5 million loss in general and administrative operating expenses during the fiscal year ended July 31, 2023 on the consolidated statements of operations. The loss is comprised of an $18.4 million gain from the de-recognition of the operating lease asset of $56.9 million, the de-recognition of the lease liability of $75.5 million, and other expenses related to the Lease Assignment of $0.2 million, offset by accelerated depreciation expense related to property and equipment, primarily consisting of leasehold improvements, at the previous headquarters of $26.9 million. In fiscal year 2023 upon lease commencement of the new worldwide headquarters, the Company recognized a $27.1 million operating lease asset and $19.6 million lease liability.
Components of operating lease costs were as follows (in thousands):

	Fiscal years ended July 31,
	2023	2022	2021
Operating lease costs (1)	$12,192	$15,992	$17,614
Variable lease costs	4,353	5,496	5,017
Sublease income	(898)	(1,451)	(1,587)
Net operating lease costs	$15,647	$20,037	$21,044
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.9 million in each of the fiscal years ended July 31, 2023, 2022, and 2021, respectively.

Future operating lease payments as of July 31, 2023 were as follows (in thousands):

Fiscal year ending July 31,
2024	$10,281
2025	10,980
2026	10,679
2027	9,584
2028	3,678
Thereafter	12,296
Total future lease payments	57,498
Less imputed interest	(6,093)
Total lease liability balance	$51,405
Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	As of July 31,
	2023	2022
Operating lease assets	$52,373	$90,287

Current portion of lease liabilities	8,433	12,238
Non-current portion of lease liabilities	42,972	105,123
Total lease liabilities	$51,405	$117,361

Weighted average remaining lease term (years)	6.17	7.65
Weighted average discount rate	3.92%	4.00%
The Lease Assignment executed in February 2023 resulted in a reduction of the associated operating lease assets and lease liabilities as described above.
Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Fiscal years ended July 31,
	2023	2022	2021
Cash payments for operating leases	$12,569	$19,120	$17,837
Operating lease assets obtained in exchange for operating lease liabilities	$(36,981)	$5,867	$6,503
9. Commitments and Contingencies
The Company’s contractual obligations and commitments as of July 31, 2023 are as follows (in thousands):

	Purchase Commitments(1)	Long Term Debt(2)	Total
Fiscal Year Ending July 31,
2024	$170,027	$5,000	$175,027
2025	136,936	405,000	541,936
2026	137,356	—	137,356
2027	139,302	—	139,302
2028	34,712	—	34,712
Thereafter	—	—	—
Total	$618,333	$410,000	$1,028,333

(1) Purchase commitments represent royalty obligations and commitments to purchase goods and services, entered into in the ordinary course of business, for which a penalty could be imposed if the agreement was cancelled for any reason other than an event of default as described by the agreement. During fiscal year 2023, the Company entered into an agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period. Purchase commitments do not include lease obligations (refer to Note 8).
(2) Long-term debt consists of principal and interest payments on the Company’s Convertible Senior Notes. The $400 million in principal will be due in March 2025.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of July 31, 2023 and 2022, respectively. The Company has not accrued for estimated losses in the accompanying consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of July 31, 2023 and 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
10. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s consolidated statements of operations as follows (in thousands):

	Fiscal years ended July 31,
	2023	2022	2021
Stock-based compensation expense	$143,566	$138,156	$116,222
Net impact of deferred stock-based compensation	(724)	(1,145)	(1,213)
Total stock-based compensation expense	$142,842	$137,011	$115,009

Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$14,073	$13,222	$10,243
Cost of license revenue	463	692	770
Cost of services revenue	19,257	20,978	20,213
Research and development	39,865	33,446	27,452
Sales and marketing	29,925	31,281	24,617
General and administrative	39,259	37,392	31,714
Total stock-based compensation expense	142,842	137,011	115,009
Tax benefit from stock-based compensation	22,566	26,151	31,891
Total stock-based compensation, net of tax effect	$120,276	$110,860	$83,118
Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of July 31, 2023 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$2,512	1.1
Stock Awards	250,410	2.4
Total unrecognized stock-based compensation expense	$252,922

Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2020	2,445,698	$99.34	$287,761
Granted	1,429,325	$111.22
Released	(1,167,291)	$96.83	$131,188
Canceled	(312,764)	$103.22
Balance as of July 31, 2021	2,394,968	$107.15	$275,900
Granted	1,942,391	$112.83
Released	(1,202,125)	$107.29	$118,669
Canceled	(349,881)	$111.80
Balance as of July 31, 2022	2,785,353	$110.47	$216,478
Granted	2,287,778	$66.36
Released	(1,391,162)	$100.92	$97,324
Canceled	(267,263)	$99.31
Balance as of July 31, 2023	3,414,706	$85.68	$289,635
Expected to vest as of July 31, 2023	3,414,706	$85.68	$289,635
(1)Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $84.82, $77.72, and $115.20 on July 31, 2023, 2022, and 2021, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executives and employees of the Company received PSUs in addition to RSUs. PSUs awarded will vest over three years with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year. The Company recognized stock-based compensation related to these performance-based stock awards of $15.0 million, $14.7 million, and $13.9 million in fiscal years 2023, 2022, and 2021, respectively.

Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2020	80,332	$29.80	5.2	$7,058
Granted	—	$—
Exercised	(53,932)	$36.00		$3,986
Canceled	(1,122)	$11.24
Balance as of July 31, 2021	25,278	$17.39	5.0	$2,472
Granted	60,900	$71.67
Exercised	(10,472)	$11.10		$1,047
Canceled	—	$—
Balance as of July 31, 2022	75,706	$61.93	8.7	$1,196
Granted	121,168	$66.76
Exercised	(6,582)	$34.60		$255
Canceled	(2,720)	$69.60
Balance as of July 31, 2023	187,572	$65.90	8.8	$3,549
Vested and expected to vest as of July 31, 2023	187,572	$65.90	8.8	$3,549
Exercisable as of July 31, 2023	8,224	$11.64	3.5	$602
(1)Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $84.82, $77.72, and $115.20 on July 31, 2023, 2022, and 2021, respectively, and the exercise price of outstanding stock options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Valuation of Awards
Stock Options
The fair value of the stock options is estimated at the grant date using the Black-Scholes option-pricing model, which included the following assumptions:

	Fiscal year ended July 31,
	2023	2022
Expected term (in years)	6.00	6.00
Risk-free interest rate	2.89% - 4.20%	3.04% - 3.55%
Expected volatility	32.14% - 33.05%	31.75% - 31.94%
Expected dividend yield	—%	—%
There were no stock options granted during fiscal year 2021.
Common Stock Reserved for Issuance
As of July 31, 2023 and 2022, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 81,440,669 and 84,084,209 shares of common stock were issued and outstanding, respectively. As of July 31, 2023 and 2022, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2023	July 31, 2022
Exercise of stock options to purchase common stock	187,572	75,706
Vesting of stock awards	3,414,706	2,785,353
Shares available under stock plans	2,996,441	3,360,659
Total common stock reserved for issuance	6,598,719	6,221,718

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
In September 2022, the Company entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon the Company provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of the Company’s common stock. Under the terms of the ASR, the total number of shares delivered and average price paid per share was determined at the settlement date based on the volume weighted average price over the term of the ASR, less an agreed upon discount. The ASR was settled in full with the delivery of an additional 648,001 shares of common stock during the third quarter of fiscal year 2023, which resulted in total repurchases under the ASR of 3,229,479 shares of common stock at an average purchase price of $61.93 per share.
During the fiscal year ended July 31, 2023, the Company repurchased 4,041,284 shares of common stock, including the shares repurchased under the ASR, at an average price of $64.78 per share, for an aggregate purchase price of $261.8 million. During the fiscal year ended July 31, 2022, the Company repurchased 322,545 shares of common stock at an average price of $116.11 per share, for an aggregate purchase price of $37.5 million under a previous share repurchase program. During the fiscal year ended July 31, 2021, the Company repurchased 1,488,991 shares of common stock at an average price of $109.17 per share, for an aggregate purchase price of $162.5 million under a previous share repurchase program.

11. Income Taxes
The Company recognized an income tax benefit of $22.2 million for fiscal year 2023 compared to an income tax benefit of $49.3 million for fiscal year 2022. The decrease in the Company’s income tax benefit for fiscal year 2023 was primarily due to a decrease in pre-tax net loss, an increase in tax deficiencies related to stock-based compensation, certain non-deductible expenses, including executive compensation limitation, and an increase in foreign earnings taxed in the U.S., partially offset by an increase in research and development tax credits and the release of uncertain tax positions.
The effective tax rate could differ from the statutory U.S. Federal income tax rate of 21% mainly due to state taxes, tax deficiencies related to stock-based compensation, research and development credits, foreign earnings taxed in the United States, change in valuation allowance and certain non-deductible expenses, including, but not limited to, executive compensation limitation.
The Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	Fiscal years ended July 31,
	2023	2022	2021
Domestic	$(150,628)	$(239,601)	$(114,687)
International	16,534	9,886	10,406
Income (loss) before provision for (benefit from) income taxes	$(134,094)	$(229,715)	$(104,281)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal years ended July 31,
	2023	2022	2021
Current:
U.S. Federal	$555	$1,937	$(5,605)
State	564	43	299
Foreign	3,904	1,852	3,290
Total current	5,023	3,832	(2,016)
Deferred:
U.S. Federal	(23,372)	(48,775)	(31,174)
State	(3,808)	(5,656)	(4,472)
Foreign	(82)	1,315	(112)
Total deferred	(27,262)	(53,116)	(35,758)
Total provision for (benefit from) income taxes	$(22,239)	$(49,284)	$(37,774)

Differences between income taxes calculated using the statutory federal income tax rate of 21% in the fiscal years ended July 31, 2023, 2022, and 2021, and the provision for income taxes are as follows (in thousands):

	Fiscal years ended July 31,
	2023	2022	2021
Statutory federal income tax	$(28,159)	$(48,240)	$(21,899)
State taxes, net of federal benefit	(3,253)	(5,613)	(4,173)
Stock-based compensation	9,902	2,912	(3,247)
Non-deductible officers' compensation	2,783	4,484	3,682
Foreign income taxed at different rates	(55)	(365)	(854)
Research tax credits	(7,817)	(6,820)	(5,377)
Base erosion and anti-abuse tax	(935)	349	(7,702)
Foreign earnings taxed in the U.S.	2,199	1,201	(1,830)
Non-deductible acquisition costs	617	744	—
Permanent differences and others	1,576	476	495
Change in valuation allowance	903	1,588	3,131
Total provision for (benefit from) income taxes	$(22,239)	$(49,284)	$(37,774)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	As of July 31,
	2023	2022
Accruals and reserves	$24,899	$27,632
Stock-based compensation	8,389	7,953
Deferred revenue	1,188	1,794
Capitalized R&D	59,332	7,158
Lease liabilities	11,555	27,525
Convertible debt	2,344	—
Net operating loss carryforwards	85,573	110,064
Tax credits	127,209	113,357
Total deferred tax assets	320,489	295,483
Less valuation allowance	59,356	52,133
Net deferred tax assets	261,133	243,350
Less deferred tax liabilities:
Intangible assets	10,915	8,888
Operating lease assets	10,927	20,706
Property and equipment	576	6,161
Convertible debt	—	5,250
Unremitted foreign earnings	931	710
Capitalized commissions	10,909	10,174
Total deferred tax liabilities	34,258	51,889
Deferred tax assets, net	226,875	191,461
Less foreign deferred tax liabilities	2,175	1,910
Total net deferred tax assets	$224,700	$189,551
The Company considered both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, differences between prior book and tax profits/losses, and results of future operations, and determined that a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $59.4 million and $52.1 million remained as of July 31, 2023 and 2022, respectively, primarily related to California, U.S. Federal, Poland and Canada deferred tax assets. The increase of $7.3 million in the valuation allowance in the current fiscal year relates primarily to net operating losses, and income tax credits in certain tax jurisdictions for which no tax benefit is expected to be recognized.
As of July 31, 2023, the Company had U.S. Federal, California, and other states net operating loss (“NOL”) carryforwards of $318.0 million, $72.4 million and $211.7 million, respectively. The U.S. Federal and California NOL carryforwards will start to expire in 2029 and 2024, respectively.
As of July 31, 2023, the Company had research and development tax credits (“R&D credit”) carryforwards of the following (in thousands):

U.S. Federal	$68,865
California	55,686
Total R&D credit carryforwards	$124,551
U.S. Federal R&D credits carryforwards available at July 31, 2023 will expire starting in 2024. California R&D tax credits do not expire.
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

As of July 31, 2023, the Company has recorded a provisional estimate for foreign withholding taxes on undistributed earnings from foreign subsidiaries of $0.9 million. The Company may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Beginning in the Company's fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of July 31, 2023, the requirement has not been modified. Accordingly, the Company has capitalized research and development expenses for tax purposes in fiscal year 2023.
Unrecognized Tax Benefits
Activity related to unrecognized tax benefits is as follows (in thousands):

	Fiscal years ended July 31,
	2023	2022	2021
Unrecognized tax benefits - beginning of period	$18,786	$17,138	$23,690
Gross increases - prior period tax positions	1	147	65
Gross decreases - prior period tax positions	(982)	—	(7,769)
Gross increases - current period tax positions	2,713	1,501	1,152
Unrecognized tax benefits - end of period	$20,518	$18,786	$17,138
During the year ended July 31, 2023, the Company’s unrecognized tax benefits increased by $1.7 million. As of July 31, 2023, the Company had unrecognized tax benefits of $12.9 million that, if recognized, would affect the Company’s effective tax rate, as certain unrecognized tax benefits have a valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. As of July 31, 2023, the Company has accrued total interest and penalties related to unrecognized tax benefits of $0.8 million.
The Company, or one of its subsidiaries, files income taxes in the U.S. Federal jurisdiction and various state and foreign jurisdictions. If the Company utilizes NOL carryforwards or tax credits in future years, the U.S. Federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2023.

12. Defined Contribution and Other Post-Retirement Plans
The Company’s employee savings and retirement plan in the United States is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and various investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $5,000 per participant per calendar year. Certain of the Company’s foreign subsidiaries also have defined contribution plans in which a majority of its employees participate and the Company makes matching contributions. The Company’s contributions to its 401(k) and foreign subsidiaries’ plans were $13.3 million, $13.1 million, and $11.8 million for the fiscal years ended July 31, 2023, 2022, and 2021, respectively.

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
The Company’s long-lived assets for this disclosure are defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region are as follows (in thousands):

	July 31, 2023	July 31, 2022
Americas	$72,089	$133,939
EMEA	29,792	31,230
APAC	4,991	5,858
Total	$106,872	$171,027

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
Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2023, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective, at a reasonable level of assurance, as of July 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2023 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2023, and is incorporated in this report by reference.

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
3. Exhibits

EXHIBIT INDEX
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	December 21, 2022
3.2	Amended and Restated Bylaws	8-K	3.2	December 21, 2022
4.1	Form of Common Stock Certificate of Guidewire Software, Inc.	S-1/A	4.1	January 9, 2012
4.2	Indenture between Guidewire Software, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	4.1	March 13, 2018
4.3	First Supplemental Indenture between Guidewire Software, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	4.1	March 13, 2018
4.4	Form of 1.25% Convertible Senior Note Due March 15, 2025	8-K	4.3	March 13, 2018
4.5	Description of Guidewire Software, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith	—	—
10.1#	Guidewire Software, Inc. 2011 Stock Plan and Forms of Agreements thereunder	S-1/A	10.5	December 13, 2011
10.2#	Guidewire Software, Inc. Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Stock Plan	10-Q	10.9	December 2, 2015
10.3#	Guidewire Software, Inc. Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (Performance-Based) under the 2011 Stock Plan	10-Q	10.5	March 5, 2020
10.4#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (Global Time-Based) under the 2011 Stock Plan	10-Q	10.2	March 5, 2020
10.5#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (U.S. Time-Based) under the 2011 Stock Plan	10-Q	10.1	March 5, 2020
10.6#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (U.S. Time-Based, Executives) under the 2011 Stock Plan	10-Q	10.3	March 5, 2020
10.7#	Guidewire Software, Inc. Long Term Incentive Plan and Form of Notice and Restricted Stock Unit Award Agreement thereunder	10-Q	10.4	March 5, 2020
10.8#	Amended and Restated 2020 Stock Plan	10-Q	10.1	March 7, 2023
10.9#	Form of Restricted Stock Unit Award Agreement for Company Employees under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	Filed herewith	—	—
10.10#	Form of Global Restricted Stock Unit Award Agreement for Company Employees under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	Filed herewith	—	—
10.11#	Form of Stock Option Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	Filed herewith	—	—

10.12#	Form of Global Stock Option Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	Filed herewith	—	—
10.13#	Form of Restricted Stock Award Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	Filed herewith	—	—
10.14#	Form of Performance-Based Restricted Stock Award Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	Filed herewith	—	—
10.15#	Guidewire Software, Inc. Senior Executive Incentive Bonus Plan	S-1/A	10.12	December 13, 2011
10.16#	Guidewire Software, Inc. Form of Executive Agreement	Filed herewith	—	—
10.17#	Executive Agreement between Guidewire Software, Inc. and Michael Rosenbaum, dated as of August 3, 2019	8-K	10.1	August 5, 2019
10.18#	First Amendment to Executive Agreement between Guidewire Software, Inc. and Mike Rosenbaum, dated as of November 4, 2020	10-Q	10.1	December 9, 2020
10.19#	Executive Agreement between Guidewire Software, Inc. and John Mullen, dated as of February 3, 2022	10-Q	10.1	June 7, 2022
10.20#	Form of Indemnification Agreement for directors and executive officers	S-1/A	10.1	October 28, 2011
10.21	Guidewire Software, Inc. Form of Capped Call Confirmation	8-K	10.1	March 13, 2018
10.22	Lease Agreement between Bay Meadows Station 2 Investors, LLC and Guidewire Software, Inc. dated as of December 18, 2017	10-K	10.11	September 19, 2018
10.23	Assignment of Lease, dated as of February 11, 2023, by and between Guidewire Software, Inc. and Roblox Corporation	8-K	10.1	March 3, 2023
10.24	Sublease, dated as of February 11, 2023, by and between Roblox Corporation and Guidewire Software, Inc.	8-K	10.2	March 3, 2023
21.1	Subsidiaries of the Registrant	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith	—	—
101.INS	Inline XBRL Instance Document	Filed herewith	—	—
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith	—	—
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	—	—
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—	—
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith	—	—

#	Indicates management contract or compensatory plan.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 18, 2023

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

Signature	Title	Date

/s/ MIKE ROSENBAUM	Chief Executive Officer and Director (Principal Executive Officer)	September 18, 2023
Mike Rosenbaum

/s/ JEFF COOPER	Chief Financial Officer (Principal Financial and Accounting Officer)	September 18, 2023
Jeff Cooper

/s/ MARCUS S. RYU	Director (Chairman of the Board)	September 18, 2023
Marcus S. Ryu

/s/ DAVID BAUER	Director	September 18, 2023
David Bauer
/s/ MARGARET DILLON	Director	September 18, 2023
Margaret Dillon

/s/ MICHAEL KELLER	Director	September 18, 2023
Michael Keller

/s/ PAUL LAVIN	Director	September 18, 2023
Paul Lavin

/s/ CATHERINE P. LEGO	Director	September 18, 2023
Catherine P. Lego

/s/ RAJANI RAMANATHAN	Director	September 18, 2023
Rajani Ramanathan