Form 10-Q
period 2023-10-31
Guidewire Software, Inc.
filed 2023-12-08
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission file number: 001-35394
 ______________________________________________________________
Guidewire Software, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________

Delaware	36-4468504
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

970 Park Pl, Suite 200 San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On November 30, 2023, the registrant had 81,930,546 shares of common stock issued and outstanding.

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
•potential inability to develop, introduce, market and localize new and enhanced versions of our services and products;
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
•the political economies in which we operate internationally (including, without limitation, Argentina, whose government is limiting the amount of U.S. dollars that can be sent out of the country) and the associated impact on interest rates, collection timeframes, and our revenue given the multi-year term for many of our international customer agreements;
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
•our exposure to market risks, including geographical and political events such as the ongoing wars between Israel and Hamas and between Russia and Ukraine, supply chain disruptions, and inflation, that may negatively impact our customers, partners, and vendors or our business operations;
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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)
3

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2023	July 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$301,419	$401,813
Short-term investments	411,528	396,872
Accounts receivable, net of allowances of $346 and $218, respectively	93,083	151,034
Unbilled accounts receivable, net	109,231	87,752
Prepaid expenses and other current assets	61,537	62,132
Total current assets	976,798	1,099,603
Long-term investments	140,644	128,782
Unbilled accounts receivable, net	6,883	11,112
Property and equipment, net	55,280	54,499
Operating lease assets	50,402	52,373
Intangible assets, net	13,106	14,473
Goodwill	372,214	372,214
Deferred tax assets, net	239,822	226,875
Other assets	64,448	67,957
TOTAL ASSETS	$1,919,597	$2,027,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,210	$34,627
Accrued employee compensation	46,686	103,980
Deferred revenue, net	171,103	206,923
Other current liabilities	25,376	27,731
Total current liabilities	262,375	373,261
Lease liabilities	40,872	42,972
Convertible senior notes, net	397,601	397,171
Deferred revenue, net	3,915	5,988
Other liabilities	9,185	9,030
Total liabilities	713,948	828,422
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,867,467	1,831,267
Accumulated other comprehensive income (loss)	(16,805)	(13,859)
Retained earnings (accumulated deficit)	(645,021)	(617,950)
Total stockholders’ equity	1,205,649	1,199,466
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,919,597	$2,027,888

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended
	October 31,
	2023	2022
Revenue:
Subscription and support	$127,627	$99,068
License	34,025	40,952
Services	45,755	55,262
Total revenue	207,407	195,282
Cost of revenue:
Subscription and support	48,054	55,691
License	1,219	1,873
Services	45,842	65,566
Total cost of revenue	95,115	123,130
Gross profit:
Subscription and support	79,573	43,377
License	32,806	39,079
Services	(87)	(10,304)
Total gross profit	112,292	72,152
Operating expenses:
Research and development	62,469	58,170
Sales and marketing	44,581	46,468
General and administrative	39,023	42,067
Total operating expenses	146,073	146,705
Income (loss) from operations	(33,781)	(74,553)
Interest income	10,613	4,638
Interest expense	(1,683)	(1,674)
Other income (expense), net	(13,742)	(13,824)
Income (loss) before provision for (benefit from) income taxes	(38,593)	(85,413)
Provision for (benefit from) income taxes	(11,522)	(16,095)
Net income (loss)	$(27,071)	$(69,318)
Net income (loss) per share:
Basic and diluted	$(0.33)	$(0.83)
Shares used in computing net income (loss) per share:
Basic and diluted	81,690,912	83,320,967

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended
	October 31,
	2023	2022
Net income (loss)	$(27,071)	$(69,318)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,507)	(2,701)
Unrealized gains (losses) on available-for-sale securities	1,024	(1,644)
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	(173)	443
Reclassification adjustment for realized gains (losses) included in net income (loss)	(290)	(216)
Total other comprehensive income (loss)	(2,946)	(4,118)
Comprehensive income (loss)	$(30,017)	$(73,436)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2023	81,440,669	$8	$1,831,267	$(13,859)	$(617,950)	$1,199,466
Net income (loss)	—	—	—	—	(27,071)	(27,071)
Issuance of common stock upon exercise of stock options	42	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units ("RSUs")	489,783	—	—	—	—	—
Stock-based compensation	—	—	36,199	—	—	36,199
Foreign currency translation adjustment	—	—	—	(3,507)	—	(3,507)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	851	—	851
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(290)	—	(290)
Balance as of October 31, 2023	81,930,494	$8	$1,867,467	$(16,805)	$(645,021)	$1,205,649

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2022	84,084,209	$8	$1,755,476	$(19,845)	$(283,982)	$1,451,657
Net income (loss)	—	—	—	—	(69,318)	(69,318)
Issuance of common stock upon vesting of RSUs	373,380	—	—	—	—	—
Stock-based compensation	—	—	35,249	—	—	35,249
Repurchase and retirement of common stock	(2,581,478)	—	(40,000)	—	(160,000)	(200,000)
Foreign currency translation adjustment	—	—	—	(2,701)	—	(2,701)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,201)	—	(1,201)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(216)	—	(216)
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(68,003)	—	39,694	(28,309)
Balance as of October 31, 2022	81,876,111	$8	$1,682,722	$(23,963)	$(473,606)	$1,185,161
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,071)	$(69,318)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,442	7,623
Amortization of debt issuance costs	430	423
Amortization of contract costs	4,064	4,490
Stock-based compensation	36,097	35,096
Changes to allowance for credit losses and revenue reserves	128	(72)
Deferred income tax	(13,220)	(18,035)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(2,927)	98
Other non-cash items affecting net income (loss)	(29)	34
Changes in operating assets and liabilities:
Accounts receivable	57,193	55,245
Unbilled accounts receivable	(17,250)	(20,659)
Prepaid expenses and other assets	(6,560)	(839)
Operating lease assets	1,971	3,768
Accounts payable	(16,982)	847
Accrued employee compensation	(54,576)	(45,548)
Deferred revenue	(37,893)	(33,575)
Lease liabilities	(1,601)	(4,441)
Other liabilities	701	(2,572)
Net cash provided by (used in) operating activities	(72,083)	(87,435)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(160,239)	(169,232)
Maturities and sales of available-for-sale securities	137,386	119,291
Purchases of property and equipment	(998)	(604)
Capitalized software development costs	(3,692)	(3,697)
Acquisition of strategic investments	(250)	(181)
Net cash provided by (used in) investing activities	(27,793)	(54,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	—	(200,000)
Net cash provided by (used in) financing activities	—	(200,000)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(4,303)	(2,992)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(104,179)	(344,850)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	406,790	614,686
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$302,611	$269,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$2,500
Cash paid for income taxes, net of tax refunds	$883	$1,314
Accruals for purchase of property and equipment	$2,805	$632
Accruals for capitalized software development costs	$278	$257

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which combines core operations, digital engagement, analytics, and machine learning and artificial intelligence (“AI”) applications. The Company’s technology platform supports core insurance operations, including underwriting, policy administration, claim management, and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
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
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended July 31, 2023, except for those disclosed herein.
Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. At October 31, 2023, restricted cash in the amount of $1.2 million was included in prepaid expenses and other current assets in the condensed consolidated balance sheet.
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
No customer accounted for 10% or more of the Company's revenue in the three months ended October 31, 2023 and 2022. One customer accounted for 10% or more of the Company's accounts receivable as of October 31, 2023 and no customer accounted for 10% or more of the Company’s accounts receivable as of July 31, 2023.
Recent Accounting Pronouncements
Recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.

2. Revenue
Disaggregation of Revenue
Revenue by service or product type is as follows (in thousands):

	Three Months Ended
	October 31,
	2023	2022
Subscription and support
Subscription	$109,597	$78,977
Support	18,030	20,091
License
Term license	33,977	40,889
Perpetual license	48	63
Services	45,755	55,262
Total revenue	$207,407	$195,282
Revenue by service or product type and by geography is as follows (in thousands):

	Three Months Ended October 31, 2023
	Subscription and support	License	Services	Total

United States	$86,751	$12,731	$31,001	$130,483
Canada	18,442	2,918	2,194	23,554
Other Americas	1,490	322	562	2,374
Total Americas	106,683	15,971	33,757	156,411
Total EMEA	13,938	9,365	9,614	32,917
Total APAC	7,006	8,689	2,384	18,079
Total revenue	$127,627	$34,025	$45,755	$207,407

	Three Months Ended October 31, 2022
	Subscription and support	License	Services	Total

United States	$67,081	$17,509	$38,525	$123,115
Canada	16,051	3,693	6,052	25,796
Other Americas	1,475	320	422	2,217
Total Americas	84,607	21,522	44,999	151,128
Total EMEA	8,928	10,425	7,894	27,247
Total APAC	5,533	9,005	2,369	16,907
Total revenue	$99,068	$40,952	$55,262	$195,282

No country or region, other than those presented above, accounted for more than 10% of total revenue during the three months ended October 31, 2023 and 2022.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as follows (in thousands):

	October 31, 2023	July 31, 2023
Unbilled accounts receivable, net	$116,114	$98,864
Contract costs, net	$45,186	$47,254
Deferred revenue, net	$175,018	$212,911
As of October 31, 2023 and July 31, 2023, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $15.6 million and $15.9 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of October 31, 2023 and July 31, 2023, respectively. The non-current portion of contract costs of $29.6 million and $31.3 million is included in other assets in the Company’s condensed consolidated balance sheets as of October 31, 2023 and July 31, 2023, respectively. The Company amortized $4.1 million and $4.5 million of contract costs during the three months ended October 31, 2023 and 2022, respectively.
Deferred revenue
During the three months ended October 31, 2023, the Company recognized revenue of approximately $94.9 million related to the Company’s deferred revenue balance reported as of July 31, 2023.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $1.5 billion as of October 31, 2023. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	October 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$39,999	$10	$(240)	$39,769
Certificates of deposit	31,295	—	—	31,295
Commercial paper	191,145	—	—	191,145
Corporate bonds	218,184	18	(1,111)	217,091
Foreign government bonds	8,352	1	(123)	8,230
Money market funds	138,674	—	—	138,674
U.S. Government agency securities	71,445	1	(100)	71,346
U.S. Government bonds	85,180	—	(1,062)	84,118
Total	$784,274	$30	$(2,636)	$781,668

	July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$43,573	$18	$(234)	$43,357
Certificates of deposit	34,395	—	—	34,395
Commercial paper	150,254	—	—	150,254
Corporate bonds	200,691	41	(1,590)	199,142
Foreign government bonds	14,559	—	(203)	14,356
Money market funds	229,721	—	—	229,721
U.S. Government agency securities	84,180	9	(151)	84,038
U.S. Government bonds	87,064	1	(1,230)	85,835
Total	$844,437	$69	$(3,408)	$841,098
The Company does not consider any portion of the unrealized losses at October 31, 2023 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	October 31, 2023
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$141	$39,628	$39,769
Certificates of deposit	31,295	—	31,295
Commercial paper	191,145	—	191,145
Corporate bonds	150,917	66,174	217,091
Foreign government bonds	4,827	3,403	8,230
Money market funds	138,674	—	138,674
U.S. Government agency securities	68,548	2,798	71,346
U.S. Government bonds	55,477	28,641	84,118
Total	$641,024	$140,644	$781,668

Fair Value Measurement
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	October 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$75,657	$—	$75,657
Money market funds	138,674	—	—	138,674
U.S. Government agency securities	—	7,177	—	7,177
U.S. Government bonds	—	7,988	—	7,988
Total cash equivalents	138,674	90,822	—	229,496
Short-term investments:
Asset-backed securities	—	141	—	141
Certificates of deposit	—	31,295	—	31,295
Commercial paper	—	115,488	—	115,488
Corporate bonds	—	150,917	—	150,917
Foreign government bonds	—	4,827	—	4,827
U.S. Government agency securities	—	61,371	—	61,371
U.S. Government bonds	—	47,489	—	47,489
Total short-term investments	—	411,528	—	411,528
Long-term investments:
Asset-backed securities	—	39,628	—	39,628
Corporate bonds	—	66,174	—	66,174
Foreign government bonds	—	3,403	—	3,403
U.S. Government agency securities	—	2,798	—	2,798
U.S. Government bonds	—	28,641	—	28,641
Total long-term investments	—	140,644	—	140,644
Total	$138,674	$642,994	$—	$781,668

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$61,296	$—	$61,296
Money market funds	229,721	—	—	229,721
U.S. Government agency securities	—	8,478	—	8,478
U.S. Government bonds	—	15,949	—	15,949
Total cash equivalents	229,721	85,723	—	315,444
Short-term investments:
Asset-backed securities	—	2,705	—	2,705
Certificates of deposit	—	34,395	—	34,395
Commercial paper	—	88,958	—	88,958
Corporate bonds	—	156,396	—	156,396
Foreign government bonds	—	10,717	—	10,717
U.S. Government agency securities	—	69,101	—	69,101
U.S. Government bonds	—	34,600	—	34,600
Total short-term investments	—	396,872	—	396,872
Long-term investments:
Asset-backed securities	—	40,652	—	40,652
Corporate bonds	—	42,746	—	42,746
Foreign government bonds	—	3,639	—	3,639
U.S. Government agency securities	—	6,459	—	6,459
U.S. Government bonds	—	35,286	—	35,286
Total long-term investments	—	128,782	—	128,782
Total	$229,721	$611,377	$—	$841,098
Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). The fair value of the Convertible Senior Notes was $404.0 million and $388.2 million at October 31, 2023 and July 31, 2023, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).
Strategic Equity Investments
The Company’s other assets include strategic equity investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3). The Company records these strategic investments at cost less impairment and adjusts cost for subsequent observable changes in fair value. During the three months ended October 31, 2023, the Company invested $0.2 million in a new strategic equity investment. At October 31, 2023 and July 31, 2023, the Company’s total strategic equity investments was $28.0 million and $27.8 million, respectively.
No impairment charge or unrealized gain or loss related to strategic investments were recognized during the three months ended October 31, 2023 and 2022.

4. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For calculating diluted earnings per share, the Company uses the treasury stock method for options to purchase common stock and Stock Awards and the if-converted method for Convertible Senior Notes.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three months ended October 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended
	October 31,
	2023	2022
Numerator:
Net income (loss)	$(27,071)	$(69,318)
Net income (loss) per share:
Basic and diluted	$(0.33)	$(0.83)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	81,690,912	83,320,967
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	October 31,
	2023	2022
Stock options	157,638	14,806
Stock awards	2,255,096	1,188,284
Convertible senior notes	3,516,480	3,516,480
During the three months ended October 31, 2023 and 2022, the average market price of the Company’s common stock did not exceed the initial conversion price of the Convertible Senior Notes.

5. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2023.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of October 31, 2023 or July 31, 2023. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2023 or July 31, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
6. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	October 31,
	2023	2022
Stock-based compensation expense	$36,199	$35,249
Net impact of deferred stock-based compensation	(102)	(153)
Total stock-based compensation expense, net	$36,097	$35,096
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,462	$3,468
Cost of license revenue	95	147
Cost of services revenue	4,789	5,349
Research and development	9,986	9,291
Sales and marketing	7,729	6,887
General and administrative	10,036	9,954
Total stock-based compensation expense	$36,097	$35,096
Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of October 31, 2023 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$1,924	0.8
Stock Awards	350,805	2.8
Total unrecognized stock-based compensation expense	$352,729
Stock Awards
A summary of Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2023	3,414,706	$85.68	$289,635
Granted	1,483,739	$91.77
Released	(489,783)	$94.18	$44,580
Canceled	(25,556)	$92.60
Balance as of October 31, 2023	4,383,106	$86.75	$395,049
Expected to vest as of October 31, 2023	4,383,106	$86.75	$395,049
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $90.13 and $84.82 on October 31, 2023 and July 31, 2023, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
In September 2023, certain executive officers were granted Stock Awards that vest in September 2026, subject to continued service until such time, with the opportunity to increase the number of vested awards based on Company financial performance and, for a select number of awards, the market performance of the Company’s common stock. The fair value of the awards will be recognized over the performance period and may increase or decrease depending on the estimated attainment of Company financial performance criteria. The Company determined the fair value of the portion of the award subject to the market performance of the Company’s common stock using a Monte Carlo simulation model, which included the following assumptions:

Performance Period	September 13, 2023 to September 13, 2026
3-year Historical Volatility	35.0%
3-year Risk Free Rate	4.5%

For the portion of the award subject to the market performance of the Company’s common stock, stock-based compensation expense is recognized over the requisite service period regardless of whether or not the market condition is ultimately satisfied, subject to continued service over the period.
Prior to fiscal year 2024, certain executives and employees of the Company received PSUs, which will vest over three years with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year.
The Company recognized stock-based compensation related to PSUs of $4.1 million and $4.0 million during the three months ended October 31, 2023 and 2022, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2023	187,572	$65.90	8.8	$3,549
Granted	—	$—
Exercised	(42)	$46.77		$2
Canceled	—	$—
Balance as of October 31, 2023	187,530	$65.90	8.6	$4,543
Vested and expected to vest as of October 31, 2023	187,530	$65.90	8.6	$4,543
Exercisable as of October 31, 2023	8,182	$11.46	3.3	$644
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $90.13 and $84.82 on October 31, 2023 and July 31, 2023, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
During the three months ended October 31, 2023, the Company did not repurchase any shares of common stock. As of October 31, 2023, $138.2 million remained available for future share repurchases.
During the three months ended October 31, 2022, the Company entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon the Company provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of the Company’s common stock. In the third quarter of fiscal year 2023, the ASR was settled in full with the delivery of an additional 648,001 shares of common stock which resulted in total repurchases under the ASR of 3,229,479 shares of common stock at an average purchase price of $61.93 per share.

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
Overview
Guidewire delivers a platform that property and casualty (“P&C”) insurers trust to engage, innovate, and grow efficiently. Guidewire’s platform combines core operations, digital engagement, analytics, and machine learning and artificial intelligence (“AI”) applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.
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
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter, which is the quarter ending July 31. We generally see significantly increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for new term licenses and multi-year term license renewals compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any quarter in which a significant multi-year term license or multi-year term license renewal or non-renewal occurs could be impacted. As subscriptions increase as a percentage of total sales, the revenue we can recognize in the initial fiscal year of an order will be reduced, deferred revenue will increase, and our reported revenue growth will be adversely affected in the near term due to the ratable nature of these arrangements. The concentration of our sales in our fourth fiscal quarter increases this impact as the revenue impact of most fourth fiscal quarter subscription sales will not be realized until the following fiscal year.
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
Recent Global Events
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. For instance, the ongoing wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, inflation higher than we have seen in decades, the recent bank failures in the United States and Switzerland and the related impact on financial markets and institutions, and supply chain issues have contributed to global economic and market volatility. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.
Our business and financial results since the third quarter of fiscal year 2020 have been impacted due to these disruptions, which has affected our ARR growth rates, services revenue and margins, operating cash flow and expenses, potentially higher employee attrition, challenges in hiring and onboarding necessary personnel, and the change in fair value of strategic investments. Our sales cycles, ARR growth rates, and revenue, especially services revenue, continue to be impacted as a result of these disruptions and challenges. Additionally, in recent quarters, inflation has reached levels that have not been seen for decades, which is impacting the global economy and magnifying the impact of these disruptions.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contracts, which may not be the same as the timing and amount of revenue recognized. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. During the three months ended October 31, 2023, the recurring license and support or subscription contract value recognized as services revenue was $3.0 million.
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
As of October 31, 2023, ARR was $770 million, compared to $763 million as of July 31, 2023. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
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

	Three Months Ended October 31,
	2023	2022
Net cash provided by (used in) operating activities	$(72,083)	$(87,435)
Purchases of property and equipment	(998)	(604)
Capitalized software development costs	(3,692)	(3,697)
Free cash flow	$(76,773)	$(91,736)

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and a Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, our revenue recognition policies are critical to the periods presented.
There have been no material changes to our critical accounting policies as described in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements adopted, including the dates of adoption, and recent account pronouncements not yet adopted.

Results of Operations
The following table sets forth our results of operations for the periods presented. The data has been derived from the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The results of operations for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

	Three Months Ended October 31,
	2023	As a % of total revenue	2022	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$127,627	62%	$99,068	51%
License	34,025	16	40,952	21
Services	45,755	22	55,262	28
Total revenue	207,407	100	195,282	100
Cost of revenue:
Subscription and support	48,054	23	55,691	29
License	1,219	1	1,873	1
Services	45,842	22	65,566	34
Total cost of revenue	95,115	46	123,130	64
Gross profit:
Subscription and support	79,573	39	43,377	22
License	32,806	15	39,079	20
Services	(87)	—	(10,304)	(6)
Total gross profit	112,292	54	72,152	36
Operating expenses:
Research and development	62,469	30	58,170	30
Sales and marketing	44,581	21	46,468	24
General and administrative	39,023	19	42,067	22
Total operating expenses	146,073	70	146,705	76
Income (loss) from operations	(33,781)	(16)	(74,553)	(40)
Interest income	10,613	5	4,638	2
Interest expense	(1,683)	(1)	(1,674)	(1)
Other income (expense), net	(13,742)	(7)	(13,824)	(7)
Income (loss) before provision for (benefit from) income taxes	(38,593)	(19)	(85,413)	(46)
Provision for (benefit from) income taxes	(11,522)	(6)	(16,095)	(8)
Net income (loss)	$(27,071)	(13)%	$(69,318)	(38)%

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

	Three Months Ended October 31,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$109,597	53%	$78,977	40%	$30,620	39%
Support	18,030	9	20,091	10	(2,061)	(10)%
License:
Term license	33,977	16	40,889	21	(6,912)	(17)%
Perpetual license	48	—	63	—	(15)	(24)%
Services	45,755	22	55,262	29	(9,507)	(17)%
Total revenue	$207,407	100%	$195,282	100%	$12,125	6%

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
Subscription revenue increased by $30.6 million during the three months ended October 31, 2023, compared to the same period a year ago, primarily due to the impact of cloud transition agreements and new subscription agreements entered into and provisioned since October 31, 2022, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.
Support revenue decreased by $2.1 million during the three months ended October 31, 2023, compared to the same period a year ago, primarily due to more customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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
Term license revenue decreased by $6.9 million during the three months ended October 31, 2023, compared to the same period a year ago. This decrease is driven by lower new term license agreements as most of our new sales activity is for subscription services, the impact of contracts with an initial term of greater than two years or a renewal term of greater than one year, and the impact of customers that migrated from a term license to a subscription service. There was no impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year during the three months ended October 31, 2023 compared with $3.4 million in the prior year period.
Perpetual license revenue accounted for less than 1% of total revenue during the three months ended October 31, 2023 and 2022. We expect perpetual license revenue to continue to represent a small percentage of our total license revenue. We also expect perpetual license revenue to potentially be volatile across quarters due to the large amount of perpetual revenue that may be generated from a single customer order.
Services
Services revenue decreased by $9.5 million during the three months ended October 31, 2023, compared to the same period a year ago. The decrease is primarily driven by the completion of implementations, combined with our SI partners leading more new subscription implementation and migration projects than in the past. Additionally, services revenue overall continues to be impacted by investments in customer implementations, including fixed fee or capped arrangements. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit.
As we successfully leverage our SI partners to lead more implementations and migrations, we expect our services revenue to decline in the near-term. As we continue to expand into new markets and develop new services and products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margin.

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

Cost of Revenue:

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$48,054	$55,691	$(7,637)	(14)%
License	1,219	1,873	(654)	(35)%
Services	45,842	65,566	(19,724)	(30)%
Total cost of revenue	$95,115	$123,130	$(28,015)	(23)%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,462	$3,468	$(6)
Cost of license revenue	95	147	(52)
Cost of services revenue	4,789	5,349	(560)
Total	$8,346	$8,964	$(618)

Cost of subscription and support revenue during the three months ended October 31, 2023 decreased by $7.6 million, compared to the same period a year ago, primarily due to decreases in cloud infrastructure expense of $5.9 million, amortization of intangibles of $1.4 million due to certain acquired intangibles assets being fully amortized, professional services of $0.8 million, and personnel costs of $0.7 million, partially offset by increases in internal-use software amortization of $0.7 million and royalties of $0.5 million.

Cloud hosting costs are benefiting from the efficiencies that we are achieving from our development efforts associated with GWCP and the cost benefits associated with the five-year agreement with a cloud infrastructure services provider that was entered into in the second quarter of fiscal year 2023. We have also slowed hiring and are critically evaluating professional services contracts and third-party software costs. However, we expect cost of subscription and support revenue to increase in absolute dollars due to the increased number of customers utilizing our cloud product, the volume of transactions by our cloud customers, and the impact of inflation and other macroeconomic events.
The $0.7 million decrease in our cost of license revenue during the three months ended October 31, 2023, compared to the same period a year ago, was due to lower personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.5 million and a decrease in royalties of $0.2 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.

The $19.7 million decrease in cost of services revenue during the three months ended October 31, 2023, compared to the same period a year ago, was primarily due to decreases in subcontractor expenses of $18.1 million due to the completion of certain fixed fee engagements and more customer engagements being led by SIs, personnel costs of $1.5 million, and professional services of $0.1 million.
We had 597 cloud operations and technical support employees and 826 professional services employees at October 31, 2023, compared to 692 cloud operations and technical support employees and 790 professional services employees at October 31, 2022.
Gross Profit:

	Three Months Ended October 31,
	2023		2022		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$79,573	62%	$43,377	44%	$36,196	83%
License	32,806	96	39,079	95	(6,273)	(16)%
Services	(87)	—	(10,304)	(19)	10,217	99%
Total gross profit	$112,292	54%	$72,152	37%	$40,140	56%
Our gross profit increased $40.1 million during the three months ended October 31, 2023, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies and improvements in services gross profit due to the completion of certain implementation projects that required significant investment by us and more SIs contracting directly with our customers, partially offset by a decrease in license gross profit due to customer migrations to subscription services.
Our gross margin increased to 54% during the three months ended October 31, 2023 from 37% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies and improvements in services margin due to the completion of certain implementation projects that required significant investment by us and more SIs contracting directly with our customers, partially offset by lower license margin due to lower license revenue as more customers migrate to subscription services.
We expect subscription and support gross margin to improve over the next several years as we gain efficiencies and increase the number of cloud customers. We expect services gross margin will improve as we lower our reliance on subcontractors and enter into fewer fixed fee arrangements. We expect license gross profit and license gross margin to decline based on changes in revenue due to customers migrating from licenses to subscription services, the timing of delivery of new multi-year term licenses, and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively consistent from period to period in the future. Overall, we expect gross margins to continue to improve over time as improvements in subscription and support gross margin and services gross margin will more than offset the negative impact of revenue shifts away from high margin license revenue.
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

	Three Months Ended October 31,
	2023		2022		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$62,469	30%	$58,170	30%	$4,299	7%
Sales and marketing	44,581	21	46,468	24	(1,887)	(4)%
General and administrative	39,023	19	42,067	22	(3,044)	(7)%
Total operating expenses	$146,073	70	$146,705	76	$(632)	—%

Includes stock-based compensation of:
Research and development	$9,986		$9,291		$695
Sales and marketing	7,729		6,887		842
General and administrative	10,036		9,954		82
Total	$27,751		$26,132		$1,619

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $4.3 million increase in research and development expenses during the three months ended October 31, 2023, compared to the same period a year ago, was primarily due to increases in personnel costs of $6.2 million associated with higher headcount and software subscription costs of $0.7 million. These increases are partially offset by decreases in cloud hosting costs of $1.7 million, professional services of $0.5 million, and acquisition consideration holdback costs of $0.4 million recognized over a service period relating to the HazardHub acquisition. Cloud hosting costs are benefiting from the efficiencies that we are achieving with GWCP and the five-year agreement with a cloud infrastructure services provider that was entered into in the second quarter of fiscal year 2023.
Our research and development headcount was 1,069 at October 31, 2023, compared with 940 at October 31, 2022.
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
The $1.9 million decrease in sales and marketing expenses during the three months ended October 31, 2023, compared to the same period a year ago, was primarily due to decreases in marketing and advertising expenses of $2.5 million due to the timing of Connections, our annual customer conference, which was held in the first quarter of fiscal year 2023 and is being held in the second quarter of fiscal year 2024, professional services costs of $0.2 million, and web hosting costs of $0.2 million, partially offset by an increase in personnel costs of $1.0 million.
Our sales and marketing headcount was 465 at October 31, 2023, compared with 454 at October 31, 2022.

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
The $3.0 million decrease in general and administrative expenses during the three months ended October 31, 2023, compared to the same period a year ago, was primarily due to decreases in facilities costs of $2.5 million primarily due to the assignment of the lease agreement for our previous headquarters and concurrent sublease for less office space in San Mateo, California during the third quarter of fiscal year 2023, professional services of $0.7 million, and web hosting of $0.6 million, partially offset by increases in software subscriptions of $0.5 million and personnel costs of $0.4 million.
Our general and administrative headcount was 453 at October 31, 2023, compared with 462 at October 31, 2022. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow. Additionally, we have three customers in Argentina, which represent approximately $7 million of accounts receivable and approximately $5 million of ARR as of October 31, 2023, who are currently unable to pay outstanding amounts due to us because of certain government restrictions limiting the amount of U.S. dollars that can be sent out of such country. If these customers are not able to send U.S. dollars outside of Argentina, we may have to record a reserve against our accounts receivable and, potentially, make changes to the way we do business in such country that may have other adverse impacts to our business, financial condition, and results of operations.
Other Income (Expense)

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$10,613	$4,638	$5,975	129%
Interest expense	$(1,683)	$(1,674)	$(9)	1%
Other income (expense), net	$(13,742)	$(13,824)	$82	1%

Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income increased $6.0 million during the three months ended October 31, 2023, compared to the same period a year ago, primarily due to higher interest rates on invested funds.
Interest Expense

Interest expense includes both stated interest and the amortization of debt issuance costs associated with our Convertible Senior Notes. The amortization of debt issuance costs are recognized on an effective interest basis. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate have not changed.
Interest expense for the three months ended October 31, 2023 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to amortization of debt issuance costs. Interest expense for the three months ended October 31, 2022 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to the amortization of debt issuance costs.
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
Other income (expense), net during the three months ended October 31, 2023 was expense of $13.7 million, as compared to expense of $13.8 million during the same period a year ago, due to fluctuations in foreign currency exchange rates.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended October 31,
	2023	2022	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(11,522)	$(16,095)	$4,573	(28)%
Effective tax rate	30%	19%

We recognized an income tax benefit of $11.5 million and $16.1 million for the three months ended October 31, 2023 and 2022, respectively. The decrease in the amount of income tax benefit recorded for the three months ended October 31, 2023, compared to the same period a year ago was primarily due to a decrease in the loss before taxes, offset by an increase in tax deductions from stock-based compensation, the U.S. Foreign Derived Intangible Income (“FDII”) deduction, and research and development credits.
The effective tax rate of 30% for the three months ended October 31, 2023, differs from the statutory U.S. Federal income tax rate of 21% primarily due to state taxes, tax deficiencies related to stock-based compensation, research and development credits, foreign earnings taxed in the U.S., the FDII deduction, and certain non-deductible expenses, including, but not limited to, executive compensation limitation.
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
The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Three Months Ended
	October 31,
	2023	2022
Gross profit reconciliation:
GAAP gross profit	$112,292	$72,152
Non-GAAP adjustments:
Stock-based compensation	8,346	8,964
Amortization of intangibles	485	1,905
Non-GAAP gross profit	$121,123	$83,021

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(33,781)	$(74,553)
Non-GAAP adjustments:
Stock-based compensation	36,097	35,096
Amortization of intangibles	1,367	2,787
Acquisition consideration holdback	386	773
Non-GAAP income (loss) from operations	$4,069	$(35,897)

Net income (loss) reconciliation:
GAAP net income (loss)	$(27,071)	$(69,318)
Non-GAAP adjustments:
Stock-based compensation	36,097	35,096
Amortization of intangibles	1,367	2,787
Acquisition consideration holdback	386	773
Amortization of debt issuance costs	430	423
Tax impact of non-GAAP adjustments	(11,493)	20,378
Non-GAAP net income (loss)	$(284)	$(9,861)

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(11,522)	$(16,095)
Non-GAAP adjustments:
Stock-based compensation	3,379	27,626
Amortization of intangibles	128	2,194
Acquisition consideration holdback	36	608
Amortization of debt issuance costs	40	333
Tax impact of non-GAAP adjustments	7,910	(51,139)
Non-GAAP tax provision (benefit)	$(29)	$(36,473)

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.33)	$(0.83)
Non-GAAP adjustments:
Stock-based compensation	0.44	0.42
Amortization of intangibles	0.02	0.03
Acquisition consideration holdback	—	0.01
Amortization of debt issuance costs	0.01	0.01
Tax impact of non-GAAP adjustments	(0.14)	0.24
Non-GAAP net income (loss) per share — diluted	$—	$(0.12)

Shares used in computing Non-GAAP net income (loss) per share amounts:
GAAP and pro forma weighted average shares — diluted	81,690,912	83,320,967

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	October 31, 2023	July 31, 2023
Cash, cash equivalents, and investments	$853,591	$927,467
Working capital	$714,423	$726,342
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
As of October 31, 2023, approximately $52.7 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. During the three months ended October 31, 2023, we did not repurchase any shares of our common stock. As of October 31, 2023, $138.2 million remained available for future share repurchases.
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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended October 31,
	2023	2022
Net cash provided by (used in) operating activities	$(72,083)	$(87,435)
Net cash provided by (used in) investing activities	$(27,793)	$(54,423)
Net cash provided by (used in) financing activities	$—	$(200,000)
Cash Flows from Operating Activities
Net cash used in operating activities was $72.1 million for the three months ended October 31, 2023 compared to net cash used in operating activities of $87.4 million during the three months ended October 31, 2022. This $15.4 million decrease in operating cash used was attributable to a $27.2 million increase in cash used by working capital activities offset by a $42.6 million decrease in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items. During the first quarter of fiscal year 2023, changes in working capital included severance payments of $2.9 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $27.8 million for the three months ended October 31, 2023 compared to net cash used in investing activities of $54.4 million during the three months ended October 31, 2022. The $26.6 million decrease in cash used in investing activities was primarily due to net purchases in excess of maturities and sales of available-for-sale securities being lower than prior year’s net purchases by $27.1 million. This decrease in the use of cash from available-for-sale securities was offset by higher capital expenditures and capitalized software development costs of $0.4 million and an increase in amounts paid for strategic investments of $0.1 million.
Cash Flows from Financing Activities
There was no cash used in financing activities for the three months ended October 31, 2023 compared to $200.0 million used in financing activities for the three months ended October 31, 2022. This $200.0 million decrease in cash used was because of shares repurchased under the authorized and approved share repurchase program in the first quarter of fiscal year 2023. No shares were repurchased in the first quarter of fiscal year 2024.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2023.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through October 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of October 31, 2023 and July 31, 2023 were $853.6 million and $927.5 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $3.4 million and $3.0 million in the market value of our available-for-sale securities as of October 31, 2023 and July 31, 2023, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the three months ended October 31, 2023 and 2022, we recorded a foreign currency loss of $13.7 million and $13.8 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $27.2 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2023 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As described in Note 5 “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein, we are not party to any material pending legal proceedings.

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
We currently anticipate that sales of, and revenue from, subscription services will continue to increase in the future. Subscriptions are recognized ratably over the term of the agreement after provisioning of the service. Over time, this may reduce the impact of our historic revenue seasonality, but in the near term the introduction of proportionally more subscription services into our revenue stream, together with their delayed and ratable recognition, will likely impact quarter-over-quarter and year-over-year revenue growth comparisons. Cash flow expectations and comparisons could also be impacted because of the ramped nature of the annual installments of these multi-year subscription services arrangements but will most likely remain concentrated in the fourth fiscal quarter. Additionally, ARR, which reflects the annualized recurring value of active customer contracts at the end of a reporting period, will be impacted by the seasonality of new sales orders, even if the revenue is recognized ratably.

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
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. The ongoing wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, inflation higher than we have seen in decades, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from these events. These global events have also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of recent global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from these global events and related implementation delays. As a result of these developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person, difficulty in hiring necessary personnel, and higher employee attrition. Due to the continuing and evolving nature of these global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent recent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

The implementation and testing of our services and products by our customers typically lasts six to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our services and products typically involves integration with our customers’ and third parties’ systems and creating or updating the digital experience, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our services and products. Failing to meet the expectations of our customers during the implementation of our services and products could result in a loss of customers and negative publicity about us and our services and products. Such failure could result from deficiencies in our product capabilities, performance issues, or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional services or products sales or upon renewals of existing services and products, potential reversals of previously recognized revenue, renegotiating existing customers’ contractual terms, and a customer’s refusal to pay their contractually-obligated license, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
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
•highly inflationary international economies and certain governments, such as Argentina, which have placed controls on sending U.S. dollars outside of the country, resulting in extended collection periods and which may limit the collectibility of accounts receivable;

•geographic and political conflicts, such as the wars between Israel and Hamas and between Russia and Ukraine and the escalating tensions in the South China Sea;
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

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act and the California Privacy Rights Act, which substantially went into effect on January 1, 2023, other state privacy laws enacted in recent years, and the Court of Justice of the EU’s invalidation of the Privacy Shield framework in July 2020. On July 16, 2020, the Court of Justice of the EU issued a verdict that ruled that the EU-US Privacy Shield, on which many companies relied on to transfer their data between the EU and the U.S., was invalidated due to concerns around surveillance by U.S. state and law enforcement agencies, known as the Schrems II decision. Schrems II now requires companies to conduct case-by-case assessments of each data transfer to a non-EU country in order to ensure that such data is adequately protected. In July of 2023, the European Commission adopted a new adequacy decision in relation to the EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a General Data Protection Regulation 2016/679 (“GDPR”) transfer mechanism to U.S. entities self-certified under the DPF. We expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services and products and reduce overall demand.
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
Emerging policy and regulatory responses to AI and machine learning and their potential implications for the fields of information technology, data privacy and security may result in increased compliance costs and associated concerns for us.
At present, multiple jurisdictions are taking a heightened interest in AI and machine learning, which we make use of. There has been a recent wave of policy and regulatory responses from various governments rolling out action plans for risk mitigation to legislation being introduced to generally oversee the use of AI. For example, on October 30, 2023, the President of the United States issued an executive order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which issued guidelines and standards to certain executive departments for development and deployment of AI. Further, in 2021, the European Commission proposed a regulation seeking to establish a comprehensive, risk-based governance framework for AI in the EU market. The regulation is intended to apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy. In addition, in 2022, the European Commission proposed two directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict liability regime.
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
We cannot guarantee that any share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. As of October 31, 2023, $138.2 million of the share repurchase program remained available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
General Risk Factors
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly our executive officers, sales and marketing personnel, professional services personnel, cloud operations personnel, and software engineers, especially as we transition to a business model focused on delivering cloud-based offerings. Additionally, our stakeholders increasingly expect us to have a culture that embraces diversity, inclusion, and belonging. Our inability to attract and retain diverse and qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations, and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.
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
Moreover, while we may create and publish voluntary disclosures regarding ESG matters (in particular, information related to environmental and human capital matters) from time to time, many of the statements in such voluntary disclosures are based on certain expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many environmental and human capital matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or that otherwise cannot be independently verified.
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
General worldwide economic conditions remain unstable, and prolonged economic uncertainties or downturns could harm our business, results of operations, or financial condition. In particular, global inflation concerns, the ongoing wars between Israel and Hamas and between Russia and Ukraine, the recent pandemic, and escalating tensions in the South China Sea, have created and may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our services and products, which could delay and lengthen our sales cycles, delay or increase pricing pressures on services engagements, or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing wars between Israel and Hamas and between Russia and Ukraine as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, floods, severe heat and cold events, fires, and other natural disasters, the island of Maui in the State of Hawaii has experienced severe fires, Turkey and Syria have experienced severe earthquakes, Germany, Pakistan, and other parts of Europe have experienced flooding, Canada has experienced fires, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a majority of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our software and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR, and operating income, which could have an adverse effect on our stock price. We do business in Argentina, which is experiencing extremely high inflation and currency fluctuations. The Argentina government has placed restrictions on sending U.S. dollars outside of the country, which has impacted our customers’ timeliness in paying their obligations to us and could impact the collectibility of our accounts receivable in such respects. While we have limited currency exchange exposure to the Russian Ruble, we expect global exchange rates for various currencies may be more volatile than normal as a result of the ongoing wars between Israel and Hamas and between Russia and Ukraine and related events. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue or results of operations.
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
As of October 31, 2023, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
ITEM 5.Other Information
For purposes of this Item 5, “Net Shares” shall mean the shares of our common stock that are received by the holder thereof in a given vesting period for RSUs after such holder first engages in a sell-to-cover transaction to cover the holder’s tax liability associated with the vesting of such RSUs.
On October 12, 2023, James Winston King, Chief Administrative Officer and General Counsel, adopted a Rule 10b5-1 trading arrangement (“10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The 10b5-1 Plan allows for the sale of up to: (i) 105 stock option shares, plus (ii) 100% of the Net Shares acquired by Mr. King resulting from the vesting of 11,100 RSUs during the term of such 10b5-1 Plan, plus (iii) 75% of the Net Shares acquired by Mr. King resulting from the vesting of 8,899 RSUs during the term of such 10b5-1 Plan; with the specific amount of shares to be sold being dependent on the market price of the shares of our common stock and certain specified values, commencing on January 11, 2024 and continuing through December 31, 2024.
On October 12, 2023, Jeff Cooper, Chief Financial Officer, adopted a 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The 10b5-1 Plan allows for the sale of 50% of the Net Shares acquired by Mr. Cooper from the vesting of 39,574 RSUs during the term of such 10b5-1 Plan at then current market prices of the shares of our common stock, commencing on January 16, 2024 and continuing through December 31, 2024.

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

Date:	December 7, 2023	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)