Form 10-Q
period 2024-01-31
Guidewire Software, Inc.
filed 2024-03-08
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On February 29, 2024, the registrant had 83,322,110 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business, growth, and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, services, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, competition, and the impact of general economic, business, and market conditions. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Part II – Other Information – Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

_____________

Unless the context requires otherwise, we are referring to Guidewire Software, Inc., together with its subsidiaries, when we use the terms “Guidewire,” the “Company,” “we,” “our,” or “us.” When using the term “products,” we are generally referring to both our subscription services and term license software.

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2024	July 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$349,989	$401,813
Short-term investments	427,634	396,872
Accounts receivable, net of allowances of $24 and $218, respectively	128,242	151,034
Unbilled accounts receivable, net	90,966	87,752
Prepaid expenses and other current assets	63,799	62,132
Total current assets	1,060,630	1,099,603
Long-term investments	155,061	128,782
Unbilled accounts receivable, net	6,796	11,112
Property and equipment, net	55,109	54,499
Operating lease assets	48,327	52,373
Intangible assets, net	11,739	14,473
Goodwill	372,214	372,214
Deferred tax assets, net	243,424	226,875
Other assets	60,220	67,957
TOTAL ASSETS	$2,013,520	$2,027,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,999	$34,627
Accrued employee compensation	62,669	103,980
Deferred revenue, net	195,083	206,923
Other current liabilities	27,325	27,731
Total current liabilities	307,076	373,261
Lease liabilities	39,074	42,972
Convertible senior notes, net	398,033	397,171
Deferred revenue, net	4,072	5,988
Other liabilities	9,152	9,030
Total liabilities	757,407	828,422
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,903,873	1,831,267
Accumulated other comprehensive income (loss)	(12,434)	(13,859)
Retained earnings (accumulated deficit)	(635,334)	(617,950)
Total stockholders’ equity	1,256,113	1,199,466
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,013,520	$2,027,888

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Revenue:
Subscription and support	$131,642	$105,754	$259,269	$204,822
License	71,083	73,115	105,108	114,067
Services	38,172	53,742	83,927	109,004
Total revenue	240,897	232,611	448,304	427,893
Cost of revenue:
Subscription and support	49,934	48,924	97,988	104,615
License	1,483	1,845	2,702	3,718
Services	47,074	58,379	92,916	123,945
Total cost of revenue	98,491	109,148	193,606	232,278
Gross profit:
Subscription and support	81,708	56,830	161,281	100,207
License	69,600	71,270	102,406	110,349
Services	(8,902)	(4,637)	(8,989)	(14,941)
Total gross profit	142,406	123,463	254,698	195,615
Operating expenses:
Research and development	65,458	61,702	127,927	119,872
Sales and marketing	49,181	44,781	93,762	91,249
General and administrative	40,177	40,196	79,200	82,263
Total operating expenses	154,816	146,679	300,889	293,384
Income (loss) from operations	(12,410)	(23,216)	(46,191)	(97,769)
Interest income	10,290	5,392	20,903	10,030
Interest expense	(1,692)	(1,677)	(3,375)	(3,351)
Other income (expense), net	10,776	11,291	(2,966)	(2,533)
Income (loss) before provision for (benefit from) income taxes	6,964	(8,210)	(31,629)	(93,623)
Provision for (benefit from) income taxes	(2,723)	979	(14,245)	(15,116)
Net income (loss)	$9,687	$(9,189)	$(17,384)	$(78,507)
Net income (loss) per share:
Basic	$0.12	$(0.11)	$(0.21)	$(0.95)
Diluted	$0.12	$(0.11)	$(0.21)	$(0.95)
Shares used in computing net income (loss) per share:
Basic	82,133,632	82,051,867	81,912,272	82,686,420
Diluted	83,305,080	82,051,867	81,912,272	82,686,420

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Net income (loss)	$9,687	$(9,189)	$(17,384)	$(78,507)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,362	4,885	(1,145)	2,184
Unrealized gain (loss) on available-for-sale securities	2,822	4,309	3,846	2,665
Tax benefit (expense) on unrealized gain (loss) on available-for-sale securities	(622)	(942)	(795)	(499)
Reclassification adjustment for realized gain (loss) included in net income (loss)	(191)	(350)	(481)	(566)
Total other comprehensive income (loss)	4,371	7,902	1,425	3,784
Comprehensive income (loss)	$14,058	$(1,287)	$(15,959)	$(74,723)

See accompanying Notes to Condensed Consolidated Financial Statements

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2023	81,440,669	$8	$1,831,267	$(13,859)	$(617,950)	$1,199,466
Net income (loss)	—	—	—	—	(27,071)	(27,071)
Issuance of common stock upon exercise of stock options	42	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units ("RSUs")	489,783	—	—	—	—	—
Stock-based compensation	—	—	36,199	—	—	36,199
Foreign currency translation adjustment	—	—	—	(3,507)	—	(3,507)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	851	—	851
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(290)	—	(290)
Balance as of October 31, 2023	81,930,494	$8	$1,867,467	$(16,805)	$(645,021)	$1,205,649
Net income (loss)	—	—	—	—	9,687	9,687
Issuance of common stock upon exercise of stock options	327	—	3	—	—	3
Issuance of common stock upon vesting of RSUs	391,289	—	—	—	—	—
Stock-based compensation	—	—	36,403	—	—	36,403
Foreign currency translation adjustment	—	—	—	2,362	—	2,362
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	2,200	—	2,200
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(191)	—	(191)
Balance as of January 31, 2024	82,322,110	$8	$1,903,873	$(12,434)	$(635,334)	$1,256,113

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2022	84,084,209	$8	$1,755,476	$(19,845)	$(283,982)	$1,451,657
Net income (loss)	—	—	—	—	(69,318)	(69,318)
Issuance of common stock upon vesting of RSUs	373,380	—	—	—	—	—
Stock-based compensation	—	—	35,249	—	—	35,249
Repurchase and retirement of common stock	(2,581,478)	—	(40,000)	—	(160,000)	(200,000)
Foreign currency translation adjustment	—	—	—	(2,701)	—	(2,701)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,201)	—	(1,201)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(216)	—	(216)
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(68,003)	—	39,694	(28,309)
Balance as of October 31, 2022	81,876,111	$8	$1,682,722	$(23,963)	$(473,606)	$1,185,161
Net income (loss)	—	—	—	—	(9,189)	(9,189)
Issuance of common stock upon exercise of stock options	217	—	2	—	—	2
Issuance of common stock upon vesting of RSUs	336,440	—	—	—	—	—
Stock-based compensation	—	—	36,296	—	—	36,296
Foreign currency translation adjustment	—	—	—	4,885	—	4,885
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	3,367	—	3,367
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(350)	—	(350)
Balance as of January 31, 2023	82,212,768	$8	$1,719,020	$(16,061)	$(482,795)	$1,220,172
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,384)	$(78,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,934	14,229
Amortization of debt issuance costs	862	848
Amortization of contract costs	8,745	8,597
Stock-based compensation	72,524	71,275
Changes to allowance for credit losses and revenue reserves	(194)	(315)
Deferred income tax	(17,390)	(18,358)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(6,223)	(722)
Gain on sale of strategic investment	(1,758)	—
Other non-cash items affecting net income (loss)	(46)	76
Changes in operating assets and liabilities:
Accounts receivable	22,547	16,524
Unbilled accounts receivable	1,102	(29,460)
Prepaid expenses and other assets	(12,531)	(4,820)
Operating lease assets	4,046	4,808
Accounts payable	(12,212)	(2,289)
Accrued employee compensation	(39,657)	(32,539)
Deferred revenue	(13,756)	(26,291)
Lease liabilities	(3,245)	(5,717)
Other liabilities	804	(3,554)
Net cash provided by (used in) operating activities	(2,832)	(86,215)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(314,846)	(270,329)
Maturities and sales of available-for-sale securities	267,416	235,383
Purchases of property and equipment	(3,990)	(1,937)
Capitalized software development costs	(6,058)	(6,118)
Acquisition of strategic investments	(250)	(5,841)
Sale of strategic investment	6,508	—
Net cash provided by (used in) investing activities	(51,220)	(48,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	4	2
Repurchase and retirement of common stock	—	(200,000)
Net cash provided by (used in) financing activities	4	(199,998)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,561)	1,941
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(55,609)	(333,114)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	406,790	614,686
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$351,181	$281,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$2,500
Cash paid for income taxes, net of tax refunds	$2,743	$2,725
Accruals for purchase of property and equipment	$759	$839
Accruals for capitalized software development costs	$458	$510
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform and suite of products which combine core operations, digital engagement, analytics, and machine learning and artificial intelligence (“AI”) applications. The Company’s technology platform and suite of products support core insurance operations, including underwriting, policy administration, claim management, and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers. The term “products” generally refers to both subscription services and term license software offerings.
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
Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. At January 31, 2024, restricted cash in the amount of $1.2 million was included in prepaid expenses and other current assets in the condensed consolidated balance sheet.
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
No customer accounted for 10% or more of the Company's revenue in the three and six months ended January 31, 2024 and 2023. No customer accounted for 10% or more of the Company's accounts receivable as of January 31, 2024 and July 31, 2023.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The new standard will be effective and the Company will adopt it for the annual period beginning August 1, 2024, and for the interim periods beginning after August 1, 2025 with early adoption permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The new standard will be effective and the Company will adopt it beginning August 1, 2025 and early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2. Revenue
Disaggregation of Revenue
Revenue by service or product type is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Subscription and support
Subscription	$113,125	$86,015	$222,722	$164,992
Support	18,517	19,739	36,547	39,830
License
Term license	71,035	73,067	105,012	113,956
Perpetual license	48	48	96	111
Services	38,172	53,742	83,927	109,004
Total revenue	$240,897	$232,611	$448,304	$427,893
Revenue by service or product type and by geography is as follows (in thousands):

	Three Months Ended January 31, 2024
	Subscription and support	License	Services	Total

United States	$90,175	$36,775	$26,566	$153,516
Canada	18,337	4,885	1,939	25,161
Other Americas	1,495	180	359	2,034
Total Americas	110,007	41,840	28,864	180,711
Total EMEA	14,027	17,590	7,087	38,704
Total APAC	7,608	11,653	2,221	21,482
Total revenue	$131,642	$71,083	$38,172	$240,897

	Three Months Ended January 31, 2023
	Subscription and support	License	Services	Total

United States	$71,344	$39,421	$36,300	$147,065
Canada	17,536	5,912	4,425	27,873
Other Americas	1,481	532	683	2,696
Total Americas	90,361	45,865	41,408	177,634
Total EMEA	9,712	15,708	10,264	35,684
Total APAC	5,681	11,542	2,070	19,293
Total revenue	$105,754	$73,115	$53,742	$232,611

	Six Months Ended January 31, 2024
	Subscription and support	License	Services	Total

United States	$176,926	$49,506	$57,567	$283,999
Canada	36,779	7,803	4,133	48,715
Other Americas	2,985	502	921	4,408
Total Americas	216,690	57,811	62,621	337,122
Total EMEA	27,965	26,955	16,701	71,621
Total APAC	14,614	20,342	4,605	39,561
Total revenue	$259,269	$105,108	$83,927	$448,304

	Six Months Ended January 31, 2023
	Subscription and support	License	Services	Total

United States	$138,425	$56,930	$74,825	$270,180
Canada	33,587	9,605	10,477	53,669
Other Americas	2,956	852	1,105	4,913
Total Americas	174,968	67,387	86,407	328,762
Total EMEA	18,640	26,133	18,158	62,931
Total APAC	11,214	20,547	4,439	36,200
Total revenue	$204,822	$114,067	$109,004	$427,893
No country or region, other than those presented above, accounted for more than 10% of total revenue during the three and six months ended January 31, 2024 and 2023.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as follows (in thousands):

	January 31, 2024	July 31, 2023
Unbilled accounts receivable, net	$97,762	$98,864
Contract costs, net	$46,512	$47,254
Deferred revenue, net	$199,155	$212,911
As of January 31, 2024 and July 31, 2023, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $15.8 million and $15.9 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of January 31, 2024 and July 31, 2023, respectively. The non-current portion of contract costs of $30.7 million and $31.3 million is included in other assets in the Company’s condensed consolidated balance sheets as of January 31, 2024 and July 31, 2023, respectively. The Company amortized $4.7 million and $4.1 million of contract costs during the three months ended January 31, 2024 and 2023, respectively, and amortized $8.7 million and $8.6 million during the six months ended January 31, 2024 and 2023, respectively.
Deferred revenue
During the three and six months ended January 31, 2024, the Company recognized revenue of approximately $56.9 million and $151.8 million, respectively, related to the Company’s deferred revenue balance reported as of July 31, 2023.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $1.5 billion as of January 31, 2024. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	January 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$41,461	$105	$(89)	$41,477
Certificates of deposit	54,059	—	—	54,059
Commercial paper	162,569	—	—	162,569
Corporate bonds	249,799	794	(304)	250,289
Foreign government bonds	8,353	32	(68)	8,317
Money market funds	188,952	—	—	188,952
U.S. Government agency securities	30,675	14	(20)	30,669
U.S. Government bonds	86,142	88	(531)	85,699
Total	$822,010	$1,033	$(1,012)	$822,031

	July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$43,573	$18	$(234)	$43,357
Certificates of deposit	34,395	—	—	34,395
Commercial paper	150,254	—	—	150,254
Corporate bonds	200,691	41	(1,590)	199,142
Foreign government bonds	14,559	—	(203)	14,356
Money market funds	229,721	—	—	229,721
U.S. Government agency securities	84,180	9	(151)	84,038
U.S. Government bonds	87,064	1	(1,230)	85,835
Total	$844,437	$69	$(3,408)	$841,098
The Company does not consider any portion of the unrealized losses at January 31, 2024 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings is based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	January 31, 2024
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$627	$40,850	$41,477
Certificates of deposit	54,059	—	54,059
Commercial paper	162,569	—	162,569
Corporate bonds	167,481	82,808	250,289
Foreign government bonds	4,868	3,449	8,317
Money market funds	188,952	—	188,952
U.S. Government agency securities	27,831	2,838	30,669
U.S. Government bonds	60,583	25,116	85,699
Total	$666,970	$155,061	$822,031

Fair Value Measurement
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$50,384	$—	$50,384
Money market funds	188,952	—	—	188,952
Total cash equivalents	188,952	50,384	—	239,336
Short-term investments:
Asset-backed securities	—	627	—	627
Certificates of deposit	—	54,059	—	54,059
Commercial paper	—	112,185	—	112,185
Corporate bonds	—	167,481	—	167,481
Foreign government bonds	—	4,868	—	4,868
U.S. Government agency securities	—	27,831	—	27,831
U.S. Government bonds	—	60,583	—	60,583
Total short-term investments	—	427,634	—	427,634
Long-term investments:
Asset-backed securities	—	40,850	—	40,850
Corporate bonds	—	82,808	—	82,808
Foreign government bonds	—	3,449	—	3,449
U.S. Government agency securities	—	2,838	—	2,838
U.S. Government bonds	—	25,116	—	25,116
Total long-term investments	—	155,061	—	155,061
Total	$188,952	$633,079	$—	$822,031

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$61,296	$—	$61,296
Money market funds	229,721	—	—	229,721
U.S. Government agency securities	—	8,478	—	8,478
U.S. Government bonds	—	15,949	—	15,949
Total cash equivalents	229,721	85,723	—	315,444
Short-term investments:
Asset-backed securities	—	2,705	—	2,705
Certificates of deposit	—	34,395	—	34,395
Commercial paper	—	88,958	—	88,958
Corporate bonds	—	156,396	—	156,396
Foreign government bonds	—	10,717	—	10,717
U.S. Government agency securities	—	69,101	—	69,101
U.S. Government bonds	—	34,600	—	34,600
Total short-term investments	—	396,872	—	396,872
Long-term investments:
Asset-backed securities	—	40,652	—	40,652
Corporate bonds	—	42,746	—	42,746
Foreign government bonds	—	3,639	—	3,639
U.S. Government agency securities	—	6,459	—	6,459
U.S. Government bonds	—	35,286	—	35,286
Total long-term investments	—	128,782	—	128,782
Total	$229,721	$611,377	$—	$841,098
Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). The fair value of the Convertible Senior Notes was $444.0 million and $388.2 million at January 31, 2024 and July 31, 2023, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).

Strategic Investments
The Company’s other assets include strategic investments in privately-held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3), which are recorded using the measurement alternative at cost less impairment and adjusts cost for subsequent observable changes in fair value, and an investment in a limited partnership, which is recorded using the net asset value practical expedient (Level 3) in accordance with ASC 820. Changes in fair value are recorded in other income (expense) on the condensed consolidated statements of operations.
During the six months ended January 31, 2024, the Company invested $0.2 million in a new strategic investment.
During the six months ended January 31, 2024, one of the Company’s investees was acquired by a privately-held limited partnership. As a result, the Company received $12.1 million in consideration for its equity interest in the investee, composed of $6.5 million cash and $5.6 million of an ownership interest in the privately-held limited partnership, and recognized a $1.8 million gain in excess of cost in other income (expense), net on the condensed consolidated statements of operations.
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	January 31, 2024	July 31, 2023
Equity investments using the measurement alternative	$17,654	$27,772
Equity investment using net asset value	$5,618	$—
No impairment charge or unrealized gain or loss related to strategic investments were recognized during the three and six months ended January 31, 2024 and 2023.
4. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For calculating diluted earnings per share, the Company uses the treasury stock method for options to purchase common stock and Stock Awards and the if-converted method for Convertible Senior Notes.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and six months ended January 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$9,687	$(9,189)	$(17,384)	$(78,507)
Net income (loss) per share:
Basic	$0.12	$(0.11)	$(0.21)	$(0.95)
Diluted	$0.12	$(0.11)	$(0.21)	$(0.95)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	82,133,632	82,051,867	81,912,272	82,686,420
Weighted average effect of dilutive stock options	50,171	—	—	—
Weighted average effect of dilutive stock awards	1,121,277	—	—	—
Diluted	83,305,080	82,051,867	81,912,272	82,686,420

The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Stock options	—	14,686	184,669	14,746
Stock awards	502,562	1,960,572	3,299,881	1,664,469
Convertible senior notes	3,516,480	3,516,480	3,516,480	3,516,480
During the three and six months ended January 31, 2024 and 2023, the average market price of the Company’s common stock did not exceed the initial conversion price of the Convertible Senior Notes.
5. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2023.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of January 31, 2024 or July 31, 2023. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
Indemnification
The Company sells software licenses and services to its customers under Software License Agreements (“SLA”) and Software Subscription Agreements (“SSA”). SLAs and SSAs contain the terms of the contractual arrangement with the customer and generally include certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party, and in the case of SSAs, the Company may include certain provisions for limited liability for defending the customer against any claims for a data breach. SLAs and SSAs also generally indemnify the customer against judgments, settlements, fines, penalties, costs, and expenses resulting from a claim (“Losses”) against the customer in the event the Company’s software is found to infringe upon such third-party rights.
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2024 or July 31, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
6. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Stock-based compensation expense	$36,403	$36,296	$72,602	$71,545
Net impact of deferred stock-based compensation	24	(117)	(78)	(270)
Total stock-based compensation expense, net	$36,427	$36,179	$72,524	$71,275
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,414	$3,440	$6,876	$6,908
Cost of license revenue	53	119	148	266
Cost of services revenue	4,643	4,397	9,432	9,746
Research and development	10,138	10,301	20,124	19,592
Sales and marketing	8,190	8,024	15,919	14,911
General and administrative	9,989	9,898	20,025	19,852
Total stock-based compensation expense	$36,427	$36,179	$72,524	$71,275
Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of January 31, 2024 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$1,298	0.6
Stock Awards	310,253	2.6
Total unrecognized stock-based compensation expense	$311,551
Stock Awards
A summary of Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2023	3,414,706	$85.68	$289,635
Granted	1,559,426	$92.18
Released	(881,072)	$91.73	$82,848
Canceled	(156,813)	$89.10
Balance as of January 31, 2024	3,936,247	$86.76	$439,600
Expected to vest as of January 31, 2024	3,936,247	$86.76	$439,600
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $111.68 and $84.82 on January 31, 2024 and July 31, 2023, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

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
The Company recognized stock-based compensation related to PSUs of $3.0 million and $3.2 million during the three months ended January 31, 2024 and 2023, respectively, and $7.1 million and $7.2 million during the six months ended January 31, 2024 and 2023, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2023	187,572	$65.90	8.8	$3,549
Granted	—	$—
Exercised	(369)	$14.82		$34
Canceled	(5,217)	$68.39
Balance as of January 31, 2024	181,986	$65.93	8.3	$8,326
Vested and expected to vest as of January 31, 2024	181,986	$65.93	8.3	$8,326
Exercisable as of January 31, 2024	7,855	$11.49	2.7	$787
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $111.68 and $84.82 on January 31, 2024 and July 31, 2023, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
During the three and six months ended January 31, 2024, the Company did not repurchase any shares of common stock. During the three months ended January 31, 2023, the Company did not repurchase any shares of common stock. During the six months ended January 31, 2023, the Company repurchased 2,581,478 shares of common stock.
As of January 31, 2024, $138.2 million remained available for future share repurchases.
In the first quarter of fiscal year 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon the Company provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of the Company’s common stock. In the third quarter of fiscal year 2023, the ASR was settled in full with the delivery of an additional 648,001 shares of common stock which resulted in total repurchases under the ASR of 3,229,479 shares of common stock at an average purchase price of $61.93 per share.

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
Overview
Guidewire delivers a platform and a suite of products that property and casualty (“P&C”) insurers trust to engage, innovate, and grow efficiently. Guidewire’s platform combines core operations, digital engagement, analytics, and machine learning and artificial intelligence (“AI”) applications delivered as a cloud service or self-managed software. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.
Our core products are InsuranceSuite Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. We also sell digital engagement and analytics products. Our digital engagement products enable digital sales, omni-channel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our analytics offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our suite of products for use in a variety of international regulatory, language, and currency environments.
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
Because our platform is critical to our new and existing customers’ businesses, their decision-making and product evaluation process is thorough, which often results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple products or is considering a move to a cloud-based subscription for the first time. Sales to new customers often involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations and migrations.
We sell our platform and suite of products through subscription services for our cloud-delivered products and term licenses for our self-managed products. We generally price our products based on the amount of Direct Written Premium (“DWP”) that will be managed by our products. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria are met including providing access to the service. Term licenses are primarily sold to existing on-premise customers and are typically an annual commitment with optional renewals thereafter. We may enter into term license arrangements with our customers that have an initial term of more than one year or may renew license arrangements for longer than one year. Term license revenue is typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our platform, services, and products. A majority of our services revenue is billed monthly on a time and materials basis.

Over the past few years, we have primarily been entering into cloud-based subscription arrangements with our new and existing customers, and we anticipate that subscription arrangements will be a significant majority of annual new sales going forward. As this sales model matures, we may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands.
To extend our technology leadership in the global market and to drive operating efficiency, we continue to invest in product development and cloud operations to enhance and improve our current products, introduce new products, and advance our ability to securely and cost-effectively deliver our services in the cloud. Continued investment is critical as we seek to assist our customers in achieving their technology goals, maintain our competitive advantage, grow our revenue, expand internationally, and meet evolving customer demands. In certain cases, we may also acquire skills and technologies to manage our cloud infrastructure and accelerate our time to market for new products, solutions, and upgrades.
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
We face a number of risks in the execution of our strategy, including risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, migrating our business towards a subscription model with ratable revenue recognition, increasing the overall adoption of our products, and cost-effectively and securely managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, cybersecurity, implementation and migration services, and sales and marketing.
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter, which is the quarter ending July 31. We generally see significantly increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for term licenses compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any significant multi-year term license or term license non-renewal could impact quarterly results. Subscription sales now represent the significant majority of total sales and, as a result when compared to term license sales, the revenue we recognize in the initial fiscal year of an order is lower, deferred revenue is higher, and our total reported revenue growth may be adversely affected in the near term due to the ratable nature of these arrangements. Over time, this ratable revenue dynamic will dampen the impact of seasonality on our revenue.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue and subscription revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. Our second fiscal quarter, which is the quarter ending January 31, usually has fewer billable days due to the impact of calendar year end holidays in the United States. Our fourth fiscal quarter usually has fewer billable days due to the impact of vacations taken by our services professionals. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
Recent Global Events
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. For instance, the ongoing wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, high inflation, the recent bank failures in the United States and Switzerland and the related impact on financial markets and institutions, and supply chain issues have contributed to global economic and market volatility. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.

Our business and financial results have been and may in the future be impacted due to these disruptions, which may affect our ARR and revenue growth rates, sales cycles, services revenue and margins, operating cash flow and expenses, employee attrition, hiring and onboarding necessary personnel, allowance for collectibility of accounts receivable and unbilled receivables, and the change in fair value of strategic investments. Additionally, recent inflation levels are impacting the global economy and magnifying the impact of these disruptions.
Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from these disruptions, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenue and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the global economic impact of these disruptions could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our products based on the amount of DWP that will be managed by our products. Additionally, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, intangible assets, or goodwill.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. During the six months ended January 31, 2024, the recurring license and support or subscription contract value recognized as services revenue was $5.2 million.
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
As of January 31, 2024, ARR was $800 million, compared to $763 million as of July 31, 2023. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for services and products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consist of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow in the six months ended January 31, 2024 was impacted by severance payments of $3.3 million. Free cash flow in the six months ended January 31, 2023 was impacted by severance payments of $2.9 million. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows.”

	Six Months Ended January 31,
	2024	2023
Net cash provided by (used in) operating activities	$(2,832)	$(86,215)
Purchases of property and equipment	(3,990)	(1,937)
Capitalized software development costs	(6,058)	(6,118)
Free cash flow	$(12,880)	$(94,270)

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

	Three Months Ended January 31,
	2024	As a % of total revenue	2023	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$131,642	55%	$105,754	46%
License	71,083	29	73,115	31
Services	38,172	16	53,742	23
Total revenue	240,897	100	232,611	100
Cost of revenue:
Subscription and support	49,934	21	48,924	21
License	1,483	1	1,845	1
Services	47,074	20	58,379	25
Total cost of revenue	98,491	42	109,148	47
Gross profit:
Subscription and support	81,708	34	56,830	25
License	69,600	28	71,270	30
Services	(8,902)	(4)	(4,637)	(2)
Total gross profit	142,406	58	123,463	53
Operating expenses:
Research and development	65,458	27	61,702	27
Sales and marketing	49,181	20	44,781	19
General and administrative	40,177	17	40,196	17
Total operating expenses	154,816	64	146,679	63
Income (loss) from operations	(12,410)	(6)	(23,216)	(10)
Interest income	10,290	4	5,392	2
Interest expense	(1,692)	(1)	(1,677)	(1)
Other income (expense), net	10,776	4	11,291	5
Income (loss) before provision for (benefit from) income taxes	6,964	1	(8,210)	(4)
Provision for (benefit from) income taxes	(2,723)	(1)	979	—
Net income (loss)	$9,687	2%	$(9,189)	(4)%

	Six Months Ended January 31,
	2024	As a % of total revenue	2023	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$259,269	58%	$204,822	48%
License	105,108	23	114,067	27
Services	83,927	19	109,004	25
Total revenue	448,304	100	427,893	100
Cost of revenue:
Subscription and support	97,988	22	104,615	24
License	2,702	1	3,718	1
Services	92,916	21	123,945	29
Total cost of revenue	193,606	44	232,278	54
Gross profit:
Subscription and support	161,281	36	100,207	24
License	102,406	22	110,349	26
Services	(8,989)	(2)	(14,941)	(4)
Total gross profit	254,698	56	195,615	46
Operating expenses:
Research and development	127,927	29	119,872	28
Sales and marketing	93,762	21	91,249	21
General and administrative	79,200	18	82,263	19
Total operating expenses	300,889	68	293,384	68
Income (loss) from operations	(46,191)	(12)	(97,769)	(22)
Interest income	20,903	5	10,030	2
Interest expense	(3,375)	(1)	(3,351)	(1)
Other income (expense), net	(2,966)	(1)	(2,533)	(1)
Income (loss) before provision for (benefit from) income taxes	(31,629)	(9)	(93,623)	(22)
Provision for (benefit from) income taxes	(14,245)	(3)	(15,116)	(4)
Net income (loss)	$(17,384)	(6)%	$(78,507)	(18)%

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

	Three Months Ended January 31,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$113,125	47%	$86,015	37%	$27,110	32%
Support	18,517	8	19,739	8	(1,222)	(6)%
License:
Term license	71,035	29	73,067	31	(2,032)	(3)%
Perpetual license	48	—	48	—	—	—%
Services	38,172	16	53,742	24	(15,570)	(29)%
Total revenue	$240,897	100%	$232,611	100%	$8,286	4%

	Six Months Ended January 31,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$222,722	50%	$164,992	39%	$57,730	35%
Support	36,547	8	39,830	9	(3,283)	(8)%
License:
Term license	105,012	23	113,956	27	(8,944)	(8)%
Perpetual license	96	—	111	—	(15)	(14)%
Services	83,927	19	109,004	25	(25,077)	(23)%
Total revenue	$448,304	100%	$427,893	100%	$20,411	5%

Subscription and Support
We anticipate subscriptions will continue to represent a significant majority of new arrangements, including customers migrating from existing term license arrangements to subscription services, in future periods. Due to the ratable recognition of subscription revenue, growth in subscription revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue on a year-over-year basis. If we complete a higher percentage of subscription arrangements towards the end of a given period, our short-term growth rates will be negatively impacted. Due to the seasonal nature of our business, the impact of new subscription orders in our fourth fiscal quarter, our historically largest quarter for new orders, is not fully reflected in revenue until the following fiscal year.
Subscription revenue increased by $27.1 million and $57.7 million during the three and six months ended January 31, 2024, respectively, compared to the same periods a year ago, primarily due to the impact of cloud transition agreements, new subscription agreements entered into and provisioned since January 31, 2023, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.
Support revenue decreased by $1.2 million and $3.3 million during the three and six months ended January 31, 2024, respectively, compared to the same periods a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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
Term license revenue decreased by $2.0 million during the three months ended January 31, 2024, compared to the same period a year ago. This decrease is driven by lower new term license agreements as most of our new sales activity is for subscription services, the impact of contracts with an initial term of greater than two years or a renewal term of greater than one year, and the impact of customers that migrated from a term license to a subscription service. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year during the three months ended January 31, 2024 was $2.4 million compared with $0.3 million in the prior year period.
Term license revenue decreased by $8.9 million during the six months ended January 31, 2024, compared to the same period a year ago. This decrease is driven by lower new term license agreements as most of our new sales activity is for subscription services, the impact of contracts with an initial term of greater than two years or a renewal term of greater than one year, and the impact of customers that migrated from a term license to a subscription service. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year during the six months ended January 31, 2024 was $2.4 million compared with $3.7 million in the prior year period.
Services
Services revenue decreased by $15.6 million and $25.1 million during the three and six months ended January 31, 2024, respectively, compared to the same period a year ago. The decrease is primarily driven by the completion of implementations, combined with our SI partners leading more new subscription implementation and migration projects than in the past. Additionally, services revenue overall continues to be impacted by investments in customer implementations, including fixed fee or capped arrangements. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit.
As we successfully leverage our SI partners to lead more implementations and migrations, we expect our services revenue to decline in the near-term. As we continue to expand into new markets and develop new products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margin.

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

Cost of Revenue:

	Three Months Ended January 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$49,934	$48,924	$1,010	2%
License	1,483	1,845	(362)	(20)%
Services	47,074	58,379	(11,305)	(19)%
Total cost of revenue	$98,491	$109,148	$(10,657)	(10)%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,414	$3,440	$(26)
Cost of license revenue	53	119	(66)
Cost of services revenue	4,643	4,397	246
Total	$8,110	$7,956	$154

	Six Months Ended January 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$97,988	$104,615	$(6,627)	(6)%
License	2,702	3,718	(1,016)	(27)%
Services	92,916	123,945	(31,029)	(25)%
Total cost of revenue	$193,606	$232,278	$(38,672)	(17)%

Includes stock-based compensation of:
Cost of subscription and support revenue	$6,876	$6,908	$(32)
Cost of license revenue	148	266	(118)
Cost of services revenue	9,432	9,746	(314)
Total	$16,456	$16,920	$(464)

Cost of subscription and support revenue during the three months ended January 31, 2024 increased by $1.0 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $1.0 million, personnel costs of $0.7 million, royalties of $0.4 million, and internal-use software amortization of $0.2 million, partially offset by a decrease in professional services of $1.3 million.
Cost of subscription and support revenue during the six months ended January 31, 2024, decreased by $6.6 million, compared to the same period a year ago, primarily due to decreases in cloud infrastructure expense of $4.9 million, professional services of $2.1 million, and amortization of intangibles of $1.4 million due to certain acquired intangible assets being fully amortized, partially offset by increases in internal-use software amortization of $0.9 million and royalties of $0.9 million.

Cloud hosting costs are benefiting from the efficiencies that we are achieving from our development efforts associated with GWCP and the cost benefits associated with the five-year agreement with a cloud infrastructure services provider that was entered into in the second quarter of fiscal year 2023. As a result of efficiencies that we are seeing from our previous investments in cloud operations and development efforts along with the challenges presented by the macroeconomic environment, we have also slowed hiring and are critically evaluating professional services contracts and third-party software costs. However, we expect cost of subscription and support revenue to increase in absolute dollars due to the increased number of customers utilizing our cloud services, the volume of transactions by our cloud customers, and the impact of inflation and other macroeconomic events.
The $0.4 million decrease in our cost of license revenue during the three months ended January 31, 2024, compared to the same period a year ago, was due to lower personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.3 million and a decrease in royalties of $0.1 million.
The $1.0 million decrease in our cost of license revenue during the six months ended January 31, 2024, compared to the same period a year ago, was primarily due to decreases in personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.8 million and royalties of $0.2 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $11.3 million decrease in cost of services revenue during the three months ended January 31, 2024, compared to the same period a year ago, was primarily due to decreases in subcontractor expenses of $14.1 million due to the completion of certain fixed fee engagements and more customer engagements being led by SIs and professional services of $0.1 million, partially offset by an increase in personnel costs of $2.9 million which includes severance expense of $3.3 million.
The $31.0 million decrease in cost of services revenue during the six months ended January 31, 2024, compared to the same period a year ago, was primarily due to decreases in subcontractor expenses of $32.2 million due to the completion of certain fixed fee engagements and more customer engagements being led by SIs and professional services of $0.3 million, partially offset by an increase in personnel costs of $1.4 million which includes severance expense of $3.3 million.
We had 595 cloud operations and technical support employees and 770 professional services employees at January 31, 2024, compared to 649 cloud operations and technical support employees and 804 professional services employees at January 31, 2023.
Gross Profit:

	Three Months Ended January 31,
	2024		2023		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$81,708	62%	$56,830	54%	$24,878	44%
License	69,600	98	71,270	97	(1,670)	(2)%
Services	(8,902)	(23)	(4,637)	(9)	(4,265)	(92)%
Total gross profit	$142,406	59%	$123,463	53%	$18,943	15%
Our gross profit increased $18.9 million during the three months ended January 31, 2024, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, partially offset by decreases in services gross profit due to the investments that we are making in our customers' transition to subscription services and the impact of a reduction-in-force during the quarter and, to a lesser extent, license gross profit due to customer migrations to subscription services.

Our gross margin increased to 59% during the three months ended January 31, 2024 from 53% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies, offset by a decrease in services revenue, which has a negative margin and was impacted by a reduction-in-force during the quarter, due to more SIs contracting directly with our customers.

	Six Months Ended January 31,
	2024		2023		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$161,281	62%	$100,207	49%	$61,074	61%
License	102,406	97	110,349	97	(7,943)	(7)%
Services	(8,989)	(11)	(14,941)	(14)	5,952	40%
Total gross profit	$254,698	57%	$195,615	46%	$59,083	30%

Our gross profit increased $59.1 million during the six months ended January 31, 2024, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies and improvements in services gross profit due to the completion of certain implementation projects that required significant investment by us and more SIs contracting directly with our customers, partially offset by a decrease in license gross profit due to lower license revenue as customers migrate to subscription services.
Our gross margin increased to 57% during the six months ended January 31, 2024, from 46% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies and, to a lesser extent, improvements in services gross margin due to completion of certain implementation projects that required significant investment by us and more SIs contracting directly with our customers.
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

	Three Months Ended January 31,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$65,458	27%	$61,702	27%	$3,756	6%
Sales and marketing	49,181	20	44,781	19	4,400	10%
General and administrative	40,177	17	40,196	17	(19)	—%
Total operating expenses	$154,816	64%	$146,679	63%	$8,137	6%

Includes stock-based compensation of:
Research and development	$10,138		$10,301		$(163)
Sales and marketing	8,190		8,024		166
General and administrative	9,989		9,898		91
Total	$28,317		$28,223		$94

	Six Months Ended January 31,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$127,927	29%	$119,872	28%	$8,055	7%
Sales and marketing	93,762	21	91,249	21	2,513	3%
General and administrative	79,200	18	82,263	19	(3,063)	(4)%
Total operating expenses	$300,889	68%	$293,384	68%	$7,505	3%

Includes stock-based compensation of:
Research and development	$20,124		$19,592		$532
Sales and marketing	15,919		14,911		1,008
General and administrative	20,025		19,852		173
Total	$56,068		$54,355		$1,713
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $3.8 million increase in research and development expenses during the three months ended January 31, 2024, compared to the same period a year ago, was primarily due to increases in personnel costs of $3.6 million associated with higher headcount, professional services of $0.6 million, and software subscription costs of $0.1 million. These increases were partially offset by decreases in acquisition consideration holdback costs of $0.4 million recognized over a service period relating to the HazardHub acquisition and cloud hosting costs of $0.2 million.
The $8.1 million increase in research and development expenses during the six months ended January 31, 2024, compared to the same period a year ago, was primarily due to increases in personnel costs of $9.8 million associated with higher headcount, software subscription costs of $0.8 million, and travel costs of $0.1 million. These increases were partially offset by decreases in cloud hosting costs of $1.9 million, and acquisition consideration holdback costs of $0.8 million recognized over a service period relating to the HazardHub acquisition.

Cloud hosting costs are benefiting from the efficiencies that we are achieving with GWCP and the five-year agreement with a cloud infrastructure services provider that was entered into in the second quarter of fiscal year 2023.
Our research and development headcount was 1,087 at January 31, 2024, compared with 1,002 at January 31, 2023.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to support our growing customer base, but decrease as a percentage of revenue after our recent period of significant investment in cloud platform capabilities as overall hiring slows and we focus on hiring in lower cost regions. We continue to dedicate internal resources to develop, improve, and expand the functionality of our solutions and migrate our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
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
The $4.4 million increase in sales and marketing expenses during the three months ended January 31, 2024, compared to the same period a year ago, was primarily due to increases in marketing and advertising expenses of $2.8 million due to the timing of Connections, our annual customer conference, which was held in the first quarter of fiscal year 2023 as compared to the second quarter of fiscal year 2024, personnel costs of $1.2 million, including $1.0 million related to contract acquisition costs, travel costs of $0.2 million, and professional services costs of $0.2 million.
The $2.5 million increase in sales and marketing expenses during the six months ended January 31, 2024, compared to the same period a year ago, was primarily due to increases in personnel costs of $2.2 million, including $0.9 million related to contract acquisition costs, marketing and advertising costs of $0.3 million, and software subscription costs of $0.2 million, partially offset by lower cloud hosting costs of $0.2 million.
Our sales and marketing headcount was 469 at January 31, 2024, compared with 470 at January 31, 2023.
We expect our sales and marketing expenses to continue to increase in absolute dollars due to inflation and investments to support ongoing growth, but decrease as a percentage of revenue as overall hiring slows after our recent period of investment to build out our customer success team and add analytics and cloud sales capabilities.
General and Administrative
Our general and administrative expenses include executive, finance, human resources, information technology, information security, legal, and corporate development and strategy functions, and primarily consist of personnel costs and, to a lesser extent, professional services, software costs, and cloud hosting costs.
General and administrative expenses was relatively flat during the three months ended January 31, 2024, compared to the same period a year ago, which was due to a decrease in facilities costs of $1.1 million primarily due to the assignment of the lease agreement for our previous headquarters and concurrent sublease for less office space in San Mateo, California during the third quarter of fiscal year 2023, offset by increases in personnel costs of $0.6 million due to the results of a payroll tax audit in Ireland and software subscription costs of $0.4 million.
The $3.1 million decrease in general and administrative expenses during the six months ended January 31, 2024, compared to the same period a year ago, was due to decreases in facilities costs of $2.3 million primarily due to the assignment of the lease agreement for our previous headquarters and concurrent sublease for less office space in San Mateo, California during the third quarter of fiscal year 2023, personnel costs of $0.8 million due to the results of a payroll tax audit in Ireland, and professional services of $0.7 million, partially offset by an increase in software subscription and web hosting costs of $0.9 million.
Our general and administrative headcount was 449 at January 31, 2024, compared with 449 at January 31, 2023. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow. Additionally, we have three customers in Argentina, which represent approximately $6.5 million of accounts receivable and approximately $5 million of ARR as of January 31, 2024, who have limitations and restrictions on paying outstanding amounts due to us because of certain government restrictions limiting the amount of U.S. dollars that can be sent out of such country. If these customers are not able to send U.S. dollars outside of

Argentina, we may have to record a reserve against our accounts receivable and, potentially, make changes to the way we do business in such country that may have other adverse impacts to our business, financial condition, and results of operations.
Other Income (Expense)

	Three Months Ended January 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$10,290	$5,392	$4,898	91%
Interest expense	$(1,692)	$(1,677)	$(15)	1%
Other income (expense), net	$10,776	$11,291	$(515)	5%

	Six Months Ended January 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$20,903	$10,030	$10,873	108%
Interest expense	$(3,375)	$(3,351)	$(24)	1%
Other income (expense), net	$(2,966)	$(2,533)	$(433)	17%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income increased $4.9 million and $10.9 million during the three and six months ended January 31, 2024, compared to the same period a year ago, primarily due to higher interest rates on invested funds.
Interest Expense

Interest expense includes both stated interest and the amortization of debt issuance costs associated with our Convertible Senior Notes. The amortization of debt issuance costs are recognized on an effective interest basis. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate have not changed.
Interest expense for the three months ended January 31, 2024 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to amortization of debt issuance costs. Interest expense for the three months ended January 31, 2023 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to the amortization of debt issuance costs.
Interest expense for the six months ended January 31, 2024 consists of stated interest of $2.5 million and non-cash interest expense of $0.9 million related to amortization of debt issuance costs. Interest expense for the six months ended January 31, 2023 consists of stated interest of $2.5 million and non-cash interest expense of $0.8 million related to the amortization of debt discount and issuance costs.
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
Other income (expense), net during the three and six months ended January 31, 2024 was income of $10.8 million and expense of $3.0 million, respectively, as compared to income of $11.3 million and expense of $2.5 million during the respective periods a year ago, due primarily to fluctuations in foreign currency exchange rates.

In addition to foreign currency exchange rate fluctuations during the three months ended January 31, 2024, one of our strategic investments was acquired by a privately-held limited partnership. As a result, we received $12.1 million in consideration for our equity interest in the investee, composed of $6.5 million in cash and $5.6 million of an ownership interest in the privately-held limited partnership, and recognized a $1.8 million gain in excess of cost in other income (expense), net.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended January 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(2,723)	$979	$(3,702)	(378)%
Effective tax rate	(39)%	(12)%

	Six Months Ended January 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(14,245)	$(15,116)	$871	(6)%
Effective tax rate	45%	16%
We recognized an income tax benefit of $2.7 million and an income tax provision of $1.0 million for the three months ended January 31, 2024 and 2023, respectively; and an income tax benefit of $14.2 million and $15.1 million for the six months ended January 31, 2024 and 2023, respectively. The change in the amount of income tax recorded for the three months ended January 31, 2024, compared to the same period a year ago, was primarily due to an increase in tax deductions from stock-based compensation, offset by a decrease in the loss before taxes. The change in the amount of income tax recorded for the six months ended January 31, 2024, compared to the same period a year ago, was primarily due to a decrease in the loss before taxes, offset by an increase in tax deductions from stock-based compensation, the U.S. Foreign-Derived Intangible Income (“FDII”) deduction, and research and development credits.
The effective tax rate of (39)% and 45% for the three and six months ended January 31, 2024, respectively, differs from the statutory U.S. Federal income tax rate of 21% primarily due to state taxes, permanent differences related to stock-based compensation, research and development credits, foreign earnings taxed in the U.S., the FDII deduction, and certain non-deductible expenses, including the limitation on executive compensation.

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

The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Gross profit reconciliation:
GAAP gross profit	$142,406	$123,463	$254,698	$195,615
Non-GAAP adjustments:
Stock-based compensation	8,110	7,956	16,456	16,920
Amortization of intangibles	485	485	970	2,390
Non-GAAP gross profit	$151,001	$131,904	$272,124	$214,925

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(12,410)	$(23,216)	$(46,191)	$(97,769)
Non-GAAP adjustments:
Stock-based compensation	36,427	36,179	72,524	71,275
Amortization of intangibles	1,367	1,367	2,734	4,154
Acquisition consideration holdback	299	730	685	1,503
Non-GAAP income (loss) from operations	$25,683	$15,060	$29,752	$(20,837)

Net income (loss) reconciliation:
GAAP net income (loss)	$9,687	$(9,189)	$(17,384)	$(78,507)

Non-GAAP adjustments:
Stock-based compensation	36,427	36,179	72,524	71,275
Amortization of intangibles	1,367	1,367	2,734	4,154
Acquisition consideration holdback	299	730	685	1,503
Amortization of debt issuance costs	432	425	862	848
Gain on sale of strategic investment (1)	(1,809)	—	(1,809)	—
Tax impact of non-GAAP adjustments	(7,327)	(46,863)	(18,820)	(26,485)
Non-GAAP net income (loss)	$39,076	$(17,351)	$38,792	$(27,212)

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(2,723)	$979	$(14,245)	$(15,116)
Non-GAAP adjustments:
Stock-based compensation	3,839	56,765	7,218	84,391
Amortization of intangibles	144	2,145	272	4,339
Acquisition consideration holdback	32	1,145	68	1,753
Amortization of debt issuance costs	46	667	86	1,000
Gain on sale of strategic investment (1)	(191)	—	(191)	—
Tax impact of non-GAAP adjustments	3,457	(13,859)	11,367	(64,998)
Non-GAAP tax provision (benefit)	$4,604	$47,842	$4,575	$11,369

Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$0.12	$(0.11)	$(0.21)	$(0.94)
Non-GAAP adjustments:
Stock-based compensation	0.44	0.44	0.88	0.86
Amortization of intangibles	0.02	0.02	0.04	0.05
Acquisition consideration holdback	—	0.01	—	0.02
Amortization of debt issuance costs	0.01	0.01	0.02	0.02
Gain on sale of strategic investment (1)	(0.02)	—	(0.02)	—
Tax impact of non-GAAP adjustments	(0.09)	(0.58)	(0.23)	(0.34)
Interest expense on convertible debt	0.01	—	—	—
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	(0.03)	—	(0.01)	—
Non-GAAP net income (loss) per share — diluted	$0.46	$(0.21)	$0.47	$(0.33)

Shares used in computing Non-GAAP net income (loss) per share amounts:
GAAP weighted average shares — diluted	83,305,080	82,051,867	81,912,272	82,686,420
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	3,516,480	—	1,031,222	—
Pro forma weighted average shares — diluted`	86,821,560	82,051,867	82,943,494	82,686,420
(1) During the three months ended January 31, 2024, one of Guidewire’s strategic investments was acquired by a privately-held limited partnership. As a result, Guidewire received $12.1 million in consideration for its equity interest in the investee, composed of $6.5 million in cash and $5.6 million of an ownership interest in the privately-held limited partnership, and recognized a $1.8 million gain in excess of cost in other income (expense), net. Prior to the second quarter of fiscal year 2024, there were no transactions similar to the gain on sale of strategic investment in any periods presented.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	January 31, 2024	July 31, 2023
Cash, cash equivalents, and investments	$932,684	$927,467
Working capital	$753,554	$726,342
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
As of January 31, 2024, approximately $66.4 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. During the six months ended January 31, 2024, we did not repurchase any shares of our common stock. As of January 31, 2024, $138.2 million remained available for future share repurchases.
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
We believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development and cloud operations efforts, investments in cloud infrastructure, cybersecurity, and operating costs, and expansion into other markets. We also may invest in or acquire complementary businesses, applications or technologies, or may execute on a board-authorized share repurchase program, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Six Months Ended January 31,
	2024	2023
Net cash provided by (used in) operating activities	$(2,832)	$(86,215)
Net cash provided by (used in) investing activities	$(51,220)	$(48,842)
Net cash provided by (used in) financing activities	$4	$(199,998)
Cash Flows from Operating Activities
Net cash used in operating activities was $2.8 million for the six months ended January 31, 2024 compared to net cash used in operating activities of $86.2 million during the six months ended January 31, 2023. This $83.4 million decrease in operating cash used was attributable to a $52.9 million decrease in net loss, after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items, and by a $30.4 million decrease in cash used by working capital activities. During the six months ended January 31, 2024 and 2023, changes in working capital included severance payments of $3.3 million and $2.9 million, respectively.

Cash Flows from Investing Activities
Net cash used in investing activities was $51.2 million for the six months ended January 31, 2024 compared to net cash used in investing activities of $48.8 million during the six months ended January 31, 2023. The $2.4 million increase in cash used in investing activities was primarily due to net purchases in excess of maturities and sales of available-for-sale securities being higher compared to the same period a year ago by $12.5 million and higher capital expenditures and capitalized software development costs of $2.0 million. This increase in cash used in investing activities was partially offset by $6.5 million cash received from the sale of a strategic investment and a decrease in cash used to acquire strategic investments of $5.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended January 31, 2024 was not significant compared to $200.0 million used in financing activities for the six months ended January 31, 2023. This $200.0 million decrease in cash used was because of shares repurchased under the authorized and approved share repurchase program in the first half of fiscal year 2023. No shares were repurchased during the first half of fiscal year 2024.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2023.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through January 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of January 31, 2024 and July 31, 2023 were $932.7 million and $927.5 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical 100 basis point increase in interest rates is estimated to result in a decrease of $3.5 million and $3.0 million in the market value of our available-for-sale securities as of January 31, 2024 and July 31, 2023, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the six months ended January 31, 2024 and 2023, we recorded a foreign currency loss of $4.6 million and $2.5 million, respectively, in other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $31.1 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include (but are not limited to) the following:
•trends in and timing of future sales, including the impact of seasonality;
•the developing market for cloud services and associated sales and delivery models, including the migration of our existing term license customers to cloud-based offerings on a subscription basis;
•growth prospects of the property and casualty (“P&C”) insurance industry;
•our reliance on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenue and Annual Recurring Revenue (“ARR”) and the related substantial negotiating leverage of these customers;
•data security breaches of our cloud-based products or unauthorized access to our customers’ or employees’ data;
•competitive attributes of our applications, including developing and establishing our products to satisfy customer demands, maintain market acceptance, and meet local requirements of international markets;
•the political economies in which we operate internationally and the associated impact on interest rates, inflation, collection timeframes, and our revenue given the multi-year term for many of our international customer agreements;
~~•~~exposure to market risks, including geographical and political events, supply chain disruptions, inflation, financial markets’ volatility, and the recent global pandemic and their impact on our stock price and its volatility and our customers, partners, vendors, or our business operations;
•retaining existing and hiring new personnel, including managing personnel in a hybrid work environment;
~~•~~lengthy and variable sales and implementation cycles, with factors beyond our control including competitive pressures, potentially causing expenditure of significant time and resources prior to revenue generation;
•challenges to growing our business including increasing our sales, revenue, and international operations, and its impact on our stock price;
•factors that could affect our gross and operating margins, including revenue mix and costs related to operating, securing, and enhancing our subscription services;

•the timing and number of professional services engagements and the billing rates and utilization of our professional services employees and contractors;
•dependence on customer renewals and expansions of their license, support, and subscription contracts for our products, which may not occur; and
•required compliance with current and evolving local data privacy laws in all jurisdictions where we have customers, and our ability to maintain the security of our customers’ data and our cloud-based products, limit the use of information, and related costs and liabilities incurred.

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
Additionally, seasonal patterns may be affected by the timing of particularly large transactions and the number of renewals in a given quarter. Seasonal and other variations may cause significant fluctuations in our revenue, ARR, results of operations and cash flows, may make it challenging for an investor to predict our performance on a quarterly basis, and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.
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
In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including, but not limited to, price, security, reliability, performance, customer preference, public concerns regarding privacy, and the enactment of restrictive laws or regulations. We are continually updating our existing products and developing new products in an effort to offer customers greater choices on how they utilize our software. As our business practices in this area develop and evolve over time, we may be required to revise our current subscription agreements, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including, but not limited to, customer demand, our ability to further develop, manage, and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, our customers’ ability to successfully migrate to and implement our subscription services, tax and accounting implications, and our costs.
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

Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. The composition of our individual top customers has and will vary from year to year. In fiscal years 2022 and 2023, our ten largest customers in each fiscal year accounted for 23% of our revenue. Additionally, our ten largest customers based on ARR accounted for 24% of total ARR at July 31, 2023. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our services or products. While we expect this reliance to decrease over time as our revenue, customer base and subscription services as a percentage of revenue grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue and ARR for the foreseeable future. As a result, if we fail to successfully sell our products to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or professional services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of this relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
Recent global events have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. The ongoing wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from these events. These global events have also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of recent global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from these global events and related implementation delays. As a result of these developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person, difficulty in hiring necessary personnel, and higher employee attrition. Due to the continuing and evolving nature of these global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent recent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
The market for our products is intensely competitive. The competitors we face in any sale opportunity may change depending on, among other things, the line of business purchasing the software, the application or service being sold, the geography in which the customer is operating, and the size of the insurance carrier to which we are selling. For example, we are more likely to face competition from small independent firms when addressing the needs of small insurers. These competitors may compete on the basis of price, the time and cost required for implementation, custom development, or unique product features or functions. Outside of the United States, we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge, and pre-built content applicable to that jurisdiction. We also compete with vendors of horizontal software products that may be customized to address needs of the P&C insurance industry.
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
In addition, the insurance industry is evolving rapidly, and we anticipate the market for cloud-based solutions will become increasingly competitive. If our current and potential customers move a greater proportion of their data and computational needs to the cloud, new competitors may emerge that offer services either comparable or better suited than ours to address the demand for such cloud-based solutions, which could reduce demand for our offerings. To compete effectively we will likely be required to increase our investment in research and development, as well as the personnel and third-party services required to improve reliability and security and lower the cost of delivery of our cloud-based solutions. New competitors are able to develop cloud-based solutions without the cost of maintaining or migrating existing solutions and satisfying existing customer requirements, which may allow them to introduce new services and products more quickly and on more efficient technologies than us. This may increase our costs more than we anticipate and may adversely impact our results of operations.
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
The typical sales cycle for our products is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products, the potential cost savings achievable by organizations deploying our products, and the benefits and risks associated with cloud-based services. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size and terms of the initial contract until very late in the sales cycle, which affects our ability to accurately forecast revenue and ARR. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize revenue until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.

The implementation and testing of our products by our customers typically lasts six to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ and third parties’ systems and creating or updating the digital experience, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our products. Failing to meet the expectations of our customers during the implementation of our products could result in a loss of customers and negative publicity about us and our products. Such failure could result from deficiencies in our product capabilities, performance issues, or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional products or upon renewal of existing products, potential reversals of previously recognized revenue, renegotiating existing customers’ contractual terms, and a customer’s refusal to pay their contractually-obligated license, subscription, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
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
We have experienced consistent growth and expect to continue to expand our operations, including the number of employees and the locations and scope of our international operations. Additionally, we have transitioned to a hybrid work environment in which a large portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis, which brings new challenges to managing our business and workforce. This expansion and changing work environment has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology and cybersecurity infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new, enhanced, or more secure products or investments in cloud operations. If we increase the size of our organization without experiencing an increase in sales of our products, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations or hybrid work environment, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected, and we may be unable to implement our business strategy.
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
Further, our services revenue was 23% and 26% of total revenue for fiscal years 2023 and 2022, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was negative in both fiscal years 2023 and 2022. If we experience an increase in the percentage of total revenue represented by services revenue, due to acquisitions or other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including the pace of our customers’ migration from term license to subscription services as we continue our cloud transition, change in customer demand for our services team’s involvement in the implementation of new products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, and the impact on the global economy as a result of economic volatility, inflation, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging clients to accelerate their cloud transition or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our customer agreements. These customers may also delay making payments under existing agreements, or at renewal, in an attempt to obtain more favorable terms from us. We have been required to, and may continue to be required to, reduce the average selling price and ARR of our products, along with agreeing to steeper ramps that delay reaching fully-ramped ARR, in response to these pressures. If we are unable to avoid reducing our average selling prices or ARR, our results of operations could be harmed.
Our business depends on customers renewing and expanding their license, support, and subscription contracts for our products. A decline in our customer renewals and expansions could harm our future results of operations.
Our customers have no obligation to renew their term licenses or subscriptions after their contract period expires, and these licenses and subscriptions, if renewed, may be done so on less favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their licenses or subscriptions before they expire. We may not accurately predict future trends in customer renewals. In addition, our perpetual license customers have no obligation to renew their support arrangements after the expiration of the initial contractual period. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our products, the prices of our products, the prices of products offered by our competitors, reduction in our customers’ business including their DWP, reductions in our customers’ spending levels due to the macroeconomic environment or other factors, or the sale of their operations to a buyer that is not a current customer.
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
We derive a significant majority of our revenue and cash flows from our established product offerings, including Guidewire InsuranceSuite Cloud, Guidewire InsuranceNow, Guidewire InsuranceSuite for self-managed installations, and our digital and data products. We expect to continue to derive a substantial portion of our revenue from these sources. As such, continued market acceptance of these products is critical to our growth and success. Demand for our products is affected by a number of factors, some of which are beyond our control, including the successful implementation of our products, the timing of development and release of product upgrades, enhancements, and new products by us and our competitors, the cost and effort to migrate from self-managed products to subscription services, the ease of integrating our software to third-party software and services, technological advances that reduce the appeal of our products, changes in the regulations that our customers must comply with in the jurisdictions in which they operate, and the growth or contraction in the worldwide market for technological solutions for the P&C insurance industry. If we are unable to continue to meet customer demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our products, our business, results of operations, financial condition and growth prospects may be adversely affected.
If we are unable to develop, introduce, and market new and enhanced versions of our products, we may be put at a competitive disadvantage.

Our success depends on our continued ability to develop, introduce, and market new and enhanced versions of our products to meet evolving customer requirements. Because some of our products are complex and require rigorous testing, new features, new functionality, and updates to our existing products can take significant time and resources to develop and bring to market. As we expand internationally, our products must be modified and adapted to comply with regulations and other requirements of the countries in which our customers do business. Additionally, market conditions may dictate that we change the delivery method of our products or the technology platform underlying our existing products or that new products be developed on different technology platforms, potentially adding material time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenue, if any, from such expenses.
If we fail to develop new products, enhance our existing products, or migrate our products to the cloud, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality in the cloud. It is critical to our success for us to anticipate changes in technology, industry standards and regulations, and customer requirements and to successfully introduce new, enhanced, and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to increase investments in research and development and cloud operations to meet these challenges. Revenue may not be sufficient to support the future product development that is required for us to remain competitive. If we fail to develop products in a timely manner that are competitive in technology and price or develop products that fail to meet customer demands, our market share will decline and our business and results of operations could be harmed. If our development efforts do not develop services, products or features that our customers find valuable, then we might incur impairment charges related to our capitalized software development costs.
Real or perceived errors or failures in our products and professional services, including implementation services, may affect our reputation, cause us to lose customers, and reduce sales and renewal rates, which may harm our business and results of operations and subject us to liability for breach of warranty claims.
Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions or updates are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Despite testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our offerings after their introduction. Additionally, our Guidewire Cloud offerings rely on third-party hosting services, primarily AWS. Any material disruption or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our products, which could harm our reputation and adversely affect our results of operations.
We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the migration and implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or professional service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional products or upon renewal of existing products, renegotiation or modification of existing contracts that could potentially result in reversals of previously recognized revenue, or a customer’s refusal to pay its contractually-obligated fees. In addition, time-consuming or difficult migrations and implementations may also increase the amount of services personnel we must allocate to the project, potentially without commensurate compensation, thereby increasing our costs, lowering our services margin, and adversely affecting our business, results of operations, and financial condition.
The license, subscription, and support of our products creates the risk of significant liability claims against us. Our license and subscription agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state, and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations and financial condition.
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

If we or our SI partners do not effectively assist our customers in deploying our products, successfully help our customers quickly resolve post-deployment issues, assist our customers in migrating from self-managed licenses to subscription services, and provide effective ongoing support, our ability to renew existing agreements and sell additional products to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology environment, our customers may depend on our technical support services and/or the support of SI partners or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in multiple languages. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to sell additional products to these customers or to transition existing license customers to subscription services, a key strategy for the growth of our revenue and profitability. In addition, as we further expand our cloud-based products, our professional services, cloud operations and support organizations will face new challenges, including hiring, training, and integrating a large number of new personnel with experience in delivering high-quality services and support for cloud-based offerings. Further, as we continue to rely on SIs to provide deployment, migration, and on-going services, our ability to ensure a high level of quality in addressing customer issues and providing a maintainable and efficient cloud environment could be diminished as we may be unable to control the quality or timeliness of the implementation of our products by our SI partners. Our failure to maintain high-quality implementation and support services, or to ensure that SIs provide the same, could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
We use machine learning and AI technologies in our offerings and business, and we are making investments in expanding our AI capabilities in our products, professional services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using generative AI technologies. AI technologies are complex and generative AI technologies, in particular, are rapidly evolving. We face significant competition from other companies as well as an evolving regulatory landscape in relation to these technologies. The introduction of AI technologies, including generative AI, into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. The intellectual property ownership and license rights, including without limitation copyright, surrounding AI technologies generally, and generative AI technologies specifically, has not been fully addressed by competent legal tribunals or applicable laws or regulations. Further, the use or adoption of third-party AI technologies, including generative AI technologies, into our products and services may result in exposure to claims of copyright infringement or other intellectual property-related causes of action.
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
If we are unable to continue the successful development of our global direct sales force and the expansion of our relationships with our strategic partners, sales of our products will suffer and our growth could be slower than we project.
We believe that our future growth will depend on the continued recruiting, retention, and training of our global direct sales force and their ability to obtain new customers, both large and small P&C insurers, and to manage our existing customer base. New hires require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive global direct sales personnel, sales of our products will suffer and our growth will be impeded.
Our SI partners help us reach additional customers. We believe our future growth also will depend on the retention and expansion of successful relationships with SI partners, including with SI partners that will focus on products we may acquire in the future. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of relationships with SI partners, including regional and local SI partners. Although we have established relationships with some of the leading SI partners, our products may compete directly against products that such leading SI partners support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to migrating or implementing our products, the quality or timeliness of such migrations and implementations, or the effects of pandemics and other global events on our SI partners. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations, and financial condition.
We sell our products to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2023, 2022, and 2021, $331.5 million, $296.2 million, and $271.1 million of our revenue, respectively, was from customers outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:
•increased management, travel, infrastructure, legal, and compliance costs associated with having multiple international operations;
•unique terms and conditions in contract negotiations imposed by customers in foreign countries;
•longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;
•the need to localize our contracts and our products for international customers;
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
Our products are complex and are deployed in a wide variety of environments. The proper use of our products requires training of the customer. If our products are not used correctly or as intended, inadequate performance may result. Our products may also be intentionally misused or abused by customers or their employees or third parties who are able to access or use our products. Because our customers rely on our services, products, and support to manage a wide range of operations, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, or our failure to properly provide services to our customers may result in negative publicity or legal claims against us. Also, any failure by us to properly provide training or other services to existing customers will likely result in lost opportunities for follow-on and increased sales of our products.
In addition, if there is substantial turnover of customer personnel responsible, especially at the executive level, for the use and support of our products, or if customer personnel are not well trained in the use and support of our products, customers may defer the deployment of our products, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. Further, if there is substantial turnover of the customer personnel responsible for use of our products, our ability to renew existing licenses and make additional sales may be substantially limited.
We may not be able to obtain capital when desired on favorable terms, if at all, and we may not be able to obtain capital or complete acquisitions through the use of equity without dilution to our stockholders.
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products, acquire businesses and technologies, or otherwise to respond to competitive pressures.
If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.
Risks Related to Data Security and Privacy, Intellectual Property, and Information Technology
If our products experience cybersecurity breaches, there is unauthorized access to our customers’ data, or unauthorized use of our products or any of these events are perceived to happen, we may lose current or future customers and our reputation and business may be harmed.
If our security measures are breached, unauthorized access to our or our customers’ data, or unauthorized use of our products or any of these events are perceived to happen, our cloud services may be perceived as not being secure, customers may reduce the use of or stop using our products, we may incur significant liabilities, and our reputation could be harmed. Our products involve the storage and transmission of customer data (including, in some cases, personal data), are involved in the collection and distribution of funds, and may provide business critical analytics necessary for our customers’ operations. Security breaches could result in public disclosure of confidential information, loss or modification of data affecting our customers’ operations, fraud or theft, ransom demands, or other misuse of confidential information, which in turn could result in litigation, breach of contract claims, indemnity obligations, additional reporting requirements and/or oversight, restrictions on processing customer data, and other liabilities for our Company. While we have taken, and are continually updating and enhancing, steps to protect the confidential information and customer data to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on, such as AWS, could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or infiltrate systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. The use of constantly evolving technologies by threat actors are sophisticated and complex and may increase the velocity of such threats, frequency of incident cases, and otherwise magnifying the risks associated with these types of attacks. Although we have developed systems and processes designed to protect our and our customers’ data, prevent loss or unauthorized modification of data, ensure only authorized use of services, and other cybersecurity breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement with existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations and reputation.
Privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.
As adoption of our cloud-based products occurs, the amount of customer data, including customer personal information, that we manage, hold, and/or collect continues to increase. In addition, our products may collect, process, store, and use transaction-level data aggregated across insurers using our common data model. We anticipate that over time we will continue to expand the use and collection of personal information as greater amounts of such personal information may be transferred from our customers to us and we recognize that privacy and data security has become a significant issue in the United States, Europe, the U.K., and many other jurisdictions where we operate.

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including for example, the California Consumer Privacy Act and the California Privacy Rights Act, which substantially went into effect on January 1, 2023, other state privacy laws enacted in recent years, and the Court of Justice of the EU’s invalidation of the Privacy Shield framework in July 2020. On July 16, 2020, the Court of Justice of the EU issued a verdict that ruled that the EU-US Privacy Shield, on which many companies relied on to transfer their data between the EU and the U.S., was invalidated due to concerns around surveillance by U.S. state and law enforcement agencies, known as the Schrems II decision. Schrems II now requires companies to conduct case-by-case assessments of each data transfer to a non-EU country in order to ensure that such data is adequately protected. In July of 2023, the European Commission adopted a new adequacy decision in relation to the EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a General Data Protection Regulation 2016/679 (“GDPR”) transfer mechanism to U.S. entities self-certified under the DPF. We expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand.
Furthermore, concerns regarding data privacy and/or security may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our products effectively. Even the perception that the privacy and/or security of personal information is not satisfactorily managed, or does not meet applicable legal, regulatory, and other requirements, could inhibit sales of our services or products, and could limit adoption of our solutions, resulting in a negative impact on our sales, reputation, and results from operations.
Emerging policy and regulatory responses to AI and machine learning and their potential implications for the fields of information technology, data privacy and security may result in increased compliance costs and associated concerns for us.
At present, multiple jurisdictions are taking a heightened interest in AI and machine learning, which we make use of. There has been a recent wave of policy and regulatory responses from various governments rolling out action plans for risk mitigation to legislation being introduced to generally oversee the use of AI. For example, on October 30, 2023, the President of the United States issued an executive order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which issued guidelines and standards to certain executive departments for development and deployment of AI. In the EU, there is now political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act is expected to become effective in 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). In addition, in 2022, the European Commission proposed two directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict liability regime.
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
We may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of such developments and the data protection obligations imposed on them by various data protection authorities. Such customers may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us.
Given our current transition to more cloud-based products and the current data protection landscape in the EU, we may be subject to greater risk of potential inquiries and/or enforcement actions from regulators. We may find it necessary to establish alternative systems to maintain EEA personal data within the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our cloud-based services, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, including fines and harm to our reputation, and adversely affect our ability to offer cloud-based services.
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
Although we believe that our products do not infringe upon the intellectual property rights of third parties, we cannot assure that we are not infringing or otherwise violating any third-party intellectual property rights or that third parties will not assert infringement or misappropriation claims against us with respect to current or future services or products, or that any such assertions will not require us to enter into royalty arrangements, result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.
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
We use technology and intellectual property licensed from unaffiliated third parties in certain of our products, and we may license additional third-party technology and intellectual property in the future. Any errors, defects or security issues in this third-party technology and intellectual property or the integration of third-party technology and intellectual property with our products could result in errors that could harm our brand and business. Moreover, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all, or otherwise will be subject to restrictions that under applicable law could adversely affect our proprietary software. The loss of the right to license and distribute this third-party technology could limit the functionality of our products and might require us to redesign our products.
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
Some of our products and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain products subject to those licenses.
Some of our products and technologies may incorporate software licensed under so-called “open source” licenses. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, some open source licenses require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software in such ways with open source software, we could be required to release the source code of our proprietary software. Further, this third-party technology and intellectual property has the potential for security-related concerns, given that we do not create or maintain such third-party technology and intellectual property that may be exposed to unknown future security risks, such as the Log4j vulnerability.
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
We cannot guarantee that any share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. As of January 31, 2024, $138.2 million of the share repurchase program remained available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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
Because of the technical nature of our products and the dynamic market in which we compete, any failure to attract, integrate, and retain qualified direct sales, professional services, cloud operations, and product development personnel, as well as our contract workers, could harm our ability to generate sales, deliver consulting services, manage our customers’ cloud environments, or successfully develop new products and enhancements of existing products.
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
General worldwide economic conditions remain unstable, and prolonged economic uncertainties or downturns could harm our business, results of operations, or financial condition. In particular, global inflation concerns, the ongoing wars between Israel and Hamas and between Russia and Ukraine, the recent pandemic, and escalating tensions in the South China Sea, have created and may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, delay or increase pricing pressures on services engagements, or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
Furthermore, the increased pace of consolidation in the P&C insurance industry may result in reduced overall spending on our products and professional services. Acquisitions of customers or potential customers can delay or cancel sales cycles or result in existing arrangements not being renewed and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted.
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
As of January 31, 2024, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
ITEM 5.Other Information
During the three months ended January 31, 2024, our officer listed below adopted a trading arrangement for the sale of shares of our common stock in amounts and prices set forth in such plan:

Name and Title	Action	Date	Number of Shares to be Sold
John Mullen, President, Chief Revenue Officer	Adoption (1)	January 12, 2024	Up to 12,150

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales occurring periodically from the estimated selling start date of April 15, 2024 and continuing through December 31, 2024.

In addition to sales under Rule 10b5-1(c) plans, shares are sold at vesting to cover the holder’s tax liability associated with the vesting of such RSUs.

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

Date:	March 7, 2024	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)