Form 10-Q
period 2024-04-30
Guidewire Software, Inc.
filed 2024-06-05
CIK 1528396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On May 31, 2024, the registrant had 82,663,305 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business, growth, and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, services, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, competition, and the impact of general economic, business, and market conditions. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Part II – Other Information – Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2024	July 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$359,600	$401,813
Short-term investments	422,691	396,872
Accounts receivable, net of allowances of $63 and $218, respectively	104,344	151,034
Unbilled accounts receivable, net	125,531	87,752
Prepaid expenses and other current assets	69,345	62,132
Total current assets	1,081,511	1,099,603
Long-term investments	151,891	128,782
Unbilled accounts receivable, net	7,288	11,112
Property and equipment, net	55,025	54,499
Operating lease assets	46,267	52,373
Intangible assets, net	10,372	14,473
Goodwill	372,214	372,214
Deferred tax assets, net	255,547	226,875
Other assets	59,910	67,957
TOTAL ASSETS	$2,040,025	$2,027,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,514	$34,627
Accrued employee compensation	76,538	103,980
Deferred revenue, net	181,689	206,923
Convertible senior notes, net	398,467	—
Other current liabilities	24,599	27,731
Total current liabilities	704,807	373,261
Lease liabilities	37,120	42,972
Convertible senior notes, net	—	397,171
Deferred revenue, net	3,210	5,988
Other liabilities	9,522	9,030
Total liabilities	754,659	828,422
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,940,691	1,831,267
Accumulated other comprehensive income (loss)	(14,521)	(13,859)
Retained earnings (accumulated deficit)	(640,812)	(617,950)
Total stockholders’ equity	1,285,366	1,199,466
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,040,025	$2,027,888

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Revenue:
Subscription and support	$137,970	$107,499	$397,239	$312,321
License	56,210	50,602	161,318	164,669
Services	46,498	49,389	130,425	158,393
Total revenue	240,678	207,490	688,982	635,383
Cost of revenue:
Subscription and support	51,185	52,281	149,173	156,896
License	837	1,243	3,539	4,961
Services	46,429	55,048	139,345	178,993
Total cost of revenue	98,451	108,572	292,057	340,850
Gross profit:
Subscription and support	86,785	55,218	248,066	155,425
License	55,373	49,359	157,779	159,708
Services	69	(5,659)	(8,920)	(20,600)
Total gross profit	142,227	98,918	396,925	294,533
Operating expenses:
Research and development	66,134	63,055	194,061	182,927
Sales and marketing	50,487	46,864	144,249	138,113
General and administrative	42,302	46,815	121,502	129,078
Total operating expenses	158,923	156,734	459,812	450,118
Income (loss) from operations	(16,696)	(57,816)	(62,887)	(155,585)
Interest income	10,824	6,627	31,727	16,657
Interest expense	(1,686)	(1,683)	(5,061)	(5,034)
Other income (expense), net	(6,535)	(3,356)	(9,501)	(5,889)
Income (loss) before provision for (benefit from) income taxes	(14,093)	(56,228)	(45,722)	(149,851)
Provision for (benefit from) income taxes	(8,615)	(10,660)	(22,860)	(25,776)
Net income (loss)	$(5,478)	$(45,568)	$(22,862)	$(124,075)
Net income (loss) per share:
Basic and diluted	$(0.07)	$(0.56)	$(0.28)	$(1.51)
Shares used in computing net income (loss) per share:
Basic and diluted	82,500,109	81,832,244	82,105,357	82,407,950

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Net income (loss)	$(5,478)	$(45,568)	$(22,862)	$(124,075)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,238)	(356)	(2,383)	1,828
Unrealized gain (loss) on available-for-sale securities	(1,016)	1,851	2,830	4,516
Tax benefit (expense) on unrealized gain (loss) on available-for-sale securities	262	(421)	(533)	(920)
Reclassification adjustment for realized gain (loss) included in net income (loss)	(95)	(89)	(576)	(655)
Total other comprehensive income (loss)	(2,087)	985	(662)	4,769
Comprehensive income (loss)	$(7,565)	$(44,583)	$(23,524)	$(119,306)

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2023	81,440,669	$8	$1,831,267	$(13,859)	$(617,950)	$1,199,466
Net income (loss)	—	—	—	—	(27,071)	(27,071)
Issuance of common stock upon exercise of stock options	42	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units ("RSUs")	489,783	—	—	—	—	—
Stock-based compensation	—	—	36,199	—	—	36,199
Foreign currency translation adjustment	—	—	—	(3,507)	—	(3,507)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	851	—	851
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(290)	—	(290)
Balance as of October 31, 2023	81,930,494	$8	$1,867,467	$(16,805)	$(645,021)	$1,205,649
Net income (loss)	—	—	—	—	9,687	9,687
Issuance of common stock upon exercise of stock options	327	—	3	—	—	3
Issuance of common stock upon vesting of RSUs	391,289	—	—	—	—	—
Stock-based compensation	—	—	36,403	—	—	36,403
Foreign currency translation adjustment	—	—	—	2,362	—	2,362
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	2,200	—	2,200
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(191)	—	(191)
Balance as of January 31, 2024	82,322,110	$8	$1,903,873	$(12,434)	$(635,334)	$1,256,113
Net income (loss)	—	—	—	—	(5,478)	(5,478)
Issuance of common stock upon exercise of stock options	746	—	9	—	—	9
Issuance of common stock upon vesting of RSUs	340,215	—	—	—	—	—
Stock-based compensation	—	—	36,809	—	—	36,809
Repurchase and retirement of common stock	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(1,238)	—	(1,238)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(754)	—	(754)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(95)	—	(95)
Balance as of April 30, 2024	82,663,071	$8	$1,940,691	$(14,521)	$(640,812)	$1,285,366

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2022	84,084,209	$8	$1,755,476	$(19,845)	$(283,982)	$1,451,657
Net income (loss)	—	—	—	—	(69,318)	(69,318)
Issuance of common stock upon vesting of RSUs	373,380	—	—	—	—	—
Stock-based compensation	—	—	35,249	—	—	35,249
Repurchase and retirement of common stock	(2,581,478)	—	(40,000)	—	(160,000)	(200,000)
Foreign currency translation adjustment	—	—	—	(2,701)	—	(2,701)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(1,201)	—	(1,201)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(216)	—	(216)
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(68,003)	—	39,694	(28,309)
Balance as of October 31, 2022	81,876,111	$8	$1,682,722	$(23,963)	$(473,606)	$1,185,161
Net income (loss)	—	—	—	—	(9,189)	(9,189)
Issuance of common stock upon exercise of stock options	217	—	2	—	—	2
Issuance of common stock upon vesting of RSUs	336,440	—	—	—	—	—
Stock-based compensation	—	—	36,296	—	—	36,296
Foreign currency translation adjustment	—	—	—	4,885	—	4,885
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	3,367	—	3,367
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(350)	—	(350)
Balance as of January 31, 2023	82,212,768	$8	$1,719,020	$(16,061)	$(482,795)	$1,220,172
Net income (loss)	—	—	—	—	(45,568)	(45,568)
Issuance of common stock upon exercise of stock options	6,365	—	225	—	—	225
Issuance of common stock upon vesting of RSUs	347,370	—	—	—	—	—
Stock-based compensation	—	—	35,286	—	—	35,286
Repurchase and retirement of common stock	(855,192)	—	40,000	—	(55,993)	(15,993)
Foreign currency translation adjustment	—	—	—	(356)	—	(356)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	1,430	—	1,430
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(89)	—	(89)
Balance as of April 30, 2023	81,711,311	$8	$1,794,531	$(15,076)	$(584,356)	$1,195,107
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,862)	$(124,075)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,525	19,911
Amortization of debt issuance costs	1,296	1,274
Amortization of contract costs	12,869	13,000
Stock-based compensation	109,174	106,294
Changes to allowance for credit losses and revenue reserves	(142)	(304)
Deferred income tax	(29,294)	(31,034)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(9,492)	(2,458)
Gain on sale of strategic investment	(1,758)	—
Changes in fair value of strategic investments	(298)	—
Accelerated depreciation related to lease assignment	—	26,921
Gain from lease assignment	—	(18,419)
Other non-cash items affecting net income (loss)	(74)	(315)
Changes in operating assets and liabilities:
Accounts receivable	46,276	14,756
Unbilled accounts receivable	(33,955)	(57,278)
Prepaid expenses and other assets	(22,082)	(12,718)
Operating lease assets	6,106	(11,348)
Accounts payable	(10,538)	(6,725)
Accrued employee compensation	(25,604)	(18,392)
Deferred revenue	(28,012)	(29,360)
Lease liabilities	(5,136)	953
Other liabilities	(1,028)	(5,525)
Net cash provided by (used in) operating activities	1,971	(134,842)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(453,441)	(358,823)
Maturities and sales of available-for-sale securities	416,299	382,219
Purchases of property and equipment	(4,668)	(2,614)
Capitalized software development costs	(9,429)	(8,877)
Acquisition of strategic investments	(336)	(8,051)
Sale of strategic investment	6,508	—
Net cash provided by (used in) investing activities	(45,067)	3,854
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	14	227
Repurchase and retirement of common stock	—	(213,993)
Net cash provided by (used in) financing activities	14	(213,766)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,915)	1,659
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(45,997)	(343,095)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	406,790	614,686
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$360,793	$271,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,000
Cash paid for income taxes, net of tax refunds	$6,173	$4,417
Accruals for purchase of property and equipment	$638	$2,748
Accruals for capitalized software development costs	$712	$804
Accrual for shares repurchased	$—	$2,000
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform and suite of products that combine core operations, digital engagement, analytics, and machine learning and artificial intelligence (“AI”) applications. The Company’s technology platform and suite of products support core insurance operations, including underwriting, policy administration, claim management, and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers. The term “products” generally refers to both subscription services and term license software offerings.
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements and notes include the Company and its wholly owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the SEC.
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
Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. As of April 30, 2024 and July 31, 2023, restricted cash in the amount of $1.2 million and $2.9 million, respectively, was included in prepaid expenses and other current assets. As of July 31, 2023, $2.1 million was included in other assets in the consolidated balance sheet.
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
No customer accounted for 10% or more of the Company's revenue in the three and nine months ended April 30, 2024. One customer accounted for 10% or more of the Company’s revenue in the three months ended April 30, 2023, and no customer accounted for 10% or more of the Company’s revenue in the nine months ended April 30, 2023. No customer accounted for 10% or more of the Company's accounts receivable as of April 30, 2024 and July 31, 2023.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU No. 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The new standard will be effective and the Company will adopt it for the annual period beginning August 1, 2024, and for the interim periods beginning after August 1, 2025 with early adoption permitted. The adoption of this ASU will impact the Company’s disclosures.
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
2. Revenue
Disaggregation of Revenue
Revenue by service or product type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Subscription and support
Subscription	$120,430	$89,091	$343,152	$254,083
Support	17,540	18,408	54,087	58,238
License
Term license	55,005	50,556	160,017	164,512
Perpetual license	1,205	46	1,301	157
Services	46,498	49,389	130,425	158,393
Total revenue	$240,678	$207,490	$688,982	$635,383
Revenue by service or product type and by geography is as follows (in thousands):

	Three Months Ended April 30, 2024
	Subscription and support	License	Services	Total
United States	$94,089	$36,016	$33,286	$163,391
Canada	19,583	2,859	1,837	24,279
Other Americas	1,484	855	452	2,791
Total Americas	115,156	39,730	35,575	190,461
Total EMEA	15,139	10,556	8,850	34,545
Total APAC	7,675	5,924	2,073	15,672
Total revenue	$137,970	$56,210	$46,498	$240,678

	Three Months Ended April 30, 2023
	Subscription and support	License	Services	Total
United States	$71,764	$33,528	$33,100	$138,392
Canada	18,176	1,932	4,341	24,449
Other Americas	1,441	439	892	2,772
Total Americas	91,381	35,899	38,333	165,613
Total EMEA	10,319	8,351	7,727	26,397
Total APAC	5,799	6,352	3,329	15,480
Total revenue	$107,499	$50,602	$49,389	$207,490

	Nine Months Ended April 30, 2024
	Subscription and support	License	Services	Total
United States	$271,015	$85,522	$90,853	$447,390
Canada	56,362	10,662	5,970	72,994
Other Americas	4,469	1,357	1,373	7,199
Total Americas	331,846	97,541	98,196	527,583
Total EMEA	43,104	37,511	25,551	106,166
Total APAC	22,289	26,266	6,678	55,233
Total revenue	$397,239	$161,318	$130,425	$688,982

	Nine Months Ended April 30, 2023
	Subscription and support	License	Services	Total
United States	$210,189	$90,458	$107,925	$408,572
Canada	51,763	11,537	14,818	78,118
Other Americas	4,397	1,291	1,997	7,685
Total Americas	266,349	103,286	124,740	494,375
Total EMEA	28,959	34,484	25,885	89,328
Total APAC	17,013	26,899	7,768	51,680
Total revenue	$312,321	$164,669	$158,393	$635,383
No country, other than those presented above, accounted for more than 10% of total revenue during the three and nine months ended April 30, 2024 and 2023.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2024	July 31, 2023
Unbilled accounts receivable, net	$132,819	$98,864
Contract costs, net	$44,537	$47,254
Deferred revenue, net	$184,899	$212,911
As of April 30, 2024 and July 31, 2023, there was no allowance for credit losses associated with unbilled accounts receivable.

Contract costs
The current portion of contract costs of $15.5 million and $15.9 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of April 30, 2024 and July 31, 2023, respectively. The non-current portion of contract costs of $29.0 million and $31.3 million is included in other assets in the Company’s condensed consolidated balance sheets as of April 30, 2024 and July 31, 2023, respectively. The Company amortized $4.1 million and $4.4 million of contract costs during the three months ended April 30, 2024 and 2023, respectively, and amortized $12.9 million and $13.0 million during the nine months ended April 30, 2024 and 2023, respectively.
Deferred revenue
During the three and nine months ended April 30, 2024, the Company recognized revenue of approximately $33.0 million and $184.8 million, respectively, related to the Company’s deferred revenue balance reported as of July 31, 2023.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $1.6 billion as of April 30, 2024. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	April 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$43,481	$26	$(123)	$43,384
Certificates of deposit	56,540	—	—	56,540
Commercial paper	163,686	—	—	163,686
Corporate bonds	254,954	122	(532)	254,544
Foreign government bonds	8,353	—	(48)	8,305
Money market funds	235,149	—	—	235,149
U.S. Government agency securities	21,660	—	(49)	21,611
U.S. Government bonds	74,609	—	(481)	74,128
Total	$858,432	$148	$(1,233)	$857,347

	July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$43,573	$18	$(234)	$43,357
Certificates of deposit	34,395	—	—	34,395
Commercial paper	150,254	—	—	150,254
Corporate bonds	200,691	41	(1,590)	199,142
Foreign government bonds	14,559	—	(203)	14,356
Money market funds	229,721	—	—	229,721
U.S. Government agency securities	84,180	9	(151)	84,038
U.S. Government bonds	87,064	1	(1,230)	85,835
Total	$844,437	$69	$(3,408)	$841,098
The Company does not consider any portion of the unrealized losses at April 30, 2024 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings is based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented as a component of other income (expense) in the condensed consolidated statements of comprehensive income (loss).

The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	April 30, 2024
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$6,070	$37,314	$43,384
Certificates of deposit	56,540	—	56,540
Commercial paper	163,686	—	163,686
Corporate bonds	157,889	96,655	254,544
Foreign government bonds	6,486	1,819	8,305
Money market funds	235,149	—	235,149
U.S. Government agency securities	20,737	874	21,611
U.S. Government bonds	58,899	15,229	74,128
Total	$705,456	$151,891	$857,347
Fair Value Measurement
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	April 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$44,624	$—	$44,624
Corporate bonds	$—	$2,992	$—	$2,992
Money market funds	235,149	—	—	235,149
Total cash equivalents	235,149	47,616	—	282,765
Short-term investments:
Asset-backed securities	—	6,070	—	6,070
Certificates of deposit	—	56,540	—	56,540
Commercial paper	—	119,062	—	119,062
Corporate bonds	—	154,897	—	154,897
Foreign government bonds	—	6,486	—	6,486
U.S. Government agency securities		20,737	—	20,737
U.S. Government bonds	—	58,899	—	58,899
Total short-term investments	—	422,691	—	422,691
Long-term investments:
Asset-backed securities	—	37,314	—	37,314
Corporate bonds	—	96,655	—	96,655
Foreign government bonds	—	1,819	—	1,819
U.S. Government agency securities	—	874	—	874
U.S. Government bonds	—	15,229	—	15,229
Total long-term investments	—	151,891	—	151,891
Total	$235,149	$622,198	$—	$857,347

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$61,296	$—	$61,296
Money market funds	229,721	—	—	229,721
U.S. Government agency securities	—	8,478	—	8,478
U.S. Government bonds	—	15,949	—	15,949
Total cash equivalents	229,721	85,723	—	315,444
Short-term investments:
Asset-backed securities	—	2,705	—	2,705
Certificates of deposit	—	34,395	—	34,395
Commercial paper	—	88,958	—	88,958
Corporate bonds	—	156,396	—	156,396
Foreign government bonds	—	10,717	—	10,717
U.S. Government agency securities	—	69,101	—	69,101
U.S. Government bonds	—	34,600	—	34,600
Total short-term investments	—	396,872	—	396,872
Long-term investments:
Asset-backed securities	—	40,652	—	40,652
Corporate bonds	—	42,746	—	42,746
Foreign government bonds	—	3,639	—	3,639
U.S. Government agency securities	—	6,459	—	6,459
U.S. Government bonds	—	35,286	—	35,286
Total long-term investments	—	128,782	—	128,782
Total	$229,721	$611,377	$—	$841,098
Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). The fair value of the Convertible Senior Notes was $445.4 million and $388.2 million at April 30, 2024 and July 31, 2023, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).

Strategic Investments
The Company’s other assets include strategic investments in privately held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3), which are recorded using the measurement alternative at cost less impairment and adjusts cost for subsequent observable changes in fair value, and an investment in a limited partnership, which is recorded using the net asset value practical expedient (Level 3) in accordance with ASC 820. Changes in fair value are recorded in other income (expense) on the condensed consolidated statements of operations.
During the nine months ended April 30, 2024, the Company invested $0.3 million in new and existing strategic investments.
During the nine months ended April 30, 2024, one of the Company’s investees was acquired by a privately held limited partnership. As a result, the Company received $12.1 million in consideration for its equity interest in the investee, composed of $6.5 million cash and $5.6 million of an ownership interest in the privately held limited partnership, and recognized a $1.8 million gain in excess of cost as a component of other income (expense), net in the condensed consolidated statements of operations.
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	April 30, 2024	July 31, 2023
Equity investments using the measurement alternative	$17,740	$27,772
Equity investment using net asset value	$5,916	$—
No impairment charge or unrealized gain or loss related to strategic investments using the measurement alternative was recognized during the three and nine months ended April 30, 2024 and 2023. The Company recognized an unrealized gain of $0.3 million related to strategic investments using net asset value during the three and nine months ended April 30, 2024.
4. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For calculating diluted earnings per share, the Company uses the treasury stock method for options to purchase common stock, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) and the if-converted method for Convertible Senior Notes. RSUs and PSUs are collectively referred to as “Stock Awards.”
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and nine months ended April 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(5,478)	$(45,568)	$(22,862)	$(124,075)
Net income (loss) per share:
Basic and diluted	$(0.07)	$(0.56)	$(0.28)	$(1.51)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	82,500,109	81,832,244	82,105,357	82,407,950

The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Stock options	181,646	40,041	184,000	13,243
Stock awards	3,764,735	2,547,035	3,846,177	2,082,196
Convertible senior notes	3,550,532	3,516,480	3,516,480	3,516,480
During the three months ended April 30, 2024, the average market price of the Company’s common stock exceeded the initial conversion price of the Convertible Senior Notes and the conversion premium is included as anti-dilutive in the Convertible Senior Notes. During the nine months ended April 30, 2024 and the three and nine months ended April 30, 2023, the average market price of the Company’s common stock did not exceed the initial conversion price of the Convertible Senior Notes.
5. Leases
The Company's lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring through fiscal year 2032. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.
In February 2023, the Company assigned (the “Lease Assignment”) the remaining lease term of its previous headquarters and concurrently entered into a sublease for office space in San Mateo, California with the same third party for its current worldwide headquarters. As a result of the Lease Assignment, the Company recognized an $8.5 million loss in general and administrative operating expenses during the three and nine months ended April 30, 2023 on the condensed consolidated statements of operations. The loss is comprised of an $18.4 million gain from the de-recognition of the operating lease asset of $56.9 million, the de-recognition of the lease liability of $75.5 million, and other expenses related to the Lease Assignment of $0.2 million, offset by accelerated depreciation expense related to property and equipment, primarily consisting of leasehold improvements, at the previous headquarters of $26.9 million.
Components of operating lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Operating lease cost[1]	$3,137	$1,724	$9,414	$9,524
Variable lease cost	615	1,157	1,679	3,617
Sublease income	—	(206)	—	(898)
Net operating lease cost	$3,752	$2,675	$11,093	$12,243
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.2 million and $0.2 million for the three months ended April 30, 2024 and 2023, respectively, and $0.7 million and $0.7 million for the nine months ended April 30, 2024 and 2023, respectively.

Future operating lease payments as of April 30, 2024 were as follows (in thousands):

Fiscal Year Ending July 31,
2024 (remainder of fiscal year)	$2,228
2025	11,476
2026	11,094
2027	10,003
2028	4,081
2029	3,907
Thereafter	8,394
Total future lease payments	51,183
Less imputed interest	(4,914)
Total lease liability balance	$46,269
Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	April 30, 2024	July 31, 2023
Operating lease assets	$46,267	$52,373

Current portion of lease liabilities	$9,149	$8,433
Non-current portion of lease liabilities	37,120	42,972
Total lease liabilities	$46,269	$51,405

Weighted average remaining lease term (years)	5.52	6.17
Weighted average discount rate	4.03%	3.92%
Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Nine Months Ended
	April 30,
	2024	2023
Cash payments for operating leases	$8,684	$10,797
Operating lease assets obtained in exchange for lease liabilities	$2,621	$(46,781)

6. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2023.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims arising from the normal course of business activities. The Company has not recorded any accrual for claims as of April 30, 2024 or July 31, 2023. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2024 or July 31, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
7. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Stock-based compensation expense	$36,809	$35,284	$109,411	$106,829
Net impact of deferred stock-based compensation	(159)	(265)	(237)	(535)
Total stock-based compensation expense, net	$36,650	$35,019	$109,174	$106,294
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,113	$3,580	$9,989	$10,488
Cost of license revenue	72	93	220	359
Cost of services revenue	4,722	4,631	14,154	14,377
Research and development	10,003	10,084	30,127	29,676
Sales and marketing	9,354	7,432	25,273	22,343
General and administrative	9,386	9,199	29,411	29,051
Total stock-based compensation expense	$36,650	$35,019	$109,174	$106,294
Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of April 30, 2024 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$740	0.3
Stock Awards	274,132	2.4
Total unrecognized stock-based compensation expense	$274,872
Stock Awards
A summary of Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2023	3,414,706	$85.68	$289,635
Granted	1,606,142	$92.84
Released	(1,221,287)	$91.73	$121,796
Canceled	(236,873)	$89.25
Balance as of April 30, 2024	3,562,688	$86.59	$393,321
Expected to vest as of April 30, 2024	3,562,688	$86.59	$393,321
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $110.40 and $84.82 on April 30, 2024 and July 31, 2023, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

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
The Company recognized stock-based compensation related to PSUs of $4.6 million and $3.6 million during the three months ended April 30, 2024 and 2023, respectively, and $11.7 million and $10.8 million during the nine months ended April 30, 2024 and 2023, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Stock Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2023	187,572	$65.90	8.8	$3,549
Granted	—	$—
Exercised	(1,115)	$12.44		$110
Canceled	(5,217)	$68.39
Balance as of April 30, 2024	181,240	$66.16	8.1	$8,019
Vested and expected to vest as of April 30, 2024	181,240	$66.16	8.1	$8,019
Exercisable as of April 30, 2024	7,109	$11.52	2.8	$703
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $110.40 and $84.82 on April 30, 2024 and July 31, 2023, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Share Repurchase Program
In September 2022, the Company’s board of directors authorized and approved a share repurchase program of up to $400.0 million of the Company’s outstanding common stock. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of the Company and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company.
During the three and nine months ended April 30, 2024, the Company did not repurchase any shares of common stock.
In the first quarter of fiscal year 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a large financial institution whereupon the Company provided them with a prepayment of $200.0 million and received an initial delivery of 2,581,478 shares of the Company’s common stock. During the three months ended April 30, 2023, the ASR was settled in full with the delivery of an additional 648,001 shares of common stock which resulted in total repurchases under the ASR of 3,229,479 shares of common stock at an average purchase price of $61.93 per share. During the nine months ended April 30, 2023, the Company repurchased 3,436,670 shares of common stock at an average price of $62.85 per share.
As of April 30, 2024, $138.2 million remained available for future share repurchases.

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
Recent Global Events
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. For instance, ongoing conflicts such as the wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, high inflation, bank failures in the United States and Switzerland and the related impact on financial markets and institutions, and supply chain issues have contributed to global economic and market volatility. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.

Our business and financial results have been and may in the future be impacted due to these disruptions, which may affect our ARR and revenue growth rates, sales cycles, services revenue and margins, operating cash flow and expenses, employee attrition, hiring and onboarding necessary personnel, allowance for collectability of accounts receivable and unbilled receivables, and the change in fair value of strategic investments. Additionally, recent inflation levels are impacting the global economy and magnifying the impact of these disruptions.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that as we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value will be recognized as services revenue, but our reported ARR amount will not be impacted. During the nine months ended April 30, 2024, the recurring license and support or subscription contract value recognized as services revenue was $7.3 million.
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
As of April 30, 2024, ARR was $828 million, compared to $763 million as of July 31, 2023. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
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

	Nine Months Ended April 30,
	2024	2023
Net cash provided by (used in) operating activities	$1,971	$(134,842)
Purchases of property and equipment	(4,668)	(2,614)
Capitalized software development costs	(9,429)	(8,877)
Free cash flow	$(12,126)	$(146,333)

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
There have been no material changes to our critical accounting policies as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
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

	Three Months Ended April 30,
	2024	As a % of total revenue	2023	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$137,970	57%	$107,499	52%
License	56,210	24	50,602	24
Services	46,498	19	49,389	24
Total revenue	240,678	100	207,490	100
Cost of revenue:
Subscription and support	51,185	21	52,281	25
License	837	—	1,243	1
Services	46,429	19	55,048	27
Total cost of revenue	98,451	40	108,572	53
Gross profit:
Subscription and support	86,785	36	55,218	27
License	55,373	24	49,359	23
Services	69	—	(5,659)	(3)
Total gross profit	142,227	60	98,918	47
Operating expenses:
Research and development	66,134	27	63,055	30
Sales and marketing	50,487	21	46,864	23
General and administrative	42,302	18	46,815	23
Total operating expenses	158,923	66	156,734	76
Income (loss) from operations	(16,696)	(6)	(57,816)	(29)
Interest income	10,824	4	6,627	3
Interest expense	(1,686)	(1)	(1,683)	(1)
Other income (expense), net	(6,535)	(3)	(3,356)	(2)
Income (loss) before provision for (benefit from) income taxes	(14,093)	(6)	(56,228)	(29)
Provision for (benefit from) income taxes	(8,615)	(4)	(10,660)	(5)
Net income (loss)	$(5,478)	(2)%	$(45,568)	(24)%

	Nine Months Ended April 30,
	2024	As a % of total revenue	2023	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$397,239	58%	$312,321	49%
License	161,318	23	164,669	26
Services	130,425	19	158,393	25
Total revenue	688,982	100	635,383	100
Cost of revenue:
Subscription and support	149,173	22	156,896	25
License	3,539	1	4,961	1
Services	139,345	20	178,993	28
Total cost of revenue	292,057	43	340,850	54
Gross profit:
Subscription and support	248,066	36	155,425	24
License	157,779	22	159,708	25
Services	(8,920)	(1)	(20,600)	(3)
Total gross profit	396,925	57	294,533	46
Operating expenses:
Research and development	194,061	28	182,927	29
Sales and marketing	144,249	21	138,113	22
General and administrative	121,502	18	129,078	20
Total operating expenses	459,812	67	450,118	71
Income (loss) from operations	(62,887)	(10)	(155,585)	(25)
Interest income	31,727	5	16,657	3
Interest expense	(5,061)	(1)	(5,034)	(1)
Other income (expense), net	(9,501)	(1)	(5,889)	(1)
Income (loss) before provision for (benefit from) income taxes	(45,722)	(7)	(149,851)	(24)
Provision for (benefit from) income taxes	(22,860)	(3)	(25,776)	(4)
Net income (loss)	$(22,862)	(4)%	$(124,075)	(20)%

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

	Three Months Ended April 30,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$120,430	50%	$89,091	43%	$31,339	35%
Support	17,540	7	18,408	9	(868)	(5)%
License:
Term license	55,005	23	50,556	24	4,449	9%
Perpetual license	1,205	1	46	—	1,159	2,520%
Services	46,498	19	49,389	24	(2,891)	(6)%
Total revenue	$240,678	100%	$207,490	100%	$33,188	16%

	Nine Months Ended April 30,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$343,152	50%	$254,083	40%	$89,069	35%
Support	54,087	8	58,238	9	(4,151)	(7)%
License:
Term license	160,017	23	164,512	26	(4,495)	(3)%
Perpetual license	1,301	—	157	—	1,144	729%
Services	130,425	19	158,393	25	(27,968)	(18)%
Total revenue	$688,982	100%	$635,383	100%	$53,599	8%
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
Subscription revenue increased by $31.3 million and $89.1 million during the three and nine months ended April 30, 2024, respectively, compared to the same periods a year ago, primarily due to the impact of new subscription agreements entered into and provisioned since April 30, 2023, cloud transition agreements, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.

Support revenue decreased by $0.9 million and $4.2 million during the three and nine months ended April 30, 2024, respectively, compared to the same periods a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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
Term license revenue increased by $4.4 million during the three months ended April 30, 2024, compared to the same period a year ago. This increase was driven by contracts with increases based on the amount of DWP that is managed by our licensed software and changes in the CPI index, contract renewals after the committed term has expired and expansion orders from existing customers, and new term license agreements to existing customers, partially offset by the impact of customers that migrated from a term license to a subscription service. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year during the three months ended April 30, 2024 was $0.3 million compared with no impact in the prior year period.
Term license revenue decreased by $4.5 million during the nine months ended April 30, 2024, compared to the same period a year ago. This decrease is driven by lower new term license agreements as most of our new sales activity is for subscription services, the impact of contracts with an initial term of greater than two years or a renewal term of greater than one year, and the impact of customers that migrated from a term license to a subscription service. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year during the nine months ended April 30, 2024 was $2.7 million compared with $3.7 million in the prior year period.
Services
Services revenue decreased by $2.9 million and $28.0 million during the three and nine months ended April 30, 2024, respectively, compared to the same period a year ago. The decrease is primarily driven by the completion of implementations, combined with our SI partners leading more new subscription implementation and migration projects than in the past. Additionally, services revenue overall continues to be impacted by investments in customer implementations, including fixed fee or capped arrangements. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit.
As we successfully leverage our SI partners to lead more implementations and migrations, we expect our services revenue could be flat or decline in the near-term. As we continue to expand into new markets and develop new products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which may impact services revenue and services margin.
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

Cost of Revenue:

	Three Months Ended April 30,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$51,185	$52,281	$(1,096)	(2)%
License	837	1,243	(406)	(33)%
Services	46,429	55,048	(8,619)	(16)%
Total cost of revenue	$98,451	$108,572	$(10,121)	(9)%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,113	$3,580	$(467)
Cost of license revenue	72	93	(21)
Cost of services revenue	4,722	4,631	91
Total	$7,907	$8,304	$(397)

	Nine Months Ended April 30,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$149,173	$156,896	$(7,723)	(5)%
License	3,539	4,961	(1,422)	(29)%
Services	139,345	178,993	(39,648)	(22)%
Total cost of revenue	$292,057	$340,850	$(48,793)	(14)%

Includes stock-based compensation of:
Cost of subscription and support revenue	$9,989	$10,488	$(499)
Cost of license revenue	220	359	(139)
Cost of services revenue	14,154	14,377	(223)
Total	$24,363	$25,224	$(861)

Cost of subscription and support revenue during the three months ended April 30, 2024 decreased by $1.1 million, compared to the same period a year ago, primarily due to decreases in personnel costs of $1.7 million associated with lower headcount and professional services of $1.5 million, partially offset by increases in cloud infrastructure expense of $1.7 million and royalties of $0.2 million.
Cost of subscription and support revenue during the nine months ended April 30, 2024 decreased by $7.7 million, compared to the same period a year ago, primarily due to decreases in professional services of $3.5 million, cloud infrastructure expense of $3.2 million, personnel costs of $1.8 million associated with lower headcount, and amortization of intangibles of $1.4 million due to certain acquired intangible assets being fully amortized, partially offset by increases in royalties of $1.2 million and internal-use software amortization of $1.0 million.

Cloud hosting costs are benefiting from the efficiencies that we are achieving from our development efforts associated with our GWCP platform and the cost benefits associated with the five-year agreement with a cloud infrastructure services provider that was entered into in the second quarter of fiscal year 2023. As a result of efficiencies that we are seeing from our previous investments in cloud operations and development efforts along with the challenges presented by the macroeconomic environment, we have also slowed hiring and are critically evaluating professional services contracts and third-party software costs. However, we expect cost of subscription and support revenue to increase in absolute dollars due to the increased number of customers utilizing our cloud services, the volume of transactions by our cloud customers, and the impact of inflation and other macroeconomic events.

The $0.4 million decrease in our cost of license revenue during the three months ended April 30, 2024, compared to the same period a year ago, was due to lower personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.4 million.
The $1.4 million decrease in our cost of license revenue during the nine months ended April 30, 2024, compared to the same period a year ago, was primarily due to lower personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $1.2 million and lower royalties of $0.2 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $8.6 million decrease in cost of services revenue during the three months ended April 30, 2024, compared to the same period a year ago, was primarily due to decreases in subcontractor expenses of $8.7 million due to the completion of certain fixed fee engagements and more customer engagements being led by SIs, software subscription costs of $0.6 million, and personnel costs of $0.7 million, partially offset by increases in travel costs of $1.1 million and professional services of $0.2 million.
The $39.6 million decrease in cost of services revenue during the nine months ended April 30, 2024, compared to the same period a year ago, was primarily due to decreases in subcontractor expenses of $40.9 million due to the completion of certain fixed fee engagements and more customer engagements being led by SIs, software subscription costs of $0.5 million, travel costs of $0.2 million, and web hosting costs of $0.2 million, partially offset by an increase in personnel costs of $2.0 million which includes severance expense of $3.0 million.
We had 604 cloud operations and technical support employees and 750 professional services employees at April 30, 2024, compared to 645 cloud operations and technical support employees and 779 professional services employees at April 30, 2023.
Gross Profit:

	Three Months Ended April 30,
	2024		2023		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$86,785	63%	$55,218	51%	$31,567	57%
License	55,373	99	49,359	98	6,014	12%
Services	69	—	(5,659)	(11)	5,728	101%
Total gross profit	$142,227	59%	$98,918	48%	$43,309	44%
Our gross profit increased $43.3 million during the three months ended April 30, 2024, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, license gross profit primarily due to an increase in license revenue, and services gross profit due to lower subcontractor costs.
Our gross margin increased to 59% during the three months ended April 30, 2024 from 48% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies and services revenue, which had a negative margin in the same period a year ago and was impacted by lower subcontractor costs.

	Nine Months Ended April 30,
	2024		2023		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$248,066	62%	$155,425	50%	$92,641	60%
License	157,779	98	159,708	97	(1,929)	(1)%
Services	(8,920)	(7)	(20,600)	(13)	11,680	57%
Total gross profit	$396,925	58%	$294,533	46%	$102,392	35%

Our gross profit increased $102.4 million during the nine months ended April 30, 2024, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies and improvements in services gross profit due to the completion of certain implementation projects that required significant investment by us and more SIs contracting directly with our customers, partially offset by a decrease in license gross profit due to lower license revenue as customers migrate to subscription services.
Our gross margin increased to 58% during the nine months ended April 30, 2024, from 46% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies and, to a lesser extent, improvements in services gross margin due to completion of certain implementation projects that required significant investment by us and more SIs contracting directly with our customers.
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

	Three Months Ended April 30,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$66,134	27%	$63,055	30%	$3,079	5%
Sales and marketing	50,487	21	46,864	23	3,623	8%
General and administrative	42,302	18	46,815	23	(4,513)	(10)%
Total operating expenses	$158,923	66%	$156,734	76%	$2,189	1%

Includes stock-based compensation of:
Research and development	$10,003		$10,084		$(81)
Sales and marketing	9,354		7,432		1,922
General and administrative	9,386		9,199		187
Total	$28,743		$26,715		$2,028

	Nine Months Ended April 30,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$194,061	28%	$182,927	29%	$11,134	6%
Sales and marketing	144,249	21	138,113	22	6,136	4%
General and administrative	121,502	18	129,078	20	(7,576)	(6)%
Total operating expenses	$459,812	67%	$450,118	71%	$9,694	2%

Includes stock-based compensation of:
Research and development	$30,127		$29,676		$451
Sales and marketing	25,273		22,343		2,930
General and administrative	29,411		29,051		360
Total	$84,811		$81,070		$3,741
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $3.1 million increase in research and development expenses during the three months ended April 30, 2024, compared to the same period a year ago, was primarily due to increases in personnel costs of $3.1 million associated with higher headcount, travel costs of $0.7 million, software subscription costs of $0.3 million, and cloud hosting costs $0.2 million. These increases were partially offset by a decrease in acquisition consideration holdback costs of $1.2 million due to the departure of former employees prior to completion of their service requirements.
The $11.1 million increase in research and development expenses during the nine months ended April 30, 2024, compared to the same period a year ago, was primarily due to increases in personnel costs of $12.9 million associated with higher headcount, software subscription costs of $1.1 million, and travel costs of $0.8 million. These increases were partially offset by decreases in acquisition consideration holdback costs of $2.1 million due to the departure of former employees prior to completion of their service requirements and cloud hosting costs of $1.7 million.
Cloud hosting costs are benefiting from the efficiencies that we are achieving with our GWCP platform and the five-year agreement with a cloud infrastructure services provider that was entered into in the second quarter of fiscal year 2023.
Our research and development headcount was 1,115 at April 30, 2024, compared with 1,019 at April 30, 2023.
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
The $3.6 million increase in sales and marketing expenses during the three months ended April 30, 2024, compared to the same period a year ago, was primarily due to increases in personnel costs, including contract acquisition costs, of $4.0 million and travel costs of $0.5 million, partially offset by decreases in marketing and advertising expenses of $0.5 million and cloud hosting costs $0.3 million.

The $6.1 million increase in sales and marketing expenses during the nine months ended April 30, 2024, compared to the same period a year ago, was primarily due to increases in personnel costs, including contract acquisition costs, of $6.2 million, travel costs of $0.6 million, and software subscription costs $0.2 million, partially offset by lower cloud hosting costs of $0.6 million and marketing and advertising costs of $0.2 million.
Our sales and marketing headcount was 475 at April 30, 2024, compared with 471 at April 30, 2023.
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
The $4.5 million decrease in general and administrative expenses during the three months ended April 30, 2024, compared to the same period a year ago, was due to decreases in facilities costs of $7.9 million primarily due to the assignment of the lease agreement for our previous headquarters and concurrent sublease for less office space in San Mateo, California during the third quarter of fiscal year 2023 and software subscription costs of $0.1 million, partially offset by higher personnel costs of $2.5 million and professional services cost of $1.0 million.
The $7.6 million decrease in general and administrative expenses during the nine months ended April 30, 2024, compared to the same period a year ago, was due to decreases in facilities costs of $11.5 million primarily due to the assignment of the lease agreement for our previous headquarters and concurrent sublease for less office space in San Mateo, California during the third quarter of fiscal year 2023 and cloud hosting costs of $0.8 million, partially offset by higher personnel costs of $2.8 million, software subscription costs $1.5 million, and professional services of $0.3 million.
Our general and administrative headcount was 452 at April 30, 2024, compared with 431 at April 30, 2023. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Three Months Ended April 30,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$10,824	$6,627	$4,197	63%
Interest expense	$(1,686)	$(1,683)	$(3)	—%
Other income (expense), net	$(6,535)	$(3,356)	$(3,179)	(95)%

	Nine Months Ended April 30,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$31,727	$16,657	$15,070	90%
Interest expense	$(5,061)	$(5,034)	$(27)	1%
Other income (expense), net	$(9,501)	$(5,889)	$(3,612)	61%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income increased $4.2 million and $15.1 million during the three and nine months ended April 30, 2024, respectively, compared to the same periods a year ago, primarily due to higher interest rates on invested funds.
Interest Expense

Interest expense includes both stated interest and the amortization of debt issuance costs associated with our Convertible Senior Notes. The amortization of debt issuance costs are recognized on an effective interest basis. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate have not changed.
Interest expense for the three months ended April 30, 2024 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to amortization of debt issuance costs. Interest expense for the three months ended April 30, 2023 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to the amortization of debt issuance costs.
Interest expense for the nine months ended April 30, 2024 consists of stated interest of $3.8 million and non-cash interest expense of $1.3 million related to amortization of debt issuance costs. Interest expense for the nine months ended April 30, 2023 consists of stated interest of $3.8 million and non-cash interest expense of $1.3 million related to the amortization of debt discount and issuance costs.
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
Other income (expense), net during the three months ended April 30, 2024 was expense of $6.5 million as compared to expense of $3.4 million during the same period a year ago, due primarily to fluctuations in foreign currency exchange rates. Other income (expense), net during the nine months ended April 30, 2024 was expense of $9.5 million as compared to expense of $5.9 million during the same period a year ago, due primarily to fluctuations in foreign currency exchange rates.
In addition to foreign currency exchange rate fluctuations during the nine months ended April 30, 2024, one of our strategic investments was acquired by a privately held limited partnership. As a result, we received $12.1 million in consideration for our equity interest in the investee, composed of $6.5 million in cash and $5.6 million of an ownership interest in the privately held limited partnership, and recognized a $1.8 million gain in excess of cost in other income (expense), net in the second quarter of fiscal year 2024.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended April 30,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(8,615)	$(10,660)	$2,045	(19)%
Effective tax rate	61%	19%

	Nine Months Ended April 30,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(22,860)	$(25,776)	$2,916	(11)%
Effective tax rate	50%	17%

We recognized an income tax benefit of $8.6 million and $10.7 million for the three months ended April 30, 2024 and 2023, respectively, and an income tax benefit of $22.9 million and $25.8 million for the nine months ended April 30, 2024 and 2023, respectively. The change in the amount of income tax recorded for the three and nine months ended April 30, 2024, compared to the same periods a year ago was primarily due to a decrease in the loss before taxes, offset by an increase in tax deductions from stock-based compensation, the U.S. Foreign-Derived Intangible Income (“FDII”) deduction, and research and development credits.
The effective tax rate of 61% and 50% for the three and nine months ended April 30, 2024, respectively, differs from the statutory U.S. Federal income tax rate of 21% primarily due to state taxes, permanent differences related to stock-based compensation, research and development credits, foreign earnings taxed in the U.S., the FDII deduction, and certain non-deductible expenses, including the limitation on executive compensation.
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
The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. We urge investors to review the reconciliation of non-GAAP financial measures to the comparable GAAP financial measures included herein and not to rely on any single financial measure to evaluate the Company’s business.

The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Gross profit reconciliation:
GAAP gross profit	$142,227	$98,918	$396,925	$294,533
Non-GAAP adjustments:
Stock-based compensation	7,907	8,304	24,363	25,224
Amortization of intangibles	485	485	1,455	2,875
Non-GAAP gross profit	$150,619	$107,707	$422,743	$322,632

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(16,696)	$(57,816)	$(62,887)	$(155,585)
Non-GAAP adjustments:
Stock-based compensation	36,650	35,019	109,174	106,294
Amortization of intangibles	1,367	1,367	4,101	5,521
Acquisition consideration holdback	(542)	706	143	2,209
Net impact of assignment of lease agreement	$—	$8,502	$—	$8,502
Non-GAAP income (loss) from operations	$20,779	$(12,222)	$50,531	$(33,059)

Net income (loss) reconciliation:
GAAP net income (loss)	$(5,478)	$(45,568)	$(22,862)	$(124,075)
Non-GAAP adjustments:
Stock-based compensation	36,650	35,019	109,174	106,294
Amortization of intangibles	1,367	1,367	4,101	5,521
Acquisition consideration holdback	(542)	706	143	2,209
Amortization of debt issuance costs	434	426	1,296	1,274
Changes in fair value of strategic investment	(298)	—	(298)	—
Gain on sale of strategic investment	—	—	(1,809)	—
Net impact of assignment of lease agreement	—	8,502	—	8,502
Tax impact of non-GAAP adjustments	(10,469)	(6,824)	(29,289)	(33,309)
Non-GAAP net income (loss)	$21,664	$(6,372)	$60,456	$(33,584)

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(8,615)	$(10,660)	$(22,860)	$(25,776)
Non-GAAP adjustments:
Stock-based compensation	2,890	13,163	10,108	97,554
Amortization of intangibles	108	514	380	4,853
Acquisition consideration holdback	(43)	265	25	2,018
Amortization of debt issuance costs	34	160	120	1,160
Changes in fair value of strategic investment	(23)	—	(23)	—
Gain on sale of strategic investment	—	—	(191)	—
Net impact of assignment of lease agreement	—	3,196	—	3,196
Tax impact of non-GAAP adjustments	7,503	(10,474)	18,870	(75,472)
Non-GAAP tax provision (benefit)	$1,854	$(3,836)	$6,429	$7,533

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.07)	$(0.56)	$(0.28)	$(1.51)
Non-GAAP adjustments:
Stock-based compensation	0.44	0.43	1.31	1.29
Amortization of intangibles	0.02	0.02	0.05	0.07
Acquisition consideration holdback	(0.01)	0.01	—	0.03
Amortization of debt issuance costs	0.01	0.01	0.02	0.03
Changes in fair value of strategic investment	—	—	—	—
Gain on sale of strategic investment	—	—	(0.02)	—
Net impact of assignment of lease agreement	—	0.10	—	0.10
Tax impact of non-GAAP adjustments	(0.13)	(0.09)	(0.35)	(0.43)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	—	(0.01)	—
Non-GAAP net income (loss) per share — diluted	$0.26	$(0.08)	$0.72	$(0.42)

Shares used in computing Non-GAAP net income (loss) per share amounts:
GAAP weighted average shares — diluted	82,500,109	81,832,244	82,105,357	82,407,950
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	1,453,086	—	1,293,859	—
Pro forma weighted average shares — diluted	83,953,195	81,832,244	83,399,216	82,407,950

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	April 30, 2024	July 31, 2023
Cash, cash equivalents, and investments	$934,182	$927,467
Working capital	$376,704	$726,342
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
As of April 30, 2024, approximately $54.9 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Working Capital
Our working capital decreased to $376.7 million as of April 30, 2024 compared to $726.3 million as of July 31, 2023, primarily due to the Convertible Senior Notes becoming current during the three months ended April 30, 2024. Our Convertible Senior Notes are due in March 2025. We have the ability to settle the principal and any conversion premium in cash, equity, or a combination of both.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. During the nine months ended April 30, 2024, we did not repurchase any shares of our common stock. As of April 30, 2024, $138.2 million remained available for future share repurchases.

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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Nine Months Ended April 30,
	2024	2023
Net cash provided by (used in) operating activities	$1,971	$(134,842)
Net cash provided by (used in) investing activities	$(45,067)	$3,854
Net cash provided by (used in) financing activities	$14	$(213,766)
Cash Flows from Operating Activities
Net cash provided by operating activities was $2.0 million for the nine months ended April 30, 2024 compared to net cash used in operating activities of $134.8 million during the nine months ended April 30, 2023. This $136.8 million increase in operating cash provided was attributable to a $85.1 million decrease in net loss, after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items, and by a $51.7 million decrease in cash used by working capital activities.
Cash Flows from Investing Activities
Net cash used in investing activities was $45.1 million for the nine months ended April 30, 2024 compared to net cash provided by investing activities of $3.9 million during the nine months ended April 30, 2023. The $48.9 million increase in cash used in investing activities was primarily due to net purchases in excess of maturities and sales of available-for-sale securities being higher compared to the same period a year ago by $60.5 million and higher capital expenditures and capitalized software development costs of $2.6 million. This increase in cash used in investing activities was partially offset by $6.5 million cash received from the sale of a strategic investment and a decrease in cash used to acquire strategic investments of $7.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended April 30, 2024 was not significant compared to $213.8 million used in financing activities for the nine months ended April 30, 2023. This $213.8 million decrease in cash used was because of shares repurchased under the authorized and approved share repurchase program in the nine months ended April 30, 2023. No shares were repurchased during the nine months ended April 30, 2024.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2023.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements
Through April 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of April 30, 2024 and July 31, 2023 were $934.2 million and $927.5 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $3.4 million and $3.0 million in the market value of our available-for-sale securities as of April 30, 2024 and July 31, 2023, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the nine months ended April 30, 2024 and 2023, we recorded a foreign currency loss of $11.5 million and $6.0 million, respectively, as a component of other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $23.3 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2024 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•dependence on customer renewals and expansions of their license, support, and subscription contracts for our products, which may not occur; and
•required compliance with current and evolving local data privacy laws in all jurisdictions where we have customers, and our ability to maintain the security of our customers’ data and our cloud-based products, limit the use of information, and manage related costs and liabilities incurred.

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
•increases in costs related to cloud operations, cybersecurity, product development, and services;
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
•fluctuations in foreign currency exchange rates; and
•the effects of inflation or deflation in the economies in which we operate, including Argentina, and their impact on interest rates, collection timeframes, and our revenue given the multi-year term of most customer agreements.
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
To address demand trends in the P&C insurance industry, we now offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. This change to our business model requires a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our transition to cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue, cost of services revenue, and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of third-party infrastructure in which we rely to host our subscription services, may be difficult to predict over time, especially in light of our limited experience with the costs of delivering cloud-based versions of our applications. Furthermore, we may assume greater responsibilities for implementation of subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations or migrations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions, which represent new risks we are not accustomed to managing. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional services or products or upon renewal of existing agreements, and a customer’s renegotiation or refusal to pay its contractually obligated subscription or service fees.
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
Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Ongoing conflicts such as the wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, were adversely impacted due to the disruptions resulting from these events. These global events have also disrupted the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of recent global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles have increased and could continue to increase, which has resulted in and could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from these global events and related implementation delays. As a result of these developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. We may experience further operational challenges, including increased costs, as a portion of our workforce returns to working in person and gradually shifts to assisting customers in person, difficulty in hiring necessary personnel, and higher employee attrition. Due to the continuing and evolving nature of these global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent recent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

The implementation and testing of our products by our customers typically lasts six to 24 months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ and third parties’ systems and creating or updating the digital experience, as well as adding customer and third-party data to our platform. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our products. Failing to meet the expectations of our customers during the implementation of our products could result in a loss of customers and negative publicity about us and our products. Such failure could result from deficiencies in our product capabilities, performance issues, or inadequate service engagements by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences of such failure could include, and have included, monetary credits for current or future service engagements, reduced fees for additional products or upon renewal of existing products, potential reversals of previously recognized revenue, renegotiating existing customers’ contractual terms, and a customer’s refusal to pay their contractually obligated license, subscription, support, or service fees. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.
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
Our subscription and support revenue was 48% and 42% of total revenue for fiscal years 2023 and 2022, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 51% and 41% for fiscal years 2023 and 2022, respectively, while the gross margin for license revenue was 98% and 97% for fiscal years 2023 and 2022, respectively. As our cloud transition continues, we expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring significant expenses to develop our cloud services and scale our cloud operations which may not result in an improvement of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of economic volatility, inflation, or other global events and disasters.
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
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our customer agreements. These customers may also delay making payments under existing agreements, or at renewal, in an attempt to obtain more favorable terms from us. We have been required to, and may continue to be required to, reduce the average selling price and ARR of our products, along with agreeing to steeper ramps that delay reaching fully ramped ARR, in response to these pressures. If we are unable to avoid reducing our average selling prices or ARR, our results of operations could be harmed.
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
If we fail to develop new products, enhance our existing products, or manage our products in the cloud, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality in the cloud. It is critical to our success for us to anticipate changes in technology, industry standards and regulations, and customer requirements and to successfully introduce new, enhanced, and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to increase investments in research and development and cloud operations to meet these challenges. Revenue may not be sufficient to support the future product development that is required for us to remain competitive. If we fail to develop products in a timely manner that are competitive in technology and price or develop products that fail to meet customer demands, our market share will decline and our business and results of operations could be harmed. If our development efforts do not develop services, products or features that our customers find valuable, then we might incur impairment charges related to our capitalized software development costs.
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
We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the migration and implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from our product capabilities or professional service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional products or upon renewal of existing products, renegotiation or modification of existing contracts that could potentially result in reversals of previously recognized revenue, or a customer’s refusal to pay its contractually obligated fees. In addition, time-consuming or difficult migrations and implementations may also increase the amount of services personnel we must allocate to the project, potentially without commensurate compensation, thereby increasing our costs, lowering our services margin, and adversely affecting our business, results of operations, and financial condition.
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
Our SI partners help us reach additional customers. We believe our future growth also will depend on the retention and expansion of successful relationships with SI partners, including with SI partners that will focus on products we may acquire in the future. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of relationships with SI partners, including regional and local SI partners. Although we have established relationships with some of the leading SI partners, our products may compete directly against products that such leading SI partners support or market. Additionally, we are unable to control the quantity or quality of resources that our SI partners commit to migrating or implementing our products, the quality or timeliness of such migrations and implementations, or the effects of global events on our SI partners. If our partners do not commit sufficient or qualified resources to these activities, our customers will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates. These, and other failures by our partners to successfully implement our products, would have an adverse effect on our business and our results of operations could fail to grow in line with our projections.
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
•highly inflationary international economies and related governments, such as Argentina;
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
We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing products, acquire businesses and technologies, service our existing debt, or otherwise to respond to competitive pressures.
If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and newly issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.
Risks Related to Data Security and Privacy, Intellectual Property, and Information Technology
If our products experience cybersecurity breaches, there is unauthorized access to our customers’ data, or unauthorized use of our products or any of these events are perceived to happen, we may lose current or future customers and our reputation and business may be harmed.
If our security measures are breached, unauthorized access to our or our customers’ data, or unauthorized use of our products or any of these events are perceived to happen, our cloud services may be perceived as not being secure, customers may reduce the use of or stop using our products, we may incur significant liabilities, and our reputation could be harmed. Our products involve the storage and transmission of customer data (including, in some cases, personal data), are involved in the collection and distribution of funds, and may provide business critical analytics necessary for our customers’ operations. Security breaches could result in public disclosure of confidential information, loss or modification of data affecting our customers’ operations, fraud or theft, ransom demands, or other misuse of confidential information, which in turn could result in litigation, breach of contract claims, indemnity obligations, additional reporting requirements and/or oversight, restrictions on processing customer data, and other liabilities for our Company. While we have taken, and are continually updating and enhancing, steps to protect the confidential information and customer data to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on, such as AWS, could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions, and our ability to control or prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or infiltrate systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. The use of constantly evolving technologies by threat actors, such as the increased use of AI technologies, are sophisticated and complex and may increase the velocity of such threats, frequency of incident cases, and otherwise magnifying the risks associated with these types of attacks. Although we have developed systems and processes designed to protect our and our customers’ data, prevent loss or unauthorized modification of data, ensure only authorized use of services, and other cybersecurity breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement with existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations and reputation.
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

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal information. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including, for example, the California Consumer Privacy Act and the California Privacy Rights Act, which substantially went into effect on January 1, 2023, other state privacy laws enacted in recent years, and the Court of Justice of the EU’s invalidation of the Privacy Shield framework in July 2020. On July 16, 2020, the Court of Justice of the EU issued a verdict that ruled that the EU-US Privacy Shield, on which many companies relied on to transfer their data between the EU and the U.S., was invalidated due to concerns around surveillance by U.S. state and law enforcement agencies, known as the Schrems II decision. Schrems II now requires companies to conduct case-by-case assessments of each data transfer to a non-EU country in order to ensure that such data is adequately protected. In July of 2023, the European Commission adopted a new adequacy decision in relation to the EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a General Data Protection Regulation 2016/679 (“GDPR”) transfer mechanism to U.S. entities self-certified under the DPF. We expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand.
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
At present, multiple jurisdictions are taking a heightened interest in AI and machine learning, which we make use of. There has been a recent wave of policy and regulatory responses from various governments rolling out action plans for risk mitigation to legislation being introduced to generally oversee the use of AI. For example, on October 30, 2023, the President of the United States issued an executive order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which issued guidelines and standards to certain executive departments for development and deployment of AI. In the EU, the Council of the EU cast its final vote on the EU Artificial Intelligence Act (“EU AI Act”) on May 21, 2024. The EU AI Act establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act will enter into force twenty days after its publication in the Official Journal of the EU, with entry into force currently expected in June 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). In addition, in 2022, the European Commission proposed two directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict liability regime.
Compliance with such global laws and regulations, including those relating to rapidly evolving generative AI, has and will continue to require valuable management and employee time and resources, and any actual or perceived failure to comply with these laws and regulations could include severe penalties, reputational harm, and reduce demand for our products.
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
In addition, our Guidewire Cloud offerings rely on third-party hosting and infrastructure services provided by Amazon Web Services (“AWS”), for the continuous, reliable, and secure operation of servers, related hardware and software, and network infrastructure. A prolonged AWS service disruption or slowdown for any reason could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.
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
We prepare our consolidated financial statements to conform to GAAP. These accounting principles are subject to interpretation by the SEC, Financial Accounting Standards Board (“FASB”), and various bodies formed to interpret and create accounting rules and regulations. Accounting standards, or the guidance relating to interpretation and adoption of standards, could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.
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
Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that as a publicly traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.
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
We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in, interpretations of, and guidance regarding tax laws, including impacts of the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, Economic Security Act of 2020, the Inflation Reduction Act of 2022, and certain OECD proposals, including the implementation of the global minimum tax under the Pillar Two model rules.
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
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes, inflation or deflation, armed conflict, international currency fluctuations, or other global events have and may continue to affect the market price of our common stock.
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
These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws, and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future, and result in the market price of our shares being lower than it would be without these provisions.
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
We cannot guarantee that any share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. As of April 30, 2024, $138.2 million of the share repurchase program remained available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation, including the recently adopted rules to enhance and standardize climate-related disclosures for investors by the SEC and the related laws passed by the State of California, will likely lead to increased compliance costs as well as scrutiny that could heighten all of the associated risks identified in this risk factor. Such compliance matters may also impact our customers, which could adversely impact our business, financial condition, or results of operations.
Our customers may defer or forego purchases of our services or products in the event of weakened global economic conditions, political transitions, and industry consolidation.
General worldwide economic conditions remain unstable, and prolonged economic uncertainties or downturns could harm our business, results of operations, or financial condition. In particular, global inflation concerns, ongoing conflicts such as the wars between Israel and Hamas and between Russia and Ukraine, the occurrence of regional epidemics or a global pandemic and related public health measures, and escalating tensions in the South China Sea, have created and may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, delay or increase pricing pressures on services engagements, or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflicts such as the wars between Israel and Hamas and between Russia and Ukraine as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In recent years, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, floods, severe heat and cold events, fires, and other natural disasters, the island of Maui in the State of Hawaii has experienced severe fires, Turkey and Syria have experienced severe earthquakes, Germany, Pakistan, and other parts of Europe have experienced flooding, Canada has experienced fires, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
Our corporate headquarters and the majority of our operations are located in the San Francisco Bay Area, a region known for seismic activity and rising ocean levels and near an area subject to severe fire damage. A significant natural disaster, such as an earthquake, tsunami, fire, flood, epidemic, or pandemic could have a material adverse impact on our business, results of operations, and financial condition.
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
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a majority of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our software and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR, and operating income, which could have an adverse effect on our stock price. We do business in Argentina, which is experiencing extremely high inflation and currency fluctuations. The Argentina government has placed restrictions on sending U.S. dollars outside of the country, which has impacted our customers’ timeliness in paying their obligations to us and could impact the collectability of our accounts receivable in such respects. We expect global exchange rates for various currencies may be more volatile than normal as a result of ongoing conflicts, including the wars between Israel and Hamas and between Russia and Ukraine and related events. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue, ARR, or results of operations.
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
As of April 30, 2024, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
ITEM 5.Other Information
During the three months ended April 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K. Sales of shares from previously adopted plans occur periodically from the estimated selling start date through the end of such plans. In addition to sales under Rule 10b5-1(c) plans, shares are sold at vesting to cover a portion of the holder’s tax liability associated with the vesting of such RSUs.

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

Date:	June 4, 2024	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)