Form 10-K
period 2024-07-31
Guidewire Software, Inc.
filed 2024-09-16
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2024
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
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $6.6 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 30, 2024, the registrant had 83,025,888 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS
The sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other parts of this Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, services, products, projected costs and capital expenditures, research and development programs, cloud operations, cybersecurity effectiveness, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including, but not limited to, the matters discussed below, in the section titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include (but are not limited to) the following:
•our quarterly and annual results may fluctuate significantly due to economic conditions, customer behavior, contract changes, operational costs, seasonality, and other uncertainties, which could impact our stock price;
•the market for cloud services, including the migration of our existing term license customers to cloud-based offerings on a subscription basis, and the long-term pricing commitments in our customer contracts that are based on available information and estimates about our future costs that may change;
•our reliance on orders from a relatively small number of customers in the property and casualty (“P&C”) insurance industry for a substantial portion of our revenue and Annual Recurring Revenue (“ARR”) and the related substantial negotiating leverage of these customers, as well as our dependence on customer renewals and expansions of their contracts for our products, which may not occur;
•lengthy and variable sales and implementation cycles, with factors beyond our control including competitive pressures, potentially causing expenditure of significant time and resources prior to revenue generation;
•competitive attributes of our applications, including the need to continuously develop and enhance our products to satisfy customer demands, maintain market acceptance, respond to competitive pressures, and meet local requirements of international markets;
•failure to grow our business and manage our expanding operations, including internationally, effectively;
•exposure to risks in relation to data security breaches of our cloud-based products, unauthorized access to our customers’ or employees’ data, or breaches of third-party technologies and systems we rely on and the related impact on our ability to effectively operate our cloud environment for our customers;
•issues in the development and use of artificial intelligence (“AI”), as well as the use of AI by our workforce, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations;
•retaining existing and hiring new personnel, including managing personnel in a hybrid work environment;

•errors or failures in our products or services, as well as service interruptions or failure of the third-party service providers we rely on, could impair the availability of our products, harm our reputation, lead to customer loss, increase liability claims, or harm our future financial results;
•dependence on the quality and effectiveness of our professional services, technical support, and system integrator (“SI”) partners, and successful development of our global direct sales force and the expansion of our relationships with SI partners;
•factors that could affect our gross and operating margins, including revenue mix and costs related to operating, securing, and enhancing our subscription services;
•pursuing acquisitions or partnerships may lead to management distractions, integration challenges, increased costs, and stockholder dilution, with risks including unforeseen difficulties, capital investment needs, and competitive pressures;
•exposure to market risks, including geographical and global events, supply chain disruptions, inflation, political and regional conflicts, interest rates, foreign currency exchange rates, and financial markets’ volatility and their impact on our stock price and its volatility and our customers, partners, vendors, or our business operations; and
•required compliance with current and evolving local data privacy and cybersecurity laws and regulations in all jurisdictions where we have customers, and our ability to maintain the security of our customers’ data and our cloud-based products, appropriately limit the use of information, and manage related costs and liabilities incurred.
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
Item 1.Business
Overview and Purpose
Guidewire is the platform that P&C insurers trust to engage, innovate, and grow efficiently. Our core systems leverage data and analytics, digital, and AI. As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market. We were founded in 2001.
Our core products are InsuranceSuite Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. We also sell digital engagement and analytics products. Our digital engagement products enable digital sales, omnichannel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our analytics offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our suite of products for use in a variety of international regulatory, language, and currency environments.
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
Because our platform is critical to our new and existing customers’ businesses, their decision-making and product evaluation process is thorough, which often results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple products or is considering a move to a cloud-based subscription for the first time. Sales to new customers also involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, efficient operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, content in the Guidewire Marketplace to improve efficiencies, accelerate integration, and provide access to innovation, and successful implementations and migrations.
We sell our suite of products through subscription services for our platform and cloud-delivered products and term licenses for our self-managed products. We generally price our products based on the amount of Direct Written Premium (“DWP”) that will be managed by our products. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria are met including providing access to the service. Term licenses are primarily sold to existing on-premise customers and are typically an initial commitment with optional annual renewals thereafter. We may enter into term license arrangements with our customers that have an initial term of more than one year or may renew license arrangements for longer than one year. Term license revenue is typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our platform and suite of products. A majority of our services revenue is billed monthly on a time and materials basis.
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
•a rise in customer expectations for digital, mobile, and omnichannel interaction rather than the traditional agent model;
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
Many of these trends have increased in importance following the COVID-19 pandemic and the resulting change to a more hybrid world. In response to these trends, changes, challenges, and opportunities, we believe that P&C insurers need a core system that can increase agility and enhance digital engagement and analytics offerings.
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
Products
The Guidewire ecosystem is designed so that insurers can increase revenue, reduce operational costs and losses, improve pricing, and engage with a customer base that increasingly demands convenience and automated forms of self-service and communication. We are investing in research and development to accelerate improvements in our platform and suite of products to better serve our customers.
Core Operational Products
We offer the following core products: Guidewire InsuranceSuite Cloud, Guidewire InsuranceNow, and Guidewire InsuranceSuite for Self-Managed.
Guidewire InsuranceSuite Cloud
Guidewire InsuranceSuite Cloud is a highly configurable and scalable product, delivered as a service, and primarily comprised of three core applications (PolicyCenter Cloud, BillingCenter Cloud, and ClaimCenter Cloud) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (“GWCP”)

architecture and leverage our in-house cloud operations team. GWCP is a Guidewire-developed infrastructure layer enabled by and hosted on Amazon Web Services (“AWS”). GWCP’s architecture consists of three primary layers. Specialized cloud infrastructure services and tools are centered around maximizing service and resource availability, optimizing performance, scalability, and cost efficiency, maintaining data security, privacy and regulatory compliance, as well as offering a high degree of service observability to provide customers with better insight and control consistent with their operational needs. The Data Platform layer provides access to core and predictive analytics data to allow creation of curated datasets that can be used to drive delivery of actionable insights across the insurance lifecycle. The App Platform layer contains modular, cloud-native services decoupled from the InsuranceSuite core that can be used individually or interconnected to enhance existing applications and empower creation of new business applications. GWCP was developed to meet the specialized needs of the P&C insurance industry, providing a scalable cloud architecture that combines multi-tenant cloud services and tools with the ability to isolate each customer’s system of record and database instances. This approach provides our customers with the benefits of cloud-native infrastructure and services and the flexibility to provide differentiated services to their customers.
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
Guidewire InsuranceNow
Guidewire InsuranceNow is a complete, cloud-based application that offers policy, billing, and claims management functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity. InsuranceNow is hosted on AWS and managed by our internal cloud operations team.
Guidewire InsuranceSuite for Self-Managed
Guidewire InsuranceSuite for self-managed installations is comprised of three core applications (PolicyCenter, BillingCenter, and ClaimCenter) that can be licensed separately or together and can be deployed and updated by our customers and their implementation partners.
Guidewire InsuranceSuite: Complementary Capabilities and Applications
We offer several complementary capabilities and applications, some of which are included in the core operational services and products, and all of which are designed to work seamlessly with our core operational services and products, including:
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

Guidewire Product Content Management
Guidewire Product Content Management provides software tools and standards-based, line-of-business templates to enable insurers to more rapidly introduce and modify services and products by reducing product configuration and maintenance efforts. Any such product introduction or modification must connect to and incorporate regulatory or industry-standard data and content, such as Insurance Services Office (“ISO”) or National Council on Compensation Insurance content.
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
Guidewire AppReader
Guidewire AppReader is a submission intake management solution that enables P&C insurers to process Association for Cooperative Operations Research and Development forms faster and more accurately than with manual processes or traditional upload solutions. AppReader is available for both Guidewire Underwriting Management and Guidewire PolicyCenter.
Guidewire ClaimCenter Package for the London Market
Guidewire ClaimCenter Package for the London Market supports the claims workflow used by London Market insurers and brokers. Integration of London Market Electronic Claims File Write-Back lets insurers perform tasks and interact with the central industry market Claims Loss and Advice Settlement system directly from Guidewire ClaimCenter through message queues.
Digital Engagement
Guidewire Digital Engagement Applications
Our Digital Engagement Applications enable insurers to provide digital experiences to customers, agents, vendors, and field personnel through their device of choice. As consumers increasingly use self-service functions on the internet and on mobile devices, we believe that many of them prefer to interact with their insurance providers digitally and that they expect to have a consistent and efficient transactional experience through multiple channels, whether online, in-person or by phone. Our Digital Engagement Applications also benefit agents and brokers who are seeking to automate business processes with insurers to improve customer service and productivity. Digital engagement applications are enabled by the Jutro Digital Platform (“Jutro”), allowing insurers to strengthen customer relationships and brand loyalty while reducing operational cost through easy-to-use, self-service interactions. The focus of Jutro is on empowering “digital native users,” or those who understand and expect to interact with their insurers through digital experiences that are seamless, intuitive, user-friendly, mobile-ready, and omnichannel. In order to provide a holistic experience, Digital Applications are unified with InsuranceSuite.
Data and Analytics
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
Guidewire HazardHub
Guidewire HazardHub allows insurers to understand, assess, price, and manage property risk quickly and intelligently. HazardHub provides a single source of geospatial risk data, and provides access to more than 950 risk variables, including perils from air, water, earth, and fire. HazardHub is a cloud-native solution delivered through an Application Programming Interface that provides access to this information for any personal or commercial property located in 19 countries, including, among others, Australia, France, Germany, New Zealand, South Africa, the United Kingdom (“U.K.”), and the United States, and has the ability to evaluate an entire portfolio for property risk.
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
Guidewire Cyence
Guidewire Cyence is a cyber-risk economic modeling product that helps P&C insurers accurately measure the financial impact of cyber risk on their customers. It does this by capturing data about cyber threats from more than 400 sources, including public, open-source, proprietary, and third-party data. Cyence then curates and analyzes the data through AI and machine-learning statistical models to extract meaningful signals. Based on these models, Cyence produces insights delivered through reports that will predict the likelihood and economic impact of cyber attacks on a target company or individual. This can be used for underwriting, pricing, and developing cyber insurance products.
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
Guidewire Marketplace
The Guidewire Marketplace is where insurers find trusted applications and content that complement the Guidewire platform from our PartnerConnect partners, as well as from Guidewire product and services teams. These applications and content help insurers to rapidly innovate and differentiate their businesses by allowing them to leverage capabilities provided by the Guidewire ecosystem to meet their business goals. The Guidewire Marketplace also empowers customers pursuing innovation initiatives by providing access to a curated collection of insurtech applications. Additionally, we promote innovation through our Insurtech Vanguards which is a community of select startups and technology providers, bringing transformative solutions to the P&C industry and making innovation more accessible. Nine Insurtech Vanguards have been promoted to our PartnerConnect program. As of July 31, 2024, the Guidewire Marketplace had over 215 partner-developed integrations that have been awarded Ready for Guidewire validation and hundreds of Guidewire-developed resources available for download. We are continually expanding the breadth of functionality and depth of partnerships in the Guidewire Marketplace.
Technology
We have increased the scope of our platform, products, and business through internal development and acquisitions. This growing scope has required greater investment in the development of application interfaces and shared services necessary to unify the operations and user experience across our applications. The prioritization of cloud-delivered solutions has also required significant focus in improving our ability to manage, secure, and operate our applications since our cloud-based deployments, unlike our self-managed implementations, shift many operational responsibilities to us.
Our cloud infrastructure is designed to maximize the security, stability, scalability and efficiency of our applications. Our cloud infrastructure leverages AWS, provides services hosted in AWS regions worldwide, and is tailored to provide both the benefit of cloud subscription services delivered in a cloud-native multi-tenant model while still providing insurers with the ability to configure and extend their applications via single-tenant environments which are easily managed via Guidewire Cloud Console. All of our cloud services and products comply with standards set by ISO, American Institute of Certified Public Accountants, and Payment Card Industry Security Standards Council.
Finally, we continue to improve the scalability of our service, which performs millions of complex, business-critical transactions daily. The accuracy and availability of our services must be maintained not only during normal business operations, but also during extraordinary events such as catastrophes, which may result in extremely high transaction volume in a short period of time.
Services
We provide implementation, cloud migration, and integration services to help our customers realize the benefits of our products. Our delivery services teams assist customers in building implementation or migration plans, integrating our software with their existing systems, and defining business rules and specific requirements unique to each customer. We also partner with leading SI consulting firms, certified on our software, to achieve scalable, cost-effective implementations for our customers.
Our investments in services and partners are designed to ensure customer success by committing appropriate resources to both cloud-based and self-managed implementation projects.
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
As of July 31, 2024, we had 3,469 employees, including 1,782 in global product development and operations (comprised of research and development, cloud operations, and technical support), 750 in professional services, 477 in sales and marketing, and 460 in general and administrative roles. As of July 31, 2024, we had 1,692 employees in the United States and 1,777 employees internationally.
Attracting, Developing, and Retaining Employees
Our recruiting, development, and retention objectives focus on providing an optimal employee experience and culture across the employee life cycle from recruitment to retirement, and involve attracting skilled and engaged employees who contribute the talent and diverse perspectives critical to our innovative, forward-looking, and inclusive workforce. Our recruiting process actively sources diverse talent and is designed to reduce bias, supporting our ability to hire candidates with professional qualifications, personal potential, and differing perspectives. Our flexible work policies expand our ability to hire for certain roles and retain talent in geographies where we do not have physical offices. Fostering career progression by encouraging regular professional education empowers our employees to pursue their professional goals, which is critical to developing and retaining our employees. We invest in broad-based development by providing diverse growth opportunities, including cutting-edge skills training, on-demand AI learning platforms, dynamic mentorship, and transformative leadership programs. We gauge progress and efficacy, identify opportunities for change, and pursue solutions through tracking and analyzing data from various sources such as annual talent reviews, employee feedback, and our progress toward hiring and promotion goals.
Diversity, Inclusion, and Belonging
We believe that understanding and respecting another’s perspective, experience, background, and beliefs provides an opportunity to expand horizons, increase innovation, challenge complacency, and foster empathy. Diversity of perspective, experience, background, and beliefs fuel our innovative, collaborative, and engaged workplace. We aim for the highest standards of fairness and equal opportunity in recruitment, hiring, promotions, job assignments, and compensation. Initiatives to create greater diversity and belonging among our employees include inclusive recruiting and outreach programs for diverse candidates, employee resource groups (“ERGs”), and management-led listening circles. Our ERGs are employee-led and comprised of volunteers who represent common interests, experiences, backgrounds, or demographics. As of the end of fiscal year 2024, we had eight ERGs including African Ancestry, Asian and Pacific Islander, Early Career Professionals, LatinX and Hispanic, LGBTQ+ and Allies, Veterans and Allies, Visible or Invisible Disabilities, and Women’s Leadership.
Guidewire Gives Back (“GGB”) is a program focused on investing in local communities where we operate by encouraging employee volunteerism, philanthropy, and social impact investment. The GGB program is centered around employee engagement and community impact through volunteer hours from the Guidewire community and financial donations, both of which are geared toward making a measurable difference. The GGB strategy, programs, and collaborative partnerships reflect employees’ passions and embody Guidewire’s corporate mission, as well as our customers’ purpose.
Corporate Culture
Our employees are critical to our success, and we believe creating an inclusive culture is essential to attracting and retaining engaged employees. Our values of integrity, rationality, and collegiality are the foundation of how we work with one another. We incorporate a wide variety of communication and training activities to encourage collaboration amongst our colleagues around the world. We measure the program’s efficacy and identify opportunities for improvements through an engagement survey distributed annually, with the last survey completed in August 2024, and periodic pulse surveys to elicit feedback.
Health and Wellness
We believe a healthy, engaged, and high-performing workforce is part of our competitive advantage. We want all of our employees to thrive, and we regularly re-evaluate how to best support our employees’ wellness, health, and safety through management systems, policies, and programs that encompass our global operations. Our current benefit and wellness programs drive engagement that positively impacts our culture, job satisfaction, recruiting, and retention programs. We increased our commitment to well-being by expanding our physical, mental, and family health programs. We enhanced our support through professional development, by launching virtual skill-building workshops, providing a connection point to the community as well as continued growth opportunities for remote roles. We also prioritized personal empowerment, wellness initiatives, safe and flexible workspaces, and comprehensive benefits — ensuring our team stays healthy, supported, and connected. Additionally, we have transitioned to a hybrid work environment in which a significant portion of our workforce works in-person on a part-time basis.
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
Customers
We market and sell our products to a wide variety of global P&C insurers ranging from some of the largest global insurers to national, regional, and state companies. We believe strong customer relationships are a key driver of our success given the long-term nature of our customer engagements and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. Customers are defined as entities that have placed orders for our services or products. In some instances, a parent corporation can have multiple entities, or insurance brands, that place orders for our services or products and, in other instances, customers are in industries adjacent to the insurance industry and do not have an insurance brand. As of July 31, 2024, we had approximately 470 customers representing approximately 570 insurance brands in 42 countries. We have updated our customer definition to exclude customers that pay us less than $10,000 per year, which primarily represents customers of our HazardHub product.
Strategic Relationships
We have extensive relationships with SI, consulting, technology, and industry partners. Our network of partners has expanded as interest in and adoption of our platform has grown. We encourage our partners to co-market, pursue joint sales initiatives, obtain certifications related to our products, and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our resources on continued innovation and further enhancement of our solutions.
We work closely with our network of third-party SI partners to facilitate new sales and implementations of our products. Our partnerships with leading SI partners allow us to increase efficiency and scale while reducing customer implementation and migration costs. We continue to invest time and resources to increase the number of qualified consultants employed by our SI partners, develop relationships with new partners in existing and new markets, and ensure that all SI partners are qualified to assist with implementing our products. We believe this model will continue to serve us well, and we intend to continue to expand our network of partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription migrations and implementations.
As part of our PartnerConnect alliance program, we have a community of solution partners developing integrations that enable software and insurance business solutions to interoperate with our products, many of which are in the Guidewire Marketplace. These integrations help customers reduce implementation risk and effort, and lower the total cost of implementation and operation.
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
Our marketing team supports sales with competitive analysis and sales tools, while investing to strengthen our brand name and reputation. We participate at industry conferences, are published frequently in the industry press, and have active relationships with all of the major industry analysts. We also host Connections, our annual customer conference, where customers both participate in and deliver presentations on a wide range of Guidewire and insurance technology topics. We invite potential customers and partners to our customer conference, as we believe customer references are a key component of driving new sales. Our strong relationships with leading system integrators enhance our direct sales through co-marketing efforts and by providing additional market validation of the distinctiveness and quality of our offerings.
Research and Development
Our research and development efforts focus on enhancing our platform, services, and products to meet the complex requirements of P&C insurers with particular emphasis on capabilities, operational efficiency, data analytics, security, and privacy in the cloud. These efforts are intended to help our customers improve their operations; drive greater digital engagement with their customers, agents, and brokers; and gather, store and analyze data to improve business decisions. We also invest significantly in developing our products and necessary integrations to meet the market requirements, including regulations, language, currency, and local terminology, of each country or state in which our customers operate. This market-segment specific functionality must be updated regularly in order to stay current with regulatory changes in each market. We rely on a multi-national engineering team, which has grown organically and through acquisitions.
Our investments in cloud operations are focused on managing the infrastructure for our cloud-based customers in a secure, efficient, and cost-effective manner.

Competition
The software market that caters to the P&C insurance industry is highly competitive and fragmented. Increased spending by insurers on software solutions and the emergence of new platforms that have broadened from core system modernization to new digital engagement and data and analytics solutions have generated significant interest among investors and entrepreneurs. Increased capital allows market participants, or potential market participants such as insurtech companies, to adopt more aggressive go-to-market strategies, improve existing products, introduce new products, develop innovative solutions that disrupt the market, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs, and the adoption of cloud deployed solutions. These factors create an environment of increasing competition. Our current and future competitors vary in size and in the breadth and scope of the products they offer. As we expand our product portfolio, we may begin to compete with software and service providers we have not traditionally competed against. Our current competitors include, but are not limited to, customers’ internally developed proprietary solutions; P&C insurance software vendors such as Duck Creek, EIS Group, Insurity, Majesco, Origami Risk, and Sapiens; and horizontal software vendors such as SAP SE and Salesforce.
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
Information about Segment and Geographic Revenue
Information about geographic revenue is set forth in Note 2 “Revenue” and information about segment reporting is set forth in Note 12 “Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for term licenses compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any significant multi-year term license renewal or non-renewal could impact quarterly results. Subscription sales now represent the significant majority of total sales and, as a result when compared to term license sales, the revenue we recognize in the initial fiscal year of an order is lower, deferred revenue is higher, and our total reported revenue growth may be adversely affected in the near term due to the ratable nature of these arrangements. Over time, this ratable revenue dynamic has and will dampen the impact of seasonality on our revenue.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue and subscription revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. The fiscal quarter ending January 31 usually has fewer billable days due to the impact of calendar year end holidays in the United States. Our fourth fiscal quarter usually has fewer billable days due to the impact of vacations taken by our services professionals. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
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

Item 1A.Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K, and in our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties may also become important factors that adversely affect our business. If any of such risks and uncertainties actually occurs, our business, results of operations, or financial condition could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, results of operations, or financial condition could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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
•the proportion and timing of subscription sales as opposed to term software licenses, and the variations in revenue recognition between these contract types;
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

•the impact of a recession or any other adverse global economic condition on our business, including public health crises, such as epidemics and pandemics, geographic and political conflicts, trade tariffs, trade agreements, and other uncertainties that may cause a delay in entering into, a failure to enter into, or cancel significant customer agreements or the fulfillment of professional service arrangements;
•adverse litigation judgments, dispute-related settlement payments, or litigation-related costs;
•future accounting pronouncements, changes in accounting rules, new tax laws or regulations, or tax interpretations and our related accounting policies, interpretations, and controls;
•fluctuations in foreign currency exchange rates; and
•the effects of inflation or deflation in the economies in which we operate, and their impact on interest rates, collection timeframes, and our revenue given the multi-year term of most customer agreements.
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
We believe our ability to adjust spending quickly enough to compensate for a potential revenue shortfall is limited and our inability to do so could magnify the adverse impact of a potential revenue shortfall on our results of operations. If we fail to achieve our quarterly forecasts, if our forecasts fall below the expectations of investors or research analysts, or if our actual results fail to meet the expectations of investors or research analysts, our stock price may decline.
If we do not receive customer or market acceptance of our business model focused on delivering cloud-based offerings on a subscription basis, or if we fail to meet stipulated service levels with our subscription services, our results of operations could be harmed.
To address demand trends in the P&C insurance industry, we offer customers the use of our software products through a cloud-based offering sold on a subscription basis in addition to our self-managed offering. Our subscription business model has required a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue, cost of services revenue, and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of third-party infrastructure in which we rely to host our subscription services, may be difficult to predict over time. Furthermore, we may assume greater responsibilities for implementation of subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations or migrations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional services or products or upon renewal of existing agreements, and a customer’s renegotiation or refusal to pay its contractually obligated subscription or service fees.
Revenue under our cloud-based subscription model is generally recognized ratably over the term of the contract. Ratable revenue recognition results in lower revenue than we otherwise would have recognized in the initial period of the customer agreement under term license agreements. This effect on recognized revenue may be magnified in any fiscal year due to the concentration of our orders in the fourth fiscal quarter. Additionally, the timing of our customers’ decision to transition from self-managed licenses to cloud-based subscription services could negatively affect our ability to forecast the timing and amount of our revenue in any period.
Acceptance of our cloud-based solutions may not develop as anticipated and could be affected by a variety of factors, including, but not limited to, cost, security, reliability, performance, customer preference, perceived value associated with such offerings, public concerns regarding privacy, and the enactment of restrictive laws or regulations. If the market for our cloud-based solutions generally does not evolve as expected, it could result in reduced customer purchases, reduced renewal rates, and decreased revenue, any of which will adversely affect our business, results of operations, or financial condition. Further, for any of our existing customers that have not yet transitioned to our cloud-based offering, any perceived negative impacts or incremental costs associated with the transition, or an accelerated transition schedule, may lead to customer dissatisfaction and provide our competitors with an opportunity to acquire these customers.
We are continually updating our existing products and developing new products in an effort to offer customers greater choices on how they utilize our software. As our business practices in this area develop and evolve over time, we may be required to revise our current subscription agreements, which may result in revised terms and conditions that impact how we recognize revenue and the costs and risks associated with these offerings. Whether our product development efforts or business model will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including, but not limited to, customer demand, our ability to further develop, manage, and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, our customers’ ability to successfully migrate to and implement our subscription services, tax and accounting implications, and our costs.
In addition, the metrics we and our investors use to evaluate our business model may evolve over the course of time as significant trends emerge. It may be difficult, therefore, to accurately determine the impact on our business on a contemporaneous basis, or to clearly communicate the appropriate metrics to our investors. If we are unable to sell our cloud offerings in light of the foregoing risks and uncertainties, our reputation could suffer and our results of operations could be harmed, which may cause our stock price to decline.
We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C insurance industry for a substantial portion of our revenue and ARR, and the loss of any of these customers would significantly harm our business, results of operations, and financial condition.
Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. The composition of our individual top customers has and will vary from year to year. In fiscal years 2023 and 2024, our ten largest customers accounted for 23% and 22% of our revenue, respectively. Additionally, our ten largest customers based on ARR accounted for 22% of total ARR at July 31, 2024. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our services or products. While we expect this reliance to decrease over time as our revenue, customer base, and subscription services as a percentage of revenue grows, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue and ARR for the foreseeable future. As a result, if we fail to successfully sell our products to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our products or professional services, defer or cancel orders, fail to renew their license or subscription agreements or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of this relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
Our sales and implementation cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenue.
The typical sales cycle for our products is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products, the potential cost savings achievable by organizations deploying our products, and the benefits and risks associated with cloud-based services. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size and terms of the initial contract until very late in the sales cycle, which affects our ability to accurately forecast revenue and ARR. In addition, if we commit to include specific features in our base product offering at the request of a customer or group of customers, we may be unable to recognize revenue until the specific features have been delivered with our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.

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
Our current and potential competitors may also establish cooperative relationships among themselves or with third parties to further enhance their resources and offerings. Current or potential competitors may be acquired by other vendors or third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be more able than we are to adapt quickly to new technologies and customer needs, to devote greater resources to the promotion or sale of their products, to initiate or withstand substantial price competition, or to take advantage of emerging opportunities by developing and expanding their product offerings more quickly than we can. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such relationships or acquisitions. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition could be materially and adversely affected.
Failure to manage our expanding operations effectively could harm our business.
We have experienced consistent growth and expect to continue to expand our operations, including the number of employees and the locations and scope of our international operations. In particular, we have been expanding and plan to continue to expand our operations in India. Additionally, we operate a hybrid work environment in which a large portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis, which brings challenges to managing our business and workforce. This expansion and hybrid work environment has placed, and will continue to place, a significant strain on our operational and financial resources and our personnel. To manage our anticipated future operational expansion effectively, we must continue to maintain and may need to enhance our information technology and cybersecurity infrastructure and financial and accounting systems and controls, and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new, enhanced, or more secure products or investments in cloud operations. If we increase the size of our organization without experiencing an increase in sales of our products, we will experience reductions in our gross and operating margins and net income. If we are unable to effectively manage our expanding operations or hybrid work environment, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected, and we may be unable to implement our business strategy.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.
Some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our customer agreements. These customers may also delay making payments under existing agreements, or at renewal, in an attempt to obtain more favorable terms from us. We have been required to, and may again be required to, reduce the average selling price and ARR of our products, along with agreeing to steeper ramps that delay reaching fully ramped ARR, in response to these pressures. If we are unable to avoid reducing our average selling prices or ARR, our results of operations could be harmed.
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We use, and are continuously incorporating, machine learning and AI technologies in our offerings and business, and we are making investments in expanding our AI capabilities in our products, professional services, and tools, including the ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using generative and other AI technologies. AI technologies are complex, and generative AI technologies, in particular, are rapidly evolving. We face significant competition from other companies as well as an evolving regulatory landscape in relation to these technologies. The introduction of AI technologies, including generative AI, into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, privacy concerns, ethical challenges, or other complications that could adversely affect our business, reputation, or financial results.

The complexity of our products that incorporate machine learning and AI technologies could result in unforeseen delays or expenses, or undetected defects, bugs, or security vulnerabilities, which may harm the market acceptance of new products, damage our reputation with current or prospective customers, cause significant remediation expenses, and may harm our business, results of operations, and financial condition. Our products may contain defects when they are first introduced or as new versions or enhancements are released, or their release may be delayed due to unforeseen difficulties during development. Additionally, our products may have undiscovered vulnerabilities that could be exploited by hackers or other malicious actors, potentially exposing our customers to adverse consequences.

The intellectual property ownership and license rights, including without limitation, copyright, surrounding AI technologies generally, and generative AI technologies specifically, has not been fully addressed by competent legal tribunals or applicable laws or regulations. Further, the use or adoption of third-party AI technologies, including generative AI technologies, into our products may result in exposure to claims of copyright infringement or other intellectual property-related causes of action.

The uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with such technologies, which may be costly and could impact our expenses if we decide to expand AI technologies, including generative AI, into our product offerings. AI technologies, including without limitation generative AI, may create content that appears facially correct but is factually inaccurate or flawed. Our customers, employees, or others may rely on or use such factually incorrect or flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In all events, the development, marketing and use of AI technologies, including, in particular, generative AI, presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, additional costs, and/or legal liability. If our AI development, deployment, content labeling or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of AI solutions or cause harm to individuals, customers or society, or result in our offerings not working as intended or producing unexpected outcomes.

Further, the development of next-generation solutions that utilize new and advanced features, including AI and machine learning, involves making predictions regarding the willingness of the market to adopt such technologies over legacy solutions. We may be required to commit significant resources to developing new products before knowing whether such investment will result in products that the market will accept.
We may fail to set the optimal pricing and packaging of our products, which could negatively impact our growth strategy and ability to effectively compete in the market.
We may face challenges in selling our solutions to insurers that have internally developed their own proprietary software solutions, and we face competition from emerging and established vendors. As a result, these companies may offer lower prices, additional products or services, or other incentives that may impact our ability to maintain our prices.
The market for our products is constantly evolving, and our pricing and packaging decisions are made based on the best information available at the time, but may change significantly in the future from our expectations. We are continually analyzing and refining our pricing and packaging models to adapt to this dynamic environment. For example, we may need to change our pricing in future periods in response to market demands, the inflation and interest rate environment or increased costs. Our contracts are often multi-year in duration and our inability to foresee changing events could impact the profitability of certain contracts. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively in each market. In addition, if our mix or bundle of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition. In addition, we cannot predict whether our current or prospective customers, or the market in general, will accept these changes. If these adjustments do not gain acceptance, our business and operational results could be adversely affected. Failure to identify an optimal pricing and packaging strategy may harm our business and operational outcomes. Should customers reject our new or modified pricing plans, we may face increasing challenges in attracting new customers and retaining existing ones, particularly if we apply new pricing models to current customer subscriptions.
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
We currently anticipate that sales of, and revenue from, subscription services will continue to increase in the future. Subscriptions are recognized ratably over the term of the agreement after provisioning of the service. Over time, this may reduce the impact of our historic revenue seasonality, but in the near term the introduction of proportionally more subscription services into our revenue stream, together with their delayed and ratable recognition, will likely impact quarter-over-quarter and year-over-year revenue growth comparisons. Cash flow expectations and comparisons will most likely remain concentrated in the fourth fiscal quarter and could also be impacted because of the ramped nature of the annual installments of these multi-year subscription services arrangements. Additionally, ARR, which reflects the annualized recurring value of active customer contracts at the end of a reporting period, will be impacted by the seasonality of new sales orders, even if the revenue is recognized ratably.
Our quarterly growth in revenue or ARR also may not coincide with new orders or cash flows in a given quarter, which could mask the impact of seasonal variations. This mismatch is primarily due to the following reasons:
•our subscription arrangements are recognized ratably and only a portion, if any, of the revenue from an order is recognized in the same fiscal period of the order;
•subscription arrangements generally have ramped invoicing schedules over the initial term, which affects ARR and cash flows, but revenue is recognized ratably over the initial term;
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
Our success depends on our continued ability to develop, introduce, and market new and enhanced versions of our products to meet evolving customer requirements. Because our products are complex and require rigorous testing, new features, new functionality, and updates to our existing products can take significant time and resources to develop and bring to market. As we expand internationally, our products must be modified and adapted to comply with regulations and other requirements of the countries in which our customers do business. Additionally, market conditions may dictate that we change the delivery method of our products or the technology platform underlying our existing products or that new products be developed on different technology platforms, potentially adding material time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenue, if any, from such expenses.
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

We operate a hybrid in-person and remote workforce, which will subject us to certain operational challenges and risks and potential harm to our business.
We operate a hybrid work environment in which a significant portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis. As a result, we are subject to the challenges and risks of having a remote and hybrid workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who work remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications, and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. Hybrid in-person as well as remote working may also subject us to other operational challenges and risks. For example, hybrid working arrangements may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale and retention rates. In addition, we expect to incur costs related to a hybrid workforce including, among other things, facilitating permanent remote work for a portion of our workforce and updating our offices to offer more collaborative workspaces. If we are unable to effectively operate a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
Real or perceived errors or failures in our products and professional services, including implementation and cloud support services, may affect our reputation, cause us to lose customers, and reduce sales and renewal rates, which may harm our business and results of operations and subject us to liability for breach of warranty claims.
Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions or updates are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Despite testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our offerings after their introduction. While we have implemented, and continually improve, a breadth of industry standard technology controls designed to ensure system stability and availability, we may introduce errors, design flaws, software bugs, and other issues into the environment, and fail to remediate them in a timely manner, which may cause serious or prolonged service interruptions to our customers. Additionally, our Guidewire cloud offerings rely on third-party services including, but not limited to, AWS and Okta. Any material disruption, failure or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our products, which could harm our reputation and adversely affect our results of operations.
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

Our ability to sell our products is highly dependent on the quality of our professional services and technical support services and the support of our SI partners, and the failure of us or our SI partners to offer high-quality professional services or technical support services could damage our reputation and adversely affect our ability to sell our products to new customers and renew agreements with our existing customers.
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
The use of AI by our workforce may present risks to our business.

Our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines and policies specifically directed at the use of AI tools in the workplace. Nevertheless, the use of these AI tools, whether authorized or unauthorized, by our workforce, poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients, and the misuse of our or third-party intellectual property. Use of AI technology by our workforce, even when used consistently with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information, or failure to comply with open source software requirements. In addition, our employees may use AI tools for various design and engineering tasks, such as writing code and building content, and these AI technology tools may produce facially correct but factually inaccurate or flawed responses that could lead to errors in our decision-making, solution development, or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our workforce.
Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.
Our subscription and support revenue was 56% and 48% of total revenue for fiscal years 2024 and 2023, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 63% and 51% for fiscal years 2024 and 2023, respectively, while the gross margin for license revenue was 98% and 98% for fiscal years 2024 and 2023, respectively. We expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring expenses to operate our cloud services and manage our cloud operations which may not result in an improvement of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of economic volatility, inflation, or other global events and disasters.
Further, our services revenue was 18% and 23% of total revenue for fiscal years 2024 and 2023, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was negative in both fiscal years 2024 and 2023. If we experience an increase in the percentage of total revenue represented by services revenue, due to acquisitions or other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including change in customer demand for our services team’s involvement in the implementation of and migration to new products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, the extent to which we subcontract services to those SI partners, and the impact on the global economy as a result of economic volatility, inflation, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging customers to enter into cloud agreements or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, if we subcontract out services without an adequate markup, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
Failure of any of our established products to satisfy customer demands or to maintain market acceptance could harm our business, results of operations, financial condition, and growth prospects.
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
We sell our products to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2024, 2023, and 2022, $347.9 million, $331.5 million, and $296.2 million of our revenue, respectively, was from customers outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:
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
•highly inflationary international economies and related governments;
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
•disruption to our operations caused by public health crises, such as epidemics and pandemics; and
•political, social, and economic instability abroad, terrorist attacks, and security concerns in general.
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
Our products involve the collection, storage and processing of customer data (including, in some cases, personal data), and may provide business critical software and analytics necessary for our customers’ operations. As such, we may be an attractive target for data security attacks that threaten the confidentiality, integrity, and availability of our information technology systems and confidential information. Security breaches could result in public disclosure of confidential information, loss or modification of data affecting our customers’ operations, fraud or theft, ransom demands, or other misuse of confidential information, which in turn could result in our cloud services being perceived as not being secure, a reduction in customers using our products, as well as litigation, breach of contract claims, indemnity obligations, additional reporting requirements and/or oversight, restrictions on processing customer data, and other liabilities for our Company, all of which could lead to loss of revenue, a diminished ability to retain or attract new customers due to reputational harm, fines, costs, or other penalties or sanctions. While we have taken, and are continually updating and enhancing, steps to protect the confidential information and customer data to which we have access, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on, such as AWS, could be breached. We rely on third-party technology and systems for a variety of services, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Our ability to control or prevent breaches of any of these systems may be beyond our control. Any failure by a third party to prevent or mitigate data security breaches or improper access to, or use, acquisition, disclosure, alteration or destruction of customer data could have adverse consequences for us. Because techniques used to obtain unauthorized access or infiltrate, sabotage, disable or degrade systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. The use of constantly evolving technologies by diverse threat actors, such as the increased use of AI technologies, are sophisticated and complex and may increase the velocity of such threats, frequency of incident cases, and otherwise magnifying the risks associated with these types of attacks. These attack vectors may include social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Although we have developed systems and processes designed to protect our and our customers’ data, prevent loss or unauthorized modification of data, ensure only authorized use of services, and prevent other cybersecurity breaches, including systems and processes designed to reduce the impact of a security breach to a third-party vendor, such measures cannot provide absolute security, and our systems may be vulnerable to malware or physical or electronic break-ins that our security measures may not detect. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems or confidential information. Individuals, including trusted employees and contractors, who circumvent our security measures may misappropriate proprietary, confidential, or personal data held by or on behalf of us, disrupt our operations, damage our systems, or otherwise damage our business. In addition, we may need to expend significant resources to protect against data security breaches or mitigate the impact of any such breaches. Any or all of these issues could negatively impact our ability to attract new customers or to increase engagement with existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business, results of operations, financial condition, or reputation. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
In addition, data security breaches could expose us to liability under various laws and regulations across jurisdictions, increase the risk of litigation and governmental or regulatory investigation, and increase our costs for compliance. For example, we may need to notify governmental authorities and/or affected individuals with respect to certain data security breach in light of a growing number of laws, including those in the European Economic Area (“EEA”), U.K., and the United States. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach.
Service interruptions or failures of our third-party service providers may impair the availability of our products, which may expose us to liability, damage our reputation, and harm our future financial results.
We rely on services provided by third-parties to operate our products, any of which such services, if they encounter interruptions, failure, or slowdown for any reason, could cause outages or delays in our products, negatively affect our platform, damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, adversely affect our results of operations, or otherwise harm our business. For example, we host our platform using AWS data centers and all of our cloud products rely on resources operated by AWS. Our operations depend on protecting our virtual cloud infrastructure hosted by service providers; preserving the infrastructure’s configuration, architecture, and interconnection specifications; and maintaining access to our products and the information stored in virtual data centers and transmitted over internet service providers. Although we have disaster recovery plans that use multiple virtual data center locations, any incident affecting our service providers’ operations and infrastructure, including but not limited to those caused by power loss, telecommunications failures, unauthorized intrusion or malicious action, malware and disabling devices, natural catastrophes, terrorism, wars, and other similar events beyond our control, could negatively affect our products. A prolonged third-party service disruption affecting our platform for any of the foregoing reasons could be detrimental to our business. We may also incur significant costs for taking other actions in preparation for, or in reaction to, events that disrupt the third-party services we use.
Our platform is accessed by a large number of customers, often at the same time, and we do not control the operation of our third-party service providers. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in our products. In addition, the failure of third-party virtual data centers, third-party internet service providers, or other third-party service providers whose services are integrated with our products, to meet our capacity requirements, could result in interruptions or delays in access to our products or impede our ability to scale our operations. In the event that our third-party service agreements are not renewed or are terminated, or there is a lapse of service, interruption of service provider connectivity or damage to such services, we could experience interruptions in access to our products as well as delays and additional expense in arranging new third-party service providers, all of which could harm our business.
Evolving policy and regulatory responses to AI and machine learning and their potential implications for the fields of information technology, data privacy, and security may result in increased compliance costs and associated concerns for us.
At present, multiple jurisdictions are taking a heightened interest in AI and machine learning. There has been a recent wave of policy and regulatory responses from various governments rolling out action plans for risk mitigation to legislation being introduced to generally oversee the use of AI. For example, in 2023, the President of the United States issued an executive order, promulgating guidelines to executive departments, and various states have enacted legislation relating to disclosure requirements for the use of AI, and in the EU, the EU AI Act, adopted in 2024, establishes a comprehensive, risk-based governance framework and applies to, amongst other entities, providers, importers, and distributors of AI systems or general-purpose AI models that are placed on the EU market or put into service or used in the EU. There is a risk that our current or future products may be subject to heightened obligations under the EU AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. New or evolving regulations relating to rapidly evolving generative AI and machine learning technologies may impose additional rules and restrictions on the use of the AI in our products.
Compliance with such global laws and regulations, including but not limited to the EU AI Act and any new or evolving regulations relating to generative AI and machine learning technologies, has and will continue to require valuable management, operating expenses, and employee time and resources, and any actual or perceived failure to comply with these laws and regulations or other actual or asserted obligations relating to privacy, data protection, or cybersecurity could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, severe penalties, and other relief imposed by governmental agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may reduce demand for our products and result in reputational harm, substantial damages and other liabilities.
Privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.
As adoption of our cloud-based products occurs, the amount of customer data, including customer personal data, that we manage, hold, and/or collect continues to increase. In addition, our products may collect, process, store, and use transaction-level data aggregated across insurers using our common data model. We anticipate that over time, we will continue to expand the use and collection of personal data as greater amounts of such personal data may be transferred from our customers to us. We recognize that privacy and data security has become a significant issue in the United States, Europe, the U.K., and many other jurisdictions where we operate.

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal data. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including, for example, the California Consumer Privacy Act and the California Privacy Rights Act, which substantially went into effect on January 1, 2023 and other state privacy laws enacted in recent years. New EU laws related to the use of data, including in the Digital Services Act, the EU Data Act, and the EU Artificial Intelligence Act (“EU AI Act”), may impose additional rules and restrictions on the use of the data in our products. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation, including class action lawsuits, if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by evolving privacy-related laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand.
Furthermore, concerns regarding data privacy and/or security may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our products effectively. Even the perception that the privacy and/or security of personal data is not satisfactorily managed, or does not meet applicable legal, regulatory, and other requirements, could inhibit sales of our products, and could limit adoption of our solutions, resulting in a negative impact on our sales, reputation, and results of operations.
Privacy concerns in the EU and the U.K. are evolving and we may face fines and other penalties, as well as reputational harm, if we fail to comply with these current and evolving laws, and compliance with these laws may increase our expenses and adversely affect our business and results of operations.
On April 27, 2016, the EU adopted the European General Data Protection Regulation (the “GDPR”), that took effect on May 25, 2018. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they carry out processing of personal data of individuals in the EEA that is related to the offering of goods or services to them or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data and non-compliance with the GDPR can trigger fines of up to €20 million, or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, we have previously invested significant resources to comply with GDPR requirements. While our expenditures have decreased in recent periods as we have improved our compliance efforts, we have in the past and may in the future need to allocate additional resources in response to new interpretations, regulatory guidance, and enforcement decisions, or ongoing negotiation of data processing agreements with our customers and business partners.
In addition, the GDPR restricts transfers of personal data outside the EEA to countries without adequate privacy protections, such as the United States, unless an appropriate safeguard specified by the GDPR such as the Standard Contractual Clauses is implemented. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, with changes to the regulatory landscape recently adopted or anticipated from the EU and other jurisdictions such as Switzerland and the U.K. We (and many other companies) have and may in the future be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the United States and other countries. As data protection authorities continue to issue further guidance and orders on personal data export mechanisms and/or continue taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Given the nature of our cloud-based products and the current data protection landscape in the EU, we may be subject to greater risk of potential inquiries and/or enforcement actions from regulators. We may find it necessary to establish alternative systems to maintain EEA personal data within the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our cloud-based services, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, including fines and harm to our reputation, and adversely affect our ability to offer cloud-based services.

In addition, as we are subject to the supervision of relevant data protection authorities under both the GDPR and United Kingdom’s General Data Protection Regulation (“U.K. GDPR”), we could be fined under each of those regimes independently in respect of the same breach. The U.K. GDPR mirrors the data protection obligations and fines under the GDPR, but there may be further developments causing the obligations and fines to diverge, which could cause our cost of and risks associated with compliance to increase. Anticipated further evolution of EU and U.K. regulations on data privacy and security and any related changes to the regulatory framework in these or other countries may increase substantially our risk exposure to the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by new regulations and interpretations of existing regulations and we may be required to make significant changes to our software applications and expanding business operations, all of which may adversely affect our results of operations.
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
Although we believe that our products do not infringe upon the intellectual property rights of third parties, we cannot assure that we are not infringing or otherwise violating any third-party intellectual property rights or that third parties will not assert infringement or misappropriation claims against us with respect to current or future products, or that any such assertions will not require us to enter into royalty arrangements, result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.
If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing, or using our products that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our products; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or works; and to indemnify our partners, customers, and other third parties. Any of these events could seriously harm our business, results of operations, and financial condition.
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
We use technology and intellectual property licensed from unaffiliated third parties in certain of our products, and we may license additional third-party technology and intellectual property in the future. Any errors, defects, or security issues in this third-party technology and intellectual property or the integration of third-party technology and intellectual property with our products could result in errors that could harm our brand and business. Though we have not experienced resulting impact to date, recent industry incidents, such as the CrowdStrike incident, involving vulnerabilities in third-party technology, underscore the potential risks associated with the use of third-party technology and intellectual property. Moreover, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all, or otherwise will be subject to restrictions that under applicable law could adversely affect our proprietary software. The loss of the right to license and distribute this third-party technology could limit the functionality of our products and might require us to redesign our products.
In addition, our Guidewire cloud offerings rely on third-party hosting and infrastructure services provided by AWS and other service providers, for the continuous, reliable, and secure operation of servers, related hardware and software, and network infrastructure. A prolonged AWS service disruption or slowdown for any reason could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business.
Some of our products and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain products subject to those licenses.

Some of our products and technologies may incorporate software licensed under so-called “open source” licenses. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, some open source licenses require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software in such ways with open source software, we could be required to release the source code of our proprietary software. Further, this third-party technology and intellectual property has the potential for security-related concerns, given that we do not create or maintain such third-party technology and intellectual property that may be exposed to unknown future security risks.
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
Further, revenue recognition standards require significant judgment and estimates that impact our reported revenue and results of operations. Additionally, reported revenue has and will vary from ARR, a non-GAAP metric, and cash flow associated with each customer agreement. For example, for some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. This potential difference and variability in the trends of reported amounts may cause volatility in our stock price.
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
In addition, we are subject to the examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, results of operations, or financial condition.
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
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. As of July 31, 2024, $138.2 million of the share repurchase program remained available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
General Risk Factors
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly our executive officers, sales and marketing personnel, professional services personnel, cloud operations personnel, and software engineers, especially personnel experienced in delivering cloud-based offerings. Additionally, our stakeholders expect us to have a culture that embraces diversity, inclusion, and belonging. Our inability to attract and retain diverse and qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations, and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.
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
Further, our ability to expand geographically depends, in large part, on our ability to attract, retain, and integrate managers with the appropriate skills to lead the local business and employees. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our customers, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our customers, our reputation could suffer and our ability to attract new customers may be harmed.
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
Our indebtedness related to our Convertible Senior Notes is due within twelve months. Servicing our indebtedness requires a significant amount of cash. We may have to use significant cash to pay our indebtedness, which could adversely affect our business and results of operations.
As of July 31, 2024, we had outstanding an aggregate principal amount of $400.0 million of our 1.25% Convertible Senior Notes due March 2025 (the “Convertible Senior Notes”). Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
Increased investor, governmental, and societal attention to and expectations around the wide range of issues generally referred to as ESG matters and our response to the same, may result in increased costs (including, but not limited to, increased costs related to compliance, stakeholder engagement and contracting), impact our reputation, or otherwise negatively affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters, while other organizations are pushing corporations not to focus on ESG matters in decision making. Both unfavorable ESG ratings and engaging in activities designed to improve such ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions in relation to ESG matters in response to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect or outcome. Moreover, while we may create and publish voluntary disclosures regarding ESG matters (in particular, information related to sustainability, environmental and human capital matters) from time to time, many of the statements in such voluntary disclosures are based on certain expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability, environmental and human capital matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or that otherwise cannot be independently verified.

Statements about our sustainability, environmental and human capital initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our related data, processing and reporting are incomplete or otherwise inaccurate, or if we fail to achieve progress on certain metrics on a timely basis, our reputation, business, financial performance, and growth could be adversely affected.

In addition, we expect there will likely continue to be increasing levels of regulation and disclosure-related requirements with respect to sustainability, environmental and human capital matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the associated risks identified in this risk factor. Such compliance matters may also impact our customers, which could adversely impact our business, results of operations, or financial condition.
Global events have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.

Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Ongoing conflicts such as the wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, high interest rates, financial instability and crises, pandemics, and supply chain issues have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, have been adversely impacted due to the disruptions resulting from such events, and may be again in the future. Such global events have disrupted and may again disrupt the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles could increase, which could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from such global events and related implementation delays. As a result of such developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. Due to the continuing and evolving nature of such global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our customers may defer or forego purchases of our products in the event of weakened global economic conditions, political transitions, and industry consolidation.
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
Factors outside of our control, including, but not limited to, natural catastrophes, the geopolitical landscape, and terrorism may adversely impact the P&C insurance industry or third parties we rely on, preventing us from expanding or maintaining our existing customer base and harming our business. Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events, and to interruption by man-made problems such as computer viruses.

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes that impact our business, our customers, or third parties we rely on can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, typhoons, windstorms, earthquakes, hail, tornadoes, explosions, volcanic eruptions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflicts such as the wars between Israel and Hamas and between Russia and Ukraine as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered damage from Hurricane Idalia, wildfires in Maui, Hawaii, and heatwaves affecting the Pacific Northwest, while Turkey and Syria experienced severe earthquakes, Canada faced wildfires, and Australia experienced wildfires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
Our corporate headquarters and a substantial portion of our operations are located in the San Francisco Bay Area, a region known for seismic activity and rising ocean levels and near an area subject to severe fire damage. A significant natural disaster, such as an earthquake, tsunami, fire or flood affecting the Bay Area could have a material adverse impact on our business, results of operations, and financial condition.
In addition, our information technology systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering, such as the recent CrowdStrike incident. To the extent that such disruptions result in delays or cancellations of customer orders or collections, or the deployment or availability of our products, our business, results of operations, and financial condition would be adversely affected.
Adverse developments affecting certain financial institutions, as well as the banking system as a whole, could negatively affect our current and projected business operations and our financial condition and results of operations.
Adverse developments that may affect certain financial institutions and the banking system as a whole, such as events involving liquidity that are either rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity concerns. For example, in March 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Similarly, other institutions have been and may continue to be swept into receivership. Up until March of 2023, our primary banking partner in the United States was Silicon Valley Bank. Since such time, we have further diversified our banking relationships. In connection with such developments, we have not experienced any material adverse impact to our cash flow or to our current and projected business operations, financial condition, or results of operations. Although we are continuing to evaluate and diversify our banking relationships, uncertainty may remain over liquidity concerns in the broader financial services industry. As a consequence, our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Further, a significant portion of our assets are held in cash, cash equivalent and marketable securities. If any financial uncertainty were to impact a broad segment of the financial services industry, our enterprise value and our future prospects could be harmed or otherwise negatively impacted.
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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 1C.     Cybersecurity
Our products involve the collection, storage and processing of customer data (including, in some cases, personal data), and may provide business critical software and analytics necessary for our customers’ operations. Guidewire develops, implements, and maintains cybersecurity measures designed to safeguard our products and protect the confidentiality, integrity, and availability of our customer data and our confidential information.
Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems, information, and products. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We maintain various internationally recognized security certifications and aim to adopt best practices from industry-leading frameworks and standards for cybersecurity and cloud computing, including, without limitation, ISO 27001 certification, SOC 2, U.S. NIST Cybersecurity Framework (CSF), and the CIS Critical Security Controls. This does not imply that we have met any particular technical standards, specifications, or requirements, only that we use these frameworks, industry best practices, and standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, and our broader enterprise IT environment;

•an enterprise-wide security team principally responsible for managing our cybersecurity risk assessment processes, implementing and maintaining our security controls, and responding to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity awareness training of our employees, including incident response personnel, product development personnel, and senior management;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for service providers, suppliers, and vendors, including, among others, vetting, periodic monitoring, and the implementation of contractual safeguards to ensure adherence to our cybersecurity standards.
We have not identified risks from known cybersecurity threats to date, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, we face ongoing cybersecurity risks, including threats that might become more sophisticated and effective over time, and we cannot anticipate when or the extent to which cybersecurity breaches will materially affect the Company. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”
Governance
Our Board, by way of our Risk Committee, oversees management of cybersecurity and other information technology risks. The Risk Committee receives periodic reports from management on our cybersecurity risks and control structure. In addition, management updates the Risk Committee, as necessary, regarding cybersecurity incidents.

The Risk Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive reports on cybersecurity risks from our Chief Information Security Officer (“CISO”), internal security staff and/or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has over 20 years of experience in the technology sector, including 18 years dedicated to information security. He has held multiple executive security roles in a large Fortune 500 company, overseeing product security, mergers and acquisitions security, marketplace security, and enterprise security. He holds a Bachelor of Science in Information Systems Management and a Masters of Business Administration.
Our management team will periodically receive information on our cybersecurity program designed to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include periodic briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

Item 2.Properties
Our corporate headquarters in San Mateo, California consists of approximately 79,000 square feet of space leased through June 2027. Our European headquarters in Dublin, Ireland consists of approximately 85,000 square feet of space leased through March 2032. As of July 31, 2024, we also lease facilities for our sales, services, development, operations and administrative activities in various locations in the United States and around the world, including in the Americas, Europe, and Asia-Pacific.
We believe that our facilities are suitable to meet our current needs. In the future, we may expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We expect to incur additional expenses in connection with any such new or expanded facilities.

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
As described in Note 8 “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which is incorporated by reference herein, we are not party to any material pending legal proceedings.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GWRE.”
On July 31, 2024, the last reported sale price of our common stock on the New York Stock Exchange for fiscal year 2024 was $150.07 per share. As of July 31, 2024, we had 32 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite-Total Return Index and S&P Software & Services Select Industry Index for the period from July 31, 2019 through July 31, 2024. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

	7/31/2019	7/31/2020	7/31/2021	7/31/2022	7/31/2023	7/31/2024
Guidewire Software, Inc.	$100.00	$115.26	$112.85	$76.14	$83.08	$146.97
NASDAQ Composite-Total Return Index	$100.00	$132.78	$182.62	$155.31	$181.43	$224.29
S&P Software & Services Select Industry Index	$100.00	$118.37	$175.17	$123.67	$146.47	$160.93

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included in Item 8 and the Risk Factors included in Item 1A of Part I of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this Annual Report on Form 10-K to particular years or quarters refer to our fiscal years ended in July and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended July 31, 2023, filed on September 18, 2023, for reference to discussion of the fiscal year ended July 31, 2022, the earliest of the three fiscal years presented.
Overview
Guidewire is the platform that property and casualty (“P&C”) insurers trust to engage, innovate, and grow efficiently. Our core systems leverage data and analytics, digital, and artificial intelligence (“AI”). As a partner to our customers, we continually evolve to enable their success and assist them in navigating a rapidly changing insurance market.
Our core products are InsuranceSuite Cloud, InsuranceNow, and InsuranceSuite for self-managed installations. These products are transactional systems of record that support the entire insurance lifecycle, including insurance product definition, distribution, underwriting, policyholder services, and claims management. We also sell digital engagement and analytics products. Our digital engagement products enable digital sales, omnichannel service, and enhanced claims experiences for policyholders, agents, vendor partners, and field personnel. Our analytics offerings enable insurers to manage data more effectively, gain insights into their business, drive operational efficiencies, and underwrite new and evolving risks. To support P&C insurers globally, we have localized, and will continue to localize, our suite of products for use in a variety of international regulatory, language, and currency environments.
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
InsuranceNow is a complete, cloud-based application that offers policy, billing, and claims management functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity. InsuranceNow is hosted on AWS and managed by our internal cloud operations team.
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

We sell our suite of products through subscription services for our platform and cloud-delivered products and term licenses for our self-managed products. We generally price our products based on the amount of Direct Written Premium (“DWP”) that will be managed by our products. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria are met including providing access to the service. Term licenses are primarily sold to existing on-premise customers and are typically an initial commitment with optional renewals thereafter. We may enter into term license arrangements with our customers that have an initial term of more than one year or may renew license arrangements for longer than one year. Term license revenue is typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our platform and suite of products. A majority of our services revenue is billed monthly on a time and materials basis.
Over the past few years, we have primarily been entering into cloud-based subscription arrangements with our new and existing customers, and we anticipate that subscription arrangements will be a significant majority of annual new sales going forward. We may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands which may impact the way we recognize revenue and/or ARR.
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
We face a number of risks in the execution of our strategy, including, but not limited to, risks related to expanding to new markets, managing lengthy sales cycles, competing effectively in the global market, relying on sales to a relatively small number of large customers, developing new or acquiring existing products successfully, making long-term pricing commitments in our customer contracts based on available information and estimates about our future costs that may change, increasing the overall market acceptance of our cloud-based products, maintaining customer satisfaction and renewals of our products, and cost-effectively and securely managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, cybersecurity, introduction of new products and/or new features, implementation and migration services, and sales and marketing.
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter, which is the quarter ending July 31. We generally see significantly increased orders in our fourth fiscal quarter, due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for term licenses compared to over time for subscription services, changes in the mix between term license and subscription services may impact our quarterly results. Additionally, any significant multi-year term license or term license non-renewal could impact quarterly results. Subscription sales now represent the significant majority of total sales and, as a result when compared to term license sales, the revenue we recognize in the initial fiscal year of an order is lower, deferred revenue is higher, and our total reported revenue growth may be adversely affected in the near term due to the ratable nature of these arrangements. Over time, this ratable revenue dynamic will dampen the impact of seasonality on our revenue.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue and subscription revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. Our second fiscal quarter, which is the quarter ending January 31, usually has fewer billable days due to the impact of calendar year end holidays in Europe and the United States. Our fourth fiscal quarter usually has fewer billable days due to the impact of vacations taken by our services professionals. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
Global Events
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. For instance, ongoing conflicts such as the wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, inflation, previous bank failures in the United States and Switzerland, and supply chain issues have contributed to global economic and market volatility in recent years. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.
Our business and financial results have been and may in the future be impacted due to these disruptions, which may affect our ARR and revenue growth rates, sales cycles, services revenue and margins, operating cash flow and expenses, employee attrition, hiring and onboarding necessary personnel, allowance for collectibility of accounts receivable and unbilled receivables, and the change in fair value of strategic investments. Additionally, inflation levels are impacting the global economy and have magnified the impact of these disruptions.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. In fiscal year 2024, the recurring license and support or subscription contract value recognized as services revenue was $10.7 million.
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
As of July 31, 2024, ARR was $864 million, or $872 million based on currency exchange rates as of July 31, 2023. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates. ARR grew in fiscal year 2024 by 13%, or 14% on a constant currency basis.
Free Cash Flow
We monitor our free cash flow as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses. Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payment for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll and tax payments. Our capital expenditures consist of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. Free cash flow improved in fiscal year 2024 from fiscal year 2023 primarily due to our lower net loss and increased cash collections from customers. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows.”

	Fiscal years ended July 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$195,748	$38,395
Purchases of property and equipment	(6,362)	(5,821)
Capitalized software development costs	(12,165)	(11,606)
Free cash flow	$177,221	$20,968

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
Additionally, contract modifications for products that are distinct but are not priced commensurate with their SSP or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, revenue recognized may be adjusted.
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

	Fiscal years ended July 31,
	2024	As a % of total revenue	2023	As a % of total revenue
	(in thousands except percentages)
Revenue:
Subscription and support	$549,087	56%	$429,667	48%
License	250,176	26	265,593	29
Services	181,234	18	210,081	23
Total revenue	980,497	100	905,341	100
Cost of revenue:
Subscription and support	204,794	21	210,507	23
License	4,536	—	6,488	1
Services	187,806	19	230,135	25
Total cost of revenue	397,136	40	447,130	49
Gross profit:
Subscription and support	344,293	35	219,160	25
License	245,640	26	259,105	28
Services	(6,572)	(1)	(20,054)	(2)
Total gross profit	583,361	60	458,211	51
Operating expenses:
Research and development	269,381	27	249,746	27
Sales and marketing	199,033	20	188,224	21
General and administrative	167,520	17	169,731	19
Total operating expenses	635,934	64	607,701	67
Income (loss) from operations	(52,573)	(4)	(149,490)	(16)
Interest income	43,478	4	24,389	3
Interest expense	(6,738)	(1)	(6,716)	(1)
Other income (expense), net	(11,005)	(1)	(2,277)	—
Income (loss) before provision for (benefit from) income taxes	(26,838)	(2)	(134,094)	(14)
Provision for (benefit from) income taxes	(20,735)	(3)	(22,239)	(3)
Net income (loss)	$(6,103)	(1)%	$(111,855)	(11)%
Comparison of the Fiscal Years Ended July 31, 2024 and 2023
Revenue
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
License
A substantial majority of our license revenue consists of term license fees. Our term license revenue is primarily generated through license fees that are billed annually in advance during the term of the contract, including any renewals. Our term license fees are generally priced based on the amount of DWP that will be managed by our licensed software. Our term licenses are sold under an initial term with optional annual renewals after the initial term. Term license revenue for the committed term of the customer agreement is generally fully recognized upon delivery of the software or at the beginning of the renewal term. We do enter into license arrangements that have an initial term of two or more years and renewal terms of more than one year which results in significantly higher revenue in the initial year of the committed term than arrangements for our subscription services
Services
Our services revenue is primarily derived from implementation and migration services performed for our customers, reimbursable travel expenses, and training fees. A majority of our services engagements are billed and revenue is recognized on a time and materials basis upon providing our services.

	Fiscal years ended July 31,
	2024		2023		Change
		As a % of total		As a % of total
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$477,460	49%	$352,145	39%	$125,315	36%
Support	71,627	7	77,522	9	(5,895)	(8)
License:
Term license	248,849	26	265,389	29	(16,540)	(6)
Perpetual license	1,327	—	204	—	1,123	550
Services	181,234	18	210,081	23	(28,847)	(14)
Total revenue	$980,497	100%	$905,341	100%	$75,156	8%
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
Subscription revenue increased by $125.3 million compared to the prior year primarily due to the impact of new subscription agreements and cloud transition agreements entered into and provisioned since July 31, 2023 of $101.0 million, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term of $24.9 million.

Support revenue decreased by $5.9 million compared to the prior year, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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
Term license revenue decreased by $16.5 million compared to the prior year primarily due to agreements that migrated from a term license to a subscription service in the prior year, partially offset by higher renewals and expansion orders within our existing customer base. Ongoing revenue related to migration agreements is recorded as subscription revenue. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $2.7 million during fiscal year 2024, as compared to $7.6 million in the prior year.
Services
Services revenue decreased by $28.8 million compared to the prior year. Services revenue was impacted by the completion of implementations, partially offset by an increase from new and existing subscription implementation and migration projects. Services revenue overall continues to be impacted by contracts with lower average services billing rates and investments in customer implementations, including fixed fee or capped arrangements, to accelerate customer transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit. Additionally, our SI partners are leading more new subscription implementation and migration projects than in the past.
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

Cost of Revenue:

	Fiscal years ended July 31,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(In thousands, except percentages)
Cost of revenue:
Subscription and support	$204,794	21%	$210,507	23%	$(5,713)	(3)%
License	4,536	—	6,488	1	(1,952)	(30)
Services	187,806	19	230,135	25	(42,329)	(18)
Total cost of revenue	$397,136	40%	$447,130	49%	$(49,994)	(11)%

Includes stock-based compensation of:
Cost of subscription and support revenue	$13,425		$14,073		$(648)
Cost of license revenue	186		463		(277)
Cost of services revenue	19,013		19,257		(244)
Total	$32,624		$33,793		$(1,169)

The $5.7 million decrease in cost of subscription and support revenue was primarily due to decreases in professional services of $5.2 million, personnel costs of $4.1 million due to lower headcount, and amortization of intangibles of $1.4 million due to certain acquired intangible assets being fully amortized. These decreases were partially offset by increases in royalties of $1.9 million, cloud infrastructure expense of $1.8 million for our growing cloud usage and customer base, and internal-use software amortization of $1.3 million.
Cloud hosting costs are benefiting from the efficiencies that we are achieving from our development efforts associated with our GWCP platform and the cost benefits associated with the five-year agreement with a cloud infrastructure services provider that was entered into in the second quarter of fiscal year 2023. As a result of efficiencies that we are seeing from our previous investments in cloud operations and development efforts, we are critically evaluating headcount additions, professional services contracts, and third-party software costs, along with other investment opportunities. However, we expect cost of subscription and support revenue to increase in absolute dollars due to the increased number of customers utilizing our cloud services, the volume of transactions by our cloud customers, and the impact of inflation and other macroeconomic events.
The $2.0 million decrease in our cost of license revenue was primarily due to a decrease in personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $1.6 million and royalties of $0.4 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $42.3 million decrease in cost of services revenue was primarily due to decreases in subcontractor expenses of $44.4 million, and software subscriptions, travel expenses, professional services, and web hosting costs of $1.3 million. These decreases were partially offset by an increase in personnel expenses of $3.4 million, which includes severance payments of $3.3 million.
We had 613 cloud operations and technical support employees and 750 professional service employees as of July 31, 2024 compared to 648 cloud operations and technical support employees and 784 professional services employees as of July 31, 2023.

Gross Profit

	Fiscal years ended July 31,
	2024		2023		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
Subscription and support	$344,293	63%	$219,160	51%	$125,133	57%
License	245,640	98	259,105	98	(13,465)	(5)
Services	(6,572)	(4)	(20,054)	(10)	13,482	(67)
Total gross profit	$583,361	59%	$458,211	51%	$125,150	27%

Our gross profit increased by $125.2 million compared to the prior year. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies. License gross profit decreased as a result of lower revenue primarily from our customers migrating from licenses to cloud subscriptions. The decrease in license gross profit was offset by lower services negative margin.
Our gross margin increased to 59% in fiscal year 2024, as compared to 51% in fiscal year 2023. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies and lower services negative margin.
We expect subscription and support gross margin to continue to improve, though at a slower rate than in fiscal year 2024, over the next several years as we gain additional efficiencies and increase the number of cloud customers. We expect services gross margin will improve as we lower our reliance on subcontractors and enter into fewer fixed fee arrangements. We expect license gross profit and license gross margin to decline based on changes in revenue due to customers migrating from licenses to subscription services, the timing of delivery of new multi-year term licenses and the execution of multi-year term license renewals, as cost of license revenue is expected to be relatively consistent from period to period in the future. Overall, we expect gross margins to continue to improve over time as improvements in subscription and support gross margin and services gross margin will more than offset the negative impact of revenue shifts away from high margin license revenue.

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

	Fiscal years ended July 31,
	2024		2023		Change
		As a% of total		As a % of total
	Amount	revenue	Amount	revenue	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$269,381	27%	$249,746	28%	$19,635	8%
Sales and marketing	199,033	20	188,224	21	10,809	6
General and administrative	167,520	17	169,731	19	(2,211)	(1)
Total operating expenses	$635,934	64%	$607,701	68%	$28,233	5%

Includes stock-based compensation of:
Research and development	$40,213		$39,865		$348
Sales and marketing	34,590		29,925		4,665
General and administrative	39,033		39,259		(226)
Total	$113,836		$109,049		$4,787

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $19.6 million increase in research and development expenses was primarily due to increases in personnel costs of $20.1 million due to higher headcount, software subscription costs of $1.8 million, travel costs of $1.2 million, and professional services of $0.6 million. These increases were partially offset by decreases in acquisition holdback of $2.8 million and cloud hosting costs of $1.3 million. Cloud hosting costs are benefiting from the efficiencies that we are achieving with GWCP and the five-year agreement with a cloud infrastructure services provider that was entered into in the second quarter of fiscal year 2023.
Our research and development headcount was 1,169 as of July 31, 2024, as compared to 1,069 as of July 31, 2023.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to support our growing customer base, but decrease as a percentage of revenue after our recent period of significant investment in cloud platform capabilities as overall hiring slows, and we focus on hiring in lower cost regions. We continue to dedicate internal resources to develop, improve, and expand the functionality of our solutions and migrate our solutions to the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
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

The $10.8 million increase in sales and marketing expenses was primarily due to increases in personnel costs of $11.4 million due to higher headcount, including $2.1 million related to contract acquisition costs, travel costs of $1.1 million due to more in-person client interactions, software subscriptions of $0.3 million, and professional services costs of $0.1 million. These increases were partially offset by decreases in marketing and advertising costs of $1.5 million and cloud hosting costs of $0.6 million.
Our sales and marketing headcount was 477 as of July 31, 2024, as compared to 463 as of July 31, 2023.
We expect our sales and marketing expenses to continue to increase in absolute dollars due to inflation and investments to support ongoing growth, but decrease as a percentage of revenue as overall hiring slows after our recent period of investment to build out our customer success team and add analytics and cloud sales capabilities.
General and Administrative
Our general and administrative expenses include executive, finance, human resources, information technology, information security, legal, facilities, and corporate development and strategy functions, and primarily consist of personnel costs and, to a lesser extent, professional services, software costs, and cloud hosting costs.
The $2.2 million decrease in our general and administrative expenses was primarily due to decreases in facilities costs of $11.0 million primarily due to the assignment of the lease agreement for our previous headquarters and concurrent sublease for less space in San Mateo, California during the third quarter of fiscal year 2023 and cloud hosting costs of $0.7 million. These decreases were partially offset by increases in personnel costs of $4.9 million due to higher headcount, professional services costs of $3.3 million, and software subscription costs of $1.3 million.
Our general and administrative headcount was 460 as of July 31, 2024, as compared to 451 as of July 31, 2023. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Fiscal years ended July 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income	$43,478	$24,389	$19,089	78%
Interest expense	$(6,738)	$(6,716)	$(22)	—%
Other income (expense), net	$(11,005)	$(2,277)	$(8,728)	383%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income increased by $19.1 million in fiscal year 2024, primarily due to higher interest rates on invested funds.
Interest Expense
Interest expense includes both stated interest and the amortization of debt issuance costs associated with our Convertible Senior Notes. The amortization of debt issuance costs are recognized on an effective interest basis. Stated interest expense is consistent in the comparative periods as the outstanding principal and stated interest rate have not changed.
Interest expense for the fiscal years ended July 31, 2024 and 2023 consists of stated interest of $5.0 million and non-cash interest expense of $1.7 million related to amortization of debt issuance costs.
Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. Other income (expense) also includes changes in the fair value of our strategic investments.

We have significant transactions in the following currencies: Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty.
Other income (expense), net in fiscal year 2024 was expense of $11.0 million compared to expense of $2.3 million in fiscal year 2023. The increase was due to fluctuations in foreign currency exchange rates and a change in the fair value of one of our strategic investments. During the second quarter of fiscal year 2024, one of our strategic investments was acquired by a privately held limited partnership. As a result, we received $12.1 million in consideration for our equity interest in the investee, composed of $6.5 million in cash and $5.6 million of an ownership interest in the privately held limited partnership, and recognized a $1.8 million gain in excess of cost in other income (expense), net.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Fiscal years ended July 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(20,735)	$(22,239)	$1,504	(7)%
Effective tax rate	77%	17%

We recognized an income tax benefit of $20.7 million for fiscal year 2024 compared to $22.2 million for fiscal year 2023. The decrease in our income tax benefit for fiscal year 2024 was primarily due to a decrease in pre-tax net loss, offset by an increase in deductions from stock-based compensation, the foreign derived intangible income deduction, and an increase in research and development tax credits.
As of July 31, 2024, we had unrecognized tax benefits of $13.1 million that, if recognized, would affect our effective tax rate, as certain unrecognized tax benefits have a valuation allowance.
The effective tax rate differs from the statutory U.S. Federal income tax rate of 21% primarily due to state taxes, permanent differences for stock-based compensation including excess tax benefits, research and development credits, foreign earnings taxed in the U.S., the foreign derived intangible income deduction, a change in valuation allowance and certain non-deductible expenses, including, but not limited to, executive compensation limitation.
Comparison of the Fiscal Years Ended July 31, 2023 and 2022
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 10-K for the fiscal year ended July 31, 2023, filed on September 18, 2023, for the discussion of the comparison of the fiscal year ended July 31, 2023 to the fiscal year ended July 31, 2022, the earliest of the three fiscal years presented in the consolidated financial statements.

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
The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Fiscal years ended July 31,
	2024	2023
Gross profit reconciliation:
GAAP gross profit	$583,361	$458,211
Non-GAAP adjustments:
Stock-based compensation	32,624	33,793
Amortization of intangibles	1,940	3,360
Non-GAAP gross profit	$617,925	$495,364

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(52,573)	$(149,490)
Non-GAAP adjustments:
Stock-based compensation	146,460	142,842
Amortization of intangibles	5,468	6,888
Acquisition consideration holdback	143	2,939
Net impact of assignment of lease agreement (1)	—	8,502
Non-GAAP income (loss) from operations	$99,498	$11,681

Net income (loss) reconciliation:
GAAP net income (loss)	$(6,103)	$(111,855)
Non-GAAP adjustments:
Stock-based compensation	146,460	142,842
Amortization of intangibles	5,468	6,888
Acquisition consideration holdback	143	2,939
Net impact of assignment of lease agreement (1)	—	8,502
Amortization of debt issuance costs	1,732	1,703
Changes in fair value of strategic investment	1,957	802
Gain on sale of strategic investment (2)	(1,803)	—
Tax impact of non-GAAP adjustments	(33,333)	(22,611)
Non-GAAP net income (loss)	$114,521	$29,210

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(20,735)	$(22,239)

Non-GAAP adjustments:
Stock-based compensation	13,930	92,849
Amortization of intangibles	520	4,677
Acquisition consideration holdback	25	1,924
Net impact of assignment of lease agreement (1)	—	3,196
Amortization of debt issuance costs	165	1,105
Changes in fair value of strategic investment	208	(103)
Gain on sale of strategic investment (2)	(196)	—
Tax impact of non-GAAP adjustments	18,681	(81,037)
Non-GAAP tax provision (benefit)	$12,598	$372

Net income (loss) per share reconciliation:
GAAP net income (loss) per share – diluted	$(0.07)	$(1.36)
Non-GAAP adjustments:
Stock-based compensation	1.78	1.74
Amortization of intangibles	0.07	0.08
Acquisition consideration holdback	(0.01)	0.04
Net impact of assignment of lease agreement (1)	—	0.10
Amortization of debt issuance costs	0.02	0.02
Changes in fair value of strategic investment	0.02	0.01
Gain on sale of strategic investment (2)	(0.02)	—
Tax impact of non-GAAP adjustments	(0.41)	(0.28)
Interest expense on convertible debt (3)	0.05	—
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	(0.08)	—
Non-GAAP net income (loss) per share – diluted	$1.35	$0.35

Shares used in computing Non-GAAP net income (loss) per share amounts:
GAAP weighted average shares – diluted	82,291,483	82,176,629
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	5,072,080	466,516
Pro forma weighted average shares – diluted	87,363,563	82,643,145
(1) During the three months ended April 31, 2023, the Company recorded in general and administrative expenses a net loss of $8.5 million related to the assignment of the lease agreement for the remaining lease term of the Company’s previous headquarters. The loss is comprised of an $18.4 million gain from the de-recognition of the operating lease asset of $56.9 million, the de-recognition of the lease liability of $75.5 million, and other expenses related to the lease assignment of $0.2 million, offset by accelerated depreciation expense related to property and equipment, primarily consisting of leasehold improvements, at the previous headquarters of $26.9 million. Prior to the third quarter of fiscal year 2023, there were no transactions similar to the lease assignment in any periods presented.

(2) During the three months ended January 31, 2024, one of Guidewire’s strategic investments was acquired by a privately-held limited partnership. As a result, Guidewire received $12.1 million in consideration for its equity interest in the investee, composed of $6.5 million in cash and $5.6 million of an ownership interest in the privately-held limited partnership, and recognized a $1.8 million gain in excess of cost in other income (expense), net. Prior to the second quarter of fiscal year 2024, there were no transactions similar to the gain on sale of strategic investment in any periods presented.
(3) During the fiscal year ended July 31, 2024, the Company's Convertible Notes were dilutive due to non-GAAP net income. Accordingly, interest expense related to the Convertible Notes was excluded from the non-GAAP net income (loss) per share calculation under the “if-converted” method.
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	July 31, 2024	July 31, 2023
Cash, cash equivalents, and investments	$1,129,453	$927,467
Working capital	$457,899	$726,342
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

As of July 31, 2024, approximately $75.1 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Working Capital
Our working capital decreased to $457.9 million as of July 31, 2024 compared to $726.3 million as of July 31, 2023, primarily due to the Convertible Senior Notes becoming current during fiscal year 2024. Our Convertible Senior Notes are due in March 2025. We have the ability to settle the principal and any conversion premium in cash, equity, or a combination of both.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. During fiscal year 2024, we did not repurchase any shares of our common stock due to the market price of our shares. As of July 31, 2024, $138.2 million remained available for future share repurchases under the authorized and approved share repurchase program.
During fiscal year 2023, the Company repurchased 4,041,284 shares of common stock at an average price of $64.78 per share, for an aggregate purchase price of $261.8 million.
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
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (in thousands):

	Fiscal years ended July 31,
	2024	2023
Net cash provided by (used in) operating activities	$195,748	$38,395
Net cash provided by (used in) investing activities	$(52,359)	$12,712
Net cash provided by (used in) financing activities	$1,055	$(261,579)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $157.4 million in fiscal year 2024 as compared to fiscal year 2023. The increase in cash provided by operating activities was primarily attributable to an $90.6 million decrease in net loss after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items and a decrease of $66.8 million in cash used by working capital activities.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $65.1 million in fiscal year 2024 as compared to fiscal year 2023. The increase in cash used in investing activities was primarily due to higher net purchases of available-for-sale securities transactions of $80.1 million, higher capital expenditures and capitalized software development costs of $1.1 million, offset by an increase of $6.6 million in proceeds from the sale of strategic investments and $9.5 million due to a decrease in the acquisition of new strategic investments.

Cash Flows from Financing Activities
Net cash provided by financing activities increased by $262.6 million in fiscal year 2024 as compared to fiscal year 2023. The increase in cash provided by financing activities was primarily because of $261.8 million of shares repurchased under the authorized and approved share repurchase program in fiscal year 2023 while no shares were repurchased during fiscal year 2024, and an increase in proceeds from option exercises of $0.8 million.

Commitments and Contractual Obligations
Our estimated future obligations consist of leases, royalties, purchase obligations, debt, and taxes as of July 31, 2024. Refer to Note 7 ‘’Leases,’’ Note 8 “Commitments and Contingencies” and Note 10 “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
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
Off-Balance Sheet Arrangements
Through July 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of July 31, 2024 and 2023 were $1,129.5 million and $927.5 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $3.3 million and $3.0 million in the market value of our available-for-sale securities as of July 31, 2024 and 2023, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the periods ended July 31, 2024 and 2023, we recorded a foreign currency loss of $10.8 million and $1.8 million, respectively, as a component of other income (expense) in our consolidated statements of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $39.1 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of revenue related to software licensing arrangements and subscriptions to cloud services with non-standard terms
As discussed in Notes 1 and 2 to the consolidated financial statements, revenue was derived principally from subscriptions to cloud services, software licensing arrangements, and implementation and other professional services. The Company recognized total revenue of $980.5 million for the year ended July 31, 2024. The Company’s software licensing arrangements generally have a two-year initial term and subscriptions to cloud services generally have a three to five-year term, with a customer option to renew on an annual basis after the initial term. Consideration for subscriptions to cloud services and software licensing arrangements is typically billed in advance on an annual basis over the term.
We identified the evaluation of revenue from subscriptions to cloud services and software licensing arrangements with non-standard terms and conditions as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s assessment of the impact on revenue recognition of non-standard terms and conditions, including, the identification and evaluation of the accounting impact of contract modifications related to software licensing term extensions, and arrangements that provide a customer with the ability to transition from a software licensing arrangement to a subscription to cloud services during the contractual term.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. This control is related to the identification and evaluation of subscriptions to cloud services and software licensing arrangements with non-standard terms and conditions. We tested certain subscriptions to cloud services and software licensing arrangements by reading the underlying customer agreements and evaluating the Company’s assessment of the contractual terms and conditions in accordance with revenue recognition requirements. Specifically, this included an evaluation of the Company’s identification and assessment of non-standard terms and conditions that could give rise to special accounting consideration.

/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Santa Clara, California
September 16, 2024

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2024	July 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$547,992	$401,813
Short-term investments	455,576	396,872
Accounts receivable, net of allowances of $646 and $218, respectively	137,339	151,034
Unbilled accounts receivable, net	87,031	87,752
Prepaid expenses and other current assets	67,596	62,132
Total current assets	1,295,534	1,099,603
Long-term investments	125,885	128,782
Unbilled accounts receivable, net	4,157	11,112
Property and equipment, net	55,409	54,499
Operating lease assets	43,750	52,373
Intangible assets, net	9,005	14,473
Goodwill	372,214	372,214
Deferred tax assets, net	253,085	226,875
Other assets	67,255	67,957
TOTAL ASSETS	$2,226,294	$2,027,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,209	$34,627
Accrued employee compensation	109,084	103,980
Deferred revenue, net	281,855	206,923
Convertible senior notes, net	398,903	—
Other current liabilities	32,584	27,731
Total current liabilities	837,635	373,261
Lease liabilities	34,721	42,972
Convertible senior notes, net	—	397,171
Deferred revenue, net	3,628	5,988
Other liabilities	7,578	9,030
Total liabilities	883,562	828,422
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2024 and 2023; 83,025,637 and 81,440,669 shares issued and outstanding as of July 31, 2024 and 2023, respectively	8	8
Additional paid-in capital	1,979,021	1,831,267
Accumulated other comprehensive income (loss)	(12,244)	(13,859)
Retained earnings (accumulated deficit)	(624,053)	(617,950)
Total stockholders’ equity	1,342,732	1,199,466
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,226,294	$2,027,888

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2024	2023	2022
Revenue:
Subscription and support	$549,087	$429,667	$343,708
License	250,176	265,593	258,631
Services	181,234	210,081	210,275
Total revenue	980,497	905,341	812,614
Cost of revenue:
Subscription and support	204,794	210,507	202,832
License	4,536	6,488	8,754
Services	187,806	230,135	223,852
Total cost of revenue	397,136	447,130	435,438
Gross profit:
Subscription and support	344,293	219,160	140,876
License	245,640	259,105	249,877
Services	(6,572)	(20,054)	(13,577)
Total gross profit	583,361	458,211	377,176
Operating expenses:
Research and development	269,381	249,746	229,230
Sales and marketing	199,033	188,224	182,620
General and administrative	167,520	169,731	164,773
Total operating expenses	635,934	607,701	576,623
Income (loss) from operations	(52,573)	(149,490)	(199,447)
Interest income	43,478	24,389	6,277
Interest expense	(6,738)	(6,716)	(19,446)
Other income (expense), net	(11,005)	(2,277)	(17,099)
Income (loss) before provision for (benefit from) income taxes	(26,838)	(134,094)	(229,715)
Provision for (benefit from) income taxes	(20,735)	(22,239)	(49,284)
Net income (loss)	$(6,103)	$(111,855)	$(180,431)
Net income (loss) per share:
Basic and diluted	$(0.07)	$(1.36)	$(2.16)
Shares used in computing net income (loss) per share:
Basic and diluted	82,291,483	82,176,629	83,569,517

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended July 31,
	2024	2023	2022
Net income (loss)	$(6,103)	$(111,855)	$(180,431)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,640)	2,642	(7,201)
Unrealized gain (loss) on available-for-sale securities	4,505	5,377	(8,342)
Tax benefit (expense) on unrealized gain (loss) on available-for-sale securities	(558)	(1,053)	2,009
Reclassification adjustment for realized gain (loss) included in net income (loss)	(693)	(980)	(93)
Total other comprehensive income (loss)	1,614	5,986	(13,627)
Comprehensive income (loss)	$(4,489)	$(105,869)	$(194,058)

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2021	83,194,157	$8	$1,617,204	$(6,218)	$(66,100)	$1,544,894
Net income ( loss)	—	—	—	—	(180,431)	(180,431)
Issuance of common stock upon exercise of stock options	10,472	—	116	—	—	116
Issuance of common stock upon vesting of RSUs	1,202,125	—	—	—	—	—
Stock-based compensation	—	—	138,156	—	—	138,156
Repurchase and retirement of common stock	(322,545)	—	—	—	(37,451)	(37,451)
Foreign currency translation adjustment	—	—	—	(7,201)	—	(7,201)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(6,333)	—	(6,333)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(93)	—	(93)
Balance as of July 31, 2022	84,084,209	$8	$1,755,476	$(19,845)	$(283,982)	$1,451,657
Net income (loss)	—	—	—	—	(111,855)	(111,855)
Issuance of common stock upon exercise of stock options	6,582	—	228	—	—	228
Issuance of common stock upon vesting of RSUs	1,391,162	—	—	—	—	—
Stock-based compensation	—	—	143,566	—	—	143,566
Repurchase and retirement of common stock	(4,041,284)	—	—	—	(261,807)	(261,807)
Foreign currency translation adjustment	—	—	—	2,642	—	2,642
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	4,324	—	4,324
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(980)	—	(980)
Adoption of Accounting Standards Update ("ASU") 2020-06			(68,003)		39,694	(28,309)
Balance as of July 31, 2023	81,440,669	$8	$1,831,267	$(13,859)	$(617,950)	$1,199,466
Net income (loss)	—	—	—	—	(6,103)	(6,103)
Issuance of common stock upon exercise of stock options	15,517	—	1,054	—	—	1,054
Issuance of common stock upon vesting of RSUs	1,569,451	—	—	—	—	—
Stock-based compensation		—	146,700	—	—	146,700
Foreign currency translation adjustment	—	—	—	(1,640)	—	(1,640)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	3,948	—	3,948
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(693)	—	(693)
Balance as of July 31, 2024	83,025,637	$8	$1,979,021	$(12,244)	$(624,053)	$1,342,732

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,103)	$(111,855)	$(180,431)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,309	24,838	33,540
Amortization of debt discount and issuance costs	1,732	1,703	14,391
Amortization of contract costs	17,816	17,966	14,456
Stock-based compensation	146,460	142,842	137,011
Changes to allowance for credit losses and revenue reserves	526	(131)	2,597
Deferred income tax	(26,847)	(27,516)	(54,115)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(12,894)	(4,858)	5,498
Gain on sale of strategic investment	(1,803)	—	—
Changes in fair value of strategic investments	1,957	802	(1,545)
Accelerated depreciation related to lease assignment	—	26,921	—
Gain from lease assignment	—	(18,419)	—
Other non-cash items affecting net income (loss)	(74)	164	63
Changes in operating assets and liabilities:
Accounts receivable	12,631	(7,301)	(42,545)
Unbilled accounts receivable	7,676	(13,435)	18,106
Prepaid expenses and other assets	(33,534)	(22,613)	(23,390)
Operating lease assets	8,623	(19,000)	7,160
Accounts payable	(18,933)	(6,080)	13,580
Accrued employee compensation	6,453	12,440	(8,942)
Deferred revenue	72,572	34,635	31,564
Lease liabilities	(7,389)	9,548	(9,637)
Other liabilities	4,570	(2,256)	4,699
Net cash provided by (used in) operating activities	195,748	38,395	(37,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(615,935)	(506,115)	(519,536)
Maturities and sales of available-for-sale securities	576,886	547,094	908,914
Purchases of property and equipment	(6,362)	(5,821)	(9,510)
Capitalized software development costs	(12,165)	(11,606)	(12,266)
Acquisition of strategic investments	(1,336)	(10,840)	(11,560)
Sale of strategic investment	6,553	—	—
Acquisition of business, net of acquired cash	—	—	(43,830)
Net cash provided by (used in) investing activities	(52,359)	12,712	312,212
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of stock options	1,055	228	116
Repurchase and retirement of common stock	—	(261,807)	(37,451)
Net cash provided by (used in) financing activities	1,055	(261,579)	(37,335)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,050)	2,576	(7,161)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	142,394	(207,896)	229,776
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	406,790	614,686	384,910
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$549,184	$406,790	$614,686
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$5,000	$5,000
Cash paid for income taxes, net of tax refunds	$8,919	$5,167	$4,323
Accruals for purchase of property and equipment	$682	$1,136	$1,114
Accruals for capitalized cloud software development costs	$920	$1,094	$1,250

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
Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. At July 31, 2024 and 2023, unearned acquisition consideration holdback of $1.2 million and $2.9 million, respectively, was included in prepaid expenses and other current assets in the consolidated balance sheets. At July 31, 2024, there was no unearned acquisition holdback included in other assets in the consolidated balance sheets. At July 31, 2023, unearned acquisition holdback of $2.1 million was included in other assets in the consolidated balance sheets.
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
The estimated useful lives of property and equipment are as follows:

Computer hardware	3 years
Purchased software	3 years
Capitalized software development costs	3 to 5 years
Equipment and machinery	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 10 years or remaining lease term
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
Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due March 2025 (the “Convertible Senior Notes”). Prior to the adoption of ASU 2020-06 on August 1, 2022, upon the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes as a whole. The difference between the principal amount of the Convertible Senior Notes and the liability component was initially recorded as a debt discount and was amortized as interest expense using the effective interest method over the term of the Convertible Senior Notes.
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
No customer individually accounted for 10% or more of the Company’s revenue for the years ended July 31, 2024, 2023, and 2022. As of July 31, 2024, one customer accounted for 10% or more of the Company’s total accounts receivable. As of July 31, 2023, no customer accounted for 10% or more of the Company’s total accounts receivable.
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
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from subscriptions to its cloud services, licensing arrangements for its software, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from

Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenue upon the transfer of products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. When using the term “products,” the Company is generally referring to both our subscription services and term license software.
Identification of the contract, or contracts, with the customer
The Company considers the terms and conditions of written contracts and its customary business practices in identifying its contracts. The Company determines it has a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the products to be transferred, the Company can identify the payment terms for the products, the Company has determined that the customer has the ability and intent to pay, and the contract has commercial substance. In general, contract terms will be reflected in a written document that is signed by both parties. At contract inception, the Company evaluates whether two or more contracts with the same customer should be combined and accounted for as a single contract. The customer’s ability and intent to pay is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
Contracts may be modified to account for changes in contract scope or price. The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications for products that are distinct from the existing contract and are priced commensurate with their standalone selling price are treated as separate contracts, and are accounted for prospectively. Contract modifications for products that are distinct but are not priced commensurate with their standalone selling price or are not distinct from the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract. In such cases, recognized revenue may be adjusted.
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
iii.Self-managed software licenses related to term or perpetual agreements; and
iv.Services related to the implementation and configuration of the Company’s products, reimbursable travel, and training.
Subscriptions are typically sold with a three to five-year initial term with a customer option to renew on an annual basis after the initial term. Term licenses have an initial term with a customer option to renew on an annual basis after the initial term. The Company will enter into term licenses with an initial term of two or more years or a renewal period longer than one year. Support for term licenses follows the same contract periods. Professional services typically are time and materials contracts that last for an average period of approximately one year.
Determination of the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring products to the customer. Consideration may vary due to discounts, incentives, and potential service level credits or contractual penalties. Variable consideration is estimated and included in the transaction price if, in the Company’s judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract.

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
The Company elected the practical expedient to evaluate whether a significant financing component exists when the contract term is greater than one year and the timing of revenue recognition occurs in advance of invoicing. This timing difference occurs when control of the software license is transferred at a point in time, usually at the contract onset, but the customer payments occur over time. This timing difference can also occur when subscription services have significant ramps in the annual invoice amount over the committed term. A significant financing component generally does not exist under the Company’s standard contracting and billing practices. For example, the Company’s time-based licenses with a two-year initial term have the final payment due at the end of the first year and the Company’s subscription services are generally billed in advance of providing the services.
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. Some of the Company’s performance obligations, such as support, implementation services, training services, and a portion of software-as-a-service offerings, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, the Company will use the residual method.
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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were less than $0.3 million, during the years ended July 31, 2024, 2023, and 2022, respectively.
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

2.Revenue
Disaggregation of Revenue
Revenue by product type is as follows (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Subscription and support
Subscription	$477,461	$352,145	$259,232
Support	71,626	77,522	84,476
License
Term license	248,849	265,389	258,440
Perpetual license	1,327	204	191
Services	181,234	210,081	210,275
Total revenue	$980,497	$905,341	$812,614
Revenue by product type and by geography is as follows (in thousands):

	Fiscal year ended July 31, 2024
	Subscription and support	License	Services	Total
United States	$373,675	$133,310	$125,583	$632,568
Canada	77,414	19,704	8,643	105,761
Other Americas	6,009	3,330	2,154	11,493
Total Americas	457,098	156,344	136,380	749,822
Total EMEA	59,968	59,274	35,192	154,434
Total APAC	32,021	34,558	9,662	76,241
Total revenue	$549,087	$250,176	$181,234	$980,497

	Fiscal year ended July 31, 2023
	Subscription and support	License	Services	Total
United States	$289,152	$141,465	$143,243	$573,860
Canada	71,039	16,677	17,965	105,681
Other Americas	5,891	3,323	3,090	12,304
Total Americas	366,082	161,465	164,298	691,845
Total EMEA	40,661	66,743	35,238	142,642
Total APAC	22,924	37,385	10,545	70,854
Total revenue	$429,667	$265,593	$210,081	$905,341

	Fiscal year ended July 31, 2022
	Subscription and support	License	Services	Total
United States	$229,177	$151,464	$135,783	$516,424
Canada	55,633	17,145	27,232	100,010
Other Americas	4,608	3,094	2,682	10,384
Total Americas	289,418	171,703	165,697	626,818
Total EMEA	32,153	53,248	33,018	118,419
Total APAC	22,137	33,680	11,560	67,377
Total revenue	$343,708	$258,631	$210,275	$812,614
No country or region other than those listed above accounted for more than 10% of revenue during the fiscal years ended July 31, 2024, 2023, and 2022.

Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the consolidated balance sheets as follows (in thousands):

	July 31, 2024	July 31, 2023
Unbilled accounts receivable, net	$91,188	$98,864
Contract costs, net	$54,689	$47,254
Deferred revenue, net	$285,483	$212,911

Unbilled accounts receivable
The unbilled accounts receivable, net decreased by $7.7 million primarily due to the impact of current year billings on multi-year term license arrangements under which billings occur later than revenue recognition and, to a lesser extent, due to subscription orders with ramped billing schedules.
As of July 31, 2024 and 2023, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract costs
The current portion of contract costs of $17.7 million and $15.9 million is included in prepaid and other current assets on the Company’s consolidated balance sheets as of July 31, 2024 and 2023, respectively. The non-current portion of contract costs of $37.0 million and $31.3 million is included in other assets on the Company’s consolidated balance sheets as of July 31, 2024 and 2023, respectively. The Company amortized $17.8 million, $18.0 million, and $14.5 million of contract costs during the fiscal years ended July 31, 2024, 2023, and 2022, respectively.
Deferred revenue
During the fiscal year ended July 31, 2024, the Company recognized revenue of $201.3 million related to the Company’s deferred revenue balance as of July 31, 2023.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied, was approximately $2.0 billion as of July 31, 2024. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$58,812	$116	$(61)	$58,867
Certificates of deposit	46,900	—	—	46,900
Commercial paper	138,598	—	—	138,598
Corporate bonds	245,817	564	(107)	246,274
Foreign government bonds	5,590	21	(15)	5,596
Money market funds	360,881	—	—	360,881
U.S. Government agency securities	33,499	12	(12)	33,499
U.S. Government bonds	89,928	72	(117)	89,883
Total	$980,025	$785	$(312)	$980,498

	July 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$43,573	$18	$(234)	$43,357
Certificates of deposit	34,395	—	—	34,395
Commercial paper	150,254	—	—	150,254
Corporate bonds	200,691	41	(1,590)	199,142
Foreign government bonds	14,559	—	(203)	14,356
Money market funds	229,721	—	—	229,721
U.S. Government agency securities	84,180	9	(151)	84,038
U.S. Government bonds	87,064	1	(1,230)	85,835
Total	$844,437	$69	$(3,408)	$841,098

The Company does not consider any portion of the unrealized losses at July 31, 2024 to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	July 31, 2024
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$18,826	$40,041	$58,867
Certificates of deposit	46,900	—	46,900
Commercial paper	138,598	—	138,598
Corporate bonds	177,081	69,193	246,274
Foreign government bonds	3,756	1,840	5,596
Money market funds	360,881	—	360,881
U.S. Government agency securities	32,605	894	33,499
U.S. Government bonds	75,966	13,917	89,883
Total	$854,613	$125,885	$980,498
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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$38,156	$—	$38,156
Money market funds	360,881	—	—	360,881
Total cash equivalents	360,881	38,156	—	399,037
Short-term investments:
Asset-backed securities	—	18,826	—	18,826
Certificates of deposit	—	46,900	—	46,900
Commercial paper	—	100,442	—	100,442
Corporate bonds	—	177,081	—	177,081
Foreign government bonds	—	3,756	—	3,756
U.S. Government agency securities	—	32,605	—	32,605
U.S. Government bonds	—	75,966	—	75,966
Total short-term investments	—	455,576	—	455,576
Long-term investments:
Asset-backed securities	—	40,041	—	40,041
Corporate bonds	—	69,193	—	69,193
Foreign government bonds	—	1,840	—	1,840
U.S. Government agency securities	—	894	—	894
U.S. Government bonds	—	13,917	—	13,917
Total long-term investments	—	125,885	—	125,885
Total	$360,881	$619,617	$—	$980,498

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$61,296	$—	$61,296
Money market funds	229,721	—	—	229,721
U.S. Government agency securities	—	8,478	—	8,478
U.S. Government bonds	—	15,949	—	15,949
Total cash equivalents	229,721	85,723	—	315,444
Short-term investments:
Asset-backed securities	—	2,705	—	2,705
Certificates of deposit	—	34,395	—	34,395
Commercial paper	—	88,958	—	88,958
Corporate bonds	—	156,396	—	156,396
Foreign government bonds	—	10,717	—	10,717
U.S. Government agency securities	—	69,101	—	69,101
U.S. Government bonds	—	34,600	—	34,600
Total short-term investments	—	396,872	—	396,872
Long-term investments:
Asset-backed securities	—	40,652	—	40,652
Corporate bonds	—	42,746	—	42,746
Foreign government bonds	—	3,639	—	3,639
U.S. Government agency securities	—	6,459	—	6,459
U.S. Government bonds	—	35,286	—	35,286
Total long-term investments	—	128,782	—	128,782
Total	$229,721	$611,377	$—	$841,098

Convertible Senior Notes
The fair value of the Convertible Senior Notes was $528.0 million and $388.2 million at July 31, 2024 and 2023, respectively. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2). For further information on the Convertible Senior Notes, see Note 6.
4. Balance Sheet Components
Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	July 31, 2024	July 31, 2023
Accounts receivable	$137,985	$151,252
Allowance for credit losses and revenue reserves	(646)	(218)
Accounts receivable, net	$137,339	$151,034

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2024	July 31, 2023
Prepaid expenses	$25,791	$21,761
Contract costs	17,739	15,918
Deferred costs	6,259	6,753
Deposits and other receivables	17,807	17,700
Prepaid expenses and other current assets	$67,596	$62,132
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	July 31, 2024	July 31, 2023
Computer hardware	$14,182	$13,880
Purchased software	5,267	4,671
Capitalized software development costs	66,153	52,163
Equipment and machinery	3,936	3,432
Furniture and fixtures	7,009	6,302
Leasehold improvements	24,596	23,110
Total property and equipment	121,143	103,558
Less accumulated depreciation	(65,734)	(49,059)
Property and equipment, net	$55,409	$54,499
As of July 31, 2024 and 2023, no property and equipment was pledged as collateral. Depreciation expense, excluding the amortization of capitalized software development costs, was $6.9 million, $36.3 million and $14.0 million for the fiscal years ended July 31, 2024, 2023, and 2022, respectively. Depreciation expense for the fiscal year ended July 31, 2023 includes $26.9 million of accelerated depreciation expense, recorded from the date the lease was assigned through the date that the lease term ended related to the assignment to an unrelated third party of the Company’s previous office headquarters, which was recognized in general and administrative expenses on the consolidated statements of operations. Refer to Note 7 “Leases” for information about the lease assignment of the previous office headquarters.
The Company recognized amortization of capitalized software development costs in cost of subscription and support revenue on the consolidated statements of operations of $11.6 million, $9.9 million, and $6.3 million during the fiscal years ended July 31, 2024, 2023, and 2022, respectively.
Goodwill and Intangible Assets, Net
There were no significant changes in the carrying amount of goodwill from July 31, 2023 to July 31, 2024.
The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		July 31, 2024			July 31, 2023
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Acquired technology	2.1	$9,700	$5,726	$3,974	$9,700	$3,786	$5,914
Customer contracts and related relationships	1.7	23,100	18,694	4,406	23,100	15,674	7,426
Partner relationships	0.7	200	185	15	200	163	37
Trademarks	3.5	3,400	2,790	610	3,400	2,304	1,096
Total	2.0	$36,400	$27,395	$9,005	$36,400	$21,927	$14,473
Amortization expense was $5.5 million, $6.9 million, and $14.1 million during the years ended July 31, 2024, 2023, and 2022, respectively. The future amortization expense for existing intangible assets as of July 31, 2024, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2025	$5,026
2026	3,572
2027	272
2028	129
2029	6
Total future amortization expense	$9,005
Other Assets
Other assets consist of the following (in thousands):

	July 31, 2024	July 31, 2023
Prepaid expenses	$3,213	$3,111
Contract costs	36,950	31,337
Deferred costs	4,691	3,664
Strategic investments	22,401	27,772
Other	—	2,073
Other assets	$67,255	$67,957

The Company’s other assets include strategic investments in privately held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3), which are recorded using the measurement alternative at cost less impairment and adjusts cost for subsequent observable changes in fair value, and an investment in a limited partnership, which is recorded using the net asset value practical expedient (Level 3) in accordance with ASC 820. Changes in fair value are recorded in other income (expense) on the consolidated statements of operations.
During fiscal year 2024, one of the Company’s investees was acquired by a privately held limited partnership. As a result, the Company received $12.1 million in consideration for its equity interest in the investee, composed of $6.5 million cash and $5.6 million of an ownership interest in the privately held limited partnership, and recognized a $1.8 million gain in excess of cost as a component of other income (expense), net in the consolidated statements of operations.
The Company invested $1.3 million, $10.8 million, and $12.3 million in new strategic investments during the fiscal years ended July 31, 2024, 2023, and 2022, respectively.

The following table summarizes the unrealized and realized gains (losses) on strategic investments (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Unrealized gains (losses), net, recognized on privately held equity securities measured using net asset value	$(1,957)	$—	$—
Unrealized gains (losses) recognized upon conversion of convertible debt investment	—	—	1,545
Impairments of strategic investments using the measurement alternative	—	(802)	—
Unrealized gains (losses), net	(1,957)	(802)	1,545
Realized gains (losses), net on sales of strategic investments	1,803	—	—
Gains (losses) on strategic investments, net	$(154)	$(802)	$1,545

The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	July 31, 2024	July 31, 2023
Equity investments using the measurement alternative	$18,740	$27,772
Equity investment using net asset value	$3,661	$—
Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	July 31, 2024	July 31, 2023
Bonus	$70,847	$64,048
Commission	8,128	10,108
Vacation	6,934	6,429
Salaries, payroll taxes, and benefits	23,175	23,395
Accrued employee compensation	$109,084	$103,980
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	July 31, 2024	July 31, 2023
Lease liabilities	$9,295	$8,433
Accrued royalties	7,872	6,301
Accrued taxes	6,492	4,158
Other	8,925	8,839
Other current liabilities	$32,584	$27,731

5. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For options to purchase common stock and Stock Awards, the Company uses the treasury stock method for calculating diluted earnings per share in all periods presented. Effective August 1, 2022, the Company adopted ASU 2020-06 which requires the use of the if-converted method for the Convertible Senior Notes. During fiscal year 2022, the Company used the treasury stock method for the Convertible Senior Notes.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the fiscal years ended July 31, 2024, 2023, and 2022 (in thousands, except share and per share amounts):

	Fiscal years ended July 31,
	2024	2023	2022
Numerator:
Net income (loss)	$(6,103)	$(111,855)	$(180,431)
Net income (loss) per share:
Basic and diluted	$(0.07)	$(1.36)	$(2.16)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	82,291,483	82,176,629	83,569,517
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Fiscal years ended July 31,
	2024	2023	2022
Stock options	182,082	11,978	24,206
Stock awards	3,763,725	2,352,203	1,836,455
Convertible senior notes	3,516,480	3,516,480	33,417
In fiscal years ended July 31, 2024 and 2023, the average market price of the Company’s common stock did not exceed the conversion price using the if-converted method. Except for the first quarter in fiscal year 2022, the average market price of the Company’s common stock did not exceed the conversion price using the treasury stock method.

6. Convertible Senior Notes
In March 2018, the Company offered and sold $400.0 million aggregate principal amount of its 1.25% Convertible Senior Notes due March 2025. The Convertible Senior Notes were issued in accordance with the Indenture, dated as of March 13, 2018, between the Company and U.S. Bank National Association, as trustee (the “Trustee”) (the “Base Indenture”), as amended and supplemented by the First Supplemental Indenture, dated as of March 13, 2018, between the Company and the Trustee (together with the Base Indenture, the “Indenture”). The net proceeds from the issuance of the Convertible Senior Notes were $387.2 million, after deducting issuance costs.
The Convertible Senior Notes are unsecured obligations of the Company with interest payable semi-annually in arrears, at a rate of 1.25% per year, on March 15th and September 15th of each year. The Convertible Senior Notes will mature on March 15, 2025 unless repurchased, redeemed, or converted prior to such date. Prior to the close of business on the business day immediately preceding October 15, 2024, the Convertible Senior Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after October 15, 2024, the Convertible Senior Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Senior Notes will have an initial conversion rate of 8.7912 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $113.75 per share of the Company’s common stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.
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
The net carrying value of the liability component and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	July 31, 2024	July 31, 2023
Principal	$400,000	$400,000
Less unamortized:
Debt issuance costs	1,097	2,829
Net carrying amount	$398,903	$397,171
The effective interest rate of the Convertible Senior Notes after the adoption of ASU 2020-06 on August 1, 2022 is 1.69%. Prior to the adoption of ASU 2020-06, the effective interest rate of the Convertible Senior Notes was 5.53%.
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Contractual interest expense	$5,000	$5,000	$5,000
Amortization of debt discount(1)	—	—	12,945
Amortization of debt issuance costs	1,732	1,703	1,446
Total	$6,732	$6,703	$19,391
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

The if-converted value exceeded the outstanding principal of the Convertible Senior Notes by $6.8 million as of July 31, 2024, and did not exceed the outstanding principal of the Convertible Senior Notes as of July 31, 2023.
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
In February 2023, the Company assigned (“the Lease Assignment”) the remaining lease term of its previous headquarters and concurrently entered into a sublease for office space in San Mateo, California with the same third party for its worldwide headquarters. As a result of the Lease Assignment, the Company recognized an $8.5 million loss in general and administrative operating expenses during the fiscal year ended July 31, 2023 on the consolidated statements of operations. The loss is comprised of an $18.4 million gain from the de-recognition of the operating lease asset of $56.9 million, the de-recognition of the lease liability of $75.5 million, and other expenses related to the Lease Assignment of $0.2 million, offset by accelerated depreciation expense related to property and equipment, primarily consisting of leasehold improvements, at the previous headquarters of $26.9 million. In fiscal year 2023 upon lease commencement of the new worldwide headquarters, the Company recognized a $27.1 million operating lease asset and $19.6 million lease liability.
Components of operating lease costs were as follows (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Operating lease costs (1)	$12,537	$12,192	$15,992
Variable lease costs	2,344	4,353	5,496
Sublease income	—	(898)	(1,451)
Net operating lease costs	$14,881	$15,647	$20,037
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.8 million, $0.9 million and $0.9 million in each of the fiscal years ended July 31, 2024, 2023, and 2022, respectively.

Future operating lease payments as of July 31, 2024 were as follows (in thousands):

Fiscal year ending July 31,
2025	$10,861
2026	11,120
2027	10,022
2028	4,102
2029	3,928
Thereafter	8,464
Total future lease payments	48,497
Less imputed interest	(4,481)
Total lease liability balance	$44,016

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	As of July 31,
	2024	2023
Operating lease assets	$43,750	$52,373

Current portion of lease liabilities	9,295	8,433
Non-current portion of lease liabilities	34,721	42,972
Total lease liabilities	$44,016	$51,405

Weighted average remaining lease term (years)	5.3	6.2
Weighted average discount rate	4.0%	3.9%
Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Cash payments for operating leases	$11,561	$12,569	$19,120
Operating lease assets obtained in exchange for operating lease liabilities	$2,621	$(36,981)	$5,867
8. Commitments and Contingencies
The Company’s contractual obligations and commitments as of July 31, 2024 are as follows (in thousands):

	Purchase Commitments(1)	Debt(2)	Total
Fiscal Year Ending July 31,
2025	$169,512	$405,000	$574,512
2026	154,779	—	154,779
2027	145,981	—	145,981
2028	34,863	—	34,863
2029 and thereafter	2	—	2
Total	$505,137	$405,000	$910,137

(1) Purchase commitments represent royalty obligations and commitments to purchase goods and services, entered into in the ordinary course of business, for which a penalty could be imposed if the agreement was cancelled for any reason other than an event of default as described by the agreement. During fiscal year 2023, the

Company entered into an agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period. Purchase commitments do not include lease obligations (refer to Note 7).
(2) Debt consists of principal and interest payments on the Company’s Convertible Senior Notes. The $400 million in principal will be due in March 2025.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of July 31, 2024 and 2023, respectively. The Company has not accrued for estimated losses in the accompanying consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of July 31, 2024 and 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
9. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s consolidated statements of operations as follows (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Stock-based compensation expense	$146,700	$143,566	$138,156
Net impact of deferred stock-based compensation	(240)	(724)	(1,145)
Total stock-based compensation expense	$146,460	$142,842	$137,011

Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$13,425	$14,073	$13,222
Cost of license revenue	186	463	692
Cost of services revenue	19,013	19,257	20,978
Research and development	40,213	39,865	33,446
Sales and marketing	34,590	29,925	31,281
General and administrative	39,033	39,259	37,392
Total stock-based compensation expense	146,460	142,842	137,011
Tax benefit from stock-based compensation	37,670	22,566	26,151
Total stock-based compensation, net of tax effect	$108,790	$120,276	$110,860
Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of July 31, 2024 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$237	0.2
Stock Awards	238,305	2.2
Total unrecognized stock-based compensation expense	$238,542
Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2021	2,394,968	$107.15	$275,900
Granted	1,942,391	$112.83
Released	(1,202,125)	$107.29	$118,669
Canceled	(349,881)	$111.80
Balance as of July 31, 2022	2,785,353	$110.47	$216,478
Granted	2,287,778	$66.36
Released	(1,391,162)	$100.92	$97,324
Canceled	(267,263)	$99.31
Balance as of July 31, 2023	3,414,706	$85.68	$289,635
Granted	1,639,400	$93.63
Released	(1,569,451)	$91.48	$168,144
Canceled	(282,589)	$89.22
Balance as of July 31, 2024	3,202,066	$86.60	$480,534
Expected to vest as of July 31, 2024	3,202,066	$86.60	$480,534

(1)Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $150.07, $84.82, and $77.72 on July 31, 2024, 2023, and 2022, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
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
The Company recognized stock-based compensation related to PSUs of $16.2 million, $15.0 million, and $14.7 million during the fiscal years ended July 31, 2024, 2023, and 2022, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2021	25,278	$17.39	5.0	$2,472
Granted	60,900	$71.67
Exercised	(10,472)	$11.10		$1,047
Canceled	—	$—
Balance as of July 31, 2022	75,706	$61.93	8.7	$1,196
Granted	121,168	$66.76
Exercised	(6,582)	$34.60		$255
Canceled	(2,720)	$69.60
Balance as of July 31, 2023	187,572	$65.90	8.8	$3,549
Granted	—	$—
Exercised	(15,517)	$67.98		$1,061
Canceled	(5,217)	$68.39
Balance as of July 31, 2024	166,838		7.9	$14,088
Vested and expected to vest as of July 31, 2024	166,838	$65.63	7.9	$14,088
Exercisable as of July 31, 2024	50,779	$63.07	7.2	$4,418
(1)Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $150.07, $84.82, and $77.72 on July 31, 2024, 2023, and 2022, respectively, and the exercise price of outstanding stock options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Valuation of Awards
Stock Options

The fair value of the stock options is estimated at the grant date using the Black-Scholes option-pricing model, which included the following assumptions:

	Fiscal years ended July 31,
	2024	2023	2022
Expected term (in years)	*	6.0	6.0
Risk-free interest rate	*	2.9% - 4.2%	3.0% - 3.6%
Expected volatility	*	32.1% - 33.1%	31.8% - 31.9%
Expected dividend yield	*	—%	—%
*No options were granted during fiscal year ended July 31, 2024.
Common Stock Reserved for Issuance
As of July 31, 2024 and 2023, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 83,025,637 and 81,440,669 shares of common stock were issued and outstanding, respectively. As of July 31, 2024 and 2023, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2024	July 31, 2023
Exercise of stock options to purchase common stock	166,838	187,572
Vesting of stock awards	3,202,066	3,414,706
Shares available under stock plans	5,450,102	2,996,441
Total common stock reserved for issuance	8,819,006	6,598,719
Equity Incentive Plans
On December 15, 2020, the Company’s stockholders adopted the 2020 Stock Plan (“2020 Plan”) for the purpose of granting equity-based incentive awards. The Company initially reserved 5,000,000 shares of its common stock for the issuance of awards under the 2020 Plan. The shares available for issuance are subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization. The 2020 Plan replaced the Company’s 2011 Stock Plan; however, awards outstanding under the 2011 Stock Plan will continue to be governed by their existing terms. On December 20, 2022, the Company’s stockholders approved the amendment and restatement of the 2020 Stock Plan to increase the total number of shares of common stock available for issuance under the 2020 Stock Plan by 1,780,000. On December 19, 2023, the Company’s stockholders approved the amendment and restatement of the 2020 Stock Plan to increase the total number of shares of common stock available for issuance under the 2020 Stock Plan by 3,800,000.
The shares the Company issues under the 2020 Plan will be from the Company’s pool of authorized but unissued shares. The shares of common stock underlying any awards under the 2011 Stock Plan that are forfeited, canceled, held back upon exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock or are otherwise terminated (other than by exercise) are added back to the shares of stock available for issuance under the 2020 Plan, as amended.
Share Repurchase Program

In September 2022, the Company’s board of directors authorized and approved a share repurchase program of up to $400.0 million of the Company's outstanding common stock. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of the Company and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company. As of July 31, 2024, $138.2 million remained available to purchase under the authorized and approved share repurchase program.
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
During the fiscal year ended July 31, 2024, the Company did not repurchase any shares of common stock. During the fiscal year ended July 31, 2023, the Company repurchased 4,041,284 shares of common stock at an average price of $64.78 per share, for an aggregate purchase price of $261.8 million, which includes the shares repurchased under the ASR agreement. During the fiscal year ended July 31, 2022, the Company repurchased 322,545 shares of common stock at an average price of $116.11 per share, for an aggregate purchase price of $37.5 million under a previous share repurchase program.

10. Income Taxes
The Company recognized an income tax benefit of $20.7 million for fiscal year 2024 compared to an income tax benefit of $22.2 million for fiscal year 2023. The decrease in the Company’s income tax benefit for fiscal year 2024 was primarily due to a decrease in pre-tax net loss, offset by an increase in tax deductions related to stock-based compensation, the foreign derived intangible income deduction, and an increase in research and development tax credits.
The effective tax rate could differ from the statutory U.S. Federal income tax rate of 21% mainly due to state taxes, permanent differences for stock-based compensation including excess tax benefits, research and development credits, foreign earnings taxed in the United States, the foreign derived intangible income deduction, a change in valuation allowance and certain non-deductible expenses, including, but not limited to, executive compensation limitation.

The Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Domestic	$(44,280)	$(150,628)	$(239,601)
International	17,442	16,534	9,886
Income (loss) before provision for (benefit from) income taxes	$(26,838)	$(134,094)	$(229,715)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Current:
U.S. Federal	$738	$555	$1,937
State	1,710	564	43
Foreign	3,563	3,904	1,852
Total current	6,011	5,023	3,832
Deferred:
U.S. Federal	(22,856)	(23,372)	(48,775)
State	(3,396)	(3,808)	(5,656)
Foreign	(494)	(82)	1,315
Total deferred	(26,746)	(27,262)	(53,116)
Total provision for (benefit from) income taxes	$(20,735)	$(22,239)	$(49,284)

Differences between income taxes calculated using the statutory federal income tax rate of 21% and the provision for income taxes are as follows (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Statutory federal income tax	$(5,634)	$(28,159)	$(48,240)
State taxes, net of federal benefit	(1,702)	(3,253)	(5,613)
Stock-based compensation	(4,415)	9,902	2,912
Non-deductible officers' compensation	4,996	2,783	4,484
Foreign income taxed at different rates	(960)	(55)	(365)
Research tax credits	(12,067)	(7,817)	(6,820)
Base erosion and anti-abuse tax	(3,091)	(935)	349
Foreign earnings taxed in the U.S.	2,390	2,199	1,201
Non-deductible acquisition costs	30	617	744
Permanent differences and others	1,254	1,576	476
Change in valuation allowance	491	903	1,588
Foreign derived intangible income	(2,027)	—	—
Total provision for (benefit from) income taxes	$(20,735)	$(22,239)	$(49,284)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	As of July 31,
	2024	2023
Accruals and reserves	$27,636	$24,899
Stock-based compensation	9,077	8,389
Deferred revenue	711	1,188
Capitalized research and development	110,502	59,332
Lease liabilities	9,908	11,555
Convertible debt	919	2,344
Net operating loss carryforwards	49,864	85,573
Tax credits	145,934	127,209
Total deferred tax assets	354,551	320,489
Less valuation allowance	65,791	59,356
Net deferred tax assets	288,760	261,133
Less deferred tax liabilities:
Intangible assets	12,682	10,915
Operating lease assets	9,130	10,927
Property and equipment	184	576
Unremitted foreign earnings	851	931
Capitalized commissions	15,022	13,084
Total deferred tax liabilities	37,869	36,433
Total net deferred tax assets	$250,891	$224,700
The Company considered both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, differences between prior book and tax profits/losses, and results of future operations, and determined that a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $65.8 million and $59.4 million remained as of July 31, 2024 and 2023, respectively, primarily related to California, U.S. Federal, and Canada deferred tax assets. The increase of $6.4 million in the valuation allowance in the current fiscal year relates primarily to net operating losses, and income tax credits in certain tax jurisdictions for which no tax benefit is expected to be recognized.
As of July 31, 2024, the Company had U.S. Federal, California, and other states net operating loss (“NOL”) carryforwards of $157.8 million, $61.9 million and $173.9 million, respectively. The U.S. Federal and California NOL carryforwards will start to expire in 2029 and 2025, respectively.
As of July 31, 2024, the Company had research and development tax credit (“R&D credit”) carryforwards of the following (in thousands):

U.S. Federal	$82,470
California	62,878
Total R&D credit carryforwards	$145,348
U.S. Federal R&D credit carryforwards available at July 31, 2024 will expire starting in 2025. California R&D tax credits do not expire.
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
As of July 31, 2024, the Company has recorded a provisional estimate for foreign withholding taxes on undistributed earnings from foreign subsidiaries of $0.9 million. The Company may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Beginning in the Company's fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of July 31, 2024, the requirement has not been modified. Accordingly, the Company has capitalized research and development expenses for tax purposes in fiscal years 2024 and 2023.

Unrecognized Tax Benefits
Activity related to unrecognized tax benefits is as follows (in thousands):

	Fiscal years ended July 31,
	2024	2023	2022
Unrecognized tax benefits - beginning of period	$20,518	$18,786	$17,138
Gross increases - prior period tax positions	231	1	147
Gross decreases - prior period tax positions	(2,664)	(982)	—
Gross increases - current period tax positions	3,435	2,713	1,501
Unrecognized tax benefits - end of period	$21,520	$20,518	$18,786
During the year ended July 31, 2024, the Company’s unrecognized tax benefits increased by $1.0 million. As of July 31, 2024, the Company had unrecognized tax benefits of $13.1 million that, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. As of July 31, 2024, the total interest and penalties related to unrecognized tax benefits was not material.
The Company, or one of its subsidiaries, files income taxes in the U.S. Federal jurisdiction and various state and foreign jurisdictions. If the Company utilizes NOL carryforwards or tax credits in future years, the U.S. Federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2024.

11. Defined Contribution and Other Post-Retirement Plans
The Company’s employee savings and retirement plan in the United States is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and various investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $5,000 per participant per calendar year. Certain of the Company’s foreign subsidiaries also have defined contribution plans in which a majority of its employees participate and the Company makes matching contributions. The Company’s contributions to its 401(k) and foreign subsidiaries’ plans were $14.1 million, $13.3 million, and $13.1 million for the fiscal years ended July 31, 2024, 2023, and 2022, respectively.

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
The Company’s long-lived assets for this disclosure are defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region are as follows (in thousands):

	July 31, 2024	July 31, 2023
Americas	$69,004	$72,089
EMEA	26,192	29,792
APAC	3,963	4,991
Total	$99,159	$106,872

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
Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2024, using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective, at a reasonable level of assurance, as of July 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2024 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2024, and is incorporated in this report by reference.

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
3. Exhibits

EXHIBIT INDEX
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	December 21, 2022
3.2	Amended and Restated Bylaws	8-K	3.2	December 21, 2022
4.1	Form of Common Stock Certificate of Guidewire Software, Inc.	S-1/A	4.1	January 9, 2012
4.2	Indenture between Guidewire Software, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	4.1	March 13, 2018
4.3	First Supplemental Indenture between Guidewire Software, Inc. and U.S. Bank National Association, dated as of March 13, 2018	8-K	4.2	March 13, 2018
4.4	Form of 1.25% Convertible Senior Note Due March 15, 2025	8-K	4.3	March 13, 2018
4.5	Description of Guidewire Software, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith	—	—
10.1#	Guidewire Software, Inc. 2011 Stock Plan and Forms of Agreements thereunder	S-1/A	10.5	December 13, 2011
10.2#	Guidewire Software, Inc. Form of Performance-Based Restricted Stock Unit Award Agreement under the 2011 Stock Plan	10-Q	10.9	December 2, 2015
10.3#	Guidewire Software, Inc. Forms of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (Performance-Based) under the 2011 Stock Plan	10-Q	10.5	March 5, 2020
10.4#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (Global Time-Based) under the 2011 Stock Plan	10-Q	10.2	March 5, 2020
10.5#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (U.S. Time-Based) under the 2011 Stock Plan	10-Q	10.1	March 5, 2020
10.6#	Guidewire Software, Inc. Form of Restricted Stock Unit Award Agreement (U.S. Time-Based, Executives) under the 2011 Stock Plan	10-Q	10.3	March 5, 2020
10.7#	Guidewire Software, Inc. Long Term Incentive Plan and Form of Notice and Restricted Stock Unit Award Agreement thereunder	10-Q	10.4	March 5, 2020
10.8#	Amended and Restated 2020 Stock Plan and forms of agreement thereunder	10-Q	10.1	December 8, 2023
10.9#	Form of Restricted Stock Unit Award Agreement for Company Employees under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.9	September 18, 2023
10.10#	Form of Global Restricted Stock Unit Award Agreement for Company Employees under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.10	September 18, 2023
10.11#	Form of Stock Option Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.11	September 18, 2023

10.12#	Form of Global Stock Option Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.12	September 18, 2023
10.13#	Form of Restricted Stock Award Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.13	September 18, 2023
10.14#	Form of Performance-Based Restricted Stock Award Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.14	September 18, 2023
10.15#	Guidewire Software, Inc. Senior Executive Incentive Bonus Plan	S-1/A	10.12	December 13, 2011
10.16#	Guidewire Software, Inc. Form of Executive Agreement	10-K	10.16	September 18, 2023
10.17#	Executive Agreement between Guidewire Software, Inc. and Michael Rosenbaum, dated as of August 3, 2019	8-K	10.1	August 5, 2019
10.18#	First Amendment to Executive Agreement between Guidewire Software, Inc. and Mike Rosenbaum, dated as of November 4, 2020	10-Q	10.1	December 9, 2020
10.19#	Executive Agreement between Guidewire Software, Inc. and John Mullen, dated as of February 3, 2022	10-Q	10.1	June 7, 2022
10.20#	Form of Indemnification Agreement for directors and executive officers	S-1/A	10.1	October 28, 2011
10.21	Guidewire Software, Inc. Form of Capped Call Confirmation	8-K	10.1	March 13, 2018
10.22	Lease Agreement between Bay Meadows Station 2 Investors, LLC and Guidewire Software, Inc. dated as of December 18, 2017	10-K	10.11	September 19, 2018
10.23	Assignment of Lease, dated as of February 11, 2023, by and between Guidewire Software, Inc. and Roblox Corporation	8-K	10.1	March 3, 2023
10.24	Sublease, dated as of February 11, 2023, by and between Roblox Corporation and Guidewire Software, Inc.	8-K	10.2	March 3, 2023
21.1	Subsidiaries of the Registrant	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith	—	—
101.INS	Inline XBRL Instance Document	Filed herewith	—	—
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith	—	—
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	—	—
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—	—
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith	—	—

#	Indicates management contract or compensatory plan.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 16, 2024

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

Signature	Title	Date

/s/ MIKE ROSENBAUM	Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2024
Mike Rosenbaum

/s/ JEFF COOPER	Chief Financial Officer (Principal Financial and Accounting Officer)	September 16, 2024
Jeff Cooper

/s/ MICHAEL KELLER	Director (Chairman of the Board)	September 16, 2024
Michael Keller

/s/ DAVID BAUER	Director	September 16, 2024
David Bauer

/s/ MARGARET DILLON	Director	September 16, 2024
Margaret Dillon

/s/ PAUL LAVIN	Director	September 16, 2024
Paul Lavin

/s/ CATHERINE P. LEGO	Director	September 16, 2024
Catherine P. Lego

/s/ RAJANI RAMANATHAN	Director	September 16, 2024
Rajani Ramanathan

/s/ MARCUS S. RYU	Director	September 16, 2024
Marcus S. Ryu