Form 10-Q
period 2024-10-31
Guidewire Software, Inc.
filed 2024-12-06
CIK 1528396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On November 29, 2024, the registrant had 83,519,257 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business, growth, and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, services, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, competition, and the impact of general economic, business, and market conditions. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to, the matters discussed in the section titled “Part II – Other Information – Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2024	July 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$823,562	$547,992
Short-term investments	514,767	455,576
Accounts receivable, net of allowances of $1,904 and $646, respectively	97,475	137,339
Unbilled accounts receivable, net	129,429	87,031
Prepaid expenses and other current assets	72,059	67,596
Total current assets	1,637,292	1,295,534
Long-term investments	142,119	125,885
Unbilled accounts receivable, net	648	4,157
Property and equipment, net	55,215	55,409
Operating lease assets	41,993	43,750
Intangible assets, net	7,638	9,005
Goodwill	372,214	372,214
Deferred tax assets, net	274,875	253,085
Other assets	64,703	67,255
TOTAL ASSETS	$2,596,697	$2,226,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,394	$15,209
Accrued employee compensation	51,860	109,084
Deferred revenue, net	224,189	281,855
Convertible senior notes, net	278,595	398,903
Other current liabilities	29,199	32,584
Total current liabilities	615,237	837,635
Lease liabilities	32,934	34,721
Convertible senior notes, net	671,820	—
Deferred revenue, net	3,187	3,628
Other liabilities	5,490	7,578
Total liabilities	1,328,668	883,562
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,894,904	1,979,021
Accumulated other comprehensive income (loss)	(11,969)	(12,244)
Retained earnings (accumulated deficit)	(614,914)	(624,053)
Total stockholders’ equity	1,268,029	1,342,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,596,697	$2,226,294

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended
	October 31,
	2024	2023
Revenue:
Subscription and support	$169,742	$127,627
License	37,370	34,025
Services	55,789	45,755
Total revenue	262,901	207,407
Cost of revenue:
Subscription and support	54,024	48,054
License	881	1,219
Services	49,604	45,842
Total cost of revenue	104,509	95,115
Gross profit:
Subscription and support	115,718	79,573
License	36,489	32,806
Services	6,185	(87)
Total gross profit	158,392	112,292
Operating expenses:
Research and development	68,880	62,469
Sales and marketing	51,478	44,581
General and administrative	42,754	39,023
Total operating expenses	163,112	146,073
Income (loss) from operations	(4,720)	(33,781)
Interest income	13,606	10,613
Interest expense	(2,062)	(1,683)
Other income (expense), net	(4,055)	(13,742)
Income (loss) before provision for (benefit from) income taxes	2,769	(38,593)
Provision for (benefit from) income taxes	(6,370)	(11,522)
Net income (loss)	$9,139	$(27,071)
Net income (loss) per share:
Basic	$0.11	$(0.33)
Diluted	$0.11	$(0.33)
Shares used in computing net income (loss) per share:
Basic	83,276,236	81,690,912
Diluted	85,960,868	81,690,912

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended
	October 31,
	2024	2023
Net income (loss)	$9,139	$(27,071)
Other comprehensive income (loss):
Foreign currency translation adjustments	(62)	(3,507)
Unrealized gain (loss) on available-for-sale securities	557	1,024
Tax benefit (expense) on unrealized gain (loss) on available-for-sale securities	(104)	(173)
Reclassification adjustment for realized gain (loss) included in net income (loss)	(116)	(290)
Total other comprehensive income (loss)	275	(2,946)
Comprehensive income (loss)	$9,414	$(30,017)

See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2024	83,025,637	$8	$1,979,021	$(12,244)	$(624,053)	$1,342,732
Net income (loss)	—	—	—	—	9,139	9,139
Issuance of common stock upon exercise of stock options	27,003	—	1,939	—	—	1,939
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	466,489	—	—	—	—	—
Stock-based compensation	—	—	38,167	—	—	38,167
Purchase of capped calls	—	—	(58,788)	—	—	(58,788)
Retirement of convertible senior notes	—	—	(79,366)	—	—	(79,366)
Deferred tax asset related to debt issuance of convertible senior notes	—	—	13,931	—	—	13,931
Foreign currency translation adjustment	—	—	—	(62)	—	(62)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	453	—	453
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(116)	—	(116)
Balance as of October 31, 2024	83,519,129	$8	$1,894,904	$(11,969)	$(614,914)	$1,268,029

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2023	81,440,669	$8	$1,831,267	$(13,859)	$(617,950)	$1,199,466
Net income (loss)	—	—	—	—	(27,071)	(27,071)
Issuance of common stock upon exercise of stock options	42	—	1	—	—	1
Issuance of common stock upon vesting of RSUs	489,783	—	—	—	—	—
Stock-based compensation	—	—	36,199	—	—	36,199
Foreign currency translation adjustment	—	—	—	(3,507)	—	(3,507)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	851	—	851
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(290)	—	(290)
Balance as of October 31, 2023	81,930,494	$8	$1,867,467	$(16,805)	$(645,021)	$1,205,649
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,139	$(27,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,845	5,442
Amortization of debt issuance costs	545	430
Amortization of contract acquisition costs	5,139	4,064
Stock-based compensation	38,060	36,097
Changes to allowance for credit losses and revenue reserves	1,257	128
Deferred income tax	(7,955)	(13,220)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(3,228)	(2,927)
Changes in fair value of strategic investments	(53)	—
Other non-cash items affecting net income (loss)	286	(29)
Changes in operating assets and liabilities:
Accounts receivable	38,609	57,193
Unbilled accounts receivable	(38,889)	(17,250)
Prepaid expenses and other assets	(6,291)	(6,560)
Operating lease assets	1,757	1,971
Accounts payable	16,206	(16,982)
Accrued employee compensation	(56,545)	(54,576)
Deferred revenue	(58,107)	(37,893)
Lease liabilities	(1,685)	(1,601)
Other liabilities	(6,395)	701
Net cash provided by (used in) operating activities	(62,305)	(72,083)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(211,649)	(160,239)
Maturities and sales of available-for-sale securities	139,896	137,386
Purchases of property and equipment	(843)	(998)
Capitalized software development costs	(4,233)	(3,692)
Acquisition of strategic investments	(772)	(250)
Net cash provided by (used in) investing activities	(77,601)	(27,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	672,750	—
Payment for the retirement of convertible senior notes	(200,394)	—
Purchase of capped calls	(58,788)	—
Proceeds from issuance of common stock upon exercise of stock options	1,939	—
Net cash provided by (used in) financing activities	415,507	—
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(31)	(4,303)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	275,570	(104,179)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	549,184	406,790
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$824,754	$302,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,639	$2,500
Cash paid for income taxes, net of tax refunds	$2,604	$883
Accruals for purchase of property and equipment	$461	$2,805
Accruals for capitalized software development costs	$251	$278
Accruals for unpaid debt issuance cost	$1,055	$—
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
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Segment Information
The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources and assess performance. Accordingly, the Company has determined that it operates in a single reportable segment. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements and accompanying notes.
Significant Accounting Policies
There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended July 31, 2024, except for those disclosed herein.
Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. As of October 31, 2024 and July 31, 2024, unearned acquisition consideration holdback of $1.2 million was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
No customer individually accounted for 10% or more of the Company’s revenue for the three months ended October 31, 2024 and 2023. For the periods ended October 31, 2024 and July 31, 2024, we had one customer, which were different customers in each period, which accounted for 10% or more of the Company's accounts receivable.

Recently Adopted Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard was early adopted by the Company beginning August 1, 2024 and applied retrospectively for all periods presented, including the retirement of its convertible senior notes due March 2025. See Note 5 “Convertible Senior Notes.” The new standard did not have an impact on prior periods presented in the condensed consolidated financial statements.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU No. 2023-07, as well as all existing segment disclosures and reconciliation requirements in Accounting Standards Codification (“ASC”) 280 on an interim and annual basis. The new standard will be effective and the Company will adopt it for the annual period beginning August 1, 2024, and for the interim periods beginning after August 1, 2025. The adoption of this ASU will impact the Company’s disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The new standard will be effective and the Company will adopt it beginning August 1, 2025. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose qualitative and quantitative information about certain costs and expenses in the notes to the financial statements on an interim and annual basis. The new standard will be effective and the Company will adopt it for the annual period beginning August 1, 2027, and for the interim periods beginning after August 1, 2028. Upon adoption, the guidance can be applied prospectively or retrospectively. The adoption of this ASU will impact the Company’s disclosures.
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2. Revenue
Disaggregation of Revenue
Revenue by product type is as follows (in thousands):

	Three Months Ended
	October 31,
	2024	2023
Subscription and support
Subscription	$152,858	$109,597
Support	16,884	18,030
License
Term license	37,370	33,977
Perpetual license	—	48
Services	55,789	45,755
Total revenue	$262,901	$207,407
Revenue by product type and by geography is as follows (in thousands):

	Three Months Ended October 31, 2024
	Subscription and support	License	Services	Total
United States	$112,814	$12,858	$37,574	$163,246
Canada	24,986	5,234	6,581	36,801
Other Americas	1,510	336	485	2,331
Total Americas	139,310	18,428	44,640	202,378
Total EMEA	17,999	9,018	8,179	35,196
Total APAC	12,433	9,924	2,970	25,327
Total revenue	$169,742	$37,370	$55,789	$262,901

	Three Months Ended October 31, 2023
	Subscription and support	License	Services	Total
United States	$86,751	$12,731	$31,001	$130,483
Canada	18,442	2,918	2,194	23,554
Other Americas	1,490	322	562	2,374
Total Americas	106,683	15,971	33,757	156,411
Total EMEA	13,938	9,365	9,614	32,917
Total APAC	7,006	8,689	2,384	18,079
Total revenue	$127,627	$34,025	$45,755	$207,407
No country or region other than those listed above, accounted for more than 10% of revenue during the three months ended October 31, 2024 and 2023.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the condensed consolidated balance sheets as follows (in thousands):

	October 31, 2024	July 31, 2024
Unbilled accounts receivable, net	$130,077	$91,188
Contract acquisition costs, net	$52,310	$54,689
Costs to fulfill a contract, net	$8,887	$10,710
Deferred revenue, net	$227,376	$285,483
As of October 31, 2024 and July 31, 2024, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract acquisition costs
The current portion of contract acquisition costs of $17.3 million and $17.7 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of October 31, 2024 and July 31, 2024, respectively. The non-current portion of contract acquisition costs of $35.0 million and $37.0 million is included in other assets in the Company’s condensed consolidated balance sheets as of October 31, 2024 and July 31, 2024, respectively. The Company amortized $5.1 million and $4.1 million of contract acquisition costs during the three months ended October 31, 2024 and 2023, respectively.
Costs to fulfill a contract
The current portion of costs to fulfill a contract of $6.2 million and $6.0 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of October 31, 2024 and July 31, 2024, respectively. The non-current portion of costs to fulfill a contract of $2.7 million and $4.7 million is included in other assets in the Company’s condensed consolidated balance sheets as of October 31, 2024 and July 31, 2024, respectively. The Company amortized $2.6 million and $2.3 million of costs to fulfill a contract during the three months ended October 31, 2024 and 2023, respectively.

Deferred revenue
During the three months ended October 31, 2024, the Company recognized revenue of approximately $130.9 million related to the Company’s deferred revenue balance reported as of July 31, 2024.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $2.0 billion as of October 31, 2024. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	October 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$65,341	$196	$(47)	$65,490
Certificates of deposit	51,622	—	—	51,622
Commercial paper	144,484	—	—	144,484
Corporate bonds	258,926	825	(138)	259,613
Foreign government bonds	3,417	21	—	3,438
Money market funds	678,344	—	—	678,344
U.S. Government agency securities	38,113	34	(6)	38,141
U.S. Government bonds	131,449	129	(99)	131,479
Total	$1,371,696	$1,205	$(290)	$1,372,611

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$58,812	$116	$(61)	$58,867
Certificates of deposit	46,900	—	—	46,900
Commercial paper	138,598	—	—	138,598
Corporate bonds	245,817	564	(107)	246,274
Foreign government bonds	5,590	21	(15)	5,596
Money market funds	360,881	—	—	360,881
U.S. Government agency securities	33,499	12	(12)	33,499
U.S. Government bonds	89,928	72	(117)	89,883
Total	$980,025	$785	$(312)	$980,498
The Company does not consider any portion of the unrealized losses at October 31, 2024 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	October 31, 2024
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$27,070	$38,420	$65,490
Certificates of deposit	51,622	—	51,622
Commercial paper	144,484	—	144,484
Corporate bonds	186,312	73,301	259,613
Foreign government bonds	1,598	1,840	3,438
Money market funds	678,344	—	678,344
U.S. Government agency securities	37,237	904	38,141
U.S. Government bonds	103,825	27,654	131,479
Total	$1,230,492	$142,119	$1,372,611
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
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	October 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$37,381	$—	$37,381
Money market funds	678,344	—	—	678,344
Total cash equivalents	678,344	37,381	—	715,725
Short-term investments:
Asset-backed securities	—	27,070	—	27,070
Certificates of deposit	—	51,622	—	51,622
Commercial paper	—	107,103	—	107,103
Corporate bonds	—	186,312	—	186,312
Foreign government bonds	—	1,598	—	1,598
U.S. Government agency securities	—	37,237	—	37,237
U.S. Government bonds	—	103,825	—	103,825
Total short-term investments	—	514,767	—	514,767
Long-term investments:
Asset-backed securities	—	38,420	—	38,420
Corporate bonds	—	73,301	—	73,301
Foreign government bonds	—	1,840	—	1,840
U.S. Government agency securities	—	904	—	904
U.S. Government bonds	—	27,654	—	27,654
Total long-term investments	—	142,119	—	142,119
Total	$678,344	$694,267	$—	$1,372,611

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$38,156	$—	$38,156
Money market funds	360,881	—	—	360,881
Total cash equivalents	360,881	38,156	—	399,037
Short-term investments:
Asset-backed securities	—	18,826	—	18,826
Certificates of deposit	—	46,900	—	46,900
Commercial paper	—	100,442	—	100,442
Corporate bonds	—	177,081	—	177,081
Foreign government bonds	—	3,756	—	3,756
U.S. Government agency securities	—	32,605	—	32,605
U.S. Government bonds	—	75,966	—	75,966
Total short-term investments	—	455,576	—	455,576
Long-term investments:
Asset-backed securities	—	40,041	—	40,041
Corporate bonds	—	69,193	—	69,193
Foreign government bonds	—	1,840	—	1,840
U.S. Government agency securities	—	894	—	894
U.S. Government bonds	—	13,917	—	13,917
Total long-term investments	—	125,885	—	125,885
Total	$360,881	$619,617	$—	$980,498

Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the “2025 Convertible Senior Notes”) and, in October 2024, the Company issued $690.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2029 (the “2029 Convertible Senior Notes,” together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”). The fair value of the 2025 Convertible Senior Notes was $452.4 million and $528.0 million at October 31, 2024 and July 31, 2024, respectively, and the fair value of the 2029 Convertible Senior Notes was $703.3 million at October 31, 2024. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).
In October 2024, the Company retired $120.9 million aggregate principal amount of the 2025 Convertible Senior Notes in cash for $200.5 million, which included related accrued interest of $0.1 million. See Note 5 “Convertible Senior Notes.”
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
The following table summarizes the unrealized and realized gains (losses) on strategic investments (in thousands):

	Three Months Ended
	October 31,
	2024	2023
Unrealized gains (losses), net, recognized on privately held equity securities measured using net asset value	$53	$—
Gains (losses) on strategic investments, net	$53	$—
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	October 31, 2024	July 31, 2024
Equity investments using the measurement alternative	$19,513	$18,740
Equity investment using net asset value	$3,714	$3,661

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three months ended October 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended
	October 31,
	2024	2023
Numerator:
Net income (loss)	$9,139	$(27,071)
Net income (loss) per share:
Basic	$0.11	$(0.33)
Diluted	$0.11	$(0.33)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	83,276,236	81,690,912
Weighted average effect of dilutive stock options	93,718	—
Weighted average effect of dilutive stock awards	1,805,910	—
Weighted average effect of dilutive convertible senior notes	785,004	—
Diluted	85,960,868	81,690,912
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	October 31,
	2024	2023
Stock options	—	157,638
Stock awards	151,662	2,255,096
Convertible senior notes	—	3,516,480
During the three months ended October 31, 2024, the average market price of the Company’s common stock exceeded the initial conversion price of the 2025 Convertible Senior Notes, and the conversion premium was included in weighted average shares outstanding for calculating diluted net income per share. During the three months ended October 31, 2023, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2025 Convertible Senior Notes.
During the three months ended October 31, 2024, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2029 Convertible Senior Notes.

5. Convertible Senior Notes
The net carrying value of the Convertible Senior Notes and unamortized debt issuance costs was as follows (in thousands):

Debt Instrument	Maturity Date	Effective Interest Rate	October 31, 2024	July 31, 2024
2025 convertible senior notes	March 15, 2025	1.7%	$279,055	$400,000
2029 convertible senior notes	November 1, 2029	1.8%	690,000	—
Total principal amount			969,055	400,000
Less: unamortized debt issuance costs			(18,640)	(1,097)
Net carrying amount of debt			950,415	398,903
Less: current portion of convertible senior notes, net			278,595	398,903
Non-current portion of convertible senior notes, net			$671,820	$—
The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended
	October 31,
	2024	2023
Contractual interest expense	$1,511	$1,250
Amortization of debt issuance costs	545	430
Total	$2,056	$1,680
As of October 31, 2024, the if-converted value of the 2025 Convertible Senior Notes exceeded their outstanding principal amount by $14.9 million. As of October 31, 2024, the if-converted value of the 2029 Convertible Senior Notes did not exceed their outstanding principal amount.
2025 Convertible Senior Notes
In March 2018, the Company offered and sold $400.0 million aggregate principal amount of its 2025 Convertible Senior Notes. The 2025 Convertible Senior Notes were issued in accordance with the Indenture, dated as of March 13, 2018, between the Company and U.S. Bank Trust Company, National Association (formerly known as U.S. Bank National Association), as trustee (the “Trustee”) (the “Base Indenture”), as amended and supplemented by the First Supplemental Indenture, dated as of March 13, 2018, between the Company and the Trustee (together with the Base Indenture, the “2025 Indenture”). The net proceeds from the issuance of the Convertible Senior Notes were $387.2 million, after deducting issuance costs.
The 2025 Convertible Senior Notes are unsecured obligations of the Company with interest payable semi-annually in arrears, at a rate of 1.25% per year, on March 15th and September 15th of each year. The 2025 Convertible Senior Notes will mature on March 15, 2025 unless repurchased, redeemed, or converted prior to such date. The 2025 Convertible Senior Notes are convertible at the option of holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2025 Convertible Senior Notes will have an initial conversion rate of 8.7912 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $113.75 per share of the Company’s common stock).

The Company may redeem the 2025 Convertible Senior Notes, at its option, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the 3 trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the 2025 Convertible Senior Notes. Upon the occurrence of a fundamental change (as defined in the 2025 Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2025 Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2025 Convertible Senior Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 Convertible Senior Notes, and equal in right of payment to any of its indebtedness that is not so subordinated. The 2025 Convertible Senior Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of its current or future subsidiaries.

As of October 2024, under the terms of the 2025 Indenture, the Company will settle future conversions of its outstanding $279.1 million principal amount solely in cash up to the principal amount converted, with any excess value to be settled in shares of the Company’s common stock.

Retirement of 2025 Convertible Senior Notes

In October 2024, the Company retired $120.9 million aggregate principal amount and $0.2 million of related debt issuance costs of the 2025 Convertible Senior Notes for $200.5 million in cash, which included related accrued interest of $0.1 million. The retirement was accounted for as an induced conversion resulting in an inducement expense of $0.3 million recorded in other income (expense), net on the condensed consolidated statements of operations and a decrease to additional paid-in capital of $79.4 million on the condensed consolidated balance sheets.

2029 Convertible Senior Notes

In October 2024, the Company offered and sold $690.0 million aggregate principal amount of its 2029 Convertible Senior Notes. The 2029 Convertible Senior Notes were issued in accordance with the Indenture, dated as of October 18, 2024, between the Company and the Trustee (the “2029 Indenture”). The net proceeds from the issuance of the 2029 Convertible Senior Notes were $671.7 million after deducting issuance costs.

The 2029 Convertible Senior Notes are unsecured obligations of the Company with interest payable semi-annually in arrears, at a rate of 1.25% per year, on May 1st and November 1st of each year. The 2029 Convertible Senior Notes will mature on November 1, 2029 unless repurchased, redeemed, or converted prior to such date. Before August 1, 2029, holders of the 2029 Convertible Senior Notes will have the right to convert their 2029 Convertible Senior Notes only upon the occurrence of certain events. On or after August 1, 2029, the 2029 Convertible Senior Notes are convertible at any time at the election of holders until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2029 Convertible Senior Notes will have an initial conversion rate of 4.0875 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $244.65 per share of the Company’s common stock). The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. The consideration due upon conversion will consist of cash, up to at least the proportional amount of the principal amount being converted, and any excess of the proportional conversion value for that trading day that will not be settled in cash will be settled in shares of the Company’s common stock.

The Company may redeem the 2029 Convertible Senior Notes, at its option, on or after November 5, 2027 and on or before the 20th scheduled trading day immediately before the maturity date, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest if (i) the 2029 Convertible Senior Notes are “Freely Tradable” (as defined in the 2029 Indenture) as of the date the Company sends the related redemption notice, and all accrued and unpaid additional interest, if any, has been paid in full, as of the most recent interest payment date occurring on or before the date the Company sends the related redemption notice; and (ii) the last reported sale price of the Company’s common stock has been at least 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption; and (2) the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is required to be provided for the 2029 Convertible Senior Notes. Upon the occurrence of a fundamental change (as defined in the 2029 Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2029 Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2029 Convertible Senior Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2029 Convertible Senior Notes, and equal in right of payment to any of its indebtedness that is not so subordinated. The 2029 Convertible Senior Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of its current or future subsidiaries.

Capped Calls

In connection with each offering of the Convertible Senior Notes, the Company purchased capped calls with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). The initial strike price of the Convertible Senior Notes corresponds to the initial conversion price of each of the Convertible Senior Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. Additionally, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Calls were recorded in the period purchased as a reduction of the Company’s additional paid-in capital in the accompanying consolidated balance sheets and are not accounted for as derivatives.

The following table below sets forth key terms and costs incurred for the Capped Calls related to each of the Convertible Senior Notes (in millions, except per share amounts):

	2025 Convertible Senior Notes	2029 Convertible Senior Notes
Initial strike price per share, subject to certain adjustments	$113.75	$244.65
Initial cap price per share, subject to certain adjustments	$153.13	$329.33
Net cost incurred	$37.2	$58.8
Common stock covered, subject to anti-dilution adjustments	3.5	2.8

6. Commitments and Contingencies
Except as discussed below, there has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2024.
During the three months ended October 31, 2024, the Company retired $120.9 million aggregate principal amount of the 2025 Convertible Senior Notes in cash for $200.5 million, which included related accrued interest of $0.1 million, and issued $690.0 million aggregate principal amount of the 2029 Convertible Senior Notes. See Note 5 “Convertible Senior Notes.”
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims arising from the normal course of business activities. The Company has not recorded any accrual for claims as of October 31, 2024 or July 31, 2024. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2024 or July 31, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
7. Stock-Based Compensation Expense and Shareholders’ Equity

Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	October 31,
	2024	2023
Stock-based compensation expense	$38,167	$36,199
Net impact of deferred stock-based compensation	(107)	(102)
Total stock-based compensation expense, net	$38,060	$36,097
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,140	$3,462
Cost of license revenue	36	95
Cost of services revenue	4,802	4,789
Research and development	9,824	9,986
Sales and marketing	9,688	7,729
General and administrative	10,570	10,036
Total stock-based compensation expense	$38,060	$36,097
Total unrecognized stock-based compensation expense related to the Company’s stock options and Stock Awards as of October 31, 2024 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Options	$15	0.0
Stock Awards	371,666	2.5
Total unrecognized stock-based compensation expense	$371,681
Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2024	3,202,066	$86.60	$480,534
Granted	950,870	$176.04
Released	(466,489)	$94.56	$80,147
Canceled	(34,718)	$87.97
Balance as of October 31, 2024	3,651,729	$108.86	$680,171
Expected to vest as of October 31, 2024	3,651,729	$108.86	$680,171
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $186.26 and $150.07 on October 31, 2024 and July 31, 2024, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

In September 2023 and 2024, certain executive officers were granted Stock Awards that vest in September 2026 and 2027 respectively, subject to continued service until such time, with the opportunity to increase the number of vested awards based on Company financial performance and, for a select number of awards, the market performance of the Company’s common stock. The fair value of the awards will be recognized over the three-year performance period and may increase or decrease depending on the estimated attainment of Company financial performance criteria. The Company determined the fair value of the portion of the awards subject to the market performance of the Company’s common stock using a Monte Carlo simulation model, which included the following assumptions:

	Three Months Ended
	October 31,
	2024	2023
Performance period	September 11, 2024 to September 11, 2027	September 13, 2023 to September 13, 2026
3-year historical volatility	36.0%	35.0%
3-year risk free rate	3.4%	4.5%
For the portion of the award subject to the market performance of the Company’s common stock, stock-based compensation expense is recognized over the requisite service period regardless of whether or not the market condition is ultimately satisfied, subject to continued service over the period.
Prior to fiscal year 2024, certain executives and employees of the Company received PSUs, which vest over three years, with 50% vesting annually over the three-year performance period and the remaining 50% vesting at the end of the third year.
The Company recognized stock-based compensation related to PSUs of $6.3 million and $4.1 million during the three months ended October 31, 2024 and 2023, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2024	166,838	$65.63	7.9	$14,088
Granted	—	$—
Exercised	(27,003)	$71.77		$2,765
Canceled	—	$—
Balance as of October 31, 2024	139,835	$64.44	7.6	$17,035
Vested and expected to vest as of October 31, 2024	139,835	$64.44	7.6	$17,035
Exercisable as of October 31, 2024	110,884	$65.00	7.5	$13,446
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $186.26 and $150.07 on October 31, 2024 and July 31, 2024, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
During the three months ended October 31, 2024 and 2023, the Company did not repurchase any shares of common stock. As of October 31, 2024, $138.2 million remained available for future share repurchases.

8. Subsequent Events
On December 2, 2024, Guidewire and certain of its subsidiaries entered into a revolving credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”) and certain other financial institutions from time to time thereto (with the Administrative Agent, the “Lenders”). The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “2025 Credit Facility”). At the Company’s discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement. As of December 5, 2024, there are no commitments by any Lenders for any such upsize or incremental term loan facility.
The loans under the 2025 Credit Facility bear interest (i) for U.S. Dollar-denominated loans, at the Company’s option, at either (a) the bank’s base rate, plus an applicable margin ranging from 0.25% to 1.25% per annum, or (b) a term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.25% to 2.25% per annum and (ii) for alternative currency-denominated loans, at the applicable alternative currency rate (whether a daily rate or a term rate), plus an applicable margin ranging from 1.25% to 2.25% per annum, in each case, such applicable margins to be determined based on the Company’s total net leverage ratio.
In addition to paying interest on the outstanding principal under the 2025 Credit Facility, the Company is required to pay (i) a commitment fee ranging from 0.175% to 0.30% per annum, to be determined based on the Company’s total net leverage ratio, on the actual daily unused amount of each Lender’s commitment under the 2025 Credit Facility, (ii) a letter of credit fronting fee of 0.125% per annum of the daily amount available to be drawn under outstanding letters of credit, and (iii) certain other customary fees and expenses of the Lenders and agents.
The Credit Agreement contains customary covenants, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to merge and consolidate with other companies, dispose of assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions. The financial covenants require as of the end of each fiscal quarter that (a) the Company has a minimum consolidated net cash interest coverage ratio of 3.00:1.00 and (b) the Company does not exceed a maximum total net leverage ratio of 3.75:1.00. The maximum total net leverage ratio is subject to a step-up by 0.50:1.00 at the election of the Company for four fiscal quarters following certain material acquisitions, subject to certain customary exceptions.
The 2025 Credit Facility has a scheduled maturity of December 2, 2029; provided that the Credit Agreement provides for a maturity date of 91 days prior to the earlier maturity date of any individual or related series of other indebtedness with an aggregate outstanding principal amount that exceeds the greater of (x) $107.5 million and (y) 50% of Consolidated EBITDA (as defined in the Credit Agreement) as of the most recent four fiscal quarter period preceding such 91st day for which financial statements were required to be delivered pursuant to the Credit Agreement, unless the Company maintains either (a) a total net leverage ratio lower than 2.00:1.00 or (b) liquidity greater than 125% of the aggregate outstanding principal amount of such indebtedness.
The Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA (as defined in the Credit Agreement) events, in each case, subject to certain customary exceptions and grace periods. During the continuance of an event of default, the Administrative Agent and the Lenders may take a number of actions, including, among others, declaring the entire aggregate amount then outstanding under the 2025 Credit Facility to be due and payable.
The Company’s obligations under the Credit Agreement are required to be guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the assets of the Company and each guarantor. Revolving loans may be prepaid, and revolving loan commitments may be permanently reduced by the Company in whole or in part, without penalty or premium.

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
InsuranceNow is a complete, cloud-based application that offers policy, billing, and claims management functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity. InsuranceNow is hosted on Amazon Web Services (“AWS”) and managed by our internal cloud operations team.
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
Because our platform is critical to our new and existing customers’ businesses, their decision-making and product evaluation process is thorough, which often results in an extended sales cycle. These evaluation periods can extend further if a customer purchases multiple products or is considering a move to a cloud-based subscription for the first time. Sales to new customers often involve extensive customer due diligence and reference checks. The success of our sales efforts relies on continued improvements and enhancements to our current products, the introduction of new products, efficient and secure operation of our cloud infrastructure, continued development of relevant local content and automated tools for updating content, and successful implementations and migrations.
We sell our suite of products through subscription services for our platform and cloud-delivered products and term licenses for our self-managed products. We generally price our products based on the amount of Direct Written Premium (“DWP”) that will be managed by our products. Our subscription, term license, and support fees are typically invoiced annually in advance. Subscription services are generally sold with an initial term of between three and five years with optional annual renewals commencing after the initial term. Subscription revenue is recognized on a ratable basis over the committed term, once all revenue recognition criteria are met including providing access to the service. Term licenses are primarily sold to existing on-premise customers and are typically an initial commitment with optional renewals thereafter. We may enter into term license arrangements with our customers that have an initial term of more than one year or may renew license arrangements for longer than one year. Term license revenue is typically recognized when software is made available to the customer, provided that all other revenue recognition criteria have been met. Our support revenue is generally recognized ratably over the committed support term of the licensed software. Our support fees are typically priced as a fixed percentage of the associated license fees. We also offer professional services, both directly and through SI partners, to help our customers deploy, migrate, and utilize our platform, and suite of products. A majority of our services revenue is billed monthly on a time and materials basis.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. During the three months ended October 31, 2024, the recurring license and support or subscription contract value recognized as services revenue was $2.1 million.
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
As of October 31, 2024, ARR was $874 million, compared to $864 million as of July 31, 2024. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
Free Cash Flow
We monitor our free cash flow, as a key measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization, and stock-based compensation expenses.

Additionally, free cash flow takes into account the impact of changes in deferred revenue, which reflects the receipt of cash payments for products before they are recognized as revenue, and unbilled accounts receivable, which reflects revenue that has been recognized that has yet to be invoiced to our customers. Our net cash provided by (used in) operating activities is significantly impacted by the timing of invoicing and collections of accounts receivable, the timing and amount of annual bonus payments, as well as payroll, commissions, payroll taxes, and other tax payments. Our capital expenditures consist of purchases of property and equipment, primarily computer hardware, software, and leasehold improvements, and capitalized software development costs. For a further discussion of our operating cash flows, see “Liquidity and Capital Resources – Cash Flows.”

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(62,305)	$(72,083)
Purchases of property and equipment	(843)	(998)
Capitalized software development costs	(4,233)	(3,692)
Free cash flow	$(67,381)	$(76,773)

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and a Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, our revenue recognition policies are critical to the periods presented.
There have been no material changes to our critical accounting policies as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements adopted, including the dates of adoption, and recent account pronouncements not yet adopted.

Results of Operations
The following table sets forth our results of operations for the periods presented. The data has been derived from the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The results of operations for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

	Three Months Ended October 31,
	2024	As a % of total revenue	2023	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$169,742	65%	$127,627	62%
License	37,370	14	34,025	16
Services	55,789	21	45,755	22
Total revenue	262,901	100	207,407	100
Cost of revenue:
Subscription and support	54,024	21	48,054	23
License	881	—	1,219	1
Services	49,604	19	45,842	22
Total cost of revenue	104,509	40	95,115	46
Gross profit:
Subscription and support	115,718	44	79,573	39
License	36,489	14	32,806	15
Services	6,185	2	(87)	—
Total gross profit	158,392	60	112,292	54
Operating expenses:
Research and development	68,880	26	62,469	30
Sales and marketing	51,478	20	44,581	21
General and administrative	42,754	16	39,023	19
Total operating expenses	163,112	62	146,073	70
Income (loss) from operations	(4,720)	(2)	(33,781)	(16)
Interest income	13,606	5	10,613	5
Interest expense	(2,062)	(1)	(1,683)	(1)
Other income (expense), net	(4,055)	(2)	(13,742)	(7)
Income (loss) before provision for (benefit from) income taxes	2,769	—	(38,593)	(19)
Provision for (benefit from) income taxes	(6,370)	(2)	(11,522)	(6)
Net income (loss)	$9,139	2%	$(27,071)	(13)%

Revenue
We derive our revenue primarily from delivering cloud-based services, licensing our software applications, providing support, and delivering professional services.

Subscription and Support
A majority of our revenue consists of fees for our subscription services, which are generally priced based on the amount of DWP that is managed by our subscription services. Subscription revenue is recognized ratably over the term of the arrangement, beginning at the point in time our provisioning process has been completed and access has been made available to the customer. The initial term of such arrangements is generally from three to five years. Subscription agreements contain optional annual renewals commencing upon the expiration of the initial contract term. A majority of our subscription customers are billed annually in advance. In some arrangements with multiple performance obligations, a portion of recurring subscription contract value may be allocated to license revenue or services revenue for revenue recognition purposes. For example, in arrangements with multiple performance obligations that include services at discounted rates, a portion of the total contract value related to subscription services will be allocated and recognized as services revenue. Additionally, agreements to migrate an existing term license customer to subscription services contain multiple performance obligations, including a provision to continue using the term license during the subscription service implementation period. Under these migration agreements, a portion of the total contract value related to subscription services could be allocated and recognized as term license and support revenue in the period renewed or delivered.
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

	Three Months Ended October 31,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$152,858	58%	$109,597	53%	$43,261	39%
Support	16,884	6	18,030	9	(1,146)	(6)%
License:
Term license	37,370	15	33,977	16	3,393	10%
Perpetual license	—	—	48	—	(48)	(100)%
Services	55,789	21	45,755	22	10,034	22%
Total revenue	$262,901	100%	$207,407	100%	$55,494	27%

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
Subscription revenue increased by $43.3 million during the three months ended October 31, 2024, compared to the same period a year ago, primarily due to the impact of cloud transition agreements entered into and provisioned since October 31, 2023, new subscription agreements, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.
Support revenue decreased by $1.1 million during the three months ended October 31, 2024, compared to the same period a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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

Term license revenue increased by $3.4 million during the three months ended October 31, 2024, compared to the same period a year ago, primarily due to higher renewals and, to a lesser extent, expansion orders within our existing customer base, partially offset by agreements that migrated from a term license to a subscription service in the prior year. Ongoing revenue related to migration agreements is recorded as subscription revenue.
Services
Services revenue increased by $10.0 million during the three months ended October 31, 2024, compared to the same period a year ago. Services revenue increased due to improved operational focus that resulted in more new subscription implementation and migration projects than projects that were completed over the past year.
As we successfully leverage our SI partners to lead more implementations and migrations, we expect our services revenue could be flat or decline in the near-term. Additionally, services revenue overall may continue to be impacted by contracts with lower average services billing rates and investments in customer implementations, including fixed fee or capped arrangements, to accelerate customer transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit. As we continue to expand into new markets and develop new products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts.
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

Cost of Revenue:

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$54,024	$48,054	$5,970	12%
License	881	1,219	(338)	(28)%
Services	49,604	45,842	3,762	8%
Total cost of revenue	$104,509	$95,115	$9,394	10%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,140	$3,462	$(322)
Cost of license revenue	36	95	(59)
Cost of services revenue	4,802	4,789	13
Total	$7,978	$8,346	$(368)

Cost of subscription and support revenue during the three months ended October 31, 2024 increased by $6.0 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $8.3 million from increased transaction volume on our cloud services, royalties of $0.4 million, and internal-use software amortization of $0.3 million, partially offset by decreases in personnel costs of $2.3 million associated with lower headcount and professional services of $0.7 million.

Cloud infrastructure expense continues to benefit from the efficiencies that we are achieving from our development efforts associated with our GWCP platform and the five-year agreement we entered into with a cloud infrastructure services provider. As a result of efficiencies that we are seeing from our previous investments in cloud operations and development efforts, we are critically evaluating headcount additions, professional services contracts and third-party software costs, along with other investment opportunities. However, we expect cost of subscription and support revenue to increase in absolute dollars due to the increased number of customers utilizing our cloud services, the volume of transactions by our cloud customers, and the impact of inflation and other macroeconomic events.
The $0.3 million decrease in our cost of license revenue during the three months ended October 31, 2024, compared to the same period a year ago, was due to a decrease in personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.3 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $3.8 million increase in cost of services revenue during the three months ended October 31, 2024, compared to the same period a year ago, was primarily due to increases in subcontractor expenses of $3.2 million due to implementations involving our SI partners and personnel costs of $0.7 million, partially offset by a decrease of $0.2 million related to professional services and software subscription costs.
We had 563 cloud operations and technical support employees and 794 professional services employees at October 31, 2024, compared to 597 cloud operations and technical support employees and 826 professional services employees at October 31, 2023.
Gross Profit:

	Three Months Ended October 31,
	2024		2023		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$115,718	68%	$79,573	62%	$36,145	45%
License	36,489	98	32,806	96	3,683	11%
Services	6,185	11	(87)	—	6,272	7,209%
Total gross profit	$158,392	60%	$112,292	54%	$46,100	41%
Our gross profit increased $46.1 million during the three months ended October 31, 2024, compared to the same period a year ago. Gross profit was impacted by increases in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, services gross profit due to an increase in service revenue in conjunction with higher utilization rates, and license gross profit primarily due to an increase in license revenue with no increase in costs.
Our gross margin increased to 60% during the three months ended October 31, 2024 from 54% during the same period a year ago. Gross margin was primarily impacted by the increases in subscription and support revenue at a higher margin due to cloud operations efficiencies, and services revenue, which had a higher margin due to better utilization than in the same period a year ago.
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

	Three Months Ended October 31,
	2024		2023		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$68,880	26%	$62,469	30%	$6,411	10%
Sales and marketing	51,478	20	44,581	21	6,897	15%
General and administrative	42,754	16	39,023	19	3,731	10%
Total operating expenses	$163,112	62%	$146,073	70%	$17,039	12%

Includes stock-based compensation of:
Research and development	$9,824		$9,986		$(162)
Sales and marketing	9,688		7,729		1,959
General and administrative	10,570		10,036		534
Total	$30,082		$27,751		$2,331

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $6.4 million increase in research and development expenses during the three months ended October 31, 2024, compared to the same period a year ago, was primarily due to increases in personnel costs of $5.6 million associated with higher headcount, cloud hosting costs of $0.4 million, software subscription costs of $0.4 million, and travel costs of $0.3 million. These increases were partially offset by a decrease in acquisition consideration holdback costs of $0.4 million.
Our research and development headcount was 1,167 at October 31, 2024, compared with 1,069 at October 31, 2023.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to support our growing customer base, but decrease as a percentage of revenue after our recent period of significant investment in cloud platform capabilities as overall hiring slows and we focus on hiring in lower cost regions. We continue to dedicate internal resources to develop, improve, and expand the functionality of our solutions in the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
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
The $6.9 million increase in sales and marketing expenses during the three months ended October 31, 2024, compared to the same period a year ago, was primarily due to increases in personnel costs of $4.8 million associated with higher headcount, including higher contract acquisition costs and stock-based compensation, travel costs of $1.0 million, cloud hosting costs of $0.6 million, and professional services of $0.3 million.

Our sales and marketing headcount was 483 at October 31, 2024, compared with 465 at October 31, 2023.
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
The $3.7 million increase in general and administrative expenses during the three months ended October 31, 2024, compared to the same period a year ago, was due to increases in bad debt expense of $1.0 million, professional services cost of $1.0 million, personnel costs of $0.7 million, travel costs of $0.7 million, and cloud hosting costs $0.3 million, partially offset by a decrease in software subscription costs of $0.2 million.
Our general and administrative headcount was 464 at October 31, 2024, compared with 453 at October 31, 2023. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$13,606	$10,613	$2,993	28%
Interest expense	$(2,062)	$(1,683)	$(379)	23%
Other income (expense), net	$(4,055)	$(13,742)	$9,687	70%

Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income increased $3.0 million during the three months ended October 31, 2024, compared to the same period a year ago, primarily due to the higher amount of funds available for investment due to the net cash received from our recent debt offering.
Interest Expense

Interest expense includes both stated interest and the amortization of debt issuance costs associated with the outstanding amount due on the $400.0 million aggregate principal amount of our 1.25% Convertible Senior Notes due 2025 (“2025 Convertible Senior Notes”) and the $690.0 million aggregate principal amount of our 1.25% Convertible Senior Notes due 2029 (the “2029 Convertible Senior Notes”, together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”). The amortization of debt issuance cost is recognized on an effective interest basis. A portion of the 2025 Convertible Senior Notes were retired in October 2024 in connection with the issuance of the 2029 Convertible Senior Notes.
Interest expense for the three months ended October 31, 2024 consists of stated interest of $1.5 million and non-cash interest expense of $0.5 million related to amortization of debt issuance costs. Interest expense for the three months ended October 31, 2023 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to the amortization of debt issuance costs.
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
Other income (expense), net during the three months ended October 31, 2024 was expense of $4.1 million as compared to expense of $13.7 million during the same period a year ago, due primarily to fluctuations in foreign currency exchange rates.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended October 31,
	2024	2023	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(6,370)	$(11,522)	$5,152	(45)%
Effective tax rate	(230)%	30%

We recognized an income tax benefit of $6.4 million and $11.5 million for the three months ended October 31, 2024 and 2023, respectively. The decrease in the amount of income tax benefit recorded for the three months ended October 31, 2024, compared to the same period a year ago was primarily due to an increase in the income before taxes and non-deductible executive compensation, offset by an increase in tax deductions from stock-based compensation, the U.S. Foreign-Derived Intangible Income (“FDII”) deduction, and research and development credits.
The effective tax rate of (230)% for the three months ended October 31, 2024 differs from the statutory U.S. Federal income tax rate of 21% primarily due to the impact of excess tax benefits related to stock-based compensation driven by the recent increase in the market value of our stock. The impact of these deductions on the effective tax rate are magnified by the near breakeven pre-tax income in the quarter. Other contributing factors were research and development credits and the FDII deduction, which were partially offset by non-deductible executive compensation.
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
The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which expenses and income are excluded or included in determining these non-GAAP financial measures. We urge investors to review the reconciliation of non-GAAP financial measures to the comparable GAAP financial measures included herein and not to rely on any single financial measure to evaluate our business.

The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Three Months Ended
	October 31,
	2024	2023
Gross profit reconciliation:
GAAP gross profit	$158,392	$112,292
Non-GAAP adjustments:
Stock-based compensation	7,978	8,346
Amortization of intangibles	485	485
Non-GAAP gross profit	$166,855	$121,123

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$(4,720)	$(33,781)
Non-GAAP adjustments:
Stock-based compensation	38,060	36,097
Amortization of intangibles	1,367	1,367
Acquisition consideration holdback	—	386
Non-GAAP income (loss) from operations	$34,707	$4,069

Net income (loss) reconciliation:
GAAP net income (loss)	$9,139	$(27,071)
Non-GAAP adjustments:
Stock-based compensation	38,060	36,097
Amortization of intangibles	1,367	1,367
Acquisition consideration holdback	—	386
Amortization of debt issuance costs	545	430
Changes in fair value of strategic investment	53	—
Retirement of debt (1)	300	—
Tax impact of non-GAAP adjustments	(12,667)	(11,493)
Non-GAAP net income (loss)	$36,797	$(284)

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(6,370)	$(11,522)
Non-GAAP adjustments:
Stock-based compensation	5,575	3,379
Amortization of intangibles	200	128
Acquisition consideration holdback	—	36
Amortization of debt issuance costs	80	40
Changes in fair value of strategic investment	(8)	—
Retirement of debt (1)	44	—
Tax impact of non-GAAP adjustments	6,776	7,910
Non-GAAP tax provision (benefit)	$6,297	$(29)

	Three Months Ended
	October 31,
	2024	2023
Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$0.11	$(0.33)
Non-GAAP adjustments:
Stock-based compensation	0.44	0.44
Amortization of intangibles	0.02	0.02
Acquisition consideration holdback	—	—
Amortization of debt issuance costs	0.01	0.01
Changes in fair value of strategic investment	—	—
Retirement of debt (1)	—	—
Tax impact of non-GAAP adjustments	(0.15)	(0.14)
Non-GAAP net income (loss) per share — diluted	$0.43	$—

Shares used in computing non-GAAP net income (loss) per share amounts:
GAAP and pro forma weighted average shares — diluted	85,960,868	81,690,912
(1) During the three months ended October 31, 2024, we recorded $0.3 million as a loss on the induced conversion of a portion of the 2025 Convertible Senior Notes in other income (expense). Prior to the first quarter of fiscal year 2025, there were no transactions similar to the retirement of debt in any periods presented on the condensed consolidated statements of operations.
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	October 31, 2024	July 31, 2024
Cash, cash equivalents, and investments	$1,480,448	$1,129,453
Working capital	$1,022,055	$457,899
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
As of October 31, 2024, approximately $60.3 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Working Capital
Our working capital increased to $1,022.1 million as of October 31, 2024 compared to $457.9 million as of July 31, 2024, primarily due to net proceeds received of $413.6 million from the issuance of the 2029 Convertible Senior Notes. A portion of the gross proceeds were used to purchase capped calls related to the 2029 Convertible Senior Notes and the retirement of a portion of the 2025 Convertible Senior Notes. We are required to and have the ability to settle the principal of the 2025 Convertible Senior Notes and 2029 Convertible Senior Notes in cash, and any conversion premium in cash, equity, or a combination of both.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. During the three months ended October 31, 2024, we did not repurchase any shares of our common stock. As of October 31, 2024, $138.2 million remained available for future share repurchases.

Cash Flows
Our cash flows from operations are significantly impacted by the timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, commissions, payroll taxes, and other taxes. We expect that we will generate positive cash flows from operations on an annual basis in the future, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during our first fiscal quarter, which is the quarter ending October 31, as we generally pay cash bonuses to our employees for the prior fiscal year and seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter of the prior year. Additionally, our capital expenditures may fluctuate depending on future office build outs and software development activities subject to capitalization.
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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended October 31,
	2024	2023
Net cash provided by (used in) operating activities	$(62,305)	$(72,083)
Net cash provided by (used in) investing activities	$(77,601)	$(27,793)
Net cash provided by (used in) financing activities	$415,507	$—
Cash Flows from Operating Activities
Net cash used in operating activities was $62.3 million for the three months ended October 31, 2024 compared to net cash used in operating activities of $72.1 million during the three months ended October 31, 2023. This $9.8 million decrease in operating cash used was attributable to a $46.1 million decrease in net loss, after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items, offset by a $36.3 million increase in cash used by working capital activities.
Cash Flows from Investing Activities
Net cash used in investing activities was $77.6 million for the three months ended October 31, 2024 compared to net cash used in investing activities of $27.8 million during the three months ended October 31, 2023. The $49.8 million increase in cash used in investing activities was primarily due to net purchases in excess of maturities and sales of available-for-sale securities being higher compared to the same period a year ago by $48.9 million, an increase in cash used to acquire strategic investments of $0.5 million, and an increase in purchases of property and equipment and capitalized software development costs of $0.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended October 31, 2024 was $415.5 million compared to no cash provided by financing activities for the three months ended October 31, 2023. This $415.5 million increase in cash provided by financing activities was due to $672.8 million cash received, net of paid issuance costs, from the issuance of the 2029 Convertible Senior Notes and $1.9 million cash received from the issuance of common stock upon exercise of stock options, which were partially offset by $58.8 million used to purchase capped calls related to the 2029 Convertible Senior Notes and $200.4 million used to retire $120.9 million aggregate principal amount of the 2025 Convertible Senior Notes.

Commitments and Contractual Obligations
Except as discussed below, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2024.
During the three months ended October 31, 2024, we retired $120.9 million aggregate principal amount of the 2025 Convertible Senior Notes in cash for $200.5 million, which included related accrued interest of $0.1 million, and issued $690.0 million aggregate principal amount of the 2029 Convertible Senior Notes.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through October 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of October 31, 2024 and July 31, 2024 were $1,480.4 million and $1,129.5 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $3.8 million and $3.3 million in the market value of our available-for-sale securities as of October 31, 2024 and July 31, 2024, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the three months ended October 31, 2024 and 2023, we recorded a foreign currency loss of $3.8 million and $13.7 million, respectively, as a component of other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $45.0 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2024 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
From time to time, we are involved in legal proceedings that arise in the ordinary course of our business. Any such proceedings, whether meritorious or not, could be time consuming, costly, and result in the diversion of significant operational resources and/or management time.
Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any legal proceeding in which the outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business or financial position. See Note 6 “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include (but are not limited to) the following:
•our quarterly and annual results may fluctuate significantly due to a number of factors, including, but not limited to, economic conditions, customer behavior, contract provisions and changes, operational costs, seasonality, and other uncertainties, which could impact our stock price;
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
•lengthy and variable sales and implementation cycles, with factors beyond our control, including competitive pressures, potentially causing expenditure of significant time and resources prior to revenue generation;
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
•the impact of a recession or any other adverse global economic condition on our business, including public health crises, such as epidemics and pandemics, changes in political climate, geographic and political conflicts, trade tariffs, trade agreements, and other uncertainties that may cause a delay in entering into, a failure to enter into, or cancellation of significant customer agreements or the fulfillment of professional service arrangements;
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
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. Further, due to multi-year term licenses and multi-year term license renewals, increased cloud-based subscription services, timing of and billing rates for professional services engagements, and other ongoing aspects of our business, it is challenging to forecast our quarterly and annual results.
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
The market for our products is constantly evolving, and our pricing and packaging decisions are made based on the best information available at the time, but may change significantly in the future from our expectations. We are continually analyzing and refining our pricing and packaging models to adapt to this dynamic environment. For example, we may need to change our pricing in future periods in response to market demands, the inflation and interest rate environment, or increased costs. Our contracts are often multi-year in duration and our inability to foresee changing events could impact the profitability of certain contracts. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively in each market. In addition, if our mix or bundle of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition. In addition, we cannot predict whether our current or prospective customers, or the market in general, will accept these changes. If these adjustments do not gain acceptance, our business and operational results could be adversely affected. Failure to identify an optimal pricing and packaging strategy may harm our business and operational outcomes. Should customers reject our new or modified pricing plans, we may face increasing challenges in attracting new customers and retaining existing ones, particularly if we apply new pricing models to current customer subscriptions.
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
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, including most recently in August 2021, we acquired HazardHub, Inc., a leading insurtech provider of property risk insights. Acquisitions and alliances, such as our strategic partnerships with One Inc. and Smart Communications, may result in unforeseen operating difficulties and expenditures, be dilutive to earnings, negatively impact margins, and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, the timing of revenue from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, may be different than the timing of revenue from existing products. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with existing products. A delay in the recognition of revenue from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
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
At present, multiple jurisdictions are taking a heightened interest in AI and machine learning. There has been a recent wave of policy and regulatory responses from various governments rolling out action plans for risk mitigation to legislation being introduced to generally oversee the use of AI. For example, in 2023, the President of the United States issued an executive order, promulgating guidelines to executive departments, and various states have enacted legislation relating to disclosure requirements for the use of AI, and in the EU, the EU Artificial Intelligence Act (“EU AI Act”), adopted in 2024, establishes a comprehensive, risk-based governance framework and applies to, amongst other entities, providers, importers, and distributors of AI systems or general-purpose AI models that are placed on the EU market or put into service or used in the EU. There is a risk that our current or future products may be subject to heightened obligations under the EU AI Act, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. New or evolving regulations relating to rapidly evolving generative AI and machine learning technologies may impose additional rules and restrictions on the use of the AI in our products.
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
Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal data. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including, for example, the California Consumer Privacy Act and the California Privacy Rights Act, which substantially went into effect on January 1, 2023 and other state privacy laws enacted in recent years. New EU laws related to the use of data, including in the Digital Services Act, the EU Data Act, and the EU AI Act, may impose additional rules and restrictions on the use of the data in our products. Additionally, evolving regulations aimed at enhancing financial sector resilience, such as the Digital Operational Resilience Act, may impact our operations by requiring adaptations for risk management and compliance, potentially leading to increased costs and operational adjustments. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation, including class action lawsuits, if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by evolving privacy-related laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand.
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
As of October 31, 2024, we had outstanding an aggregate principal amount of $969.1 million of our Convertible Senior Notes, consisting of $279.1 million due March 2025 and $690.0 million due November 2029. In addition, we established a $300.0 million senior revolving credit facility, arranged by a syndicate of financial institutions, in December 2024. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
Holders of the 2025 Convertible Senior Notes may convert their notes at their option at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of March 15, 2025. Before August 1, 2029, holders of the 2029 Convertible Senior Notes will have the right to convert their notes only upon the occurrence of certain events, and on or after August 1, 2029, the 2029 Convertible Senior Notes become convertible at any time at the election of the holders until the close of business on the second scheduled trading day immediately preceding the maturity date of November 1, 2029. Upon conversion of the Convertible Senior Notes, we will be obligated to make cash payments. In addition, holders of our Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the

2025 Indenture and 2029 Indenture) at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. Although we are required to settle the 2025 Convertible Senior Notes using cash up to the principal amount of the 2025 Convertible Senior Notes and shares of our common stock for any conversion value, and we have the option to settle the 2029 Convertible Senior Notes in either cash or a combination of cash and shares, we may not have sufficient available cash or be able to obtain financing at the time we are required to settle the 2025 Convertible Senior Notes or the 2029 Convertible Senior Notes. Additionally, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the 2025 Indenture or 2029 Indenture or to pay any cash payable on future conversions of the Convertible Senior Notes as required by such Indenture would constitute a default under such Indenture. A default under the 2025 Indenture or 2029 Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and settle the Convertible Senior Notes or make cash payments upon conversions thereof.
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
Increased and complex scrutiny of sustainability matters may require us to incur additional costs or otherwise adversely impact our business.
Increased investor, governmental, and societal attention to and expectations around the wide range of issues generally referred to as sustainability matters and our response to the same, may result in increased costs (including, but not limited to, increased costs related to compliance, stakeholder engagement and contracting), impact our reputation, or otherwise negatively affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on sustainability matters, while other organizations are pushing corporations not to focus on sustainability matters in decision making. Both unfavorable sustainability ratings and engaging in activities designed to improve such ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent sustainability matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions in relation to sustainability matters in response to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect or outcome. Moreover, while we may create and publish voluntary disclosures regarding sustainability matters (in particular, information related to sustainability, environmental and human capital matters) from time to time, many of the statements in such voluntary disclosures are based on certain expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability, environmental and human capital matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or that otherwise cannot be independently verified.

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

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes that impact our business, our customers, or third parties we rely on can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, typhoons, windstorms, earthquakes, hail, tornadoes, explosions, volcanic eruptions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflicts such as the wars between Israel and Hamas and between Russia and Ukraine as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered damage from Hurricane Helene, wildfires in Maui, Hawaii and California, and heatwaves affecting the Pacific Northwest, while Turkey and Syria experienced severe earthquakes, Canada faced wildfires, and Australia experienced wildfires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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
The conversion feature of the Convertible Senior Notes may adversely affect our financial condition and results of operations.

As of October 15, 2024, the settlement method for our 2025 Convertible Senior Notes became “Combination Settlement” (as defined in the 2025 Indenture), requiring a combination of cash and shares of our common stock, with cash paid in lieu of fractional shares. Holders of our 2025 Convertible Senior Notes may convert their notes generally at any future time until shortly prior to their maturity date. Any such conversions will require us to use cash, which could negatively impact our liquidity and financial condition.
In the event the conditional conversion feature of the 2029 Convertible Senior Notes is triggered, holders of our 2029 Convertible Senior Notes will be entitled to convert their 2029 Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their 2029 Convertible Senior Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
Transactions relating to our Convertible Senior Notes may affect the value of our common stock.
The conversion of some or all of the Convertible Senior Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Convertible Senior Notes. Our 2025 Convertible Senior Notes are currently convertible and our 2029 Convertible Senior Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Convertible Senior Notes elect to convert their notes, in certain circumstances we will be required to settle our conversion obligation by delivering shares of our common stock, which would cause dilution to our existing stockholders.
In connection with the issuance of the 2025 Convertible Senior Notes and 2029 Convertible Senior Notes, we entered into capped call transactions with certain financial institutions (collectively, the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Convertible Senior Notes or 2029 Convertible Senior Notes. Such activities could cause a decrease in the market price of our common stock.
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

ITEM 5.Other Information
During the three months ended October 31, 2024, our officers and directors listed below adopted Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

Name and Title	Action	Date	Number of Shares to be Sold
Jeff Cooper, Chief Financial Officer	Adopted(1)	October 15, 2024	Up to 18,000(3)
Michael C. Keller, Chairman	Adopted(2)	October 15, 2024	Up to 4,647
Winston King, Chief Administrative Officer, General Counsel, and Secretary	Adopted(1)	October 15, 2024	Up to 21,000(3)
John Mullen, President	Adopted(1)	October 15, 2024	Up to 36,000
Mike Rosenbaum, Chief Executive Officer	Adopted(1)	October 15, 2024	Up to 71,400

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales occurring periodically from the estimated selling start date of January 15, 2025 and continuing through the earlier of the execution of all trading orders pursuant to the plan and December 31, 2025.
(2) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales occurring periodically from the estimated selling start date of January 15, 2025 and continuing through the earlier of the execution of all trading orders pursuant to the plan and June 30, 2025.
(3) This number represents an estimate of the maximum number of shares of common stock that may be sold pursuant to the trading plan, based on an assumed 40% tax withholding rate and the maximum payout of PSUs that have not yet achieved or vested. The actual number of shares sold will depend on the satisfaction of the conditions specified in the plan and the final tax withholding requirements at the time of sale.

In addition to sales under Rule 10b5-1(c) plans, pursuant to the terms of our equity incentive plans and awards thereunder, shares are sold at vesting to cover the holder’s tax liability associated with the vesting of such RSUs and PSUs.

ITEM 6.     Exhibits
The exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	December 21, 2022
3.2	Amended and Restated Bylaws	8-K	3.2	December 21, 2022
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	4.1	January 9, 2012
4.2	Indenture, dated as of October 18, 2024, between Guidewire Software, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	October 18, 2024
4.3	Form of certificate representing the 1.25% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.2)	8-K	4.2	October 18, 2024
10.1	Form of Capped Call Confirmations	8-K	10.1	October 18, 2024
10.2*	Credit Agreement, dated as of December 2, 2024, among Guidewire Software, Inc., as borrower, certain subsidiaries as guarantors, Bank of America, N.A., as administrative agent, and certain other lenders thereunder	8-K	10.1	December 5, 2024
19.1*	Insider Trading Policy and Guidelines	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith
99.6	Compensation Recovery (“Clawback”) Policy	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*    Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.
**    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	December 5, 2024	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)