Form 10-Q
period 2025-01-31
Guidewire Software, Inc.
filed 2025-03-07
CIK 1528396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On February 28, 2025, the registrant had 83,880,712 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2025	July 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$697,488	$547,992
Short-term investments	471,473	455,576
Accounts receivable, net of allowances of $1,737 and $646, respectively	123,001	137,339
Unbilled accounts receivable, net	114,481	87,031
Prepaid expenses and other current assets	71,683	67,596
Total current assets	1,478,126	1,295,534
Long-term investments	243,473	125,885
Unbilled accounts receivable, net	801	4,157
Property and equipment, net	54,079	55,409
Operating lease assets	43,142	43,750
Intangible assets, net	6,360	9,005
Goodwill	372,214	372,214
Deferred tax assets, net	281,034	253,085
Other assets	63,560	67,255
TOTAL ASSETS	$2,542,789	$2,226,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,921	$15,209
Accrued employee compensation	60,601	109,084
Deferred revenue, net	264,852	281,855
Convertible senior notes, net	178,966	398,903
Other current liabilities	29,341	32,584
Total current liabilities	558,681	837,635
Lease liabilities	33,983	34,721
Convertible senior notes, net	672,828	—
Deferred revenue, net	3,109	3,628
Other liabilities	5,452	7,578
Total liabilities	1,274,053	883,562
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,936,293	1,979,021
Accumulated other comprehensive income (loss)	(15,374)	(12,244)
Retained earnings (accumulated deficit)	(652,191)	(624,053)
Total stockholders’ equity	1,268,736	1,342,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,542,789	$2,226,294
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Revenue:
Subscription and support	$177,838	$131,642	$347,580	$259,269
License	63,694	71,083	101,064	105,108
Services	47,948	38,172	103,737	83,927
Total revenue	289,480	240,897	552,381	448,304
Cost of revenue:
Subscription and support	59,096	49,934	113,120	97,988
License	942	1,483	1,823	2,702
Services	50,290	47,074	99,894	92,916
Total cost of revenue	110,328	98,491	214,837	193,606
Gross profit:
Subscription and support	118,742	81,708	234,460	161,281
License	62,752	69,600	99,241	102,406
Services	(2,342)	(8,902)	3,843	(8,989)
Total gross profit	179,152	142,406	337,544	254,698
Operating expenses:
Research and development	70,268	65,458	139,148	127,927
Sales and marketing	55,452	49,181	106,930	93,762
General and administrative	41,709	40,177	84,463	79,200
Total operating expenses	167,429	154,816	330,541	300,889
Income (loss) from operations	11,723	(12,410)	7,003	(46,191)
Interest income	15,722	10,290	29,328	20,903
Interest expense	(4,183)	(1,692)	(6,245)	(3,375)
Other income (expense), net	(66,289)	10,776	(70,344)	(2,966)
Income (loss) before provision for (benefit from) income taxes	(43,027)	6,964	(40,258)	(31,629)
Provision for (benefit from) income taxes	(5,750)	(2,723)	(12,120)	(14,245)
Net income (loss)	$(37,277)	$9,687	$(28,138)	$(17,384)
Net income (loss) per share:
Basic	$(0.45)	$0.12	$(0.34)	$(0.21)
Diluted	$(0.45)	$0.12	$(0.34)	$(0.21)
Shares used in computing net income (loss) per share:
Basic	83,705,700	82,133,632	83,490,968	81,912,272
Diluted	83,705,700	83,305,080	83,490,968	81,912,272
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Net income (loss)	$(37,277)	$9,687	$(28,138)	$(17,384)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,298)	2,362	(3,360)	(1,145)
Unrealized gain (loss) on available-for-sale securities	(200)	2,822	357	3,846
Tax benefit (expense) on unrealized gain (loss) on available-for-sale securities	33	(622)	(71)	(795)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	60	(191)	(56)	(481)
Total other comprehensive income (loss)	(3,405)	4,371	(3,130)	1,425
Comprehensive income (loss)	$(40,682)	$14,058	$(31,268)	$(15,959)
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2024	83,025,637	$8	$1,979,021	$(12,244)	$(624,053)	$1,342,732
Net income (loss)	—	—	—	—	9,139	9,139
Issuance of common stock upon exercise of stock options	27,003	—	1,939	—	—	1,939
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	466,489	—	—	—	—	—
Stock-based compensation	—	—	38,167	—	—	38,167
Purchase of capped calls	—	—	(58,788)	—	—	(58,788)
Retirement of convertible senior notes	—	—	(79,366)	—	—	(79,366)
Deferred tax asset related to debt issuance of convertible senior notes	—	—	13,931	—	—	13,931
Foreign currency translation adjustment	—	—	—	(62)	—	(62)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	453	—	453
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(116)	—	(116)
Balance as of October 31, 2024	83,519,129	$8	$1,894,904	$(11,969)	$(614,914)	$1,268,029
Net income (loss)	—	—	—	—	(37,277)	(37,277)
Issuance of common stock upon exercise of stock options	8,556	—	525	—	—	525
Issuance of common stock upon vesting of RSUs	352,891	—	—	—	—	—
Stock-based compensation	—	—	40,864	—	—	40,864
Foreign currency translation adjustment	—	—	—	(3,298)	—	(3,298)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(167)	—	(167)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	60	—	60
Balance as of January 31, 2025	83,880,576	$8	$1,936,293	$(15,374)	$(652,191)	$1,268,736

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2023	81,440,669	$8	$1,831,267	$(13,859)	$(617,950)	$1,199,466
Net income (loss)	—	—	—	—	(27,071)	(27,071)
Issuance of common stock upon exercise of stock options	42	—	1	—	—	1
Issuance of common stock upon vesting of RSUs	489,783	—	—	—	—	—
Stock-based compensation	—	—	36,199	—	—	36,199
Foreign currency translation adjustment	—	—	—	(3,507)	—	(3,507)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	851	—	851
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(290)	—	(290)
Balance as of October 31, 2023	81,930,494	$8	$1,867,467	$(16,805)	$(645,021)	$1,205,649
Net income (loss)	—	—	—	—	9,687	9,687
Issuance of common stock upon exercise of stock options	327	—	3	—	—	3
Issuance of common stock upon vesting of RSUs	391,289	—	—	—	—	—
Stock-based compensation	—	—	36,403	—	—	36,403
Foreign currency translation adjustment	—	—	—	2,362	—	2,362
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	2,200	—	2,200
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(191)	—	(191)
Balance as of January 31, 2024	82,322,110	$8	$1,903,873	$(12,434)	$(635,334)	$1,256,113
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,138)	$(17,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,573	10,934
Amortization of debt issuance costs	1,724	862
Amortization of contract acquisition costs	9,871	8,745
Stock-based compensation	79,008	72,524
Changes to allowance for credit losses and revenue reserves	1,090	(194)
Deferred income tax	(14,159)	(17,390)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(6,549)	(6,223)
Gain on sale of strategic investments	(3,671)	(1,758)
Changes in fair value of strategic investments	238	—
Loss on retirement of debt	53,565	—
Other non-cash items affecting net income (loss)	3	(46)
Changes in operating assets and liabilities:
Accounts receivable	12,817	22,547
Unbilled accounts receivable	(24,094)	1,102
Prepaid expenses and other assets	(11,845)	(12,531)
Operating lease assets	608	4,046
Accounts payable	10,150	(12,212)
Accrued employee compensation	(46,878)	(39,657)
Deferred revenue	(17,522)	(13,756)
Lease liabilities	(151)	(3,245)
Other liabilities	(3,954)	804
Net cash provided by (used in) operating activities	23,686	(2,832)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(429,742)	(314,846)
Maturities and sales of available-for-sale securities	303,111	267,416
Purchases of property and equipment	(1,633)	(3,990)
Capitalized software development costs	(7,156)	(6,058)
Acquisition of strategic investments	(772)	(250)
Sale of strategic investments	5,671	6,508
Net cash provided by (used in) investing activities	(130,521)	(51,220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	671,840	—
Payment for the retirement of convertible senior notes	(353,535)	—
Purchase of capped calls	(58,788)	—
Payment of revolving credit facility costs	(2,065)	—
Proceeds from issuance of common stock upon exercise of stock options	2,464	4
Net cash provided by (used in) financing activities	259,916	4
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(3,585)	(1,561)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	149,496	(55,609)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	549,184	406,790
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$698,680	$351,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,076	$2,500
Cash paid for income taxes, net of tax refunds	$3,970	$2,743
Accruals for purchase of property and equipment	$453	$759
Accruals for capitalized software development costs	$492	$458
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
Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. As of January 31, 2025 and July 31, 2024, unearned acquisition consideration holdback of $1.2 million was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
No customer individually accounted for 10% or more of the Company’s revenue for the three and six months ended January 31, 2025 and 2024. As of January 31, 2025 and July 31, 2024, we had one customer, which were different customers in each period, which accounted for 10% or more of the Company's accounts receivable.

Recently Adopted Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard was early adopted by the Company beginning August 1, 2024 and applied retrospectively for all periods presented, including the retirement of its convertible senior notes due March 2025. See Note 5 “Debt.” The new standard did not have an impact on prior periods presented in the condensed consolidated financial statements.
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
2. Revenue
Disaggregation of Revenue
Revenue by product type is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Subscription and support
Subscription	$161,659	$113,125	$314,517	$222,722
Support	16,179	18,517	33,063	36,547
License
Term license	63,694	71,035	101,064	105,012
Perpetual license	—	48	—	96
Services	47,948	38,172	103,737	83,927
Total revenue	$289,480	$240,897	$552,381	$448,304
Revenue by product type and by geography is as follows (in thousands):

	Three Months Ended January 31, 2025
	Subscription and support	License	Services	Total
United States	$118,644	$33,098	$33,420	$185,162
Canada	25,858	4,633	4,081	34,572
Other Americas	1,383	191	426	2,000
Total Americas	145,885	37,922	37,927	221,734
Total EMEA	19,108	18,780	7,408	$45,296
Total APAC	12,845	6,992	2,613	22,450
Total revenue	$177,838	$63,694	$47,948	$289,480

	Three Months Ended January 31, 2024
	Subscription and support	License	Services	Total
United States	$90,175	$36,775	$26,566	$153,516
Canada	18,337	4,885	1,939	25,161
Other Americas	1,495	180	359	2,034
Total Americas	110,007	41,840	28,864	180,711
Total EMEA	14,027	17,590	7,087	38,704
Total APAC	7,608	11,653	2,221	21,482
Total revenue	$131,642	$71,083	$38,172	$240,897

	Six Months Ended January 31, 2025
	Subscription and support	License	Services	Total
United States	$231,458	$45,956	$70,994	$348,408
Canada	50,844	9,867	10,662	71,373
Other Americas	2,893	527	911	4,331
Total Americas	285,195	56,350	82,567	424,112
Total EMEA	37,107	27,798	15,587	80,492
Total APAC	25,278	16,916	5,583	47,777
Total revenue	$347,580	$101,064	$103,737	$552,381

	Six Months Ended January 31, 2024
	Subscription and support	License	Services	Total
United States	$176,926	$49,506	$57,567	$283,999
Canada	36,779	7,803	4,133	$48,715
Other Americas	2,985	502	921	4,408
Total Americas	216,690	57,811	62,621	337,122
Total EMEA	27,965	26,955	16,701	71,621
Total APAC	14,614	20,342	4,605	39,561
Total revenue	$259,269	$105,108	$83,927	$448,304

No country or region other than those listed above, accounted for more than 10% of revenue during the three and six months ended January 31, 2025 and 2024.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	January 31, 2025	July 31, 2024
Unbilled accounts receivable, net	$115,282	$91,188
Contract acquisition costs, net	$50,478	$54,689
Costs to fulfill a contract, net	$8,592	$10,710
Deferred revenue, net	$267,961	$285,483
As of January 31, 2025 and July 31, 2024, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract acquisition costs
The current portion of contract acquisition costs of $17.1 million and $17.7 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of January 31, 2025 and July 31, 2024, respectively. The non-current portion of contract acquisition costs of $33.4 million and $37.0 million is included in other assets in the Company’s condensed consolidated balance sheets as of January 31, 2025 and July 31, 2024, respectively. The Company amortized $4.7 million and $4.7 million of contract acquisition costs during the three months ended January 31, 2025 and 2024, respectively, and amortized $9.9 million and $8.7 million of contract acquisition costs during the six months ended January 31, 2025 and 2024, respectively.
Costs to fulfill a contract
The current portion of costs to fulfill a contract of $6.1 million and $6.0 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of January 31, 2025 and July 31, 2024, respectively. The non-current portion of costs to fulfill a contract of $2.5 million and $4.7 million is included in other assets in the Company’s condensed consolidated balance sheets as of January 31, 2025 and July 31, 2024, respectively. The Company amortized $2.7 million and $2.7 million of costs to fulfill a contract during the three months ended January 31, 2025 and 2024, respectively, and amortized $5.4 million and $5.1 million of costs to fulfill a contract during the six months ended January 31, 2025 and 2024, respectively.
Deferred revenue
During the three and six months ended January 31, 2025, the Company recognized revenue of approximately $62.1 million and $193.9 million, respectively, related to the Company’s gross deferred revenue balance as of July 31, 2024.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $2.1 billion as of January 31, 2025. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	January 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$72,990	$160	$(15)	$73,135
Certificates of deposit	63,392	—	—	63,392
Commercial paper	160,357	—	—	160,357
Corporate bonds	316,469	731	(108)	317,092
Foreign government bonds	3,417	18	—	3,435
Money market funds	498,673	—	—	498,673
U.S. Government agency securities	46,450	8	(14)	46,444
U.S. Government bonds	129,073	95	(100)	129,068
Total	$1,290,821	$1,012	$(237)	$1,291,596

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$58,812	$116	$(61)	$58,867
Certificates of deposit	46,900	—	—	46,900
Commercial paper	138,598	—	—	138,598
Corporate bonds	245,817	564	(107)	246,274
Foreign government bonds	5,590	21	(15)	5,596
Money market funds	360,881	—	—	360,881
U.S. Government agency securities	33,499	12	(12)	33,499
U.S. Government bonds	89,928	72	(117)	89,883
Total	$980,025	$785	$(312)	$980,498
The Company does not consider any portion of the unrealized losses at January 31, 2025 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	January 31, 2025
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$27,261	$45,874	$73,135
Certificates of deposit	63,392	—	63,392
Commercial paper	160,357	—	160,357
Corporate bonds	169,403	147,689	317,092
Foreign government bonds	1,598	1,837	3,435
Money market funds	498,673	—	498,673
U.S. Government agency securities	28,541	17,903	46,444
U.S. Government bonds	98,898	30,170	129,068
Total	$1,048,123	$243,473	$1,291,596

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
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$66,001	$—	$66,001
Money market funds	498,673	—	—	498,673
U.S. Government agency securities	—	4,996	—	4,996
U.S. Government bonds	—	6,980	—	6,980
Total cash equivalents	498,673	77,977	—	576,650
Short-term investments:
Asset-backed securities	—	27,261	—	27,261
Certificates of deposit	—	63,392	—	63,392
Commercial paper	—	94,356	—	94,356
Corporate bonds	—	169,403	—	169,403
Foreign government bonds	—	1,598	—	1,598
U.S. Government agency securities	—	23,545	—	23,545
U.S. Government bonds	—	91,918	—	91,918
Total short-term investments	—	471,473	—	471,473
Long-term investments:
Asset-backed securities	—	45,874	—	45,874
Corporate bonds	—	147,689	—	147,689
Foreign government bonds	—	1,837	—	1,837
U.S. Government agency securities	—	17,903	—	17,903
U.S. Government bonds	—	30,170	—	30,170
Total long-term investments	—	243,473	—	243,473
Total	$498,673	$792,923	$—	$1,291,596

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$38,156	$—	$38,156
Money market funds	360,881	—	—	360,881
Total cash equivalents	360,881	38,156	—	399,037
Short-term investments:
Asset-backed securities	—	18,826	—	18,826
Certificates of deposit	—	46,900	—	46,900
Commercial paper	—	100,442	—	100,442
Corporate bonds	—	177,081	—	177,081
Foreign government bonds	—	3,756	—	3,756
U.S. Government agency securities	—	32,605	—	32,605
U.S. Government bonds	—	75,966	—	75,966
Total short-term investments	—	455,576	—	455,576
Long-term investments:
Asset-backed securities	—	40,041	—	40,041
Corporate bonds	—	69,193	—	69,193
Foreign government bonds	—	1,840	—	1,840
U.S. Government agency securities	—	894	—	894
U.S. Government bonds	—	13,917	—	13,917
Total long-term investments	—	125,885	—	125,885
Total	$360,881	$619,617	$—	$980,498
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
The fair value of the 2025 Convertible Senior Notes was $331.7 million and $528.0 million at January 31, 2025 and July 31, 2024, respectively, and the fair value of the 2029 Convertible Senior Notes was $751.3 million at January 31, 2025. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).
In October 2024 and December 2024, the Company retired $120.9 million and $100.0 million aggregate principal amount of the 2025 Convertible Senior Notes, respectively, in cash for $200.5 million and $153.5 million, respectively, which included related accrued interest of $0.1 million and $0.3 million, respectively. See Note 5 “Debt.”

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
During the three and six months ended January 31, 2025, one of the Company’s investees was acquired by a publicly-traded company. As a result, the Company received $5.7 million in consideration for its equity interest in the investee, composed of $3.4 million cash and $2.4 million of the acquirer’s shares, which were subsequently sold prior to January 31, 2025 for $2.3 million, and recognized a $3.7 million gain in excess of cost in other income (expense), net on the condensed consolidated statements of operations.
During the three and six months ended January 31, 2024, one of the Company’s investees was acquired by a privately-held limited partnership. As a result, the Company received $12.1 million in consideration for its equity interest in the investee, composed of $6.5 million cash and $5.6 million of an ownership interest in the privately-held limited partnership, and recognized a $1.8 million gain in excess of cost in other income (expense), net on the condensed consolidated statements of operations.
The following table summarizes the unrealized and realized gains (losses) on strategic investments (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Unrealized gains (losses), net, recognized on privately held equity securities measured using net asset value	$(291)	$—	$(238)	$—
Unrealized gains (losses), net	(291)	—	(238)	—
Realized gains (losses), net on sales of strategic investments	3,671	1,758	3,671	1,758
Gains (losses) on strategic investments, net	$3,380	$1,758	$3,433	$1,758
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	January 31, 2025	July 31, 2024
Equity investments using the measurement alternative	$17,513	$18,740
Equity investment using net asset value	$3,423	$3,661

4. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For calculating diluted earnings per share, the Company uses the treasury stock method for options to purchase common stock, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”) and the if-converted method for the Convertible Senior Notes. RSUs and PSUs are collectively referred to as “Stock Awards.”
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(37,277)	$9,687	$(28,138)	$(17,384)
Net income (loss) per share:
Basic	$(0.45)	$0.12	$(0.34)	$(0.21)
Diluted	$(0.45)	$0.12	$(0.34)	$(0.21)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	83,705,700	82,133,632	83,490,968	81,912,272
Weighted average effect of dilutive stock options	—	50,171	—	—
Weighted average effect of dilutive stock awards	—	1,121,277	—	—
Diluted	83,705,700	83,305,080	83,490,968	81,912,272
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Stock options	136,996	—	145,764	184,669
Stock awards	3,613,201	502,562	3,529,933	3,299,881
Convertible senior notes	615,148	3,516,480	560,716	3,516,480
During the three and six months ended January 31, 2025, the average market price of the Company’s common stock exceeded the initial conversion price of the 2025 Convertible Senior Notes, however the conversion premium was excluded from the computation of diluted net income (loss) per share for these periods as they would be anti-dilutive due to the net loss incurred in those periods. During the three and six months ended January 31, 2024, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2025 Convertible Senior Notes.
During the three and six months ended January 31, 2025, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2029 Convertible Senior Notes.

5. Debt
The net carrying value of debt instruments and unamortized debt issuance costs was as follows (in thousands):

Debt Instrument	Maturity Date	Effective Interest Rate	January 31, 2025	July 31, 2024
2025 convertible senior notes	March 15, 2025	1.7%	$179,055	$400,000
2029 convertible senior notes	November 1, 2029	1.8%	690,000	—
2025 credit facility			—	—
Total principal amount			869,055	400,000
Less: unamortized debt issuance costs			(17,261)	(1,097)
Net carrying amount of debt			851,794	398,903
Less: current portion of convertible senior notes, net			178,966	398,903
Non-current portion of convertible senior notes, net			$672,828	$—
The following table sets forth the interest expense recognized related to debt instruments (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Contractual interest expense	$2,880	$1,250	$4,391	$2,500
Amortization of debt issuance costs	1,179	432	1,724	862
Total	$4,059	$1,682	$6,115	$3,362
As of January 31, 2025, the if-converted value of the 2025 Convertible Senior Notes exceeded their outstanding principal amount by $13.1 million. As of January 31, 2025, the if-converted value of the 2029 Convertible Senior Notes did not exceed their outstanding principal amount.
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

As of October 15, 2024, under the terms of the 2025 Indenture, the Company is deemed to have elected “Combination Settlement,” as defined in the 2025 Indenture, pursuant to which it will settle future conversions of its outstanding $179.1 million principal amount solely in cash up to the principal amount converted, with any excess value to be settled in shares of the Company’s common stock.

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
In December 2024, the Company retired $100.0 million aggregate principal amount and $0.1 million of related debt issuance costs of the 2025 Convertible Senior Notes for $153.5 million in cash, which included related accrued interest of $0.3 million. The retirement was accounted for as a debt extinguishment resulting in an extinguishment expense of $53.3 million recorded in other income (expense), net on the condensed consolidated statements of operations.

2029 Convertible Senior Notes
In October 2024, the Company offered and sold $690.0 million aggregate principal amount of its 2029 Convertible Senior Notes. The 2029 Convertible Senior Notes were issued in accordance with the Indenture, dated as of October 18, 2024, between the Company and the Trustee (the “2029 Indenture”). The net proceeds from the issuance of the 2029 Convertible Senior Notes were $671.8 million after deducting issuance costs.
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

Capped Calls
In connection with each offering of the Convertible Senior Notes, the Company purchased capped calls with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). The initial strike price of the Capped Calls corresponds to the initial conversion price of each of the Convertible Senior Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. Additionally, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Calls were recorded in the period purchased as a reduction of the Company’s additional paid-in capital in the accompanying consolidated balance sheets and are not accounted for as derivatives.
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

Revolving Credit Facility
In December 2024, the Company entered into a revolving credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and certain other financial institutions from time to time thereto (with the administrative agent, the “Lenders”), which provides for a senior secured revolving credit facility in an aggregate principal amount of $300 million (the “2025 Credit Facility”). At the Company’s discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement.
The loans under the 2025 Credit Facility bear interest (i) for U.S. Dollar-denominated loans, at the Company’s option, at either (a) the bank’s base rate, plus an applicable margin ranging from 0.25% to 1.25% per annum, or (b) a term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.25% to 2.25% per annum, and (ii) for alternative currency-denominated loans, at the applicable alternative currency rate (whether a daily rate or a term rate), plus an applicable margin ranging from 1.25% to 2.25% per annum, in each case, such applicable margins to be determined based on the Company’s total net leverage ratio.
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
The Credit Agreement contains customary covenants, including, but not limited to, restrictions on the Company’s ability to merge and consolidate with other companies, dispose of assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions. The financial covenants require as of the end of each fiscal quarter that (a) the Company has a minimum consolidated net cash interest coverage ratio of 3.00:1.00 and (b) the Company does not exceed a maximum total net leverage ratio of 3.75:1.00. The maximum total net leverage ratio is subject to a step-up by 0.50:1.00 at the election of the Company for four fiscal quarters following certain material acquisitions, subject to certain customary exceptions.
The Company was in compliance with all covenants as of January 31, 2025.
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

The Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA (as defined in the Credit Agreement) events, in each case, subject to certain customary exceptions and grace periods. During the continuance of an event of default, the Lenders may take a number of actions, including, among others, declaring the entire aggregate amount then outstanding under the 2025 Credit Facility to be due and payable.
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
As of January 31, 2025, there were no outstanding borrowings under the 2025 Credit Facility.
6. Commitments and Contingencies
Except as discussed below, there has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2024.
During the six months ended January 31, 2025, the Company retired $220.9 million aggregate principal amount of the 2025 Convertible Senior Notes in cash for $354.0 million, which included related accrued interest of $0.5 million, and issued $690 million aggregate principal amount of the 2029 Convertible Senior Notes. See Note 5 “Debt.”
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims arising from the normal course of business activities. The Company has not recorded any accrual for claims as of January 31, 2025 or July 31, 2024. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2025 or July 31, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
7. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Stock-based compensation expense	$40,864	$36,403	$79,031	$72,602
Net impact of deferred stock-based compensation	84	24	(23)	(78)
Total stock-based compensation expense, net	$40,948	$36,427	$79,008	$72,524
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,773	$3,414	$6,913	$6,876
Cost of license revenue	36	53	72	148
Cost of services revenue	5,361	4,643	10,163	9,432
Research and development	10,469	10,138	20,293	20,124
Sales and marketing	10,880	8,190	20,568	15,919
General and administrative	10,429	9,989	20,999	20,025
Total stock-based compensation expense	$40,948	$36,427	$79,008	$72,524
Total unrecognized stock-based compensation expense related to the Company’s Stock Awards as of January 31, 2025 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Awards	333,252	2.3
Total unrecognized stock-based compensation expense	$333,252
Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2024	3,202,066	$86.60	$480,534
Granted	988,671	$176.01
Released	(819,380)	$97.63	$141,094
Canceled	(68,791)	$94.34
Balance as of January 31, 2025	3,302,566	$110.46	$697,733
Expected to vest as of January 31, 2025	3,302,566	$110.46	$697,733
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $211.27 and $150.07 on January 31, 2025 and July 31, 2024, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

In September 2023 and September 2024, certain executive officers were granted Stock Awards that cliff vest after three years, subject to continued service until such time, with the opportunity to increase the number of vested awards based on Company financial performance and, for a select number of awards, the market performance of the Company’s common stock. The fair value of the awards will be recognized over the three-year performance period and may increase or decrease depending on the estimated attainment of Company financial performance criteria. The Company determined the fair value of the portion of the awards subject to the market performance of the Company’s common stock using a Monte Carlo simulation model, which included the following assumptions:

	Six Months Ended
	January 31,
	2025	2024
Performance period	September 11, 2024 to September 11, 2027	September 13, 2023 to September 13, 2026
3-year historical volatility	36.0%	35.0%
3-year risk free rate	3.4%	4.5%
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
The Company recognized stock-based compensation related to PSUs of $5.8 million and $3.0 million during the three months ended January 31, 2025 and 2024, respectively, and $12.1 million and $7.1 million during the six months ended January 31, 2025 and 2024, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2024	166,838	$65.63	7.9	$14,088
Granted	—	$—
Exercised	(35,559)	$69.27		$3,716
Canceled	—	$—
Balance as of January 31, 2025	131,279	$64.64	7.3	$19,250
Vested and expected to vest as of January 31, 2025	131,279	$64.64	7.3	$19,250
Exercisable as of January 31, 2025	131,279	$64.64	7.3	$19,250
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $211.27 and $150.07 on January 31, 2025 and July 31, 2024, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
During the three and six months ended January 31, 2025 and 2024, the Company did not repurchase any shares of common stock. As of January 31, 2025, $138.2 million remained available for future share repurchases subject to our compliance with the terms of the Credit Agreement.

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
Global Events
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. For instance, ongoing conflicts such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, escalating tensions in the South China Sea, inflation, previous bank failures in the United States and Switzerland, and supply chain issues have contributed to global economic and market volatility in recent years. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.
Our business and financial results have been and may in the future be impacted due to these disruptions, which may affect our ARR and revenue growth rates, sales cycles, services revenue and margins, operating cash flow and expenses, employee attrition, hiring and onboarding necessary personnel, allowance for collectibility of accounts receivable and unbilled receivables, and the change in fair value of strategic investments. Additionally, inflation levels and political uncertainty are impacting the global economy and have magnified the impact of these disruptions.
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

Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. During the six months ended January 31, 2025, the recurring license and support or subscription contract value recognized as services revenue was $4.6 million.
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
As of January 31, 2025, ARR was $918 million, compared to $864 million as of July 31, 2024. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
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

	Six Months Ended January 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$23,686	$(2,832)
Purchases of property and equipment	(1,633)	(3,990)
Capitalized software development costs	(7,156)	(6,058)
Free cash flow	$14,897	$(12,880)

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

	Three Months Ended January 31,
	2025	As a % of total revenue	2024	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$177,838	61%	$131,642	55%
License	63,694	22	71,083	29
Services	47,948	17	38,172	16
Total revenue	289,480	100	240,897	100
Cost of revenue:
Subscription and support	59,096	20	49,934	21
License	942	—	1,483	1
Services	50,290	17	47,074	20
Total cost of revenue	110,328	37	98,491	42
Gross profit:
Subscription and support	118,742	41	81,708	34
License	62,752	22	69,600	28
Services	(2,342)	—	(8,902)	(4)
Total gross profit	179,152	63	142,406	58
Operating expenses:
Research and development	70,268	24	65,458	27
Sales and marketing	55,452	19	49,181	20
General and administrative	41,709	14	40,177	17
Total operating expenses	167,429	57	154,816	64
Income (loss) from operations	11,723	6	(12,410)	(6)
Interest income	15,722	5	10,290	4
Interest expense	(4,183)	(1)	(1,692)	(1)
Other income (expense), net	(66,289)	(23)	10,776	4
Income (loss) before provision for (benefit from) income taxes	(43,027)	(13)	6,964	1
Provision for (benefit from) income taxes	(5,750)	(2)	(2,723)	(1)
Net income (loss)	$(37,277)	(11)%	$9,687	2%

	Six Months Ended January 31,
	2025	As a % of total revenue	2024	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$347,580	63%	$259,269	58%
License	101,064	18	105,108	23
Services	103,737	19	83,927	19
Total revenue	552,381	100	448,304	100
Cost of revenue:
Subscription and support	113,120	20	97,988	22
License	1,823	—	2,702	1
Services	99,894	18	92,916	21
Total cost of revenue	214,837	38	193,606	44
Gross profit:
Subscription and support	234,460	43	161,281	36
License	99,241	18	102,406	22
Services	3,843	1	(8,989)	(2)
Total gross profit	337,544	62	254,698	56
Operating expenses:
Research and development	139,148	25	127,927	29
Sales and marketing	106,930	19	93,762	21
General and administrative	84,463	15	79,200	18
Total operating expenses	330,541	59	300,889	68
Income (loss) from operations	7,003	3	(46,191)	(12)
Interest income	29,328	5	20,903	5
Interest expense	(6,245)	(1)	(3,375)	(1)
Other income (expense), net	(70,344)	(13)	(2,966)	(1)
Income (loss) before provision for (benefit from) income taxes	(40,258)	(6)	(31,629)	(9)
Provision for (benefit from) income taxes	(12,120)	(2)	(14,245)	(3)
Net income (loss)	$(28,138)	(4)%	$(17,384)	(6)%
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
License
A substantial majority of our license revenue consists of term license fees. Our term license revenue is primarily generated through license fees that are billed annually in advance during the term of the contract, including any renewals. Our term license fees are generally priced based on the amount of DWP that will be managed by our licensed software. Our term licenses are sold under an initial term with optional annual renewals after the initial term. Term license revenue for the committed term of the customer agreement is generally fully recognized upon delivery of the software or at the beginning of the renewal term. We do enter into license arrangements that have an initial term of two or more years and renewal terms of more than one year which results in significantly higher revenue in the initial year of the committed term than arrangements for our subscription services.
Services
Our services revenue is primarily derived from implementation and migration services performed for our customers, reimbursable travel expenses, and training fees. A majority of our services engagements are billed and revenue is recognized on a time and materials basis upon providing our services.

	Three Months Ended January 31,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$161,659	56%	$113,125	47%	$48,534	43%
Support	16,179	5	18,517	8	(2,338)	(13)%
License:
Term license	63,694	22	71,035	29	(7,341)	(10)%
Perpetual license	—	—	48	—	(48)	(100)%
Services	47,948	17	38,172	16	9,776	26%
Total revenue	$289,480	100%	$240,897	100%	$48,583	20%

	Six Months Ended January 31,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$314,517	57%	$222,722	50%	$91,795	41%
Support	33,063	6	36,547	8	(3,484)	(10)%
License:
Term license	101,064	18	105,012	23	(3,948)	(4)%
Perpetual license	—	—	96	—	(96)	(100)%
Services	103,737	19	83,927	19	19,810	24%
Total revenue	$552,381	100%	$448,304	100%	$104,077	23%
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

Subscription revenue increased by $48.5 million and $91.8 million during the three and six months ended January 31, 2025, respectively, compared to the same periods a year ago, primarily due to the impact of cloud transition agreements, new subscription agreements entered into and provisioned, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term since January 31, 2024.
Support revenue decreased by $2.3 million and $3.5 million during the three and six months ended January 31, 2025, respectively, compared to the same periods a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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
Term license revenue decreased by $7.3 million and $3.9 million during the three and six months ended January 31, 2025, compared to the same period a year ago, primarily due to agreements that migrated from a term license to a subscription service and, to a lesser extent, fewer expansion orders within our existing customer base, partially offset by an increase in license renewal fees. Ongoing revenue related to migration agreements is recorded as subscription revenue.
Services
Services revenue increased by $9.8 million and $19.8 million during the three and six months ended January 31, 2025, compared to the same period a year ago. Services revenue increased due to improved operational focus that resulted in higher utilization of services employees and more new subscription implementation and migration projects than projects that were completed over the past year.
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

Cost of Revenue:

	Three Months Ended January 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$59,096	$49,934	$9,162	18%
License	942	1,483	(541)	(36)%
Services	50,290	47,074	3,216	7%
Total cost of revenue	$110,328	$98,491	$11,837	12%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,773	$3,414	$359
Cost of license revenue	36	53	(17)
Cost of services revenue	5,361	4,643	718
Total	$9,170	$8,110	$1,060

	Six Months Ended January 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$113,120	$97,988	$15,132	15%
License	1,823	2,702	(879)	(33)%
Services	99,894	92,916	6,978	8%
Total cost of revenue	$214,837	$193,606	$21,231	11%

Includes stock-based compensation of:
Cost of subscription and support revenue	$6,913	$6,876	$37
Cost of license revenue	72	148	(76)
Cost of services revenue	10,163	9,432	$731
Total	$17,148	$16,456	$692

Cost of subscription and support revenue during the three months ended January 31, 2025 increased by $9.2 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $8.4 million from increased transaction volume on our cloud services, internal-use software amortization of $0.4 million, and royalties of $0.3 million.
Cost of subscription and support revenue during the six months ended January 31, 2025 increased by $15.1 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $16.7 million, royalties of $0.7 million, and internal-use software amortization of of $0.6 million, partially offset by decreases in professional services of $2.2 million and personnel costs of $0.7 million associated with the timing of benefits expenses.
Cloud infrastructure expense continues to benefit from the efficiencies that we are achieving from our development efforts associated with our GWCP platform and the five-year agreement we entered into with a cloud infrastructure services provider. As a result of efficiencies that we are seeing from our previous investments in cloud operations and development efforts, we continue to critically evaluate headcount additions, professional services contracts and third-party software costs, along with other investment opportunities. However, we expect cost of subscription and support revenue to increase in absolute dollars due to the increased number of customers utilizing our cloud services, the volume of transactions by our cloud customers, and the impact of inflation and other macroeconomic events.
The $0.5 million decrease in our cost of license revenue during the three months ended January 31, 2025, compared to the same period a year ago, was due to decreases in royalties of $0.3 million and in personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.2 million.

The $0.9 million decrease in our cost of license revenue during the six months ended January 31, 2025, compared to the same period a year ago, was primarily due to decreases in personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.5 million and royalties of $0.4 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $3.2 million increase in cost of services revenue during the three months ended January 31, 2025, compared to the same period a year ago, was primarily due to increases in subcontractor expenses of $2.4 million due to implementations involving our SI partners, personnel costs of $0.4 million, professional services of $0.2 million and travel costs of $0.2 million.
The $7.0 million increase in cost of services revenue during the six months ended January 31, 2025, compared to the same period a year ago, was primarily due to increases in subcontractor expenses of $5.6 million due to implementations involving our SI partners, personnel costs of $1.1 million, and travel costs of $0.2 million.
We had 591 cloud operations and technical support employees and 802 professional services employees at January 31, 2025, compared to 595 cloud operations and technical support employees and 770 professional services employees at January 31, 2024.
Gross Profit:

	Three Months Ended January 31,
	2025		2024		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$118,742	67%	$81,708	62%	$37,034	45%
License	62,752	99	69,600	98	(6,848)	(10)%
Services	(2,342)	(5)	(8,902)	(23)	6,560	74%
Total gross profit	$179,152	62%	$142,406	59%	$36,746	26%
Our gross profit increased $36.7 million during the three months ended January 31, 2025, compared to the same period a year ago. Gross profit was impacted by increases in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies and services gross profit due to an increase in service revenue in conjunction with the completion of certain implementation projects that required significant investment by us and higher utilization rates, partially offset by a decrease in license gross profit due to lower license revenue as customers migrate to subscription services.
Our gross margin increased to 62% during the three months ended January 31, 2025 from 59% during the same period a year ago. Gross margin was primarily impacted by the increases in subscription and support revenue at a higher margin due to cloud operations efficiencies, and services revenue due to completion of certain implementation projects that required significant investment by us and higher utilization rates.

	Six Months Ended January 31,
	2025		2024		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$234,460	67%	$161,281	62%	$73,179	45%
License	99,241	98	102,406	97	(3,165)	(3)%
Services	3,843	4	(8,989)	(11)	12,832	(143)%
Total gross profit	$337,544	61%	$254,698	57%	$82,846	33%
Our gross profit increased $82.8 million during the six months ended January 31, 2025, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies and improvements in services gross profit due to the completion of certain implementation projects that required significant investment by us and higher utilization rates, partially offset by a decrease in license gross profit due to lower license revenue as customers migrate to subscription services.
Our gross margin increased to 61% during the six months ended January 31, 2025, from 57% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies and improvements in services gross margin due to completion of certain implementation projects that required significant investment by us and higher utilization rates.

We expect subscription and support gross margin to continue to improve, though at a slower rate than in fiscal year 2024, over the next several years as we gain additional efficiencies and increase the number of cloud customers. We expect services gross margin to improve over time, but quarterly results may fluctuate, depending on the usage of subcontractors to supplement projects, investments in customer projects, and the utilization level of our services employees. We expect license gross margins to remain stable but gross profit to decline in general as customers migrate from licenses to subscription services, though this trend could be offset in certain periods in which we enter into new multi-year term licenses or multi-year term license renewals. Overall, we expect gross margins to continue to improve over time as improvements in subscription and support gross margin and services gross margin will more than offset the negative impact of revenue shifts away from high margin license revenue.
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

	Three Months Ended January 31,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$70,268	24%	$65,458	27%	$4,810	7%
Sales and marketing	55,452	19	49,181	20	6,271	13%
General and administrative	41,709	14	40,177	17	1,532	4%
Total operating expenses	$167,429	57%	$154,816	64%	$12,613	8%

Includes stock-based compensation of:
Research and development	$10,469		$10,138		$331
Sales and marketing	10,880		8,190		2,690
General and administrative	10,429		9,989		440
Total	$31,778		$28,317		$3,461

	Six Months Ended January 31,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$139,148	25%	$127,927	29%	$11,221	9%
Sales and marketing	106,930	19	93,762	21	13,168	14%
General and administrative	84,463	15	79,200	18	5,263	7%
Total operating expenses	$330,541	59%	$300,889	68%	$29,652	10%

Includes stock-based compensation of:
Research and development	$20,293		$20,124		$169
Sales and marketing	20,568		15,919		4,649
General and administrative	20,999		20,025		974
Total	$61,860		$56,068		$5,792

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $4.8 million increase in research and development expenses during the three months ended January 31, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs of $4.0 million associated with higher headcount, travel costs of $0.5 million, cloud hosting costs of $0.4 million, and software subscription costs of $0.4 million. These increases were partially offset by decreases in acquisition consideration holdback costs of $0.3 million and professional services of $0.2 million.
The $11.2 million increase in research and development expenses during the six months ended January 31, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs of $9.6 million associated with higher headcount, software subscription costs of $0.8 million, cloud hosting costs of $0.8 million and travel costs of $0.7 million. These increases were partially offset by decreases in acquisition consideration holdback costs of $0.7 million.
Our research and development headcount was 1,144 at January 31, 2025, compared with 1,087 at January 31, 2024.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to enhance and develop our product and services, but decrease as a percentage of revenue after our recent period of significant investment in cloud platform capabilities as overall hiring slows and we focus on hiring in lower cost regions. We continue to dedicate internal resources to develop, improve, and expand the functionality, efficiency, and security of our solutions in the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
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
The $6.3 million increase in sales and marketing expenses during the three months ended January 31, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs associated with higher headcount, including higher contract acquisition costs and stock-based compensation, of $5.8 million, travel costs of $1.2 million, and cloud hosting costs of $0.4 million, partially offset by a decrease in marketing and advertising costs of $1.0 million.
The $13.2 million increase in sales and marketing expenses during the six months ended January 31, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs, including contract acquisition costs and stock-based compensation, of $10.6 million, travel costs of $2.2 million, cloud hosting costs of $1.0 million, professional services costs of $0.3 million, and software subscription costs $0.2 million, partially offset by lower marketing and advertising costs of $1.0 million.
Our sales and marketing headcount was 496 at January 31, 2025, compared with 469 at January 31, 2024.
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
The $1.5 million increase in general and administrative expenses during the three months ended January 31, 2025, compared to the same period a year ago, was due to increases in professional services cost of $1.0 million, travel costs of $0.6 million, and software subscription costs of $0.2 million, partially offset by a decrease in personnel costs of $0.2 million.

The $5.3 million increase in general and administrative expenses during the six months ended January 31, 2025, compared to the same period a year ago, was due to increases in professional services costs of $2.0 million, travel costs of $1.3 million, bad debt expenses of $1.0 million, higher personnel costs of $0.5 million, and cloud hosting costs of $0.3 million.
Our general and administrative headcount was 474 at January 31, 2025, compared with 449 at January 31, 2024. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Three Months Ended January 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$15,722	$10,290	$5,432	53%
Interest expense	$(4,183)	$(1,692)	$(2,491)	147%
Other income (expense), net	$(66,289)	$10,776	$(77,065)	715%

	Six Months Ended January 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$29,328	$20,903	$8,425	40%
Interest expense	$(6,245)	$(3,375)	$(2,870)	85%
Other income (expense), net	$(70,344)	$(2,966)	$(67,378)	(2,272)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income increased $5.4 million and $8.4 million during the three and six months ended January 31, 2025, respectively, compared to the same periods a year ago, primarily due to the higher amount of funds available for investment due to the net cash received from our October 2024 debt offering and positive cash flow.
Interest Expense
Interest expense includes both stated interest and the amortization of debt issuance costs associated with the outstanding amount due on the aggregate principal amount of our 1.25% Convertible Senior Notes due 2025 (“2025 Convertible Senior Notes”) and the aggregate principal amount of our 1.25% Convertible Senior Notes due 2029 (the “2029 Convertible Senior Notes”, together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”). The amortization of debt issuance cost is recognized on an effective interest basis. A portion of the 2025 Convertible Senior Notes was retired in October 2024 in connection with the issuance of the 2029 Convertible Senior Notes and an additional portion of the 2025 Convertible Senior Notes was retired in December 2024 in transactions with certain holders of the notes. Interest expense also includes the amortization of issuance costs associated with our revolving credit agreement recognized on a straight-line basis.
Interest expense for the three months ended January 31, 2025 consists of stated interest of $2.9 million and non-cash interest expense of $1.2 million related to amortization of debt issuance costs. Interest expense for the three months ended January 31, 2024 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to the amortization of debt issuance costs.
Interest expense for the six months ended January 31, 2025 consists of stated interest of $1.9 million and non-cash interest expense of $1.7 million related to amortization of debt issuance costs. Interest expense for the six months ended January 31, 2024 consists of stated interest of $2.5 million and non-cash interest expense of $0.9 million related to the amortization of debt issuance costs.
Other Income (Expense), Net

Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. We have significant transactions in the following currencies: Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty. Other income (expense) also includes changes in the fair value of our strategic investments and expenses related to the retirement of a portion of our 2025 Convertible Senior Notes.
Other income (expense), net during the three months ended January 31, 2025 was expense of $66.3 million, compared to income of $10.8 million during the same period a year ago, primarily due to $53.3 million of expense related to the retirement of a portion of our 2025 Convertible Senior Notes and $25.8 million of higher expense related to fluctuations in foreign currency exchange rates, partially offset by $2.0 million higher gain from the sale of strategic investments.
Other income (expense), net during the six months ended January 31, 2025 was expense of $70.3 million, compared to expense of $3.0 million during the same period a year ago, primarily due to $53.6 million of expense related to the retirement of a portion of our 2025 Convertible Senior Notes and $15.8 million of higher expense related to fluctuations in foreign currency exchange rates, partially offset by $2.0 million higher gain from the sale of strategic investments.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended January 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(5,750)	$(2,723)	$(3,027)	111%
Effective tax rate	13%	(39)%

	Six Months Ended January 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(12,120)	$(14,245)	$2,125	(15)%
Effective tax rate	30%	45%
We recognized an income tax benefit of $5.8 million and $2.7 million for the three months ended January 31, 2025 and 2024, respectively, and an income tax benefit of $12.1 million and $14.2 million for the six months ended January 31, 2025 and 2024, respectively. The increase in the amount of income tax benefit recorded for the three months ended January 31, 2025, compared to the same period a year ago was primarily due to an increase in tax deductions from stock-based compensation, the U.S. Foreign-Derived Intangible Income (“FDII”) deduction, and research and development credits, offset by the debt retirement expense which is non-deductible for tax purposes. The decrease in the amount of income tax benefit recorded for the six months ended January 31, 2025, compared to the same period a year ago, was primarily due to the debt retirement expense which is non-deductible for tax purposes, offset by an increase in the deductions for stock-based compensation, FDII deduction, and research and development credits.
The effective tax rate of 13% and 30% for the three and six months ended January 31, 2025, respectively, differs from the statutory U.S. Federal income tax rate of 21% primarily due to the debt retirement expense which is non-deductible for tax purposes and other permanent differences related to stock-based compensation, research and development credits, foreign earnings taxed in the U.S., the FDII deduction, and certain non-deductible expenses, including the limitation on executive compensation.

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

The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Gross profit reconciliation:
GAAP gross profit	$179,152	$142,406	$337,544	$254,698
Non-GAAP adjustments:
Stock-based compensation	9,170	8,110	17,148	16,456
Amortization of intangibles	485	485	970	970
Non-GAAP gross profit	$188,807	$151,001	$355,662	$272,124

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$11,723	$(12,410)	$7,003	$(46,191)
Non-GAAP adjustments:
Stock-based compensation	40,948	36,427	79,008	72,524
Amortization of intangibles	1,278	1,367	2,645	2,734
Acquisition consideration holdback	—	299	—	685
Non-GAAP income (loss) from operations	$53,949	$25,683	$88,656	$29,752

Net income (loss) reconciliation:
GAAP net income (loss)	$(37,277)	$9,687	$(28,138)	$(17,384)
Non-GAAP adjustments:
Stock-based compensation	40,948	36,427	79,008	72,524
Amortization of intangibles	1,278	1,367	2,645	2,734
Acquisition consideration holdback	—	299	—	685
Amortization of debt issuance costs	1,179	432	1,724	862
Changes in fair value of strategic investment	291	—	238	—
Gain on sale of strategic investment	(3,671)	(1,758)	(3,671)	(1,758)
Retirement of debt (1)	53,265	—	53,565	—
Tax impact of non-GAAP adjustments	(12,084)	(7,327)	(24,751)	(18,820)
Non-GAAP net income (loss)	$43,929	$39,127	$80,620	$38,843

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(5,750)	$(2,723)	$(12,120)	$(14,245)
Non-GAAP adjustments:
Stock-based compensation	5,160	3,839	10,735	7,218
Amortization of intangibles	161	144	361	272
Acquisition consideration holdback	—	32	—	68
Amortization of debt issuance costs	149	46	229	86
Changes in fair value of strategic investment	37	—	29	—
Gain on sale of strategic investment	(463)	(191)	(463)	(191)
Retirement of debt (1)	6,712	—	6,756
Tax impact of non-GAAP adjustments	328	3,457	7,104	11,367
Non-GAAP tax provision (benefit)	$6,334	$4,604	$12,631	$4,575

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$(0.45)	$0.12	$(0.34)	$(0.21)
Non-GAAP adjustments:
Stock-based compensation	0.49	0.44	0.95	0.88
Amortization of intangibles	0.02	0.02	0.03	0.04
Acquisition consideration holdback	—	—	—	—
Amortization of debt issuance costs	0.01	0.01	0.02	0.02
Changes in fair value of strategic investment	—	—	—	—
Gain on sale of strategic investment	(0.04)	(0.02)	(0.04)	(0.02)
Retirement of debt (1)	0.64	—	0.64	—
Tax impact of non-GAAP adjustments	(0.14)	(0.09)	(0.30)	(0.23)
Interest expense on convertible debt	—	0.01	—	—
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	(0.02)	(0.03)	(0.02)	(0.01)
Non-GAAP net income (loss) per share — diluted	$0.51	$0.46	$0.94	$0.47

Shares used in computing non-GAAP net income (loss) per share amounts:
GAAP weighted average shares — diluted	83,705,700	83,305,080	83,490,968	81,912,272
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	2,510,517	3,516,480	2,494,953	1,031,222
Pro forma weighted average shares — diluted	86,216,217	86,821,560	85,985,921	82,943,494
(1) During the six months ended January 31, 2025, we recorded a $53.6 million loss on retirement of debt in other income (expense) comprised of a $53.3 million loss on extinguishment of a portion of the 2025 Convertible Senior Notes and a $0.3 million loss on the induced conversion of a portion of the 2025 Convertible Senior Notes. Prior to the first quarter of fiscal year 2025, there were no transactions similar to the retirement of debt in any periods presented on the condensed consolidated statements of operations.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	January 31, 2025	July 31, 2024
Cash, cash equivalents, and investments	$1,412,434	$1,129,453
Working capital	$919,445	$457,899
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
As of January 31, 2025, approximately $61.6 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Working Capital
Our working capital increased to $919.4 million as of January 31, 2025 compared to $457.9 million as of July 31, 2024, primarily due to net proceeds received of $412.7 million from the issuance of the 2029 Convertible Senior Notes in October 2024, where a portion of the gross proceeds were used to purchase capped calls related to the 2029 Convertible Senior Notes and the retirement of a portion of the 2025 Convertible Senior Notes. We are required to and have the ability to settle the principal of the 2025 Convertible Senior Notes and 2029 Convertible Senior Notes in cash, and any conversion premium in cash, equity, or a combination of both.
Revolving Credit Facility
In December 2024, we entered into a revolving credit agreement (the “Credit Agreement”), which provides for a senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “2025 Credit Facility”). At our discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement. As of January 31, 2025, there were no outstanding borrowings under the 2025 Credit Facility and we were in compliance with related covenants.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. During the six months ended January 31, 2025, we did not repurchase any shares of our common stock. As of January 31, 2025, $138.2 million remained available for future share repurchases subject to our compliance with the terms of the Credit Agreement.

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
We believe that our existing cash and cash equivalents and other sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development and cloud operations efforts, investments in cloud infrastructure, cybersecurity, and operating costs, and expansion into other markets. We also may invest in or acquire complementary businesses, applications or technologies, or may execute on a board-authorized share repurchase program, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Six Months Ended January 31,
	2025	2024
Net cash provided by (used in) operating activities	$23,686	$(2,832)
Net cash provided by (used in) investing activities	$(130,521)	$(51,220)
Net cash provided by (used in) financing activities	$259,916	$4
Cash Flows from Operating Activities
Net cash provided by operating activities was $23.7 million for the six months ended January 31, 2025 compared to net cash used in operating activities of $2.8 million during the six months ended January 31, 2024. This $26.5 million increase in cash provided by operating activities was attributable to a $54.5 million decrease in net loss, after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, loss on retirement of debt, and other non-cash items, partially offset by a $28.0 million increase in cash used by working capital activities.
Cash Flows from Investing Activities
Net cash used in investing activities was $130.5 million for the six months ended January 31, 2025 compared to net cash used in investing activities of $51.2 million during the six months ended January 31, 2024. The $79.3 million increase in cash used in investing activities was primarily due to higher net purchases in excess of maturities and sales of available-for-sale securities compared to the same period a year ago of $79.2 million, a decrease in cash received from the sale of strategic investments of $0.8 million, and an increase in strategic investments purchased of $0.5 million, partially offset by lower purchases of property and equipment and capitalized software development costs of $1.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended January 31, 2025 was $259.9 million compared to minimal cash provided by financing activities for the six months ended January 31, 2024. This $259.9 million increase in cash provided by financing activities was due to $671.8 million cash received, net of paid issuance costs, from the issuance of the 2029 Convertible Senior Notes and $2.5 million cash received from the issuance of common stock upon exercise of stock options, partially offset by $353.5 million used to retire $220.9 million aggregate principal amount of the 2025 Convertible Senior Notes, $58.8 million used to purchase capped calls related to the 2029 Convertible Senior Notes, and $2.1 million used to establish our revolving credit facility.

Commitments and Contractual Obligations
Except as discussed below, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2024.
During the six months ended January 31, 2025, we retired $220.9 million aggregate principal amount of the 2025 Convertible Senior Notes in cash for $354.0 million, which included related accrued interest of $0.5 million, and issued $690.0 million aggregate principal amount of the 2029 Convertible Senior Notes.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through January 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of January 31, 2025 and July 31, 2024 were $1,412.4 million and $1,129.5 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $4.4 million and $3.3 million in the market value of our available-for-sale securities as of January 31, 2025 and July 31, 2024, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Additionally, our 2025 Credit Facility, which was undrawn as of January 31, 2025, bears interest at floating rates, including (i) for U.S. Dollar-denominated loans, at our option, either the bank’s base rate plus 0.25% to 1.25% per annum or term SOFR (as defined in the Credit Agreement) plus 1.25% to 2.25% per annum, and (ii) for alternative currency-denominated loans, the applicable alternative currency rate plus 1.25% to 2.25% per annum, with margins determined based on our total net leverage ratio, thus exposing us to potential interest rate fluctuations should we decide to access the facility.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the six months ended January 31, 2025 and 2024, we recorded a foreign currency loss of $20.2 million and $4.6 million, respectively, as a component of other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $43.3 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2025 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include the following:
•our quarterly and annual results may fluctuate significantly due to a number of factors, including economic conditions, customer behavior, contract provisions and changes, operational costs, seasonality, and other uncertainties, which could impact our stock price;
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
Factors that may affect our results of operations include:
•the impact of economic downturns and related market volatility caused by economic volatility, inflation, bank failures and associated financial instability and crises, political uncertainties, or other national and worldwide events on our business and the businesses of our customers, partners, and vendors;
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
We currently anticipate that sales of, and revenue from, subscription services will continue to increase in the future. Subscriptions are recognized ratably over the term of the agreement after provisioning of the service. Over time, this may reduce the impact of our historic revenue seasonality, but in the near term the introduction of proportionally more subscription services into our revenue stream, together with their delayed and ratable recognition, will likely impact quarter-over-quarter and year-over-year revenue growth comparisons. Cash flow expectations and comparisons will most likely remain concentrated in the fourth fiscal quarter and could also be impacted because of the ramped nature of the annual installments of these multi-year subscription services arrangements. Additionally, ARR, which reflects the annualized recurring value of active customer contracts at the end of a reporting period, will be impacted by the seasonality of new sales orders and ramped nature of annual installments over the initial term, even if the revenue is recognized ratably.
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
•our term license agreements and multi-year term license renewals have annual billing arrangements even though revenue is recognized upfront for the entire committed term;
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
Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions or updates are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Despite testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. In the past, we have discovered software errors, failures, and bugs in some of our offerings after their introduction. While we have implemented, and continually improve, a breadth of industry standard technology controls designed to ensure system stability and availability, we may introduce errors, design flaws, software bugs, and other issues into the environment, and fail to remediate them in a timely manner, which may cause serious or prolonged service interruptions to our customers. Additionally, our Guidewire cloud offerings rely on third-party services including AWS and Okta. Any material disruption, failure or slowdown in these services or the systems of third parties who we depend upon could cause outages or delays in our products, which could harm our reputation and adversely affect our results of operations.
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
If we or our SI partners do not effectively assist our customers in deploying our products, successfully help our customers quickly resolve post-deployment issues, assist our customers in migrating from self-managed licenses to subscription services, and provide effective ongoing support, our ability to renew existing agreements and sell additional products to existing customers would be adversely affected and our reputation with potential customers could be damaged. Once our products are deployed and integrated with our customers’ existing information technology environment, our customers may depend on our technical support services and/or the support of SI partners or internal resources to resolve any issues relating to our products. High-quality support is critical for the continued successful marketing and sale of our products. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training, and documentation in multiple languages. Many enterprise customers require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to sell additional products to these customers or to transition existing license customers to subscription services, a key strategy for the growth of our revenue and profitability. In addition, as we further expand our cloud-based products, our professional services, cloud operations and support organizations will face new challenges, including hiring, training, and integrating a large number of new personnel with experience in delivering high-quality services and support for cloud-based offerings. Further, as we continue to rely on SIs to provide deployment, migration, and on-going services, our ability to ensure a high level of quality in addressing customer issues and providing a maintainable and efficient cloud environment could be diminished as we may be unable to control the quality or timeliness of the implementation and support of our products by our SI partners. Our failure to maintain high-quality implementation and support services, or to ensure that SIs provide the same, could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.

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
•geographic and political conflicts, such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, and the escalating tensions in the South China Sea;
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
•multiple and possibly overlapping tax regimes, including certain Organization for Economic Cooperation and Development (“OECD”) proposals such as the implementation of the global minimum tax under the Pillar Two model rules;
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
In addition, data security breaches could expose us to liability under various laws and regulations across jurisdictions, increase the risk of litigation and governmental or regulatory investigation, and increase our costs for compliance. For example, we may need to notify governmental authorities and/or affected individuals with respect to certain data security breaches in light of a growing number of laws, including those in the European Economic Area (“EEA”), U.K., and the United States. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach.

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
At present, various governments are taking an interest in technical developments in AI and machine learning and have responded to such developments in various ways, including by issuing action plans for risk mitigation and introducing legislation to generally oversee the use of AI. For instance, in the United States, recent executive actions have rescinded and replaced prior directives on AI oversight, directing federal agencies to reassess existing AI-related regulations and new policy priorities. The scope and direction of orders, policies, rules and regulations related to AI and machine learning at the federal level in the United States in the near future is uncertain. Meanwhile, various U.S. states, including California, Colorado, and Utah, have enacted laws that establish disclosure, compliance, and accountability requirements for certain uses of AI. In the EU, the EU Artificial Intelligence Act (“EU AI Act”), entered into force on August 1, 2024, establishes a comprehensive, risk-based governance framework and applies to, among other entities, providers, importers, and distributors of AI systems or general-purpose AI models that are placed on the EU market or put into service or used in the EU. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI and machine learning technologies and AI-enabled products (including software) and facilitates civil claims with respect to harm caused by AI. There is a risk that our current or future products may be subject to heightened obligations under the EU AI Act and EU Product Liability Directive, which may impose additional costs on us, increase our risk of liability, or adversely affect our business. New or evolving regulations relating to rapidly evolving generative AI and machine learning technologies may impose additional rules and restrictions on the use of AI in our products.
Compliance with such global laws and regulations, including but not limited to the EU AI Act and any new or evolving regulations relating to AI and machine learning technologies, has and will continue to require valuable management, operating expenses, and employee time and resources, and any actual or perceived failure to comply with these laws and regulations or other actual or asserted obligations relating to privacy, data protection, or cybersecurity could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, severe penalties, and other relief imposed by governmental agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may reduce demand for our products and result in reputational harm, substantial damages and other liabilities.

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
Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly our executive officers, sales and marketing personnel, professional services personnel, cloud operations personnel, and software engineers, especially personnel experienced in developing and delivering cloud-based offerings. Additionally, our stakeholders expect us to have a culture that embraces inclusion. Our inability to attract and retain diverse and qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations, and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which would adversely impact our business.
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
As of January 31, 2025, we had outstanding an aggregate principal amount of $869.1 million of our Convertible Senior Notes, consisting of $179.1 million due March 2025 and $690.0 million due November 2029. In addition, we established a $300.0 million senior revolving credit facility, arranged by a syndicate of financial institutions, in December 2024. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
Holders of the 2025 Convertible Senior Notes may convert their notes at their option at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of March 15, 2025. Before August 1, 2029, holders of the 2029 Convertible Senior Notes will have the right to convert their notes only upon the occurrence of certain events, and on or after August 1, 2029, the 2029 Convertible Senior Notes become convertible at any time at the election of the holders until the close of business on the second scheduled trading day immediately preceding the maturity date of November 1, 2029. Upon conversion of the Convertible Senior Notes, we will be obligated to make cash payments. In addition, holders of our Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the 2025 Indenture and 2029 Indenture) at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. Although we are required to settle the 2025 Convertible Senior Notes using cash up to the principal amount of the 2025 Convertible Senior Notes and shares of our common stock for any conversion value, and we have the option to settle the 2029 Convertible Senior Notes in either cash or a combination of cash and shares, we may not have sufficient available cash or be able to obtain financing at the time we are required to settle the 2025 Convertible Senior Notes or the 2029 Convertible Senior Notes. Additionally, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the 2025 Indenture or 2029 Indenture or to pay any cash payable on future conversions of the Convertible Senior Notes as required by such Indenture would constitute a default under such Indenture. A default under the 2025 Indenture or 2029 Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and settle the Convertible Senior Notes or make cash payments upon conversions thereof.

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
Our revolving credit facility contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the credit facility, our operations may be interrupted and our business, results of operations, and financial condition could be adversely affected.
In December 2024, we entered into a five-year, $300.0 million senior revolving credit facility by and among us, certain of our subsidiaries, and certain lenders to fund working capital and general corporate purpose expenditures. The revolving credit facility contains customary conditions to borrowing, events of default, covenants, and consent requirements and other provisions that may limit our flexibility to take certain actions. Covenants include, but are not limited to, restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, dispose of assets, make certain restricted payments such as distributions to holders of our capital stock or the capital stock of our subsidiaries, share repurchases, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum consolidated net cash interest coverage ratio and a maximum total net leverage ratio. Our obligations are guaranteed by our material domestic subsidiaries and secured by substantially all of our assets, including intellectual property assets.
Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants in the future. Failure to comply with any of the covenants could result in a default under the credit facility. Such a default could permit lenders to accelerate the maturity of outstanding amounts under our credit facility, if any, which in turn could result in adverse consequences that negatively impact our business, the market price for our common stock, and our ability to obtain other financing in the future.
Increased and complex scrutiny of sustainability matters may require us to incur additional costs or otherwise adversely impact our business.
Increased investor, governmental, and societal attention to and expectations around the wide range of issues generally referred to as sustainability matters and our response to the same, may result in increased costs (including, but not limited to, increased costs related to compliance, stakeholder engagement and contracting), impact our reputation, or otherwise negatively affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on sustainability matters, while other organizations are pushing corporations not to focus on sustainability matters in decision making. Both unfavorable sustainability ratings and engaging in activities designed to improve such ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent sustainability matters negatively impact our reputation or we fail to meet certain employee expectations regarding sustainability and related matters, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions in relation to sustainability matters in response to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect or outcome. Moreover, while we may create and publish voluntary disclosures regarding sustainability matters (in particular, information related to sustainability, environmental and human capital matters) from time to time, many of the statements in such voluntary disclosures are based on certain expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability, environmental and human capital matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or that otherwise cannot be independently verified.

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

In addition, we expect there will likely continue to be increasing levels of regulation, especially in Europe, and disclosure-related requirements with respect to sustainability, environmental and human capital matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the associated risks identified in this risk factor. Such compliance matters may also impact our customers, which could adversely impact our business, results of operations, or financial condition.
Global events have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Ongoing conflicts such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, escalating tensions in the South China Sea, high interest rates, financial instability and crises, pandemics, and supply chain issues have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, have been adversely impacted due to the disruptions resulting from such events, and may be again in the future. Such global events have disrupted and may again disrupt the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles could increase, which could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from such global events and related implementation delays. As a result of such developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. Due to the continuing and evolving nature of such global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our customers may defer or forego purchases of our products in the event of weakened global economic conditions, political transitions, and industry consolidation.
General worldwide economic conditions remain unstable, and prolonged economic uncertainties or downturns could harm our business, results of operations, or financial condition. In particular, global inflation concerns, ongoing conflicts such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, escalating tensions in the South China Sea, and the occurrence of regional epidemics or a global pandemic and related public health measures, have created and may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, delay or increase pricing pressures on services engagements, or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes that impact our business, our customers, or third parties we rely on can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, typhoons, windstorms, earthquakes, hail, tornadoes, explosions, volcanic eruptions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflicts such as the war between Russia and Ukraine and continued geopolitical instability in the Middle East, as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. In recent years, for example, various parts of the United States have suffered damage from Hurricane Helene, wildfires in Maui, Hawaii and Southern California, and heatwaves affecting the Pacific Northwest, while Turkey and Syria experienced severe earthquakes, Canada faced wildfires, and Australia experienced wildfires and flooding. The combined and expected effect of those losses on P&C insurers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a majority of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our products and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR, and operating income, which could have an adverse effect on our stock price. We expect global exchange rates for various currencies may be more volatile than normal as a result of ongoing conflicts, including the war between Russia and Ukraine, continued geopolitical instability in the Middle East, and related events. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue, ARR, or results of operations.
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

ITEM 5.Other Information
During the three months ended January 31, 2025, our officers and directors listed below adopted Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

Name and Title	Action	Date	Number of Shares to be Sold
David Bauer, Director	Adopted(1)	December 12, 2024	Up to 2,000

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or December 31, 2025.

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

Date:	March 6, 2025	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)