Form 10-Q
period 2025-04-30
Guidewire Software, Inc.
filed 2025-06-04
CIK 1528396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On May 30, 2025, the registrant had 84,195,223 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2025	July 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$510,321	$547,992
Short-term investments	410,116	455,576
Accounts receivable, net of allowances of $1,848 and $646, respectively	147,296	137,339
Unbilled accounts receivable, net	166,925	87,031
Prepaid expenses and other current assets	78,311	67,596
Total current assets	1,312,969	1,295,534
Long-term investments	323,305	125,885
Unbilled accounts receivable, net	791	4,157
Property and equipment, net	55,561	55,409
Operating lease assets	41,767	43,750
Intangible assets, net	13,482	9,005
Goodwill	393,592	372,214
Deferred tax assets, net	281,344	253,085
Other assets	65,260	67,255
TOTAL ASSETS	$2,488,071	$2,226,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,952	$15,209
Accrued employee compensation	89,230	109,084
Deferred revenue, net	258,786	281,855
Convertible senior notes, net	—	398,903
Other current liabilities	28,946	32,584
Total current liabilities	405,914	837,635
Lease liabilities	33,013	34,721
Convertible senior notes, net	673,696	—
Deferred revenue, net	4,937	3,628
Other liabilities	7,936	7,578
Total liabilities	1,125,496	883,562
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	1,977,364	1,979,021
Accumulated other comprehensive income (loss)	(8,597)	(12,244)
Retained earnings (accumulated deficit)	(606,200)	(624,053)
Total stockholders’ equity	1,362,575	1,342,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,488,071	$2,226,294
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Revenue:
Subscription and support	$181,823	$137,970	$529,403	$397,239
License	57,233	56,210	158,297	161,318
Services	54,452	46,498	158,189	130,425
Total revenue	293,508	240,678	845,889	688,982
Cost of revenue:
Subscription and support	57,411	51,185	170,531	149,173
License	892	837	2,715	3,539
Services	52,507	46,429	152,401	139,345
Total cost of revenue	110,810	98,451	325,647	292,057
Gross profit:
Subscription and support	124,412	86,785	358,872	248,066
License	56,341	55,373	155,582	157,779
Services	1,945	69	5,788	(8,920)
Total gross profit	182,698	142,227	520,242	396,925
Operating expenses:
Research and development	72,915	66,134	212,063	194,061
Sales and marketing	57,768	50,487	164,698	144,249
General and administrative	47,547	42,302	132,010	121,502
Total operating expenses	178,230	158,923	508,771	459,812
Income (loss) from operations	4,468	(16,696)	11,471	(62,887)
Interest income	13,794	10,824	43,122	31,727
Interest expense	(3,668)	(1,686)	(9,913)	(5,061)
Other income (expense), net	34,074	(6,535)	(36,270)	(9,501)
Income (loss) before provision for (benefit from) income taxes	48,668	(14,093)	8,410	(45,722)
Provision for (benefit from) income taxes	2,677	(8,615)	(9,443)	(22,860)
Net income (loss)	$45,991	$(5,478)	$17,853	$(22,862)
Net income (loss) per share:
Basic	$0.55	$(0.07)	$0.21	$(0.28)
Diluted	$0.54	$(0.07)	$0.21	$(0.28)
Shares used in computing net income (loss) per share:
Basic	84,044,661	82,500,109	83,671,443	82,105,357
Diluted	85,880,643	82,500,109	85,654,903	82,105,357
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Net income (loss)	$45,991	$(5,478)	$17,853	$(22,862)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,322	(1,238)	2,962	(2,383)
Unrealized gain (loss) on available-for-sale securities	462	(1,016)	819	2,830
Tax benefit (expense) on unrealized gain (loss) on available-for-sale securities	(141)	262	(212)	(533)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	134	(95)	78	(576)
Total other comprehensive income (loss)	6,777	(2,087)	3,647	(662)
Comprehensive income (loss)	$52,768	$(7,565)	$21,500	$(23,524)
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2024	83,025,637	$8	$1,979,021	$(12,244)	$(624,053)	$1,342,732
Net income (loss)	—	—	—	—	9,139	9,139
Issuance of common stock upon exercise of stock options	27,003	—	1,939	—	—	1,939
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	466,489	—	—	—	—	—
Stock-based compensation	—	—	38,167	—	—	38,167
Purchase of capped calls	—	—	(58,788)	—	—	(58,788)
Retirement of convertible senior notes	—	—	(79,366)	—	—	(79,366)
Deferred tax asset related to debt issuance of convertible senior notes	—	—	13,931	—	—	13,931
Foreign currency translation adjustment	—	—	—	(62)	—	(62)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	453	—	453
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(116)	—	(116)
Balance as of October 31, 2024	83,519,129	$8	$1,894,904	$(11,969)	$(614,914)	$1,268,029
Net income (loss)	—	—	—	—	(37,277)	(37,277)
Issuance of common stock upon exercise of stock options	8,556	—	525	—	—	525
Issuance of common stock upon vesting of RSUs	352,891	—	—	—	—	—
Stock-based compensation	—	—	40,864	—	—	40,864
Foreign currency translation adjustment	—	—	—	(3,298)	—	(3,298)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(167)	—	(167)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	60	—	60
Balance as of January 31, 2025	83,880,576	$8	$1,936,293	$(15,374)	$(652,191)	$1,268,736
Net income (loss)	—	—	—	—	45,991	45,991
Issuance of common stock upon exercise of stock options	10,196	—	710	—	—	710
Issuance of common stock upon vesting of RSUs	330,255	—	—	—	—	—
Stock-based compensation	—	—	40,367	—	—	40,367
Settlement of convertible senior notes	671,202	—	(6)	—	—	(6)
Settlement of capped calls	(697,140)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	6,322	—	6,322
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	321	—	321
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	134	—	134
Balance as of April 30, 2025	84,195,089	$8	$1,977,364	$(8,597)	$(606,200)	$1,362,575

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2023	81,440,669	$8	$1,831,267	$(13,859)	$(617,950)	$1,199,466
Net income (loss)	—	—	—	—	(27,071)	(27,071)
Issuance of common stock upon exercise of stock options	42	—	1	—	—	1
Issuance of common stock upon vesting of RSUs	489,783	—	—	—	—	—
Stock-based compensation	—	—	36,199	—	—	36,199
Foreign currency translation adjustment	—	—	—	(3,507)	—	(3,507)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	851	—	851
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(290)	—	(290)
Balance as of October 31, 2023	81,930,494	$8	$1,867,467	$(16,805)	$(645,021)	$1,205,649
Net income (loss)	—	—	—	—	9,687	9,687
Issuance of common stock upon exercise of stock options	327	—	3	—	—	3
Issuance of common stock upon vesting of RSUs	391,289	—	—	—	—	—
Stock-based compensation	—	—	36,403	—	—	36,403
Foreign currency translation adjustment	—	—	—	2,362	—	2,362
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	2,200	—	2,200
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(191)	—	(191)
Balance as of January 31, 2024	82,322,110	$8	$1,903,873	$(12,434)	$(635,334)	$1,256,113
Net income (loss)	—	—	—	—	(5,478)	(5,478)
Issuance of common stock upon exercise of stock options	746	—	9	—	—	9
Issuance of common stock upon vesting of RSUs	340,215	—	—	—	—	—
Stock-based compensation	—	—	36,809	—	—	36,809
Foreign currency translation adjustment	—	—	—	(1,238)	—	(1,238)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(754)	—	(754)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(95)	—	(95)
Balance as of April 30, 2024	82,663,071	$8	$1,940,691	$(14,521)	$(640,812)	$1,285,366
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,853	$(22,862)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,538	16,525
Amortization of debt issuance costs	2,782	1,296
Amortization of contract acquisition costs	14,597	12,869
Stock-based compensation	119,365	109,174
Changes to allowance for credit losses and revenue reserves	1,107	(142)
Deferred income tax	(15,851)	(29,294)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(8,613)	(9,492)
Gain on sale of strategic investments	(3,671)	(1,758)
Changes in fair value of strategic investments	341	(298)
Loss on retirement of debt	53,565	—
Other non-cash items affecting net income (loss)	56	(74)
Changes in operating assets and liabilities:
Accounts receivable	(10,609)	46,276
Unbilled accounts receivable	(74,471)	(33,955)
Prepaid expenses and other assets	(21,384)	(22,082)
Operating lease assets	1,983	6,106
Accounts payable	13,589	(10,538)
Accrued employee compensation	(20,600)	(25,604)
Deferred revenue	(24,876)	(28,012)
Lease liabilities	(1,121)	(5,136)
Other liabilities	(5,544)	(1,028)
Net cash provided by (used in) operating activities	56,036	1,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(672,330)	(453,441)
Maturities and sales of available-for-sale securities	529,887	416,299
Purchases of property and equipment	(2,336)	(4,668)
Capitalized software development costs	(10,972)	(9,429)
Acquisition of strategic investments	(1,772)	(336)
Sale of strategic investments	5,671	6,508
Acquisition of business, net of acquired cash	(26,724)	—
Net cash provided by (used in) investing activities	(178,576)	(45,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	671,840	—
Payment for the retirement of convertible senior notes	(353,535)	—
Payment for the maturity of convertible senior notes	(179,061)	—
Purchase of capped calls	(58,788)	—
Payment of revolving credit facility costs	(2,065)	—
Proceeds from issuance of common stock upon exercise of stock options	3,174	14
Net cash provided by (used in) financing activities	81,565	14
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,303	(2,915)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(37,672)	(45,997)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	549,184	406,790
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$511,512	$360,793

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7,000	$5,000
Cash paid for income taxes, net of tax refunds	$6,323	$6,173
Accruals for purchase of property and equipment	$802	$638
Accruals for capitalized software development costs	$807	$712
Accruals for acquisition purchase consideration holdback	$1,011	$—
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
Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. As of April 30, 2025 and July 31, 2024, unearned acquisition consideration holdback of $1.2 million was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
No customer individually accounted for 10% or more of the Company’s revenue for the three and nine months ended April 30, 2025 and 2024. As of April 30, 2025, no customer individually accounted for 10% or more of the Company’s accounts receivables. As of July 31, 2024, one customer accounted for 10% or more of the Company’s accounts receivable.

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
Recently Adopted Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard was early adopted by the Company beginning August 1, 2024 and applied retrospectively for all periods presented. See Note 6 “Debt.” The new standard did not have an impact on prior periods presented in the condensed consolidated financial statements.
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
2. Revenue
Disaggregation of Revenue
Revenue by product type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Subscription and support
Subscription	$166,464	$120,430	$480,981	$343,152
Support	15,359	17,540	48,422	54,087
License
Term license	57,115	55,005	158,179	160,017
Perpetual license	118	1,205	118	1,301
Services	54,452	46,498	158,189	130,425
Total revenue	$293,508	$240,678	$845,889	$688,982
Revenue by product type and by geography is as follows (in thousands):

	Three Months Ended April 30, 2025
	Subscription and support	License	Services	Total
United States	$119,966	$33,402	$38,319	$191,687
Canada	25,068	2,249	3,917	31,234
Other Americas	1,958	626	267	2,851
Total Americas	146,992	36,277	42,503	225,772
Total EMEA	22,461	11,024	8,868	$42,353
Total APAC	12,370	9,932	3,081	25,383
Total revenue	$181,823	$57,233	$54,452	$293,508

	Three Months Ended April 30, 2024
	Subscription and support	License	Services	Total
United States	$94,089	$36,016	$33,286	$163,391
Canada	19,583	2,859	1,837	24,279
Other Americas	1,484	855	452	2,791
Total Americas	115,156	39,730	35,575	190,461
Total EMEA	15,139	10,556	8,850	34,545
Total APAC	7,675	5,924	2,073	15,672
Total revenue	$137,970	$56,210	$46,498	$240,678

	Nine Months Ended April 30, 2025
	Subscription and support	License	Services	Total
United States	$351,424	$79,358	$109,313	$540,095
Canada	75,912	12,116	14,579	102,607
Other Americas	4,851	1,153	1,178	7,182
Total Americas	432,187	92,627	125,070	649,884
Total EMEA	59,568	38,822	24,455	122,845
Total APAC	37,648	26,848	8,664	73,160
Total revenue	$529,403	$158,297	$158,189	$845,889

	Nine Months Ended April 30, 2024
	Subscription and support	License	Services	Total
United States	$271,015	$85,522	$90,853	$447,390
Canada	56,362	10,662	5,970	$72,994
Other Americas	4,469	1,357	1,373	7,199
Total Americas	331,846	97,541	98,196	527,583
Total EMEA	43,104	37,511	25,551	106,166
Total APAC	22,289	26,266	6,678	55,233
Total revenue	$397,239	$161,318	$130,425	$688,982
No country or region other than those listed above, accounted for more than 10% of revenue during the three and nine months ended April 30, 2025 and 2024.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2025	July 31, 2024
Unbilled accounts receivable, net	$167,716	$91,188
Contract acquisition costs, net	$52,499	$54,689
Costs to fulfill a contract, net	$7,354	$10,710
Deferred revenue, net	$263,723	$285,483
As of April 30, 2025 and July 31, 2024, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract acquisition costs
The current portion of contract acquisition costs of $17.7 million and $17.7 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of April 30, 2025 and July 31, 2024, respectively. The non-current portion of contract acquisition costs of $34.8 million and $37.0 million is included in other assets in the Company’s condensed consolidated balance sheets as of April 30, 2025 and July 31, 2024, respectively. The Company amortized $4.7 million and $4.1 million of contract acquisition costs during the three months ended April 30, 2025 and 2024, respectively, and amortized $14.6 million and $12.9 million of contract acquisition costs during the nine months ended April 30, 2025 and 2024, respectively.
Costs to fulfill a contract
The current portion of costs to fulfill a contract of $7.3 million and $6.0 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of April 30, 2025 and July 31, 2024, respectively. The non-current portion of costs to fulfill a contract of $2.5 million and $4.7 million is included in other assets in the Company’s condensed consolidated balance sheets as of April 30, 2025 and July 31, 2024, respectively. The Company amortized $2.6 million and $2.5 million of costs to fulfill a contract during the three months ended April 30, 2025 and 2024, respectively, and amortized $7.9 million and $7.5 million of costs to fulfill a contract during the nine months ended April 30, 2025 and 2024, respectively.
Deferred revenue
During the three and nine months ended April 30, 2025, the Company recognized revenue of approximately $46.3 million and $250.5 million, respectively, related to the Company’s gross deferred revenue balance as of July 31, 2024.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $2.5 billion as of April 30, 2025. Subscription services are typically satisfied over three to five years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments

Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	April 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$63,466	$112	$(17)	$63,561
Certificates of deposit	64,660	—	—	64,660
Commercial paper	139,574	—	—	139,574
Corporate bonds	405,102	1,121	(97)	406,126
Foreign government bonds	1,819	22	—	1,841
Money market funds	334,743	—	—	334,743
U.S. Government agency securities	44,329	53	(14)	44,368
U.S. Government bonds	84,478	195	(4)	84,669
Total	$1,138,171	$1,503	$(132)	$1,139,542

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$58,812	$116	$(61)	$58,867
Certificates of deposit	46,900	—	—	46,900
Commercial paper	138,598	—	—	138,598
Corporate bonds	245,817	564	(107)	246,274
Foreign government bonds	5,590	21	(15)	5,596
Money market funds	360,881	—	—	360,881
U.S. Government agency securities	33,499	12	(12)	33,499
U.S. Government bonds	89,928	72	(117)	89,883
Total	$980,025	$785	$(312)	$980,498
The Company does not consider any portion of the unrealized losses at April 30, 2025 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	April 30, 2025
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$12,320	$51,241	$63,561
Certificates of deposit	64,660	—	64,660
Commercial paper	139,574	—	139,574
Corporate bonds	205,384	200,742	406,126
Foreign government bonds	—	1,841	1,841
Money market funds	334,743	—	334,743
U.S. Government agency securities	5,332	39,036	44,368
U.S. Government bonds	54,224	30,445	84,669
Total	$816,237	$323,305	$1,139,542

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
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	April 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$70,157	$—	$70,157
Corporate bonds	—	1,221	—	1,221
Money market funds	334,743	—	—	334,743
Total cash equivalents	334,743	71,378	—	406,121
Short-term investments:
Asset-backed securities	—	12,320	—	12,320
Certificates of deposit	—	64,660	—	64,660
Commercial paper	—	69,417	—	69,417
Corporate bonds	—	204,163	—	204,163
U.S. Government agency securities	—	5,332	—	5,332
U.S. Government bonds	—	54,224	—	54,224
Total short-term investments	—	410,116	—	410,116
Long-term investments:
Asset-backed securities	—	51,241	—	51,241
Corporate bonds	—	200,742	—	200,742
Foreign government bonds	—	1,841	—	1,841
U.S. Government agency securities	—	39,036	—	39,036
U.S. Government bonds	—	30,445	—	30,445
Total long-term investments	—	323,305	—	323,305
Total	$334,743	$804,799	$—	$1,139,542

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$38,156	$—	$38,156
Money market funds	360,881	—	—	360,881
Total cash equivalents	360,881	38,156	—	399,037
Short-term investments:
Asset-backed securities	—	18,826	—	18,826
Certificates of deposit	—	46,900	—	46,900
Commercial paper	—	100,442	—	100,442
Corporate bonds	—	177,081	—	177,081
Foreign government bonds	—	3,756	—	3,756
U.S. Government agency securities	—	32,605	—	32,605
U.S. Government bonds	—	75,966	—	75,966
Total short-term investments	—	455,576	—	455,576
Long-term investments:
Asset-backed securities	—	40,041	—	40,041
Corporate bonds	—	69,193	—	69,193
Foreign government bonds	—	1,840	—	1,840
U.S. Government agency securities	—	894	—	894
U.S. Government bonds	—	13,917	—	13,917
Total long-term investments	—	125,885	—	125,885
Total	$360,881	$619,617	$—	$980,498
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
The fair value of the 2029 Convertible Senior Notes was $760.0 million at April 30, 2025. The Company estimates the fair value of the 2029 Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).
In March 2025, the Company fully settled the outstanding $179.1 million principal balance of the 2025 Convertible Senior Notes, which matured on March 15, 2025. In October 2024 and December 2024, the Company retired $120.9 million and $100.0 million aggregate principal amount of the 2025 Convertible Senior Notes, respectively, in cash for $200.5 million and $153.5 million, respectively, which included related accrued interest of $0.1 million and $0.3 million, respectively. See Note 6 “Debt.”

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
During the second quarter of fiscal year 2025, one of the Company’s investees was acquired by a publicly traded company. As a result, the Company received $5.7 million in consideration for its equity interest in the investee, composed of $3.4 million cash and $2.4 million of the acquirer’s shares, which were subsequently sold prior to April 30, 2025 for $2.3 million, and recognized a $3.7 million gain in excess of cost in other income (expense), net on the condensed consolidated statements of operations.
During the second quarter of fiscal year 2024, one of the Company’s investees was acquired by a privately held limited partnership. As a result, the Company received $12.1 million in consideration for its equity interest in the investee, composed of $6.5 million cash and $5.6 million of an ownership interest in the privately held limited partnership, and recognized a $1.8 million gain in excess of cost in other income (expense), net on the condensed consolidated statements of operations.
The following table summarizes the unrealized and realized gains (losses) on strategic investments (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Unrealized gains (losses), net, recognized on privately held equity securities measured using net asset value	$(103)	$—	$(341)	$—
Unrealized gains (losses), net	(103)	—	(341)	—
Realized gains (losses), net on sales of strategic investments	—	—	3,671	1,758
Gains (losses) on strategic investments, net	$(103)	$—	$3,330	$1,758
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	April 30, 2025	July 31, 2024
Equity investments using the measurement alternative	$18,513	$18,740
Equity investment using net asset value	$3,320	$3,661
4. Acquisitions
On April 16, 2025, the Company completed its acquisition of Quantee sp. z o.o. (“Quantee”), a Poland-based insurtech company specializing in dynamic pricing software, for net cash consideration of approximately $27.9 million, subject to transaction adjustments, of which $1.0 million of the net consideration was withheld at closing and is accrued to cover certain seller-related transaction expenses and potential claims and indemnities for 18 months after closing. Additionally, the Company awarded $6.4 million in holdback consideration to certain founders, comprised of $4.5 million of the Company’s common stock and $1.9 million of cash, each subject to service conditions over three years subsequent to closing.
In conjunction with the purchase price allocation, the Company determined that Quantee’s separately identifiable intangible assets were acquired technology and customer relationships. The valuation models were based on estimates of future operating projections of Quantee and rights to sell new products containing the acquired technology, as well as judgments on the discount rates used and other variables. The Company developed financial forecasts based on a number of factors, including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, and royalty and long-term sustainable growth rates based on a market analysis. These fair value measurements were based on significant inputs that were not observable in the market and thus represent a Level 3 measurement. The Company amortizes the acquired intangibles over their estimated useful lives as set forth in the table below.
The preliminary allocation of purchase price is pending the final working capital adjustment and the resolution of certain post-closing matters, and is therefore subject to potential future measurement period adjustments. The measurement period will end no later than April 15, 2026. The preliminary allocation of the purchase consideration is as follows:

	Preliminary Purchase Price Allocation	Estimated Useful Lives
	(in thousands)	(in years)
Acquired assets, net of assumed liabilities	$(514)
Acquired technology	6,305	5.0
Customer relationships	2,050	5.0
Goodwill	21,378
Deferred tax liability	(1,368)
Total preliminary purchase consideration	$27,851
Goodwill of $21.4 million arising from the acquisition is primarily related to the acquired workforce, expected synergies, and the opportunity to sell into and expand the Company’s customer base. The goodwill recorded is not expected to be deductible for income tax purposes.
Pro forma and historical financial information has not been provided as the acquisition was not material to the condensed consolidated financial statements.
Except for additions related to the Quantee acquisition, there were no other changes in the carrying amount of goodwill for the nine months ended April 30, 2025. The carrying amount of goodwill was $393.6 million and $372.2 million as of April 30, 2025 and July 31, 2024, respectively.
The Company amortized $1.2 million and $1.4 million of expense for intangible assets during the three months ended April 30, 2025 and 2024, respectively, and amortized $3.9 million and $4.1 million of expense for intangible assets during the nine months ended April 30, 2025 and 2024, respectively. The carrying amount of intangible assets was $13.5 million and $9.0 million as of April 30, 2025 and July 31, 2024, respectively.
The future amortization expense for existing intangible assets as of April 30, 2025, based on their current useful lives, is as follows (in thousands):.

Fiscal year ending July 31,
2025 (remainder of fiscal year)	$1,565
2026	5,243
2027	1,943
2028	1,800
2029	1,677
Thereafter	1,254
Total	$13,482

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$45,991	$(5,478)	$17,853	$(22,862)
Net income (loss) per share:
Basic	$0.55	$(0.07)	$0.21	$(0.28)
Diluted	$0.54	$(0.07)	$0.21	$(0.28)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	84,044,661	82,500,109	83,671,443	82,105,357
Weighted average effect of dilutive stock options	86,029	—	89,946	—
Weighted average effect of dilutive stock awards	1,749,953	—	1,893,514	—
Diluted	85,880,643	82,500,109	85,654,903	82,105,357
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Stock options	—	181,646	—	184,000
Stock awards	—	3,764,735	—	3,846,177
Convertible senior notes	—	3,550,532	—	3,516,480
During the three and nine months ended April 30, 2025, there was no dilutive effect on net income (loss) per share due to maturity and settlement of the outstanding principal balance of the 2025 Convertible Senior Notes. During the three months ended April 30, 2024, the average market price of the Company’s common stock exceeded the initial conversion price of the 2025 Convertible Senior Notes; however, the conversion premium was excluded from the computation of diluted net income (loss) per share as it would be anti-dilutive due to the net loss incurred in this period. During the nine months ended April 30, 2024, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2025 Convertible Senior Notes.
During the three and nine months ended April 30, 2025, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2029 Convertible Senior Notes.

6. Debt
The net carrying value of debt instruments and unamortized debt issuance costs was as follows (in thousands):

Debt Instrument	Maturity Date	Effective Interest Rate	April 30, 2025	July 31, 2024
2025 convertible senior notes	March 15, 2025	1.7%	$—	$400,000
2029 convertible senior notes	November 1, 2029	1.8%	690,000	—
2025 credit facility			—	—
Total principal amount			690,000	400,000
Less: unamortized debt issuance costs			(16,304)	(1,097)
Net carrying amount of debt			673,696	398,903
Less: current portion of convertible senior notes, net			—	398,903
Non-current portion of convertible senior notes, net			$673,696	$—
The following table sets forth the interest expense recognized related to debt instruments (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Contractual interest expense	$2,436	$1,250	$6,827	$3,750
Amortization of debt issuance costs	1,058	434	2,782	1,296
Total	$3,494	$1,684	$9,609	$5,046
As of April 30, 2025, the if-converted value of the 2029 Convertible Senior Notes did not exceed their outstanding principal amount.
2025 Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of the 2025 Convertible Senior Notes. The 2025 Convertible Senior Notes were unsecured, bore interest at 1.25% per year payable semi-annually on March 15 and September 15, and matured on March 15, 2025, unless repurchased, redeemed, or converted. The 2025 Convertible Senior Notes were convertible at the option of holders at an initial conversion rate of 8.7912 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $113.75 per share of the Company’s common stock). No sinking fund was provided.
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
The 2025 Convertible Senior Notes matured on March 15, 2025. During the period from January 15, 2025 through the close of business on March 13, 2025, holders of the 2025 Convertible Senior Notes had the option to convert their outstanding 2025 Convertible Senior Notes, and they elected to convert substantially all of the outstanding notes. In accordance with the holders’ elections, the Company fully settled the outstanding $179.1 million aggregate principal amount of the 2025 Convertible Senior Notes through aggregate cash payments totaling $180.2 million, which included related accrued interest of $1.1 million, and the gross issuance of 671,202 shares of common stock. The share amount does not reflect the impact of the capped calls related to the 2025 Convertible Senior Notes. See “Note 6—Debt—Capped Calls” for further information.

2029 Convertible Senior Notes
In October 2024, the Company offered and sold $690.0 million aggregate principal amount of its 2029 Convertible Senior Notes. The 2029 Convertible Senior Notes were issued in accordance with the Indenture, dated as of October 18, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2029 Indenture”). The net proceeds from the issuance of the 2029 Convertible Senior Notes were $671.8 million after deducting issuance costs.
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
The following table below sets forth key terms and costs incurred for the Capped Calls related to each of the Convertible Senior Notes (in millions, except per share amounts):

	2025 Convertible Senior Notes	2029 Convertible Senior Notes
Initial strike price per share, subject to certain adjustments	$113.75	$244.65
Initial cap price per share, subject to certain adjustments	$153.13	$329.33
Net cost incurred	$37.2	$58.8
Common stock shares covered, subject to anti-dilution adjustments	3.5	2.8

In connection with the March 2025 settlement of the 2025 Convertible Senior Notes, the Company received 697,140 gross shares of common stock from the settlement of the Capped Calls related to the 2025 Convertible Senior Notes. These shares received from the settlement of such Capped Calls offset the 671,202 shares issued to holders of the 2025 Convertible Senior Notes upon maturity. As a result, the Company received 25,938 net shares, which were retired, resulting in a small decrease in the Company’s shares outstanding.

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
The Company was in compliance with all covenants as of April 30, 2025.
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
As of April 30, 2025, there were no outstanding borrowings under the 2025 Credit Facility.

7. Commitments and Contingencies
Except as discussed below, there has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2024.
During the nine months ended April 30, 2025, the Company retired $220.9 million aggregate principal amount of the 2025 Convertible Senior Notes in cash for $354.0 million, which included related accrued interest of $0.5 million, and issued $690 million aggregate principal amount of the 2029 Convertible Senior Notes. In March 2025, the Company fully settled the outstanding $179.1 million aggregate principal amount of the 2025 Convertible Senior Notes through aggregate cash payments totaling $180.2 million, which included related accrued interest of $1.1 million. See Note 6 “Debt.”
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims arising from the normal course of business activities. The Company has not recorded any accrual for claims as of April 30, 2025 or July 31, 2024. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2025 or July 31, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
8. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and Stock Awards is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Stock-based compensation expense	$40,367	$36,809	$119,398	$109,411
Net impact of deferred stock-based compensation	(10)	(159)	(33)	(237)
Total stock-based compensation expense, net	$40,357	$36,650	$119,365	$109,174
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,598	$3,183	$10,511	$10,059
Cost of license revenue	32	—	104	148
Cost of services revenue	5,055	4,729	15,218	14,161
Research and development	10,267	10,003	30,560	30,127
Sales and marketing	10,832	9,349	31,400	25,268
General and administrative	10,573	9,386	31,572	29,411
Total stock-based compensation expense	$40,357	$36,650	$119,365	$109,174
Total unrecognized stock-based compensation expense related to the Company’s Stock Awards as of April 30, 2025 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Awards	297,590	2.1
Total unrecognized stock-based compensation expense	$297,590
Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2024	3,202,066	$86.60	$480,534
Granted	1,006,028	$176.01
Released	(1,149,635)	$98.90	$202,473
Canceled	(98,340)	$98.58
Balance as of April 30, 2025	2,960,119	$111.81	$606,144
Expected to vest as of April 30, 2025	2,960,119	$111.81	$606,144
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $204.77 and $150.07 on April 30, 2025 and July 31, 2024, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

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

	Nine Months Ended
	April 30,
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
The Company recognized stock-based compensation related to PSUs of $7.1 million and $4.6 million during the three months ended April 30, 2025 and 2024, respectively, and $19.2 million and $11.7 million during the nine months ended April 30, 2025 and 2024, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2024	166,838	$65.63	7.9	$14,088
Granted	—	$—
Exercised	(45,755)	$69.36		$4,910
Canceled	—	$—
Balance as of April 30, 2025	121,083	$64.21	7.1	$17,019
Vested and expected to vest as of April 30, 2025	121,083	$64.21	7.1	$17,019
Exercisable as of April 30, 2025	121,083	$64.21	7.1	$17,019
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $204.77 and $150.07 on April 30, 2025 and July 31, 2024, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
During the three and nine months ended April 30, 2025 and 2024, the Company did not repurchase any shares of common stock. As of April 30, 2025, $138.2 million remained available for future share repurchases subject to our compliance with the terms of the Credit Agreement.

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
Global Events
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. For instance, ongoing conflicts such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, escalating tensions in the South China Sea, inflation, tariffs, previous bank failures in the United States and Switzerland, and supply chain issues have contributed to global economic and market volatility in recent years. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.
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

Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. During the nine months ended April 30, 2025, the recurring license and support or subscription contract value recognized as services revenue was $8.1 million.
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
As of April 30, 2025, ARR was $960 million, compared to $864 million as of July 31, 2024. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
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

	Nine Months Ended April 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$56,036	$1,971
Purchases of property and equipment	(2,336)	(4,668)
Capitalized software development costs	(10,972)	(9,429)
Free cash flow	$42,728	$(12,126)

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

	Three Months Ended April 30,
	2025	As a % of total revenue	2024	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$181,823	62%	$137,970	57%
License	57,233	19	56,210	24
Services	54,452	19	46,498	19
Total revenue	293,508	100	240,678	100
Cost of revenue:
Subscription and support	57,411	20	51,185	21
License	892	—	837	—
Services	52,507	18	46,429	19
Total cost of revenue	110,810	38	98,451	40
Gross profit:
Subscription and support	124,412	42	86,785	36
License	56,341	19	55,373	24
Services	1,945	1	69	—
Total gross profit	182,698	62	142,227	60
Operating expenses:
Research and development	72,915	25	66,134	27
Sales and marketing	57,768	20	50,487	21
General and administrative	47,547	16	42,302	18
Total operating expenses	178,230	61	158,923	66
Income (loss) from operations	4,468	1	(16,696)	(6)
Interest income	13,794	5	10,824	4
Interest expense	(3,668)	(1)	(1,686)	(1)
Other income (expense), net	34,074	12	(6,535)	(3)
Income (loss) before provision for (benefit from) income taxes	48,668	17	(14,093)	(6)
Provision for (benefit from) income taxes	2,677	1	(8,615)	(4)
Net income (loss)	$45,991	16%	$(5,478)	(2)%

	Nine Months Ended April 30,
	2025	As a % of total revenue	2024	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$529,403	63%	$397,239	58%
License	158,297	18	161,318	23
Services	158,189	19	130,425	19
Total revenue	845,889	100	688,982	100
Cost of revenue:
Subscription and support	170,531	20	149,173	22
License	2,715	—	3,539	1
Services	152,401	18	139,345	20
Total cost of revenue	325,647	38	292,057	43
Gross profit:
Subscription and support	358,872	43	248,066	36
License	155,582	18	157,779	22
Services	5,788	1	(8,920)	(1)
Total gross profit	520,242	62	396,925	57
Operating expenses:
Research and development	212,063	25	194,061	28
Sales and marketing	164,698	19	144,249	21
General and administrative	132,010	16	121,502	18
Total operating expenses	508,771	60	459,812	67
Income (loss) from operations	11,471	2	(62,887)	(10)
Interest income	43,122	5	31,727	5
Interest expense	(9,913)	(1)	(5,061)	(1)
Other income (expense), net	(36,270)	(4)	(9,501)	(1)
Income (loss) before provision for (benefit from) income taxes	8,410	2	(45,722)	(7)
Provision for (benefit from) income taxes	(9,443)	(1)	(22,860)	(3)
Net income (loss)	$17,853	3%	$(22,862)	(4)%
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

	Three Months Ended April 30,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$166,464	57%	$120,430	50%	$46,034	38%
Support	15,359	5	17,540	8	(2,181)	(12)%
License:
Term license	57,115	19	55,005	23	2,110	4%
Perpetual license	118	—	1,205	—	(1,087)	(90)%
Services	54,452	19	46,498	19	7,954	17%
Total revenue	$293,508	100%	$240,678	100%	$52,830	22%

	Nine Months Ended April 30,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$480,981	57%	$343,152	50%	$137,829	40%
Support	48,422	6	54,087	8	(5,665)	(10)%
License:
Term license	158,179	18	160,017	23	(1,838)	(1)%
Perpetual license	118	—	1,301	—	(1,183)	(91)%
Services	158,189	19	130,425	19	27,764	21%
Total revenue	$845,889	100%	$688,982	100%	$156,907	23%
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

Subscription revenue increased by $46.0 million and $137.8 million during the three and nine months ended April 30, 2025, respectively, compared to the same periods a year ago, primarily due to the impact of cloud transition agreements, new subscription agreements entered into and provisioned, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.
Support revenue decreased by $2.2 million and $5.7 million during the three and nine months ended April 30, 2025, respectively, compared to the same periods a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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
Term license revenue increased by $2.1 million during the three months ended April 30, 2025, compared to the same period a year ago, primarily due to higher renewals and, to a lesser extent, expansion orders within our existing customer base, partially offset by the impact of customers that migrated from a term license to a subscription service.
Term license revenue decreased $1.8 million during the nine months ended April 30, 2025, compared to the same period a year ago, primarily due to agreements that migrated from a term license to a subscription service and, to a lesser extent, fewer expansion orders within our existing customer base, partially offset by an increase in license renewal fees.
Ongoing revenue related to migration agreements is recorded as subscription revenue.
Services
Services revenue increased by $8.0 million and $27.8 million during the three and nine months ended April 30, 2025, compared to the same periods a year ago. Services revenue increased due to improved operational focus that resulted in higher utilization of services employees and more new subscription implementation and migration projects than projects that were completed over the past year.
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

Cost of Revenue:

	Three Months Ended April 30,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$57,411	$51,185	$6,226	12%
License	892	837	55	7%
Services	52,507	46,429	6,078	13%
Total cost of revenue	$110,810	$98,451	$12,359	13%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,598	$3,183	$415
Cost of license revenue	32	—	32
Cost of services revenue	5,055	4,729	326
Total	$8,685	$7,912	$773

	Nine Months Ended April 30,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$170,531	$149,173	$21,358	14%
License	2,715	3,539	(824)	(23)%
Services	152,401	139,345	13,056	9%
Total cost of revenue	$325,647	$292,057	$33,590	12%

Includes stock-based compensation of:
Cost of subscription and support revenue	$10,511	$10,059	$452
Cost of license revenue	104	148	(44)
Cost of services revenue	15,218	14,161	$1,057
Total	$25,833	$24,368	$1,465

Cost of subscription and support revenue during the three months ended April 30, 2025 increased by $6.2 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $3.9 million from increased transaction volume on our cloud services, personnel costs of $2.5 million, and internal-use software amortization of $0.5 million, partially offset by a decrease in professional services of $0.6 million.
Cost of subscription and support revenue during the nine months ended April 30, 2025 increased by $21.4 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $20.7 million, personnel costs of $1.7 million, internal-use software amortization of $1.1 million, and royalties of $0.7 million, partially offset by a decrease in professional services of $2.8 million.
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

The $0.1 million decrease in our cost of license revenue during the three months ended April 30, 2025, compared to the same period a year ago, was not significant.
The $0.8 million decrease in our cost of license revenue during the nine months ended April 30, 2025, compared to the same period a year ago, was primarily due to decreases in personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite of $0.5 million and royalties of $0.3 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $6.1 million increase in cost of services revenue during the three months ended April 30, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs of $4.6 million, subcontractor expenses of $1.9 million due to implementations involving our SI partners, and professional services of $0.2 million, partially offset by a decrease in travel costs of $0.6 million.
The $13.1 million increase in cost of services revenue during the nine months ended April 30, 2025, compared to the same period a year ago, was primarily due to increases in subcontractor expenses of $7.5 million due to implementations involving our SI partners, personnel costs of $5.7 million, and professional services of $0.3 million, partially offset by a decrease in travel costs of $0.4 million.
We had 591 cloud operations and technical support employees and 836 professional services employees at April 30, 2025, compared to 604 cloud operations and technical support employees and 750 professional services employees at April 30, 2024.
Gross Profit:

	Three Months Ended April 30,
	2025		2024		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$124,412	68%	$86,785	63%	$37,627	43%
License	56,341	98	55,373	99	968	2%
Services	1,945	4	69	—	1,876	(2,719)%
Total gross profit	$182,698	62%	$142,227	59%	$40,471	28%
Our gross profit increased $40.5 million during the three months ended April 30, 2025, compared to the same period a year ago. Gross profit was impacted by increases in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies, and services gross profit due to an increase in service revenue in conjunction with the completion of certain implementation projects that required significant investment by us and higher utilization rates.
Our gross margin increased to 62% during the three months ended April 30, 2025 from 59% during the same period a year ago. Gross margin was primarily impacted by the increases in subscription and support revenue at a higher margin due to cloud operations efficiencies, and services revenue due to completion of certain implementation projects that required significant investment by us and higher utilization rates.

	Nine Months Ended April 30,
	2025		2024		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$358,872	68%	$248,066	62%	$110,806	45%
License	155,582	98	157,779	98	(2,197)	(1)%
Services	5,788	4	(8,920)	(7)	14,708	(165)%
Total gross profit	$520,242	62%	$396,925	58%	$123,317	31%
Our gross profit increased $123.3 million during the nine months ended April 30, 2025, compared to the same period a year ago. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies and improvements in services gross profit due to the completion of certain implementation projects that required significant investment by us and higher utilization rates, partially offset by a decrease in license gross profit due to lower license revenue as customers migrate to subscription services.

Our gross margin increased to 62% during the nine months ended April 30, 2025, from 58% during the same period a year ago. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies and improvements in services gross margin due to completion of certain implementation projects that required significant investment by us and higher utilization rates.
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

	Three Months Ended April 30,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$72,915	25%	$66,134	27%	$6,781	10%
Sales and marketing	57,768	20	50,487	21	7,281	14%
General and administrative	47,547	16	42,302	18	5,245	12%
Total operating expenses	$178,230	61%	$158,923	66%	$19,307	12%

Includes stock-based compensation of:
Research and development	$10,267		$10,003		$264
Sales and marketing	10,832		9,349		1,483
General and administrative	10,573		9,386		1,187
Total	$31,672		$28,738		$2,934

	Nine Months Ended April 30,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$212,063	25%	$194,061	28%	$18,002	9%
Sales and marketing	164,698	19	144,249	21	20,449	14%
General and administrative	132,010	16	121,502	18	10,508	9%
Total operating expenses	$508,771	60%	$459,812	67%	$48,959	11%

Includes stock-based compensation of:
Research and development	$30,560		$30,127		$433
Sales and marketing	31,400		25,268		6,132
General and administrative	31,572		29,411		2,161
Total	$93,532		$84,806		$8,726
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $6.8 million increase in research and development expenses during the three months ended April 30, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs of $5.7 million associated with higher headcount, professional services of $0.5 million, and software subscription costs of $0.2 million.
The $18.0 million increase in research and development expenses during the nine months ended April 30, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs of $15.3 million associated with higher headcount, software subscription costs of $1.0 million, cloud hosting costs of $0.7 million, travel costs of $0.7 million, and professional services of $0.4 million.
Our research and development headcount was 1,204 at April 30, 2025, compared with 1,115 at April 30, 2024.
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
The $7.3 million increase in sales and marketing expenses during the three months ended April 30, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs associated with higher headcount, including higher contract acquisition costs and stock-based compensation, of $4.8 million, marketing and advertising costs of $1.1 million, cloud hosting costs of $1.0 million, travel costs of $0.3 million, and software subscription costs of $0.2 million.

The $20.4 million increase in sales and marketing expenses during the nine months ended April 30, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs, including contract acquisition costs and stock-based compensation, of $15.4 million, travel costs of $2.5 million, cloud hosting costs of $2.0 million, professional services costs of $0.4 million, and software subscription costs $0.4 million, partially offset by lower intangible assets amortization costs of $0.2 million.
Our sales and marketing headcount was 497 at April 30, 2025, compared with 475 at April 30, 2024.
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
The $5.2 million increase in general and administrative expenses during the three months ended April 30, 2025, compared to the same period a year ago, was due to increases in personnel costs of $2.1 million, professional services cost of $2.1 million, travel costs of $0.5 million, and software subscription costs of $0.4 million.
The $10.5 million increase in general and administrative expenses during the nine months ended April 30, 2025, compared to the same period a year ago, was due to increases in professional services costs of $3.9 million, personnel costs of $2.9 million, travel costs of $1.8 million, bad debt expenses of $1.0 million, software subscription costs of $0.5 million, and cloud hosting costs of $0.2 million.
Our general and administrative headcount was 468 at April 30, 2025, compared with 452 at April 30, 2024. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Three Months Ended April 30,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$13,794	$10,824	$2,970	27%
Interest expense	$(3,668)	$(1,686)	$(1,982)	118%
Other income (expense), net	$34,074	$(6,535)	$40,609	621%

	Nine Months Ended April 30,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$43,122	$31,727	$11,395	36%
Interest expense	$(9,913)	$(5,061)	$(4,852)	96%
Other income (expense), net	$(36,270)	$(9,501)	$(26,769)	(282)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income increased $3.0 million and $11.4 million during the three and nine months ended April 30, 2025, respectively, compared to the same periods a year ago, primarily due to the higher amount of funds available for investment due to the net cash received from our October 2024 debt offering and positive cash flow.
Interest Expense

Interest expense includes both stated interest and the amortization of debt issuance costs associated with the outstanding amount due on the aggregate principal amount of our 1.25% Convertible Senior Notes due 2025 (“2025 Convertible Senior Notes”) and the aggregate principal amount of our 1.25% Convertible Senior Notes due 2029 (the “2029 Convertible Senior Notes”, together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”). The amortization of debt issuance cost is recognized on an effective interest basis. Our 2025 Convertible Senior Notes were partially retired in October and December 2024, and were fully settled on their maturity date of March 15, 2025. Interest expense also includes the amortization of issuance costs associated with our revolving credit agreement recognized on a straight-line basis.
Interest expense for the three months ended April 30, 2025 consists of stated interest of $2.4 million and non-cash interest expense of $1.1 million related to amortization of debt issuance costs. Interest expense for the three months ended April 30, 2024 consists of stated interest of $1.3 million and non-cash interest expense of $0.4 million related to the amortization of debt issuance costs.
Interest expense for the nine months ended April 30, 2025 consists of stated interest of $6.8 million and non-cash interest expense of $2.8 million related to amortization of debt issuance costs. Interest expense for the nine months ended April 30, 2024 consists of stated interest of $3.8 million and non-cash interest expense of $1.3 million related to the amortization of debt issuance costs.
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
Other income (expense), net during the three months ended April 30, 2025 was income of $34.1 million, compared to expense of $6.5 million during the same period a year ago due to fluctuations in foreign currency exchange rates.
Other income (expense), net during the nine months ended April 30, 2025 was expense of $36.3 million, compared to expense of $9.5 million during the same period a year ago, primarily due to $53.6 million of expense related to the retirement of a portion of our 2025 Convertible Senior Notes, partially offset by a $25.5 million favorable impact related to fluctuations in foreign currency exchange rates and $2.0 million higher gain from the sale of strategic investments.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended April 30,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,677	$(8,615)	$11,292	(131)%
Effective tax rate	6%	61%

	Nine Months Ended April 30,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(9,443)	$(22,860)	$13,417	(59)%
Effective tax rate	(112)%	50%

We recognized an income tax expense of $2.7 million and an income tax benefit of $8.6 million for the three months ended April 30, 2025 and 2024, respectively, and an income tax benefit of $9.4 million and $22.9 million for the nine months ended April 30, 2025 and 2024, respectively. The change in the income tax benefit (expense) recorded for the three months ended April 30, 2025, compared to the same period a year ago was primarily due to an increase in income before taxes and non-deductible executive compensation, offset by an increase in tax deductions from stock-based compensation, the U.S. Foreign-Derived Intangible Income (“FDII”) deduction, and research and development credits. The decrease in the amount of income tax benefit recorded for the nine months ended April 30, 2025, compared to the same period a year ago, was primarily due to an increase in income before taxes and the debt retirement expense which is non-deductible for tax purposes, offset by an increase in the deductions for stock-based compensation, FDII deduction, and research and development credits.
The effective tax rate of 6% for the three months ended April 30, 2025 differs from the statutory U.S. Federal income tax rate of 21% primarily due to the impact of tax deductions from stock-based compensation, research and development credits, and the FDII deduction, which were partially offset by non-deductible executive compensation.
The effective tax rate of (112)% for the nine months ended April 30, 2025 differs from the statutory U.S. Federal income tax rate of 21% primarily due to the tax deductions from stock-based compensation, research and development credits, and the FDII deduction partially offset by the non-deductible debt retirement expense and non-deductible executive compensation.
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

The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Gross profit reconciliation:
GAAP gross profit	$182,698	$142,227	$520,242	$396,925
Non-GAAP adjustments:
Stock-based compensation	8,685	7,912	25,833	24,368
Amortization of intangibles	485	485	1,455	1,455
Non-GAAP gross profit	$191,868	$150,624	$547,530	$422,748

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$4,468	$(16,696)	$11,471	$(62,887)
Non-GAAP adjustments:
Stock-based compensation	40,357	36,650	119,365	109,174
Amortization of intangibles	1,234	1,367	3,879	4,101
Acquisition consideration holdback	—	(542)	—	143
Non-GAAP income (loss) from operations	$46,059	$20,779	$134,715	$50,531

Net income (loss) reconciliation:
GAAP net income (loss)	$45,991	$(5,478)	$17,853	$(22,862)
Non-GAAP adjustments:
Stock-based compensation	40,357	36,650	119,365	109,174
Amortization of intangibles	1,234	1,367	3,879	4,101
Acquisition consideration holdback	—	(542)	—	143
Amortization of debt issuance costs	1,058	434	2,782	1,296
Changes in fair value of strategic investment	103	(298)	341	(298)
Gain on sale of strategic investment	—	—	(3,671)	(1,758)
Retirement of debt (1)	—	—	53,565	—
Tax impact of non-GAAP adjustments	(13,576)	(10,469)	(38,327)	(29,289)
Non-GAAP net income (loss)	$75,167	$21,664	$155,787	$60,507

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$2,677	$(8,615)	$(9,443)	$(22,860)
Non-GAAP adjustments:
Stock-based compensation	7,175	2,890	17,910	10,108
Amortization of intangibles	219	108	580	380
Acquisition consideration holdback	—	(43)	—	25
Amortization of debt issuance costs	188	34	417	120
Changes in fair value of strategic investment	18	(23)	47	(23)
Gain on sale of strategic investment	—	—	(463)	(191)
Retirement of debt (1)	—	—	6,756	—
Tax impact of non-GAAP adjustments	5,976	7,503	13,080	18,870
Non-GAAP tax provision (benefit)	$16,253	$1,854	$28,884	$6,429

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$0.54	$(0.07)	$0.21	$(0.28)
Non-GAAP adjustments:
Stock-based compensation	0.47	0.44	1.39	1.31
Amortization of intangibles	0.01	0.02	0.05	0.05
Acquisition consideration holdback	—	(0.01)	—	—
Amortization of debt issuance costs	0.01	0.01	0.03	0.02
Changes in fair value of strategic investment	—	—	—	—
Gain on sale of strategic investment	—	—	(0.04)	(0.02)
Retirement of debt (1)	—	—	0.63	—
Tax impact of non-GAAP adjustments	(0.15)	(0.13)	(0.45)	(0.35)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	—	—	(0.01)
Non-GAAP net income (loss) per share — diluted	$0.88	$0.26	$1.82	$0.72

Shares used in computing non-GAAP net income (loss) per share amounts:
GAAP weighted average shares — diluted	85,880,643	82,500,109	85,654,903	82,105,357
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	1,453,086	—	1,293,859
Pro forma weighted average shares — diluted	85,880,643	83,953,195	85,654,903	83,399,216
(1) During the nine months ended April 30, 2025, we recorded a $53.6 million loss on retirement of debt in other income (expense) comprised of a $53.3 million loss on extinguishment of a portion of the 2025 Convertible Senior Notes and a $0.3 million loss on the induced conversion of a portion of the 2025 Convertible Senior Notes. Prior to the first quarter of fiscal year 2025, there were no transactions similar to the retirement of debt in any periods presented on the condensed consolidated statements of operations.

Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	April 30, 2025	July 31, 2024
Cash, cash equivalents, and investments	$1,243,742	$1,129,453
Working capital	$907,055	$457,899
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
As of April 30, 2025, approximately $65.1 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Working Capital
Our working capital increased to $907.1 million as of April 30, 2025 compared to $457.9 million as of July 31, 2024, primarily due to proceeds received from the issuance of the 2029 Convertible Senior Notes in October 2024 and operating cash flow, partially offset by settlement of the 2025 Convertible Senior Notes and the purchase of capped calls related to the 2029 Convertible Senior Notes. We are required to, and have the ability to, settle the principal of the 2029 Convertible Senior Notes in cash and any conversion premium in cash, equity, or a combination of both.
Revolving Credit Facility
In December 2024, we entered into a revolving credit agreement (the “Credit Agreement”), which provides for a senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “2025 Credit Facility”). At our discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement. As of April 30, 2025, there were no outstanding borrowings under the 2025 Credit Facility and we were in compliance with related covenants.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. During the nine months ended April 30, 2025, we did not repurchase any shares of our common stock. As of April 30, 2025, $138.2 million remained available for future share repurchases subject to our compliance with the terms of the Credit Agreement.

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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Nine Months Ended April 30,
	2025	2024
Net cash provided by (used in) operating activities	$56,036	$1,971
Net cash provided by (used in) investing activities	$(178,576)	$(45,067)
Net cash provided by (used in) financing activities	$81,565	$14
Cash Flows from Operating Activities
Net cash provided by operating activities was $56.0 million for the nine months ended April 30, 2025 compared to net cash provided by operating activities of $2.0 million during the nine months ended April 30, 2024. This $54.1 million increase in cash provided by operating activities was attributable to a $123.1 million decrease in net loss, after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, loss on retirement of debt, and other non-cash items, partially offset by a $69.1 million increase in cash used by working capital activities.
Cash Flows from Investing Activities
Net cash used in investing activities was $178.6 million for the nine months ended April 30, 2025 compared to net cash used in investing activities of $45.1 million during the nine months ended April 30, 2024. The $133.5 million increase in cash used in investing activities was primarily due to higher net purchases in excess of maturities and sales of available-for-sale securities compared to the same period a year ago of $105.3 million, $26.7 million cash paid as purchase consideration for the acquisition of Quantee, an increase in strategic investments purchased of $1.4 million, and a decrease in cash received from the sale of strategic investments of $0.8 million, partially offset by lower purchases of property and equipment and capitalized software development costs of $0.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended April 30, 2025 was $81.6 million compared to minimal cash provided by financing activities for the nine months ended April 30, 2024. This $81.6 million increase in cash provided by financing activities was due to $671.8 million cash received, net of paid issuance costs, from the issuance of the 2029 Convertible Senior Notes and $3.2 million cash received from the issuance of common stock upon exercise of stock options, partially offset by $353.5 million used to retire $220.9 million aggregate principal amount of the 2025 Convertible Senior Notes, $179.1 million used to settle the outstanding principal of the 2025 Convertible Senior Notes at maturity, $58.8 million used to purchase capped calls related to the 2029 Convertible Senior Notes, and $2.1 million used to establish our revolving credit facility.

Commitments and Contractual Obligations
Except as discussed below, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2024.
During the nine months ended April 30, 2025, we retired $220.9 million aggregate principal amount of the 2025 Convertible Senior Notes in cash for $354.0 million, which included related accrued interest of $0.5 million, and issued $690.0 million aggregate principal amount of the 2029 Convertible Senior Notes. In March 2025, we fully settled at maturity the outstanding $179.1 million aggregate principal amount of the 2025 Convertible Senior Notes through aggregate cash payments totaling $180.2 million, which included related accrued interest of $1.1 million. See Note 6 “Debt.”
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through April 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of April 30, 2025 and July 31, 2024 were $1,243.7 million and $1,129.5 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $5.2 million and $3.3 million in the market value of our available-for-sale securities as of April 30, 2025 and July 31, 2024, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Additionally, our 2025 Credit Facility, which was undrawn as of April 30, 2025, bears interest at floating rates, including (i) for U.S. Dollar-denominated loans, at our option, either the bank’s base rate plus 0.25% to 1.25% per annum or term SOFR (as defined in the Credit Agreement) plus 1.25% to 2.25% per annum, and (ii) for alternative currency-denominated loans, the applicable alternative currency rate plus 1.25% to 2.25% per annum, with margins determined based on our total net leverage ratio, thus exposing us to potential interest rate fluctuations should we decide to access the facility.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the nine months ended April 30, 2025 and 2024, we recorded a foreign currency gain of $14.0 million and a foreign currency loss of $11.5 million, respectively, as a component of other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $55.1 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings
From time to time, we are involved in legal proceedings that arise in the ordinary course of our business. Any such proceedings, whether meritorious or not, could be time consuming, costly, and result in the diversion of significant operational resources and/or management time.
Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any legal proceeding in which the outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business or financial position. See Note 7 “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are incorporated by reference herein.

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
•exposure to market risks, including geographical and global events, supply chain disruptions, inflation, political and regional conflicts, interest rates, foreign currency exchange rates, tariffs, and financial markets’ volatility and their impact on our stock price and its volatility and our customers, partners, vendors, or our business operations; and
•required compliance with current and evolving local data privacy and cybersecurity laws and regulations in all jurisdictions where we have customers, and our ability to maintain the security of our customers’ data and our cloud-based products, appropriately limit the use of information, and manage related costs and liabilities incurred.
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
•erosion in services margins or significant fluctuations in services revenue caused by changing customer demand, negotiated professional services billing rates, investments in customer implementation and migration projects, utilization rates, or fixed fee contracts;
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
The market for our products is constantly evolving, and our pricing and packaging decisions are made based on the best information available at the time, but may change significantly in the future from our expectations. We are continually analyzing and refining our pricing and packaging models to adapt to this dynamic environment. For example, we may need to change our pricing in future periods in response to market demands, the inflation, tariffs, and interest rate environment, or increased costs. Our contracts are often multi-year in duration and our inability to foresee changing events could impact the profitability of certain contracts. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively in each market. In addition, if our mix or bundle of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition. In addition, we cannot predict whether our current or prospective customers, or the market in general, will accept these changes. If these adjustments do not gain acceptance, our business and operational results could be adversely affected. Failure to identify an optimal pricing and packaging strategy may harm our business and operational outcomes. Should customers reject our new or modified pricing plans, we may face increasing challenges in attracting new customers and retaining existing ones, particularly if we apply new pricing models to current customer subscriptions.

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
Our subscription and support revenue was 56% and 48% of total revenue for fiscal years 2024 and 2023, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 63% and 51% for fiscal years 2024 and 2023, respectively, while the gross margin for license revenue was 98% and 98% for fiscal years 2024 and 2023, respectively. We expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring expenses to operate our cloud services and manage our cloud operations which may not result in an improvement of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of economic volatility, inflation, tariffs, or other global events and disasters.
Further, our services revenue was 18% and 23% of total revenue for fiscal years 2024 and 2023, respectively. Our services revenue produces lower gross margin than either our license revenue or our subscription and support revenue. The gross margin of our services revenue was negative in both fiscal years 2024 and 2023. If we experience an increase in the percentage of total revenue represented by services revenue, due to acquisitions or other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including change in customer demand for our services team’s involvement in the implementation of and migration to new products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, the extent to which we subcontract services to those SI partners, and the impact on the global economy as a result of economic volatility, inflation, tariffs, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging customers to enter into cloud agreements or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, if we subcontract out services without an adequate markup, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.

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
•the burdens and costs of complying with a wide variety of foreign laws and legal standards, including without limitation any new or evolving laws and regulations relating to the use of data in AI, generative AI, machine learning technologies, climate-related disclosures, operational resilience, and data protection and privacy, particularly in the European Union (“EU”) and the United Kingdom (“U.K.”);

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
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, or businesses complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, including most recently in April 2025, we acquired Quantee sp. z o.o. (“Quantee”), a Poland-based insurtech company specializing in dynamic pricing software. Acquisitions and alliances, such as our strategic partnerships with One Inc. and Smart Communications, may result in unforeseen operating difficulties and expenditures, be dilutive to earnings, negatively impact margins, and may not result in the benefits anticipated by such corporate activity. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing customers or sell acquired products to new customers. Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, the timing of revenue from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, may be different than the timing of revenue from existing products. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with existing products. A delay in the recognition of revenue from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
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
Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal data. Changes to laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us and could limit our use of such information to add value for customers, including, for example, the California Consumer Privacy Act and the California Privacy Rights Act, which substantially went into effect on January 1, 2023 and other state privacy laws enacted in recent years. New EU laws related to the use of data, including the Digital Services Act, the EU Data Act, and the EU AI Act, may impose additional rules and restrictions on the use of the data in our products. Additionally, evolving regulations aimed at enhancing financial sector resilience, such as the Digital Operational Resilience Act, may impact our operations by requiring adaptations for risk management and compliance, potentially leading to increased costs and operational adjustments. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation, including class action lawsuits, if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by evolving privacy-related laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand.
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
We use technology and intellectual property licensed from unaffiliated third parties in certain of our products, and we may license additional third-party technology and intellectual property in the future. Any errors, defects, or security issues in this third-party technology and intellectual property or the integration of third-party technology and intellectual property with our products could result in errors that could harm our brand and business. Though we have not experienced resulting impact to date, industry incidents, such as the CrowdStrike incident, involving vulnerabilities in third-party technology, underscore the potential risks associated with the use of third-party technology and intellectual property. Moreover, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all, or otherwise will be subject to restrictions that under applicable law could adversely affect our proprietary software. The loss of the right to license and distribute this third-party technology could limit the functionality of our products and might require us to redesign our products.
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
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes, inflation or deflation, armed conflict, international currency fluctuations, tariffs, or other global events have and may continue to affect the market price of our common stock.

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
Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly our executive officers, sales and marketing personnel, professional services personnel, cloud operations personnel, and software engineers, especially personnel experienced in developing and delivering cloud-based offerings. Additionally, our stakeholders expect us to have a culture that embraces inclusion. Our inability to attract and retain diverse and qualified personnel, or delays in hiring required personnel, may seriously harm our business, results of operations, and financial condition. If U.S. immigration policy related to skilled foreign workers were materially adjusted, such a change could hamper our efforts to hire highly skilled foreign employees, including highly specialized engineers, which could adversely impact our business.
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
Servicing our indebtedness requires a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the 2029 Convertible Senior Notes or to repurchase the 2029 Convertible Senior Notes upon a fundamental change, which could adversely affect our business and results of operations.
As of April 30, 2025, we had outstanding an aggregate principal amount of $690.0 million of our Convertible Senior Notes, due November 2029. In addition, we have available a $300.0 million senior revolving credit facility, arranged by a syndicate of financial institutions. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
Before August 1, 2029, holders of the 2029 Convertible Senior Notes will have the right to convert their notes only upon the occurrence of certain events, and on or after August 1, 2029, the 2029 Convertible Senior Notes become convertible at any time at the election of the holders until the close of business on the second scheduled trading day immediately preceding the maturity date of November 1, 2029. Upon conversion of the 2029 Convertible Senior Notes, we will be obligated to make cash payments. In addition, holders of our 2029 Convertible Senior Notes will have the right to require us to repurchase their 2029 Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the 2029 Indenture) at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. Although we have the option to settle the 2029 Convertible Senior Notes in either cash or a combination of cash and shares, we may not have sufficient available cash or be able to obtain financing at the time we are required to settle the 2029 Convertible Senior Notes. Additionally, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase the 2029 Convertible Senior Notes at a time when the repurchase is required by the 2029 Indenture or to pay any cash payable on future conversions of the 2029 Convertible Senior Notes as required by such Indenture would constitute a default under such Indenture. A default under the 2029 Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and settle the 2029 Convertible Senior Notes or make cash payments upon conversions thereof.
Our ability to make scheduled payments of the principal and interest on our indebtedness when due or to make payments upon conversion or repurchase demands with respect to our 2029 Convertible Senior Notes, or to refinance our indebtedness as we may need or desire, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness, and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our existing or future indebtedness and have a material adverse effect on our business, results of operations, and financial condition.
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
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Ongoing conflicts such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, escalating tensions in the South China Sea, high interest rates, tariffs, financial instability and crises, pandemics, and supply chain issues have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, have been adversely impacted due to the disruptions resulting from such events, and may be again in the future. Such global events have disrupted and may again disrupt the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles could increase, which could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from such global events and related implementation delays. As a result of such developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. Due to the continuing and evolving nature of such global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our customers may defer or forego purchases of our products in the event of weakened global economic conditions, political transitions, and industry consolidation.
General worldwide economic conditions remain unstable, and prolonged economic uncertainties or downturns could harm our business, results of operations, or financial condition. In particular, global inflation concerns, ongoing conflicts such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, escalating tensions in the South China Sea, tariffs, and the occurrence of regional epidemics or a global pandemic and related public health measures, have created and may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, delay or increase pricing pressures on services engagements, or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, tariffs, and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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
In addition, our information technology systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering, such as the CrowdStrike incident. To the extent that such disruptions result in delays or cancellations of customer orders or collections, or the deployment or availability of our products, our business, results of operations, and financial condition would be adversely affected.
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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a majority of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our products and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarter. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR, and operating income, which could have an adverse effect on our stock price. We expect global exchange rates for various currencies may be more volatile than normal as a result of ongoing conflicts, including the war between Russia and Ukraine, continued geopolitical instability in the Middle East, the escalation of tensions in the South China Sea, and related events. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue, ARR, or results of operations.
The conversion feature of the 2029 Convertible Senior Notes may adversely affect our financial condition and results of operations.
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
Transactions relating to our 2029 Convertible Senior Notes may affect the value of our common stock.
The conversion of some or all of the 2029 Convertible Senior Notes may dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Convertible Senior Notes. Our 2029 Convertible Senior Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our 2029 Convertible Senior Notes elect to convert their notes, in certain circumstances we will be required to settle our conversion obligation by delivering shares of our common stock, which would cause dilution to our existing stockholders.
In connection with the issuance of the 2029 Convertible Senior Notes, we entered into capped call transactions with certain financial institutions (collectively, the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2029 Convertible Senior Notes. Such activities could cause a decrease in the market price of our common stock.
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

ITEM 5.Other Information
During the three months ended April 30, 2025, our officers and directors listed below adopted or amended Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

Name and Title	Action	Date of Action	Number of Shares to be Sold
Winston King, Chief Administrative Officer, General Counsel, and Secretary	Amendment (1)	April 14, 2025	Up to 17,300

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales under this amendment occurring periodically from the estimated selling start date of July 14, 2025 and continuing through the earlier of the execution of all trading orders pursuant to the plan and December 31, 2025. The amendment changed the price limits for sales and the timing of sales under the trading arrangement originally adopted on October 15, 2024.

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

Date:	June 3, 2025	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial and Accounting Officer)