Form 10-K
period 2025-07-31
Guidewire Software, Inc.
filed 2025-09-11
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2025
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
1

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $13.4 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 29, 2025, the registrant had 84,530,578 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
2

Guidewire Software, Inc.

3

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

Item 1.Business
Overview and Purpose
Guidewire is the platform that property and casualty (“P&C”) insurers rely on to engage with customers, innovate, and operate more efficiently. Founded in 2001, we serve insurers of all sizes, ranging from global carriers to regional and local providers, helping them navigate a rapidly changing insurance market.
Our platform combines core systems of record with digital, analytics, and artificial intelligence (“AI”) capabilities. Our foundational core products, InsuranceSuite and InsuranceNow, are delivered primarily as a cloud-based subscription service leveraging our proprietary cloud platform which we refer to as Guidewire Cloud Platform (“GWCP”). Historically, InsuranceSuite has also been available for self-managed installations. These products serve as transactional systems of record, fully supporting insurance operations, including product definition, policy administration, claims management and billing.
To support our core products, we provide digital engagement offerings that enable seamless sales, omnichannel service, and enhanced claims experiences for policyholders, agents, vendors, and field personnel and analytics products that allow insurers to manage and use data more effectively, gain business insights, improve operational efficiency, and underwrite emerging risks. To support insurers worldwide, we localize our products to address diverse regulatory, language, and currency requirements. Additionally, we provide Guidewire Marketplace to empower customers pursuing innovation initiatives by offering a vetted collection of insurtech applications and to help them differentiate their businesses by allowing them to leverage capabilities from the Guidewire ecosystem.
We reach customers directly through our global sales team and in partnership with third-party global system integrators (“SIs”). Because our platform is central to insurers’ operations, customer evaluation cycles are often extensive, particularly when multiple products are involved or when insurers are moving to GWCP for the first time. Sales processes typically include detailed due diligence and customer reference checks.
In addition to migration and expansion activity on GWCP, our growth depends on continuously enhancing existing products, introducing new capabilities, ensuring efficient cloud operations, and expanding local content. We sell our products primarily through subscription services for our platform and cloud-delivered products. We generally price our subscription services for core products based on the amount of Direct Written Premium (“DWP”) managed on our platform, with certain cloud-delivered products priced based on usage or other metrics. Initial subscription agreements are generally five years in duration, with annual renewals thereafter. In some instances, we have customers that sign contracts with an initial term of seven years or longer. Subscription revenue is recognized ratably over the contract term. We also offer term licenses, primarily for existing on-premise customers, as well as support and professional services. Support is typically priced as a percentage of license fees and recognized ratably, while most professional services are billed monthly on a time-and-materials basis.
Industry Background
The P&C insurance industry is large, fragmented, highly regulated, and complex. It is also highly competitive, with insurers competing primarily on product differentiation, pricing options, customer service, marketing and advertising, affiliate programs, and channel strategies. In some instances, P&C insurers rely on legacy systems that may impact their ability to respond to business and market requirements.
To better respond to market demands, P&C insurers modernize their transactional core systems to manage key functional areas of P&C insurance, including product definition, underwriting and policy administration, claims management, and billing. Product definition specifies the insurance coverage, pricing, and financial and legal terms of insurance policies. Underwriting and policy administration includes collecting information from potential policyholders, determining appropriate coverages and terms, pricing policies, issuing policies, and updating and maintaining policies over their lifetimes. Claims management includes loss intake, investigation and evaluation of incidents, settlement negotiation, vendor management, litigation management, and payment processing. Billing includes policyholder invoicing, payment collection, and agent commission calculation. We believe insurers that adopt modern, cloud-based core systems can enhance customer experience, operate more efficiently, and introduce innovative products more rapidly.
We believe the P&C insurance industry is rapidly evolving in how insurers engage with, sell to, and manage relationships with, consumers and businesses. Today, P&C insurers are striving to respond to significant changes in their competitive marketplace and the characteristics of the risks they underwrite. The most significant changes include:
•an industry going through rapid change that requires agility and efficiency from its core systems;

•an increase in catastrophes and natural disasters impacting the P&C insurance industry requiring agility and innovation from its core systems;
•a rise in customer expectations for digital, mobile, and omnichannel interaction to augment the traditional agent model;
•a growth in demand for personalized services and products;
•an increase in technology and market-driven changes in vehicular risk, including usage and driving behavior based insurance;
•an increase in consolidation of providers of insurance products and associated rationalization of markets served given recent claims ratio trends and developments;
•demand for coverage of emerging risks such as terrorism, cybersecurity, pandemic, and reputational risk;
•growing data volumes which require modern tools to build analytics and gain actionable insights;
•advances in the use of data and AI-based analytics to better market to and engage with customers, price policies, and manage claims;
•development of opportunities to compete or partner with non-traditional players that offer disruptive technology-based value propositions;
•established industry leaders are facing increased competition from new entrants in the market, including insurtech companies;
•generational turnover in the underwriting and claims workforce, as the baby boomer generation retires and insurers must hire, train, and retain talent at scale; and
•the introduction and leveraging of new technologies, such as generative AI, large language models, autonomous driving, and telematics.
In response to these trends, changes, challenges, and opportunities, we believe that P&C insurers need a modern core platform that can increase agility and enhance digital engagement and analytics offerings.
While each insurer may have different goals and priorities when pursuing new technology investments, there are several major themes that we believe guide these investments:
•Agility. Insurers face rising competitive and market pressures, including social inflation that is contributing to higher claims severity across lines of business, that demand faster product definition, risk selection and pricing, and market entry or exit. These pressures are heightened by climate-driven risk events such as wildfires and floods, growing competition from digital-first insurers, and broader macroeconomic challenges including inflation, supply chain volatility, and changes in trade policies.
•Digital Engagement Models. Policyholders and agents increasingly expect seamless, digital-first experiences. Insurers are investing in modern engagement tools to reduce customer dissatisfaction and improve retention while transitioning from transactional interactions to more advisory and personalized relationships. Examples include embedded insurance offerings, omnichannel claims service, and personalized product recommendations. These investments can drive higher lead conversion and lower churn.
•Cloud-Delivered Solutions. Adoption of cloud platforms is accelerating as insurers recognize the cost efficiencies, scalability, and security benefits of public cloud infrastructure. We believe cloud deployment also enables faster innovation cycles, improved resilience during catastrophe events, and easier compliance with evolving regulatory requirements. By shifting infrastructure management to third parties, insurers can focus more resources on differentiating products and services.
•Data Driven Decision-Making. Insurers are increasingly leveraging proprietary and third-party data sources, ranging from telematics and internet-connected devices to catastrophe and climate models, to inform decisions across underwriting, claims, and pricing. Predictive analytics and AI technologies can help underwriters and claims professionals improve accuracy and efficiency, while automation enables straight-through processing where possible. At the same time, insurers must balance these gains with transparency and compliance requirements around the use of analytics and AI technologies. Insurers also face costs from fraud in underwriting and claims and are using analytics and AI technologies to improve detection and reduce related expenses.
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

•Legacy System Modernization. A significant portion of the market continues to rely on legacy systems. We believe modern policy administration, claims management, and billing systems will continue to be adopted as insurers that rely on legacy systems seek to gain operating efficiencies, expand into new markets and lines of business, and introduce new digital and data offerings.
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
Core Operational Products
We offer the following suite of products: Guidewire InsuranceSuite and Guidewire InsuranceNow.
Guidewire InsuranceSuite
Guidewire InsuranceSuite is a highly configurable and scalable product, delivered as a service, and primarily comprised of three core applications (PolicyCenter, ClaimCenter, and BillingCenter) that can be subscribed to separately or together. These applications are built on and optimized for our GWCP architecture and leverage our in-house cloud operations team. GWCP is a Guidewire-developed infrastructure layer enabled by and hosted on Amazon Web Services (“AWS”). GWCP’s architecture consists of three primary layers. The specialized cloud infrastructure service and tool layer centered around optimizing service and resource availability, performance, scalability, and cost efficiency, maintaining data security, privacy and regulatory compliance, and offering a high degree of service observability to provide customers with better insight and control consistent with their operational needs. The data platform layer providing access to core and predictive analytics data to allow creation of curated datasets that can be used to drive delivery of actionable insights across the insurance lifecycle. The app platform layer containing modular, cloud-native services decoupled from the InsuranceSuite core that can be used individually or interconnected to enhance existing applications and empower creation of new business applications. GWCP was developed to meet the specialized needs of the P&C insurance industry, providing a scalable cloud architecture that combines multi-tenant cloud services and tools with the ability to isolate each customer’s system of record and database instances. This approach provides our customers with the benefits of cloud-native infrastructure and services and the flexibility to provide differentiated services to their customers.
InsuranceSuite is designed to support multiple releases each year to accelerate delivery of new capabilities and ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite.
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
Guidewire InsuranceNow
Guidewire InsuranceNow is a complete, cloud-based application that offers policy administration, claims management, and billing functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity. Like InsuranceSuite, InsuranceNow is hosted on GWCP and managed by our internal cloud operations team. InsuranceNow is currently only available in the United States, and is generally suited to mid-market carriers and managing general agents whose needs are often not as complex as a typical InsuranceSuite customer.
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
Data and Analytics
We offer a variety of applications that allow insurers to evaluate risks and write more profitable business by enabling a seamless path from data to value.
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
Guidewire Canvas

Guidewire Canvas is a cloud-native application included with ClaimCenter. It features an interactive map that enables claims management and catastrophe response teams to geo-visualize claims to help improve customer satisfaction and reduce indemnity by proactively responding to storm events.
Guidewire Compare
Guidewire Compare is a cloud-native application included with ClaimCenter that monitors key claims measures and gives feedback on how those compare against peer insurers in the Guidewire community, or within a single insurer across regions or over time. Compare allows claims organizations to increase their processing efficiency by monitoring key claims measures such as indemnity, expenses, cycle times, reserves, salvage, subrogation, percentage closed, catastrophe, and litigated.
Guidewire Industry Intel
Guidewire Industry Intel comprises a set of pre-built AI-based models leveraging our comprehensive datasets. Intel provides carriers with line-of-business-specific actionable predictions to enhance operational efficiency directly embedded into core workflows within PolicyCenter and ClaimsCenter.
Guidewire Data Studio and Explore
Guidewire Data Studio is a cloud-native application leveraging the Guidewire Data Platform. It is designed to provide streamlined access to the data from InsuranceSuite products. It provides a curated content data repository that enables insurers to build, organize, and publish InsuranceSuite datasets for downstream applications. The Guidewire Insurance Data Model contains sets of pre-curated P&C insurance-specific metrics and attributes; data dictionaries; and supporting user diagrams and documentation. It facilitates the generation of financial and business insights, ultimately improving policy and claims outcomes for insurers.
Guidewire Explore is a cloud-native business intelligence application with ready-to-use datasets, reports, and dashboards that provides insurers with financial and operational insights to better understand the health of their business, make informed decisions, identify areas of improvement, stay competitive, and support internal and external stakeholders.
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
Guidewire Marketplace
The Guidewire Marketplace is where insurers find vetted applications and content that complement the Guidewire platform from our PartnerConnect partners, as well as Guidewire product and services teams. These applications and content help insurers to rapidly innovate and differentiate their businesses by allowing them to leverage capabilities from the Guidewire ecosystem to meet their business goals. The Guidewire Marketplace also empowers customers pursuing innovation initiatives by offering a vetted collection of insurtech applications. Additionally, we promote innovation through our Insurtech Vanguards which is a community of select startups and technology providers, bringing transformative solutions to the P&C industry and making innovation more accessible. Sixteen Insurtech Vanguards have been promoted to our PartnerConnect program. As of July 31, 2025, the Guidewire Marketplace had over 315 partner-developed integrations that have been awarded Ready for Guidewire validation and hundreds of Guidewire-developed resources available for download. We are continually expanding the breadth of functionality and depth of partnerships in the Guidewire Marketplace.
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
Our cloud infrastructure is designed to enhance the security, stability, scalability and efficiency of our applications. Our cloud infrastructure leverages AWS regions worldwide and is tailored to provide both the benefit of cloud subscription services delivered in a cloud-native multi-tenant model while still providing insurers with the ability to configure and extend their applications via single-tenant environments which are easily managed via Guidewire Cloud Console. All of our cloud services and products comply with relevant standards set by ISO, American Institute of Certified Public Accountants, and Payment Card Industry Security Standards Council.
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
Our investments in services and partners are designed to ensure customer success by committing appropriate resources to implementation projects.
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
Employees and Human Capital Resources
Our business requires attracting, developing, and retaining a motivated team of individuals who thrive in a culture based on integrity, rationality, and collegiality. Understanding and proactively anticipating the priorities and needs of our current and future employees is important to realizing our mission to be the platform P&C insurers rely on to engage, innovate, and grow efficiently.
As of July 31, 2025, we had 3,772 employees, including 1,879 in global product development and operations (comprised of research and development, cloud operations, and technical support), 873 in professional services, 533 in sales and marketing, and 487 in general and administrative roles. As of July 31, 2025, we had 1,714 employees in the United States and 2,058 employees internationally.
Attracting, Developing, and Retaining Employees
Our recruiting, development, and retention objectives focus on providing an optimal employee experience and culture across the employee life cycle from recruitment to retirement, and involve attracting skilled and engaged employees who contribute the talent and range of perspectives critical to our innovative, forward-looking, and inclusive workforce. Our recruiting process is designed to reduce bias and support our ability to hire candidates with professional qualifications, personal potential, and differing perspectives. For certain roles and when required to meet our business needs, flexible work policies expand our ability to hire for certain roles and retain talent in geographies where we do not have physical offices. Fostering career progression by encouraging regular professional education empowers our employees to pursue their professional goals, which is critical to developing and retaining our employees. We invest in broad-based development by providing diverse growth opportunities, including skills training, on-demand AI learning platforms, mentorship, and leadership programs. We gauge progress and efficacy, identify opportunities for change, and pursue solutions through tracking and analyzing data from various sources such as annual talent reviews, employee feedback, and our progress toward hiring and promotion goals.
People and Community Engagement
We believe that understanding and respecting another’s perspective, experience, background, and beliefs provides opportunities to expand horizons, increase innovation, challenge complacency, and foster empathy. A broad range of perspectives and experiences drives our innovative, collaborative, and engaged workplace. We aim for the highest standards of fairness and equal opportunity in recruitment, hiring, promotions, job assignments, and compensation. Initiatives to foster a collaborative and welcoming workplace include recruiting and outreach programs and various employee resource groups open to all employees.
Guidewire Gives Back (“GGB”) is our program focused on investing in local communities where we operate by encouraging employee volunteerism, philanthropy, and social impact investment. The GGB program is centered around employee engagement and community impact through volunteer hours from the Guidewire community and financial donations, both of which are geared toward making a measurable difference. The GGB strategy, programs, and collaborative partnerships reflect employees’ passions and embody Guidewire’s corporate mission, as well as our customers’ purpose.
Corporate Culture
Our employees are critical to our success, and our global strategy includes cultivating an inclusive and engaged workforce that fosters collaboration and supports our shared values. Our values of integrity, rationality, and collegiality are the foundation of how we work with one another. We incorporate a wide variety of communication and training activities to encourage collaboration across our global workforce. We measure the effectiveness of our employee programs through quarterly surveys and use the results to identify opportunities for improvement.
Health and Wellness
We believe a healthy, engaged, and high-performing workforce is part of our competitive advantage. We want all of our employees to thrive, and we regularly re-evaluate how to best support our employees’ wellness, health, and safety through management systems, policies, and programs that encompass our global operations. Our current benefit and wellness programs drive engagement that positively impacts our culture, job satisfaction, recruiting, and retention programs. We demonstrate our commitment to well-being through our physical, mental, and family health programs, and professional development opportunities. We also prioritize personal empowerment, wellness initiatives, safe and flexible workspaces, and comprehensive benefits — ensuring our team stays healthy, supported, and connected.
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
Customers
We market and sell our products to a wide variety of global P&C insurers ranging from some of the largest global insurers to national, regional, and state companies. We believe strong customer relationships are a key driver of our success given the long-term nature of our customer engagements and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. Customers are defined as entities that have placed orders for our services or products. In some instances, a parent corporation can have multiple entities, or insurance brands, that place orders for our services or products and, in other instances, customers are in industries adjacent to the insurance industry and do not have an insurance brand. As of July 31, 2025, we had approximately 500 customers representing approximately 570 insurance brands in 43 countries. Our customer definition excludes customers that pay us less than $10,000 per year, which primarily represents customers of our HazardHub product.
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
We work closely with our network of SI partners to facilitate new sales and implementations of our products. Our partnerships with leading SI partners allow us to increase efficiency and scale while reducing customer implementation and migration costs. We continue to invest time and resources to increase the number of qualified consultants employed by our SI partners, develop relationships with new partners in existing and new markets, and ensure that all SI partners are qualified to implement our products. We believe this model will continue to serve us well, and we intend to continue to expand our network of partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription migrations and implementations.
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
Our strong relationships with leading SI partners enhance our direct sales through co-marketing efforts and by providing additional market validation of the distinctiveness and quality of our offerings.
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
Competition
The software market that caters to the P&C insurance industry is highly competitive and fragmented. Increased spending by insurers on software solutions and the emergence of new platforms that have broadened from core system modernization to new digital engagement and data and analytics solutions have generated significant interest among investors and entrepreneurs. Increased capital allows market participants, or potential market participants such as insurtech companies, to adopt more aggressive go-to-market strategies, improve existing products, introduce new products, develop innovative solutions that disrupt the market, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs, and the adoption of cloud deployed solutions. These factors create an environment of shifting and increasing competition. Our current and future competitors vary in size and in the breadth and scope of the products they offer. As we expand our product portfolio, we may begin to compete with software and service providers we have not traditionally competed against. Our current competitors include, but are not limited to, customers’ internally developed proprietary solutions; P&C insurance software vendors such as Duck Creek, EIS Group, Insurity, Majesco, Origami Risk, and Sapiens; and horizontal software vendors such as SAP SE, Salesforce and ServiceNow.
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
We provide access to a recording of our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we also provide notifications on our investor relations website of news or announcements regarding our financial performance, including SEC filings, investor events, press releases, and earnings releases. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Corporate governance information, including our governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” Corporate sustainability information is available on our website and is located at www.guidewire.com/corporate-sustainability. The contents of our websites, including any information contained in reports or other resources found on such websites, are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Any references to our websites are intended to be inactive, textual references only.

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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include the following:
•our quarterly and annual results may fluctuate significantly due to a number of factors, including economic conditions, customer behavior, contract provisions and changes, operational costs and reliability, seasonality, and other uncertainties, which could impact our stock price;
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
•our ability to expand adoption of our cloud-based products, migrate existing term license customers to cloud-based offerings on a subscription basis, and manage long-term pricing commitments in our customer contracts that are based on available information and estimates about future costs that may change;
•exposure to risks in relation to data security incidents or breaches of our cloud-based products, unauthorized access to our customers’ or employees’ data, and the related impact on our ability to effectively operate our cloud environment for our customers;
•issues in the development and use of AI, as well as the use of AI by our workforce, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations;
•retaining existing and hiring new personnel, including managing a hybrid and geographically distributed workforce;
•errors or failures in our products or services, as well as failures, security vulnerabilities, or service interruptions of third-party technologies and service providers we utilize, could impair the availability of our products, harm our reputation, lead to customer loss, increase liability claims, or harm our future financial results;
•dependence on the quality and effectiveness of our professional services, technical support, and SI partners, and successful development of our global direct sales force and the expansion of our relationships with SI partners;
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
•our ability to expand market adoption of cloud-based services, including the impact of our customers transitioning from term software licenses to subscription services;
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
•the impact of a recession or any other adverse global economic condition on our business, including public health crises, such as epidemics and pandemics, changes in political climate, geographic and political conflicts, and uncertainties with respect to trade tariffs, trade agreements, and other trade issues that may cause a delay in entering into, a failure to enter into, or cancellation of significant customer agreements or the fulfillment of professional service arrangements;
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
Our reliance on a relatively small number of P&C insurance customers for a significant portion of our revenue and ARR and the substantial negotiating leverage of these customers could adversely affect our business, results of operations, and financial condition.
Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. The composition of our individual top customers has varied and will continue to vary from year to year. Our ten largest customers accounted for 20% and 22% of our revenue in fiscal years 2025 and 2024, respectively. Additionally, our ten largest customers based on ARR accounted for 20% of total ARR at July 31, 2025. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our services or products. While we expect this reliance to decrease over time as our revenue, customer base, and subscription services as a percentage of revenue grow, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue and ARR for the foreseeable future. As a result, if we fail to successfully sell our products to one or more of these anticipated customers in any particular period or fail to identify additional potential customers, or if such customers purchase fewer of our products or professional services, defer or cancel orders, fail to renew their license or subscription agreements, or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of this relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
Furthermore, some of our customers include the world’s largest P&C insurers. These customers have significant bargaining power when negotiating new licenses or subscriptions or renewals of existing agreements, and have the ability to buy similar products from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we sell to them or add complexity to our customer agreements. We have been required to, and may again be required to, reduce the average selling price and ARR of our products, along with agreeing to ramps that delay reaching fully ramped ARR, in response to these pressures. If we are unable to avoid reducing our average selling prices or ARR, our results of operations could be harmed. In addition, consolidation among P&C insurers may further concentrate our customer base and increase the negotiating leverage of our large customers, which could heighten pricing and margin pressures.
Our sales and implementation cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenue.
The typical sales cycle for our products is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products, the potential cost savings achievable by organizations deploying our products, and the benefits and risks associated with cloud-based services. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size and terms of the initial contract until very late in the sales cycle, which affects our ability to accurately forecast revenue and ARR. In addition, if we commit to include specific features in our base product offering at the request of a customer or group of customers, we may be unable to recognize revenue until the specific features have been delivered with our products or be subject to penalties or costs. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.

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
Additionally, many of our prospective customers operate firmly entrenched legacy systems, some of which have been in operation for decades. Our implementation cycles may be lengthy, variable, and require the investment of significant time and expense by our customers. These expenses and associated operating risks attendant on any significant process re-engineering and new technology implementation, may cause customers to prefer maintaining legacy systems. Also, maintaining these legacy systems may be so time consuming and costly for our potential customers that they do not have adequate resources to devote to the purchase and implementation of our products. We also compete against technology consulting firms that either helped create such legacy systems or may own, in full or in part, subsidiaries that develop software and systems for the P&C insurance industry. Further, as machine learning, AI technologies, including generative AI technologies, and automated decision-making technologies (collectively, “AI technologies”) continue to evolve, our existing and potential customers may leverage evolving AI technologies to develop their own solutions that could reduce or eliminate the need for our solutions.
As we expand our product portfolio, we may begin to compete with software and service providers we have not competed against previously. Such potential competitors offer data and analytics tools that may, in time, become more competitive with our offerings.
If our competitors’ products, services, or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours (including, without limitation, as a result of new or better use of evolving AI technologies, such as generative AI), or if our customers or potential customers replace our solutions with custom-built software, then our revenue could be adversely affected.
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
We have experienced consistent growth and expect to continue expanding our operations, including increasing the number of employees and broadening the locations and scope of our international operations. In particular, we have been expanding and plan to continue to expand our operations in India. Additionally, we operate a hybrid work environment in which a large portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis, which brings challenges to managing our business and workforce. This expansion, combined with the complexity of managing a hybrid and geographically distributed workforce, has placed, and will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Further, our ability to expand geographically depends, in large part, on our ability to attract, retain, and integrate managers with the appropriate skills to lead the local business and employees. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our customers, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our customers, our reputation could suffer and our ability to attract new customers may be harmed.
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

We use AI technologies in our offerings and business, and we are continuing to make investments in expanding our AI capabilities in our products, professional services, and tools, including by enhancing existing or developing new product features and functionality that use or incorporate AI technologies. AI technologies are complex and are rapidly evolving. We expect that increased investment will be required to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. The use of AI technologies in new or existing offerings may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or cybersecurity risks, privacy concerns, ethical challenges, or other complications that could adversely affect our business, reputation, or financial results.

The complexity of our products that incorporate machine learning and AI technologies could result in unforeseen delays or expenses, or undetected defects, bugs, or new or unknown cybersecurity risks, vulnerabilities, and challenges, which may harm the market acceptance of new products, damage our reputation with current or prospective customers, cause significant remediation expenses, and may harm our business, results of operations, and financial condition.

The uncertainty around new and emerging AI technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections and safeguards for handling the use of customer data with such technologies, which may be costly and could impact our expenses.

AI technologies may create content that appears facially correct but is factually inaccurate or flawed. Our customers, employees, or others may rely on or use such factually incorrect or flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In all events, the development, marketing and use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, additional costs, and/or legal liability. If our AI technologies development, deployment or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of AI solutions or cause harm to individuals, customers or society, or result in our offerings not working as intended or producing unexpected outcomes.

Further, the development of next-generation solutions that utilize new and advanced features using or incorporating AI technologies involves making predictions regarding the willingness of the market to adopt such technologies over legacy solutions. We may be required to commit significant resources to developing new products before knowing whether such investment will result in products that the market will accept.
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

If we are unable to expand adoption of our cloud-based subscription offerings, or if we fail to meet stipulated service levels, our results of operations could be harmed.
To address demand trends in the P&C insurance industry, we offer customers the use of our software products primarily through a cloud-based offering sold on a subscription basis. Our subscription business model has required, and will continue to require, a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security incidents or breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue, cost of services revenue, and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of third-party infrastructure in which we rely to host our subscription services, may be difficult to predict over time. Furthermore, we may assume greater responsibilities for implementation of subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations or migrations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional services or products or upon renewal of existing agreements, and a customer’s renegotiation or refusal to pay its contractually obligated subscription or service fees.
Revenue under our cloud-based subscription model is generally recognized ratably over the term of the contract. Ratable revenue recognition results in lower revenue in the initial period of the customer agreement. This effect on recognized revenue may be magnified due to the concentration of our orders in the fourth fiscal quarter. Additionally, the timing of our customers’ decision to transition from self-managed licenses to cloud-based subscription services could negatively affect our ability to forecast the timing and amount of our revenue in any period.
While market acceptance of our cloud-based solutions has increased, our future growth depends on our ability to further expand adoption among existing and new customers. Factors such as cost, security, reliability, performance, customer preference, perceived value associated with such offerings, public concerns regarding privacy, and the enactment of restrictive laws or regulations could continue to affect the pace and extent of this expansion. If adoption or renewal of our cloud-based solutions does not grow as expected, we could experience reduced customer purchases, reduced renewal rates, lower ARR, and decreased revenue, any of which will adversely affect our business, results of operations, or financial condition.
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
In addition, the metrics we and our investors use to evaluate our business model may evolve over the course of time as significant trends emerge. It may be difficult, therefore, to accurately determine the impact on our business on a contemporaneous basis, or to clearly communicate the appropriate metrics to our investors. If we are unable to expand adoption of our cloud offerings in light of the foregoing risks and uncertainties, our reputation could suffer and our results of operations could be harmed, which may cause our stock price to decline.
Our business depends on customers renewing and expanding their license, support, and subscription contracts for our products. A decline in our customer renewals and expansions could harm our future results of operations.
Our customers have no obligation to renew their term licenses or subscriptions after their contract period expires, and these licenses and subscriptions, if renewed, may be done so on less favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their licenses or subscriptions before they expire. We may not accurately predict future trends in customer renewals. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our products, the prices of our products, the prices of products offered by our competitors, reduction in our customers’ business including their DWP, reductions in our customers’ spending levels due to the macroeconomic environment or other factors, or the sale of their operations to a buyer that is not a current customer. Additionally, customers may delay making payments under existing agreements, or at renewal, in an attempt to obtain more favorable terms from us.

Also, in certain limited cases, our customers have a right to exercise a perpetual buyout of their term licenses at the end of the initial contract term, which, if exercised, would eliminate future term license revenue. If our customers do not renew their term licenses or subscriptions for our solutions or renew on less favorable terms, our revenue may decline or grow more slowly than expected and our profitability may be harmed.
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
We, and many of our third-party providers, operate a hybrid work environment in which a significant portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis. As a result, we are subject to the challenges and risks of having a remote and hybrid workforce. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events or incidents, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who work remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications, and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. Hybrid in-person as well as remote working may also subject us to other operational challenges and risks. For example, hybrid working arrangements may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale and retention rates. In addition, we expect to incur costs related to a hybrid workforce including, among other things, facilitating permanent remote work for a portion of our workforce and updating our offices to offer more collaborative workspaces. If we are unable to effectively operate a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.
Real or perceived errors or failures in our products and professional services, including implementation and cloud support services, may affect our reputation, cause us to lose customers, and reduce sales and renewal rates, which may harm our business and results of operations and subject us to liability for breach of warranty claims.
Because we offer complex products, undetected errors or failures may exist or occur, especially when products are first introduced or when new versions or updates are released. Our products are often used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may result in errors or failures or expose undetected errors, failures, or bugs in our products. Despite extensive testing by us, we may not identify all errors, failures, or bugs in new products or releases until after commencement of commercial sales or installation. As is common with complex software, errors, failures, or bugs may be discovered in our offerings after their introduction. While we have implemented, and continually improve, a breadth of industry standard technology controls designed to ensure system stability and availability, we may introduce errors, design flaws, software bugs, and other issues into the environment, and fail to remediate them in a timely manner, which may cause serious or prolonged service interruptions to our customers.
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

Our workforce is exposed to and is encouraged to use AI technologies for certain tasks related to our business. We have guidelines and policies specifically directed at the use of AI tools in the workplace. Nevertheless, the use of these AI tools, whether authorized or unauthorized, by our workforce, poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients, and the misuse of our or third-party intellectual property. Use of AI technologies by our workforce, even when used consistently with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information, or failure to comply with open source software requirements. In addition, our employees may use AI tools for various tasks, such as writing code and building content, and these AI technology tools may produce responses that appear facially correct but that are factually inaccurate or flawed, which could lead to errors in our decision-making, solution development, or other business activities and have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our workforce.

Further, while use of AI tools to develop software code makes our development process more efficient, AI technologies have sometimes generated content that is “substantially similar” to proprietary or open source code on which the AI tool was trained. If the AI technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.

Revenue mix, as well as declines in our subscription and support gross margin or our services gross margin, could adversely affect our overall gross margin and profitability.
Our subscription and support revenue was 61% and 56% of total revenue for fiscal years 2025 and 2024, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 68% and 63% for fiscal years 2025 and 2024, respectively, while the gross margin for license revenue was 99% and 98% for fiscal years 2025 and 2024, respectively. We expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring expenses to operate our cloud services and manage our cloud operations which may not result in an improvement of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of economic volatility, inflation, tariffs, or other global events and disasters.
Further, our services revenue was 18% and 18% of total revenue for fiscal years 2025 and 2024, respectively. Our services revenue produces significantly lower gross margin than either our license revenue or our subscription and support revenue and has at times been negative. If we experience an increase in the percentage of total revenue represented by services revenue, due to acquisitions or other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including change in customer demand for our services team’s involvement in the implementation of and migration to new products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, the extent to which we subcontract services to those SI partners, and the impact on the global economy as a result of economic volatility, inflation, tariffs, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging customers to enter into cloud agreements or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, if we subcontract out services without an adequate markup, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
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
We sell our products to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2025 and 2024, $431.6 million and $347.9 million of our revenue, respectively, was from customers outside of the United States. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:
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
•lack of familiarity with and unexpected changes in foreign regulatory requirements, including requirements around employee compensation and benefits;
•increased exposure to fluctuations in currency exchange rates, especially on revenue and ARR;
•highly inflationary international economies and related governments;
•geographic and political conflicts, such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, and the escalating tensions in the South China Sea;
•the burdens and costs of complying with a wide variety of foreign laws and legal standards, including without limitation any new or evolving laws and regulations relating to the use of data in AI, generative AI, machine learning technologies, climate-related disclosures, operational resilience, data protection and privacy, particularly in the European Union (“EU”) and the United Kingdom (“U.K.”);
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
•multiple and possibly overlapping tax regimes, including certain Organization for Economic Cooperation and Development (“OECD”) proposals, such as the implementation of the global minimum tax under the Pillar Two model rules;
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
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, as well as businesses that are complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, most recently our April 2025 acquisition of Quantee Sp. z o.o. (“Quantee”), a Poland-based insurtech company specializing in dynamic pricing software. From time to time, we also invest in private growth-stage companies to support strategic initiatives, and such investments involve the risk of partial or total loss of capital and may not generate a return. Acquisitions, alliances, and strategic investments are inherently risky and may result in unforeseen operating difficulties and expenditures, be dilutive to earnings, negatively impact margins, and fail to generate the anticipated benefits. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, retain existing customers or sell acquired products to new customers, or adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Our due diligence may fail to identify all of the problems, liabilities, or challenges, and our mitigation strategies for identified issues may not be effective. As a result, we may overpay, fail to achieve expected synergies or earnings accretion, or incur unexpected costs, any of which could harm our business, prospects, financial condition, results of operations, cash flows, or stock price.
Acquisitions and alliances may also disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. Following an acquisition or the establishment of an alliance offering new products, the timing of revenue from the sale of products that we acquired or that result from the alliance, or from the sale of a bundle of products that includes such new products, may be different from the timing of revenue from existing products. In addition, our ability to maintain favorable pricing of new products may be challenging if we bundle such products with existing products. A delay in the recognition of revenue from sales of acquired or alliance products, or reduced pricing due to bundled sales, may cause fluctuations in our quarterly financial results, may adversely affect our operating margins, and may reduce the benefits of such acquisitions or alliances.
Additionally, competition within the software industry for acquisitions of businesses, technologies, and assets has been, and may continue to be, intense. Acquisitions may be subject to regulatory reviews, which could increase legal and compliance costs or delay, limit, or prevent completion of the transaction. As such, even if we are able to identify an acquisition that we would like to pursue, the target may be acquired by another strategic buyer or financial buyer such as a private equity firm, or we may otherwise not be able to complete the acquisition on commercially reasonable terms, if at all. Moreover, in addition to our failure to realize the anticipated benefits of any acquisition, including our revenue or return on investment assumptions, we may be exposed to unknown liabilities or impairment charges to acquired intangible assets and goodwill as a result of acquisitions we do complete.
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
Risks Related to Data Security and Privacy, Intellectual Property, and Information Technology
If our products experience cybersecurity incidents or breaches, there is unauthorized access to our customers’ data, or unauthorized use of our products or any of these events are perceived to happen, we may lose current or future customers and our reputation and business may be harmed.
Our products and business involve the collection, storage and processing of customer data and, in some cases, information that relates to individuals and/or constitutes personal data (including from our employees, business partners and others, and, in some cases, from our customers), and our products may provide business critical software and analytics necessary for our customers’ operations. As such, we may be an attractive target for data security attacks that threaten the confidentiality, integrity, and availability of our information technology systems and confidential information. Security incidents or breaches could result in public disclosure of confidential information or personal information, loss or modification of data affecting our customers’ operations, fraud or theft, ransom demands, or other misuse of confidential information or personal information, which in turn could result in our cloud services being perceived as not being secure, a reduction in customers using our products, as well as litigation, breach of contract claims, indemnity obligations, additional reporting requirements and/or oversight, restrictions on processing data, and other liabilities for our Company, all of which could lead to loss of revenue, a diminished ability to retain or attract new customers due to reputational harm, fines, costs, or other penalties or sanctions. While we have taken, and are continually updating and enhancing, steps to protect the confidential information, customer data and personal data that we steward, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on could be breached. We rely on third-party technology and systems for a variety of information technology systems and related products and services, including, without limitation, cloud computing services, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Our ability to control or prevent breaches of any of these systems may be beyond our control. Any failure by a third party to prevent or mitigate data security incidents, breaches or improper access to, or use, acquisition, disclosure, alteration or destruction of customer data could have adverse consequences for us. Because techniques used to obtain unauthorized access or infiltrate, sabotage, disable or degrade systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. The use of constantly evolving technologies by diverse threat actors, including state-sponsored organizations, opportunistic hackers and hacktivists, such as the increased use of AI technologies, are sophisticated and complex and may increase the velocity of such threats, frequency of incident cases, and otherwise magnifying the risks associated with these types of attacks. These attack vectors may include social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open source software or the exploitation of bugs, misconfigurations or exploited vulnerabilities in software or hardware that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Although we have developed systems and processes designed to protect our and our customers’ data, prevent loss or unauthorized modification of data, ensure only authorized use of services, and prevent other cybersecurity incidents or breaches, including systems and processes designed to reduce the impact of a security incident or breach to a third-party vendor, such measures cannot provide absolute security, and our systems may be vulnerable to malware or physical or electronic break-ins that our security measures may not be able to detect, investigate, remediate or recover from, or to avoid a material adverse impact to our information technology systems, confidential information, supply chain or business. Moreover, we have acquired and continue to acquire companies whose systems may contain cybersecurity vulnerabilities and/or unsophisticated security measures, which may expose us to significant cybersecurity, operational, and financial risks. Because our products are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own information technology systems and/or confidential information as well.

In addition, we cannot ensure that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in all instances, and even if fully implemented, they may not fully protect our information technology systems or confidential information. Furthermore, given the nature of complex systems, software and services like ours, as well as the scanning tools we deploy across our networks and products, even if we regularly identify and track security vulnerabilities, we may be unable to comprehensively apply patches, confirm that measures are in place to mitigate all such vulnerabilities, or ensure that patches are applied before vulnerabilities are exploited by a threat actor. Individuals, including our employees and contractors, who circumvent our security measures may misappropriate proprietary, confidential, or personal data held by or on behalf of us, disrupt our operations, damage our systems, or otherwise damage our business. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. In addition, we may need to expend significant resources to protect against cybersecurity incidents or breaches or mitigate the impact of any such incidents or breaches. Any or all of these issues that adversely impact the availability, integrity or confidentiality of our information technology systems or confidential information could negatively impact our ability to attract new customers or to increase engagement with existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits (including class actions), regulatory investigations and enforcement actions, fines and penalties, other action or liability, and/or significant incident response, system restoration or remediation and future compliance costs, which could adversely affect our business, results of operations, financial condition, or reputation. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
In addition, data security incidents or breaches could expose us to liability under various laws and regulations across jurisdictions, increase the risk of litigation and governmental or regulatory investigation, and increase our costs for compliance. For example, we may need to notify governmental authorities and/or affected individuals with respect to certain cybersecurity incidents or breaches in light of a growing number of laws, including those in the European Economic Area (“EEA”), U.K., and the United States. Complying with such numerous and complex regulations in the event of a cybersecurity incident or breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a cybersecurity incident or breach.
Service interruptions or failures of our third-party service providers or technology could disrupt our products and harm our business.
We utilize services and technology and intellectual property provided or licensed by unaffiliated third parties to operate our products, including AWS, Okta and Datadog. Any interruptions, failure, slowdown, errors, defects, bugs, design flaws, or security vulnerabilities in our services or in third-party technology on which we rely could cause outages or delays in our products, negatively affect our platform, damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, adversely affect our results of operations, or otherwise harm our business. Our operations depend on our ability, and that of our service providers, to protect our virtual cloud infrastructure, preserve GWCP’s configuration, delivering capability, and interconnections, and maintain access to our products and to the information stored in virtual data centers and transmitted over internet service providers. Although we have disaster recovery plans that use multiple virtual data center locations, any incident affecting our service providers’ operations and infrastructure, including software errors, bugs, design flaws, power loss, telecommunications failures, unauthorized intrusion or malicious action, malware and disabling devices, natural catastrophes, terrorism, wars, or other similar events beyond our control, could negatively affect our products. A prolonged third-party service disruption affecting our supply chain or our platform for any of the foregoing reasons could be detrimental to our business. We may also incur significant costs for taking other actions in preparation for, or in reaction to, events that disrupt the third-party services we use.
Our platform is accessed by a large number of customers, often at the same time, and we do not control the operation of our third-party service providers. As we continue to expand the number of our customers and products available to our customers, we and/or our third-party service providers may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in our products. In addition, the failure of third-party virtual data centers, third-party internet service providers, or other third-party service providers whose services are integrated with our products, to meet our capacity requirements, could result in interruptions or delays in access to our products or impede our ability to scale our operations. In the event that our third-party service agreements are not renewed or are terminated, or there is a lapse of service, interruption of service provider connectivity or damage to such services, we could experience interruptions in access to our products as well as material delays and material additional expense in securing alternative third-party service providers, particularly where such service providers perform critical functions and may not be readily replaceable, all of which could harm our business.

We use technology and intellectual property licensed from unaffiliated third parties in certain of our products, and we may license additional third-party technology and intellectual property in the future. This may include certain AI technologies that are, or may in the future be, integrated into our products and licensed from third parties. Our ability to provide these AI-enabled capabilities may depend on access to specific third-party software or infrastructure, and any loss of access, unfavorable changes in terms, incompatibility, or disruption in such technologies could reduce the functionality of our products, make them less appealing to customers, and harm our reputation and business. Any errors, defects, or security issues in this third-party technology and intellectual property or the integration of third-party technology and intellectual property with our products could result in errors that could harm our brand and business. Though we have not experienced any material impact to date, industry incidents involving vulnerabilities in third-party technology underscore the potential risks associated with the use of third-party technology and intellectual property. Moreover, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all, or otherwise will be subject to restrictions that under applicable law could adversely affect our proprietary software. The loss of the right to license and distribute this third-party technology could limit the functionality of our products and might require us to redesign our products.
Evolving policy and regulatory responses to AI technologies and their potential implications for the fields of information technology, data privacy, and security may result in increased compliance costs and associated concerns for us.
At present, various governments are taking an increased interest in developments in AI technologies and are responding to such developments in various ways, including by issuing action plans for risk mitigation and introducing legislation to generally oversee the use of AI. In the United States, federal and state authorities have introduced, and may continue to introduce, requirements related to AI oversight, disclosure, and accountability, and the scope and direction of such laws and policies remain uncertain. In the EU, the EU Artificial Intelligence Act (“EU AI Act”) establishes a comprehensive governance framework for AI and similar efforts are emerging in other jurisdictions. New or evolving regulations relating to rapidly evolving AI technologies may impose additional rules and restrictions on the use of AI in our products.
Compliance with such global laws and regulations may require valuable management and employee time, resources, and operating expenses, and any actual or perceived failure to comply with these laws and regulations or other actual or asserted obligations relating to privacy, data protection, or cybersecurity could lead to inspections, audits, regulatory investigations and other proceedings, significant fines, severe penalties, and other relief imposed by governmental agencies and regulatory bodies, and claims, demands, and litigation by our customers or third parties, which may reduce demand for our products and result in reputational harm, substantial damages and other liabilities, all of which could harm our business.
Privacy concerns could result in regulatory changes, and compliance with ever-evolving privacy and data protection laws could impose additional costs and require significant resources, and any actual or alleged failure by us or our vendors to comply could result in significant liabilities, limit our use of information, cause negative publicity and/or an erosion of trust, and adversely affect our business, results of operations, and financial condition.
As adoption of our cloud-based products expands, the amount of customer data and transaction-level data that we manage continues to increase. We anticipate that over time, we will continue to expand the use and collection of personal data as greater amounts of such personal data may be transferred from our customers to us. We recognize that privacy and data security has become a significant issue in the United States, Europe, the U.K., and many other jurisdictions where we operate, and we and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements. Even though we believe we are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. In addition, we depend on our vendors to comply with such requirements, and any failure by them to do so may subject us to liability or other adverse consequences.

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal data. New, or changes to existing, laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us, require us to implement new processes, and limit our use of such information to add value for customers, including, for example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), and other state privacy laws enacted in recent years. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which has created a patchwork of overlapping but different state laws, which we may become subject to directly or by contract. Additionally, we may be considered a service provider to “financial institutions” under the Gramm-Leach Bliley Act (the “GLBA”). The GLBA includes a “Safeguards Rule,” which imposes obligations on financial institutions, and indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of personal data. New EU laws related to the use of data, including the Digital Services Act, the EU Data Act, and the EU AI Act, may impose additional rules and restrictions on the use of the data in our products. Additionally, evolving regulations aimed at enhancing financial sector resilience, such as the Digital Operational Resilience Act, may impact our operations by requiring adaptations for risk management and compliance, potentially leading to increased costs and operational adjustments. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to significant fines, penalties, and damages resulting from potential litigation, including class action lawsuits, proceedings or actions by individuals, consumer rights groups, government agencies, or others, if we fail or are perceived to fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements, and could incur significant costs in investigating and defending such claims. The costs of compliance with and other burdens imposed by evolving privacy-related laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand.
Furthermore, concerns regarding data privacy and/or security may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our products effectively. Even the perception that the privacy and/or security of personal data is not satisfactorily managed, or does not meet applicable legal, regulatory, and other requirements, could inhibit sales of our products, and could limit adoption of our solutions, resulting in a negative impact on our sales, reputation, and results of operations. If any of these events were to occur, our business, results of operations, and financial condition could be adversely affected.
Privacy concerns in the EU and the U.K. are evolving and we may face fines and other penalties, as well as reputational harm, if we fail to comply with these current and evolving laws, and compliance with these laws may increase our expenses and adversely affect our business and results of operations.
The European General Data Protection Regulation (the “GDPR”) applies, in part, to companies outside the EEA that carry out processing of personal data of individuals in the EEA that is related to the offering of goods or services to them or the monitoring of their behavior. The GDPR has enhanced data protection obligations for processors and controllers of personal data and non-compliance with the GDPR can trigger substantial fines. We have in the past, and may in the future, need to allocate additional resources in response to new interpretations, regulatory guidance, and enforcement decisions, or ongoing negotiation of data processing agreements with our customers and business partners, which may increase our costs of compliance and impose limitations on our operations.
In addition, the GDPR restricts transfers of personal data outside the EEA to countries without adequate privacy protections, such as the United States, unless an appropriate safeguard specified by the GDPR such as the Standard Contractual Clauses is implemented. We (and many other companies) have and may in the future be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the United States and other countries. As data protection authorities continue to issue guidance and orders on personal data export mechanisms or take enforcement action, we could suffer additional costs, complaints, regulatory investigations, or fines. If we are unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers as a result of such developments and the data protection obligations imposed on them by various data protection authorities. Such customers may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us.

Given the nature of our cloud-based products and the current data protection landscape in the EU, we may be subject to greater risk of potential inquiries and/or enforcement actions from regulators. We may find it necessary to establish alternative systems to maintain EEA personal data within the EEA, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our cloud-based services, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, including fines and harm to our reputation, and adversely affect our ability to offer cloud-based services.
In addition, as we are subject to the supervision of relevant data protection authorities under both the GDPR and United Kingdom’s General Data Protection Regulation (“U.K. GDPR”), we could be fined under each of those regimes independently in respect of the same breach. There may be further developments under the U.K. GDPR, independent of the GDPR, that could cause our cost of and risks associated with compliance to increase. Further evolution of EU and U.K. regulations on data privacy and security and any related changes to the regulatory framework in these or other countries may substantially increase our risk exposure to the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by new regulations and interpretations of existing regulations and we may be required to make significant changes to our software applications and expanding business operations, all of which may adversely affect our results of operations.
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
Legal questions related to ownership of intellectual property rights in output generated by generative artificial intelligence models, as well as the rights of developers of artificial intelligence or machine learning models to train such models on third-party data, have not been fully addressed by competent legal tribunals or applicable laws or regulations in all applicable jurisdictions. Further, the use or adoption of third-party AI technologies, including generative AI technologies, into our products may result in exposure to claims of copyright infringement or other intellectual property-related causes of action. While some providers of AI technologies may offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI technologies, we may not be successful in adequately recovering our losses in connection with such claims.
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
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
Changes in accounting standards or our accounting estimates, or variability between GAAP results and key metrics, may adversely affect our operating results and stock price.
We prepare our consolidated financial statements to conform to United States Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the SEC, Financial Accounting Standards Board (“FASB”), and various bodies formed to interpret and create accounting rules and regulations. Accounting standards, or the guidance relating to interpretation and adoption of standards, could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public. We cannot predict the impact of future changes to accounting principles or our related accounting policies on our financial statements going forward. If we are unsuccessful in adapting to the requirements of any new standard, or if changes to our business model create new risks, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline.
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
Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements. The Sarbanes-Oxley Act requires, among other things, that as a publicly traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.
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
We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in, interpretations of, and guidance regarding tax laws, including impacts of the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, Economic Security Act of 2020, the Inflation Reduction Act of 2022, the One Big Beautiful Bill Act of 2025, and certain OECD proposals, including the implementation of the global minimum tax under the Pillar Two model rules.
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
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. As of July 31, 2025, $138.2 million of the share repurchase program remained available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
General Risk Factors
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly our executive officers, sales and marketing personnel, professional services personnel, cloud operations personnel, and software engineers, especially personnel experienced in developing and delivering cloud-based offerings. Our inability to attract and retain qualified employees and key personnel, or delays in hiring required personnel, including attrition, retention and delay issues due to macroeconomic and other factors beyond our control, may seriously harm our business, results of operations, and financial condition.
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

As of July 31, 2025, we had outstanding an aggregate principal amount of $690.0 million of our Convertible Senior Notes, due November 2029. In addition, we have available a $300.0 million senior revolving credit facility, arranged by a syndicate of financial institutions. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

Before November 1, 2029, holders of the 2029 Convertible Senior Notes will have the right to convert their notes only upon the occurrence of certain events, and on or after August 1, 2029, the 2029 Convertible Senior Notes become convertible at any time at the election of the holders until the close of business on the second scheduled trading day immediately preceding the maturity date of November 1, 2029. Upon conversion of the 2029 Convertible Senior Notes, we will be obligated to make cash payments. In addition, holders of our 2029 Convertible Senior Notes will have the right to require us to repurchase their 2029 Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the 2029 Indenture) at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. Although we have the option to settle the 2029 Convertible Senior Notes in either cash, or a combination of cash and shares, we may not have sufficient available cash or be able to obtain financing at the time we are required to settle the 2029 Convertible Senior Notes. Additionally, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase the 2029 Convertible Senior Notes at a time when the repurchase is required by the 2029 Indenture or to pay any cash payable on future conversions of the 2029 Convertible Senior Notes as required by such Indenture would constitute a default under such Indenture. A default under the 2029 Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and settle the 2029 Convertible Senior Notes or make cash payments upon conversions thereof.

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
Increased scrutiny and varying stakeholder expectations with respect to sustainability matters may require us to incur additional costs or otherwise adversely impact our business.
Increased scrutiny regarding climate change, human capital, and other sustainability matters, as well as our response to the same, may result in increased costs (including, but not limited to, increased costs related to compliance, stakeholder engagement and contracting), impact our reputation, or otherwise negatively affect our business performance. We engage in certain actions (including disclosures) to manage sustainability-related matters or respond to stakeholder expectations; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect or outcome. For example, many sustainability initiatives leverage data, methodologies, technologies, and/or standards that are complex, subject to varying interpretations, and continuing to evolve. As with other companies, our approach is expected to continue to evolve as well, and we cannot guarantee that our approach will align with the expectations or interpretations of any particular stakeholder. Stakeholders (including policymakers) have varying, and at times conflicting, expectations. We may face reputational damage (including impacts to any related ratings) or additional costs in the event our sustainability procedures or standards do not meet the standards set by various constituencies, and any failure to successfully navigate competing stakeholder interests may also result in adverse impacts to our business.

In addition, we expect there will likely continue to be increasing levels of regulation, as policymakers in jurisdictions such as Europe, California, and Australia are adopting or considering adopting various requirements regarding sustainability disclosures or actions. Such regulations are not uniform, which may increase the cost and complexity of compliance, as well as associated risks. Moreover, both advocates and opponents of sustainability matters are increasingly resorting to a range of activism forms, including litigation, to advance their perspectives. Addressing stakeholder expectations and regulatory requirements may be costly and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing or new governmental laws or requirements, may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. Our customers and other stakeholders are also subject to many of these expectations and regulatory considerations, which may augment or result in additional risks that also could adversely impact our business, results of operations, or financial condition.
Global events have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.

Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Ongoing conflicts such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, escalating tensions in the South China Sea, high interest rates, tariffs, financial instability and crises, pandemics, and supply chain issues have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, have been adversely impacted due to the disruptions resulting from such events, and may be again in the future. Such global events have disrupted and may again disrupt the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles could increase, which could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from such global events and related implementation delays. As a result of such developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. Due to the continuing and evolving nature of such global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent global events adversely affect our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Factors outside of our control, including, but not limited to, natural catastrophes, the geopolitical landscape, and terrorism may adversely impact the P&C insurance industry or third parties we rely on, preventing us from expanding or maintaining our existing customer base and harming our business. Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events.

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes that impact our business, our customers, or third parties we rely on can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, typhoons, windstorms, earthquakes, hail, tornadoes, explosions, volcanic eruptions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism, armed conflict, or uncertainty in the geopolitical landscape, including the ongoing war between Russia and Ukraine and continued geopolitical instability in the Middle East, as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Events such as hurricanes, wildfires, heatwaves, earthquakes, and flooding in various regions illustrate the potential severity of such occurrences and their significant impact on P&C insurers. Such events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
Our corporate headquarters and a substantial portion of our operations are located in the San Francisco Bay Area, a region known for seismic activity, rising ocean levels, and proximity to areas prone to severe wildfires. A significant natural disaster, such as earthquake, tsunami, wildfire, flood or significant power outage affecting the Bay Area, could have a material adverse impact on our business, results of operations, and financial condition.
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
Our revenue, results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, New Zealand Dollar, Polish Zloty, and Swiss Franc.
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a majority of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our products and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarters. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR, and operating income, which could have an adverse effect on our stock price. We expect global exchange rates for various currencies may be more volatile than normal as a result of ongoing conflicts, including the war between Russia and Ukraine, continued geopolitical instability in the Middle East, the escalation of tensions in the South China Sea, and related events. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue, ARR, or results of operations.

The conversion feature of the 2029 Convertible Senior Notes may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the 2029 Convertible Senior Notes is triggered, the holders thereof will be entitled under the terms of the 2029 Indenture to convert their 2029 Convertible Senior Notes at their option. As of July 31, 2025, the conditional conversion feature of our 2029 Convertible Senior Notes was not triggered. If the conditional conversion feature of the 2029 Convertible Senior Notes is triggered and one or more holders elect to convert their 2029 Convertible Senior Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We have not identified risks from known cybersecurity threats to date, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, we face ongoing cybersecurity risks, including threats that might become more sophisticated and effective over time, and we cannot anticipate when or the extent to which cybersecurity incidents or breaches will materially affect the Company. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”
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

Item 2.Properties
Our corporate headquarters in San Mateo, California consists of approximately 79,000 square feet of space leased through June 2027. Our European headquarters in Dublin, Ireland consists of approximately 85,000 square feet of space leased through March 2032. As of July 31, 2025, we also lease facilities for our sales, services, development, operations and administrative activities in various locations in the United States and around the world, including in the Americas, Europe, and Asia-Pacific.
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
On July 31, 2025, the last reported sale price of our common stock on the New York Stock Exchange for fiscal year 2025 was $226.22 per share. As of July 31, 2025, we had 31 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite-Total Return Index and S&P Software & Services Select Industry Index for the period from July 31, 2020 through July 31, 2025. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

	7/31/2020	7/31/2021	7/31/2022	7/31/2023	7/31/2024	7/31/2025
Guidewire Software, Inc.	$100.00	$97.91	$66.05	$72.09	$127.55	$192.27
NASDAQ Composite-Total Return Index	$100.00	$137.53	$116.96	$136.63	$168.91	$204.14
S&P Software & Services Select Industry Index	$100.00	$147.80	$104.47	$123.74	$135.95	$162.85

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
We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended July 31, 2024, filed on September 16, 2024, for reference to discussion of the fiscal year ended July 31, 2023, the earliest of the three fiscal years presented.
Overview
Guidewire is the platform that property and casualty (“P&C”) insurers rely on to engage with customers, innovate, and operate more efficiently. Our platform combines core systems of record with digital, analytics, and artificial intelligence (“AI”) capabilities. We serve insurers of all sizes, ranging from global carriers to regional and local providers, helping them navigate a rapidly changing insurance landscape.
Our foundational core products, InsuranceSuite and InsuranceNow, are delivered primarily as cloud-based subscription services. Historically, InsuranceSuite has also been available for self-managed installations. These products serve as transactional systems of record, fully supporting insurance operations, including product definition, policy administration, claims management and billing.
In addition, we provide digital engagement products that enable seamless sales, omnichannel service, and enhanced claims experiences for policyholders, agents, vendors, and field personnel. Our analytics products allow insurers to manage and use data more effectively, gain business insights, improve operational efficiency, and underwrite emerging risks. To support insurers worldwide, we localize our products to address diverse regulatory, language, and currency requirements.
InsuranceSuite is a highly configurable and scalable product, delivered as a service, and primarily comprised of three core applications (PolicyCenter, ClaimCenter, and BillingCenter) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (“GWCP”) architecture and leverage our in-house cloud operations team. InsuranceSuite is designed to support multiple releases each year to accelerate delivery of new capabilities and ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite.
InsuranceNow is a complete, cloud-based application that offers policy administration, claims management, and billing functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity. Like InsuranceSuite, InsuranceNow is hosted on GWCP and managed by our internal cloud operations team. InsuranceNow is currently only available in the United States, and is generally suited to mid-market carriers and managing general agents whose needs are often not as complex as a typical InsuranceSuite customer.
We reach customers directly through our global sales team and in partnership with third-party global system integrators (“SI’s”). Because our platform is central to insurers’ operations, customer evaluation cycles are often extensive, particularly when multiple products are involved or when insurers are moving to GWCP for the first time. Sales processes typically include detailed due diligence and customer reference checks. Our growth depends on continuously enhancing existing products, introducing new capabilities, ensuring efficient cloud operations, expanding local content, and providing access to innovation through the Guidewire Marketplace.
We sell our products primarily through subscription services for our platform and cloud-delivered products. We generally price our subscription services for the core products based on the amount of Direct Written Premium (“DWP”) managed on our platform, with certain cloud-delivered products priced based on usage or other metrics. Initial subscription agreements are generally five years in duration, with annual renewals thereafter. In some instances, we have customers that sign contracts with an initial term of seven years or longer. Subscription revenue is recognized ratably over the contract term. We also offer term licenses, primarily for existing on-premise customers, as well as support and professional services. Support is typically priced as a percentage of license fees and recognized ratably, while most professional services are billed monthly on a time-and-materials basis.

Over the past few years, we have primarily been entering into cloud-based subscription arrangements with our new and existing customers, and we anticipate that subscription arrangements will continue to be a significant majority of annual new sales going forward. We may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands which may impact the way we recognize revenue and/or ARR.
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
We work closely with our network of SI partners to facilitate new sales and implementations of our products. Our partnership with leading SI partners allows us to increase efficiency and scale while reducing customer implementation and migration costs. We continue to invest time and resources to increase the number of qualified consultants employed by our SI partners, develop relationships with new partners in existing and new markets, and ensure that all SI partners are qualified to assist with implementing our products. We believe this model will continue to serve us well, and we intend to continue to expand our network of partners and the number of certified consultants with whom we work so we can leverage our SI partners more effectively, especially for future subscription migrations and implementations.
We face a number of risks in the execution of our strategy, including, but not limited to, risks related to fluctuations in our results due to factors largely outside of our control, reliance on sales to a relatively small number of large customers and the related substantial negotiating leverage of these customers, lengthy and variable sales and implementation cycles, competing effectively in the global market, growing our business and managing our expanding operations, development and use of AI in an evolving regulatory environment, making long-term pricing commitments based on cost estimates that may change, expanding market adoption of our cloud-based offerings, maintaining customer satisfaction and renewals, and cost-effectively and securely managing the infrastructure of our cloud-based customers. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, cybersecurity, introduction of new products and/or new features, implementation and migration services, and sales and marketing.
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

Global Events
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflationary pressures, and increased market volatility. For instance, ongoing conflicts such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, escalating tensions in the South China Sea, inflationary pressures, currency exchange fluctuations, changes in interest rates, changes in trade policies and practices (including the imposition of tariffs), previous bank failures in the United States and Switzerland, and supply chain issues have contributed to global economic and market volatility in recent years. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. In fiscal year 2025, the recurring license and support or subscription contract value recognized as services revenue was $9.5 million.
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
As of July 31, 2025, ARR was $1,041 million, or $1,032 million based on currency exchange rates as of July 31, 2024. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates. ARR grew in fiscal year 2025 by 20%, or 19% on a constant currency basis.

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

	Fiscal years ended July 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$300,867	$195,748
Purchases of property and equipment	(5,741)	(6,362)
Capitalized software development costs	(14,714)	(12,165)
Free cash flow	$280,412	$177,221

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

	Fiscal years ended July 31,
	2025	As a % of total revenue	2024	As a % of total revenue
	(in thousands except percentages)
Revenue:
Subscription and support	$731,296	61%	$549,087	56%
License	251,935	21	250,176	26
Services	219,228	18	181,234	18
Total revenue	1,202,459	100	980,497	100
Cost of revenue:
Subscription and support	235,106	20	204,794	21
License	3,624	—	4,536	—
Services	211,676	18	187,806	19
Total cost of revenue	450,406	38	397,136	40
Gross profit:
Subscription and support	496,190	41	344,293	35
License	248,311	21	245,640	26
Services	7,552	—	(6,572)	(1)
Total gross profit	752,053	62	583,361	60
Operating expenses:
Research and development	296,160	24	269,381	27
Sales and marketing	230,346	19	199,033	20
General and administrative	184,479	15	167,520	17
Total operating expenses	710,985	58	635,934	64
Income (loss) from operations	41,068	4	(52,573)	(4)
Interest income	56,625	4	43,478	4
Interest expense	(13,211)	(1)	(6,738)	(1)
Other income (expense), net	(35,087)	(3)	(11,005)	(1)
Income (loss) before provision for (benefit from) income taxes	49,395	4	(26,838)	(2)
Provision for (benefit from) income taxes	(20,409)	(2)	(20,735)	(2)
Net income (loss)	$69,804	6%	$(6,103)	—%
Comparison of the Fiscal Years Ended July 31, 2025 and 2024
Revenue
We derive our revenue primarily from delivering cloud-based services, licensing our software applications, providing support, and delivering professional services.
Subscription and Support
The majority of our revenue consists of fees for our subscription services, which are generally priced based on the amount of DWP that is managed by our subscription services. Subscription revenue is recognized ratably over the term of the arrangement, beginning at the point in time our provisioning process has been completed and access has been made available to the customer. The initial term of such arrangements is generally five years, though in some instances customers have entered into contracts with an initial term of seven years or longer. Subscription agreements contain optional annual renewals commencing upon the expiration of the initial contract term. A majority of our subscription customers are billed annually in advance. In some arrangements with multiple performance obligations, a portion of recurring subscription contract value may be allocated to license revenue or services revenue for revenue recognition purposes. For example, in arrangements with multiple performance obligations that include services at discounted rates, a portion of the total contract value related to subscription services will be allocated and recognized as services revenue. Additionally, agreements to migrate an existing term license customer to subscription services contain multiple performance obligations, including a provision to continue using the term license during the subscription service implementation period. Under these migration agreements, a portion of the total contract value related to subscription services could be allocated and recognized as term license and support revenue in the period renewed or delivered.
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
License
The majority of our license revenue consists of term license fees. Our term license revenue is primarily generated through license fees that are billed annually in advance during the term of the contract, including any renewals. Our term license fees are generally priced based on the amount of DWP that will be managed by our licensed software. Our term licenses are sold under an initial term with optional annual renewals after the initial term. Term license revenue for the committed term of the customer agreement is generally fully recognized upon delivery of the software or at the beginning of the renewal term. We do enter into license arrangements that have an initial term of two or more years and renewal terms of more than one year which results in significantly higher revenue in the initial year of the committed term than arrangements for our subscription services.
Services
Our services revenue is primarily derived from implementation and migration services performed for our customers, reimbursable travel expenses, and training fees. A majority of our services engagements are billed and revenue is recognized on a time and materials basis upon providing our services.

	Fiscal years ended July 31,
	2025		2024		Change
		As a % of total		As a % of total
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$667,436	56%	$477,460	49%	$189,976	40%
Support	63,860	5	71,627	7	(7,767)	(11)
License:
Term license	251,817	21	248,849	26	2,968	1
Perpetual license	118	—	1,327	—	(1,209)	(91)
Services	219,228	18	181,234	18	37,994	21
Total revenue	$1,202,459	100%	$980,497	100%	$221,962	23%
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
Subscription revenue increased by $190.0 million compared to the prior year primarily due to the impact of new subscription agreements and cloud transition agreements entered into and provisioned since July 31, 2024 of $154.0 million, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term of $28.2 million.

Support revenue decreased by $7.8 million compared to the prior year, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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
Term license revenue increased by $3.0 million compared to the prior year primarily due to higher renewals and expansion orders within our existing customer base, partially offset by the impact of customers that migrated from a term license to a subscription service. Ongoing revenue related to migration agreements is recorded as subscription revenue. The impact on term license revenue from contracts with an initial term of greater than two years or a renewal term of greater than one year was $0.5 million during fiscal year 2025, as compared to $2.7 million in the prior year.
Services
Services revenue increased by $38.0 million compared to the prior year primarily due to improved operational focus that resulted in higher utilization of services employees and more new subscription implementation and migration projects than projects that were completed over the past year.
As we successfully leverage our SI partners to lead more implementations and migrations, we expect our services revenue could fluctuate between periods. Additionally, services revenue overall may continue to be impacted by contracts with lower average services billing rates and investments in customer implementations, including fixed fee or capped arrangements, to accelerate customer transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit. As we continue to expand into new markets and develop new products, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts.
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

Cost of Revenue:

	Fiscal years ended July 31,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(In thousands, except percentages)
Cost of revenue:
Subscription and support	$235,106	20%	$204,794	21%	$30,312	15%
License	3,624	—	4,536	—	(912)	(20)
Services	211,676	18	187,806	19	23,870	13
Total cost of revenue	$450,406	38%	$397,136	40%	$53,270	13%

Includes stock-based compensation of:
Cost of subscription and support revenue	$13,953		$13,425		$528
Cost of license revenue	136		186		(50)
Cost of services revenue	20,759		19,013		1,746
Total	$34,848		$32,624		$2,224

The $30.3 million increase in cost of subscription and support revenue was primarily due to increases in cloud infrastructure costs of $26.6 million from increased transaction volume on our cloud services, personnel costs of $4.5 million as a result of higher compensation related to bonus and other benefits, internal-use software amortization of $1.2 million, royalties of $0.6 million due to higher usage, and amortization of intangibles of $0.3 million due to newly acquired intangible assets being amortized. These increases were partially offset by a decrease in professional services expense of $2.9 million.
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
The $0.9 million decrease in our cost of license revenue was primarily due to a $0.6 million decrease in personnel costs associated with the development of online training curriculum included with the latest releases of InsuranceSuite and lower royalties of $0.3 million.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $23.9 million increase in cost of services revenue was primarily due to increases in personnel expense of $13.5 million, subcontractor expense of $9.3 million due to implementations involving our SI partners, professional services expense of $0.6 million, and software subscriptions and travel expenses of $0.5 million.
We had 606 cloud operations and technical support employees and 873 professional service employees as of July 31, 2025 compared to 613 cloud operations and technical support employees and 750 professional services employees as of July 31, 2024.

Gross Profit

	Fiscal years ended July 31,
	2025		2024		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(In thousands, except percentages)
Gross profit:
Subscription and support	$496,190	68%	$344,293	63%	$151,897	44%
License	248,311	99	245,640	98	2,671	1
Services	7,552	3	(6,572)	(4)	14,124	(215)
Total gross profit	$752,053	63%	$583,361	59%	$168,692	29%

Our gross profit increased by $168.7 million compared to the prior year. Gross profit was impacted by an increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies. License gross profit slightly increased primarily as a result of customer renewals and lower costs associated with development of online training curriculum. Services gross margin increased due to increased revenue from new implementation and migration projects, higher utilization rates and the completion of certain implementation projects that required significant investment by us.
Our gross margin increased to 63% in fiscal year 2025, as compared to 59% in fiscal year 2024. Gross margin was primarily impacted by the increase in subscription and support revenue at a higher margin due to cloud operations efficiencies and higher services margin after the completion of certain implementation projects that required significant investment by us and higher utilization rates.
We expect subscription and support gross margin to continue to improve, though at a slower rate than in recent years, as we gain additional efficiencies and increase the number of cloud customers. We expect services gross margin will continue to improve as we enter into fewer fixed fee arrangements, but could fluctuate between periods based on the use of subcontractors to supplement our internal services team. We expect license gross profit to decline due to customers migrating from licenses to subscription services. Overall, we expect gross margins to continue to improve over time as improvements in subscription and support gross margin and services gross margin will more than offset the negative impact of revenue shifts away from high margin license revenue.

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

	Fiscal years ended July 31,
	2025		2024		Change
		As a% of total		As a % of total
	Amount	revenue	Amount	revenue	($)	(%)
	(In thousands, except percentages)
Operating expenses:
Research and development	$296,160	25%	$269,381	27%	$26,779	10%
Sales and marketing	230,346	19	199,033	20	31,313	16
General and administrative	184,479	15	167,520	17	16,959	10
Total operating expenses	$710,985	59%	$635,934	64%	$75,051	12%

Includes stock-based compensation of:
Research and development	$41,760		$40,213		$1,547
Sales and marketing	43,270		34,590		8,680
General and administrative	41,678		39,033		2,645
Total	$126,708		$113,836		$12,872

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $26.8 million increase in research and development expenses was primarily due to increases in personnel costs of $23.3 million due to higher headcount, professional services of $1.0 million, web hosting costs of $1.0 million, software subscription costs of $0.9 million, and travel costs of $0.6 million.
Our research and development headcount was 1,273 as of July 31, 2025, as compared to 1,169 as of July 31, 2024.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to enhance and develop our products and services, but decrease as a percentage of revenue after our recent period of significant investment in cloud platform capabilities as overall hiring slows, and we focus on hiring in lower cost regions. We continue to dedicate internal resources to develop, improve, and expand the functionality, efficiency, and security of our solutions in the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
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
The $31.3 million increase in sales and marketing expenses was primarily due to increases in personnel costs, including higher contract acquisition costs and stock-based compensation, of $24.1 million, travel costs of $3.2 million, web hosting expenses of $2.6 million, marketing and advertising expenses of $0.6 million, software subscriptions of $0.6 million, and professional services costs of $0.5 million. These increases were partially offset by a decrease in amortization of intangibles of $0.3 million.
Our sales and marketing headcount was 533 as of July 31, 2025, as compared to 477 as of July 31, 2024.
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
The $17.0 million increase in our general and administrative expenses was primarily due to increases in professional services expenses of $6.2 million, net of capitalized implementation costs, due to ongoing projects to upgrade our technology infrastructure, personnel costs of $5.6 million, travel costs of $3.4 million, bad debt expense of $1.0 million, software subscription costs of $0.5 million, and web hosting costs of $0.3 million.
Our general and administrative headcount was 487 as of July 31, 2025, as compared to 460 as of July 31, 2024. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Fiscal years ended July 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Interest income	$56,625	$43,478	$13,147	30%
Interest expense	$(13,211)	$(6,738)	$(6,473)	96%
Other income (expense), net	$(35,087)	$(11,005)	$(24,082)	219%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.

Interest income increased by $13.1 million in fiscal year 2025, primarily due to increased funds available for investment due to our October 2024 debt offering and positive operating cash flow.

Interest Expense
Interest expense includes both stated interest and the amortization of debt issuance costs associated with the outstanding amount due on the aggregate principal amount of our 1.25% Convertible Senior Notes due 2025 (“2025 Convertible Senior Notes”) and the aggregate principal amount of our 1.25% Convertible Senior Notes due 2029 (the “2029 Convertible Senior Notes,” together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”). The amortization of debt issuance cost is recognized on an effective interest basis. Our 2025 Convertible Senior Notes were partially retired in October and December 2024, and were fully settled on their maturity date of March 15, 2025. Beginning in fiscal year 2025, interest expense also includes the commitment fees on our undrawn 2025 Credit Facility and the amortization of the associated issuance costs.
Interest expense for the fiscal year ended July 31, 2025 consists of stated interest of $9.0 million, non-cash interest expense of $3.8 million, and $0.4 million of commitment fees and amortization of the associated issuance costs on our undrawn 2025 Credit Facility. Interest expense for the fiscal year ended July 31, 2024 consists of stated interest of $5.0 million and non-cash interest expense of $1.7 million.
Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. We have significant transactions in the following currencies: Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, New Zealand Dollar, Polish Zloty, and Swiss Franc. Other income (expense) also includes changes in the fair value of our strategic investments and expenses related to the retirement of a portion of our 2025 Convertible Senior Notes.
Other income (expense), net in fiscal year 2025 consists of a debt retirement loss associated with the 2025 Convertible Senior Notes of $53.6 million and a $2.1 million decrease in the fair value of our strategic investments, partially offset by a $16.7 million gain primarily from foreign currency fluctuations and a $3.7 million gain on the sale of one of our strategic investments. During the second quarter of fiscal year 2025, one of our strategic investments was acquired. As a result, we received $5.7 million in consideration for our equity interest in the investee, composed of $3.4 million in cash and $2.3 million of an ownership interest in the acquirer, and recognized a $3.7 million gain in excess of cost.
Other income (expense), net in fiscal year 2024 consists of a $10.8 million loss primarily from foreign currency fluctuations and a $2.0 million decrease in the fair value of our strategic investments, offset by $1.8 million of other income primarily from the gain on the sale of one of our strategic investments. During the fiscal year ended July 31, 2024, one of our investees was acquired by a privately held limited partnership. As a result, we received $12.1 million in consideration for our equity interest in the investee, composed of $6.5 million cash and $5.6 million of an ownership interest in the privately held limited partnership, and recognized a $1.8 million gain in excess of cost.
Provision for (benefit from) Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Fiscal years ended July 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(20,409)	$(20,735)	$326	(2)%
Effective tax rate	(41)%	77%

We recognized an income tax benefit of $20.4 million for fiscal year 2025 compared to $20.7 million for fiscal year 2024. Our fiscal year 2025 income tax benefit was similar to our fiscal year 2024 income tax benefit even though we generated more pre-tax income due to an increase in deductions from stock-based compensation, the foreign derived intangible income deduction, change in valuation allowance, and an increase in research and development tax credits, partially offset by non-deductible debt retirement expense and non-deductible executive compensation.

The effective tax rate differs from the statutory U.S. Federal income tax rate of 21% primarily due to the debt retirement expense which is non-deductible for tax purposes and other permanent differences related to stock-based compensation including excess tax benefits, research and development credits, foreign earnings taxed in the U.S., the foreign derived intangible income deduction, and certain non-deductible expenses, including, but not limited to, executive compensation limitation.
In the United States, on July 4, 2025, H.R. 1 was signed into law. Among other provisions, the legislation reinstates immediate expensing for domestic research and experimental expenditures, extends 100% bonus depreciation for qualified property placed in service beginning January 20, 2025, and makes certain other provisions of the Tax Cuts and Jobs Act permanent. We are evaluating the impact of the provisions of this legislation that are effective subsequent to fiscal year 2025 and will reflect its impact on our financial statements in the periods in which they are effective.
The Organization for Economic Co-operation and Development has implemented a framework for a global minimum corporate tax of 15% applied on a country-by-country basis for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Pillar 2 provisions did not have a material impact on our financial statements for any of the years presented.
Comparison of the Fiscal Years Ended July 31, 2024 and 2023
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 10-K for the fiscal year ended July 31, 2024, filed on September 16, 2024, for the discussion of the comparison of the fiscal year ended July 31, 2024 to the fiscal year ended July 31, 2023, the earliest of the three fiscal years presented in the consolidated financial statements.

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
The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Fiscal years ended July 31,
	2025	2024
Gross profit reconciliation:
GAAP gross profit	$752,053	$583,361
Non-GAAP adjustments:
Stock-based compensation	34,848	32,624
Amortization of intangibles	2,255	1,940
Non-GAAP gross profit	$789,156	$617,925

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$41,068	$(52,573)
Non-GAAP adjustments:
Stock-based compensation	161,556	146,460
Amortization of intangibles	5,444	5,468
Acquisition consideration holdback	177	143
Non-GAAP income (loss) from operations	$208,245	$99,498

Net income (loss) reconciliation:
GAAP net income (loss)	$69,804	$(6,103)
Non-GAAP adjustments:
Stock-based compensation	161,556	146,460
Amortization of intangibles	5,444	5,468
Acquisition consideration holdback	177	143
Amortization of debt issuance costs	3,758	1,732
Changes in fair value of strategic investment	2,130	1,957
Gain on sale of strategic investment	(3,671)	(1,803)
Retirement of debt(1)	53,565	—
Tax impact of non-GAAP adjustments	(64,888)	(33,333)
Non-GAAP net income (loss)	$227,875	$114,521

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(20,409)	$(20,735)
Non-GAAP adjustments:
Stock-based compensation	25,414	13,930

Amortization of intangibles	858	520
Acquisition consideration holdback	31	25
Amortization of debt issuance costs	591	165
Changes in fair value of strategic investment	365	208
Gain on sale of strategic investment	(463)	(196)
Retirement of debt(1)	6,756	—
Tax impact of non-GAAP adjustments	31,336	18,681
Non-GAAP tax provision (benefit)	$44,479	$12,598

Net income (loss) per share reconciliation:
GAAP net income (loss) per share – diluted	$0.81	$(0.07)
Non-GAAP adjustments:
Stock-based compensation	1.89	1.78
Amortization of intangibles	0.06	0.07
Acquisition consideration holdback	—	(0.01)
Amortization of debt issuance costs	0.04	0.02
Changes in fair value of strategic investment	0.02	0.02
Gain on sale of strategic investment	(0.04)	(0.02)
Retirement of debt(1)	0.63	—
Tax impact of non-GAAP adjustments	(0.76)	(0.41)
Interest expense on convertible debt	—	0.05
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	(0.08)
Non-GAAP net income (loss) per share – diluted	$2.65	$1.35

Shares used in computing Non-GAAP net income (loss) per share amounts:
GAAP weighted average shares – diluted	85,911,653	82,291,483
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	5,072,080
Pro forma weighted average shares – diluted	85,911,653	87,363,563
(1) During the fiscal year ended July 31, 2025, we recorded a $53.6 million loss on retirement of debt in other income (expense) comprised of a $53.3 million loss on extinguishment of a portion of the 2025 Convertible Senior Notes and a $0.3 million loss on the induced conversion of a portion of the 2025 Convertible Senior Notes. Prior to fiscal year 2025, there were no transactions similar to the retirement of debt in any periods presented in the consolidated statements of operations.
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	July 31, 2025	July 31, 2024
Cash, cash equivalents, and investments	$1,483,197	$1,129,453
Working capital	$962,613	$457,899
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
As of July 31, 2025, approximately $90.3 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Working Capital
Our working capital increased to $962.6 million as of July 31, 2025 compared to $457.9 million as of July 31, 2024, primarily due to proceeds received from the issuance of the 2029 Convertible Senior Notes in October 2024 and operating cash flow, partially offset by settlement of the 2025 Convertible Senior Notes and the purchase of capped calls related to the 2029 Convertible Senior Notes. We are required to, and have the ability to, settle the principal of the 2029 Convertible Senior Notes in cash and any conversion premium in cash, equity, or a combination of both.
Revolving Credit Facility
In December 2024, we entered into a revolving credit agreement (the “Credit Agreement”), which provides for a senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “2025 Credit Facility”). At our discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement. As of July 31, 2025, there were no outstanding borrowings under the 2025 Credit Facility and we were in compliance with related covenants.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. During fiscal years 2024 and 2025, we did not repurchase any shares of our common stock due to the market price of our shares. As of July 31, 2025, $138.2 million remained available for future share repurchases subject to our compliance with the terms of the Credit Agreement.
Cash Flows
Our cash flows from operations are significantly impacted by the timing of invoicing and collections of accounts receivable, annual bonus payments, as well as payments of payroll, commissions, payroll taxes, and other taxes. We expect that we will generate positive cash flows from operations on an annual basis in the future, although this may fluctuate significantly on a quarterly basis. In particular, we typically use more cash during our first fiscal quarter, which is the quarter ending October 31, as we generally pay cash bonuses to our employees for the prior fiscal year and seasonally higher sales commissions from increased customer orders booked in our fourth fiscal quarter of the prior year. We typically generate a significant portion of our annual operating cash flow in our fourth fiscal quarter, which is the quarter ending July 31, due to the significant number of customer agreements with annual billings in that quarter. Additionally, our capital expenditures may fluctuate depending on future office build outs and software development activities subject to capitalization.
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
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (in thousands):

	Fiscal years ended July 31,
	2025	2024
Net cash provided by (used in) operating activities	$300,867	$195,748
Net cash provided by (used in) investing activities	$(236,965)	$(52,359)
Net cash provided by (used in) financing activities	$82,293	$1,055
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $105.1 million in fiscal year 2025 as compared to fiscal year 2024. The increase in cash provided by operating activities was primarily attributable to a $146.5 million increase in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, loss on retirement of debt, and other non-cash items, offset by an increase of $41.4 million of cash used in working capital activities.

Cash Flows from Investing Activities
Net cash used in investing activities increased by $184.6 million in fiscal year 2025 as compared to fiscal year 2024. The increase in cash used in investing activities was primarily due to higher net purchases of available-for-sale securities transactions of $154.5 million, $26.9 million cash paid as purchase consideration for the acquisition of Quantee, higher capital expenditures and capitalized software development costs of $1.9 million, a decrease of $0.9 million in proceeds from the sale of strategic investments, and an increase of $0.4 million of acquisition of new strategic investments.
Cash Flows from Financing Activities
Net cash provided by financing activities increased by $81.2 million in fiscal year 2025 as compared to fiscal year 2024. The increase in cash provided by financing activities was primarily because of $671.8 million cash received, net of paid issuance costs, from the issuance of the 2029 Convertible Senior Notes and an increase of $2.9 million cash received from the issuance of common stock upon exercise of stock options, partially offset by $353.5 million used to retire $220.9 million aggregate principal amount of the 2025 Convertible Senior Notes, $179.1 million used to settle the outstanding principal of the 2025 Convertible Senior Notes at maturity, $58.8 million used to purchase capped calls related to the 2029 Convertible Senior Notes, and $2.1 million used to establish our revolving credit facility.
Commitments and Contractual Obligations
Our estimated future obligations consist of leases, royalties, purchase obligations, debt, and taxes as of July 31, 2025. Refer to Note 8 ‘’Leases,’’ Note 9 “Commitments and Contingencies” and Note 11 “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
During the year ended July 31, 2025, we retired $220.9 million aggregate principal amount of the 2025 Convertible Senior Notes in cash for $354.0 million, which included related accrued interest of $0.5 million, and issued $690.0 million aggregate principal amount of the 2029 Convertible Senior Notes. In March 2025, we fully settled at maturity the outstanding $179.1 million aggregate principal amount of the 2025 Convertible Senior Notes through aggregate cash payments totaling $180.2 million, which included related accrued interest of $1.1 million. See Note 7 “Debt.”
Off-Balance Sheet Arrangements
Through July 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of July 31, 2025 and 2024 were $1,483.2 million and $1,129.5 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $5.3 million and $3.3 million in the market value of our available-for-sale securities as of July 31, 2025 and 2024, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, New Zealand Dollar, Polish Zloty, and Swiss Franc, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, because our relationships with our customers are long-term in nature, it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the periods ended July 31, 2025 and 2024, we recorded a foreign currency gain of $16.7 million and loss of $10.8 million, respectively, as a component of other income (expense) in our consolidated statements of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $60.7 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Evaluation of revenue related to software licensing arrangements and subscriptions to cloud services with non-standard terms
As discussed in Notes 1 and 2 to the consolidated financial statements, revenue was derived principally from subscriptions to cloud services, software licensing arrangements, and implementation and other professional services. The Company recognized total revenue of $1,202.5 million for the year ended July 31, 2025. The Company’s software licensing arrangements are sold under an initial term and subscriptions to cloud services generally have a five-year term, with a customer option to renew on an annual basis after the initial term. Consideration for subscriptions to cloud services and software licensing arrangements is typically billed in advance on an annual basis over the term.
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
Santa Clara, California
September 11, 2025

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2025	July 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$697,902	$547,992
Short-term investments	451,541	455,576
Accounts receivable, net of allowances of $1,166 and $646, respectively	140,639	137,339
Unbilled accounts receivable, net	130,959	87,031
Prepaid expenses and other current assets	86,374	67,596
Total current assets	1,507,415	1,295,534
Long-term investments	333,754	125,885
Unbilled accounts receivable, net	670	4,157
Property and equipment, net	60,436	55,409
Operating lease assets	39,309	43,750
Intangible assets, net	12,042	9,005
Goodwill	393,978	372,214
Deferred tax assets, net	297,234	253,085
Other assets	76,261	67,255
TOTAL ASSETS	$2,721,099	$2,226,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,797	$15,209
Accrued employee compensation	140,613	109,084
Deferred revenue, net	340,253	281,855
Convertible senior notes, net	—	398,903
Other current liabilities	35,139	32,584
Total current liabilities	544,802	837,635
Lease liabilities	30,687	34,721
Convertible senior notes, net	674,568	—
Deferred revenue, net	4,533	3,628
Other liabilities	9,279	7,578
Total liabilities	1,263,869	883,562
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2025 and 2024; 84,530,418 and 83,025,637 shares issued and outstanding as of July 31, 2025 and 2024, respectively	8	8
Additional paid-in capital	2,020,393	1,979,021
Accumulated other comprehensive income (loss)	(8,922)	(12,244)
Retained earnings (accumulated deficit)	(554,249)	(624,053)
Total stockholders’ equity	1,457,230	1,342,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,721,099	$2,226,294

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2025	2024	2023
Revenue:
Subscription and support	$731,296	$549,087	$429,667
License	251,935	250,176	265,593
Services	219,228	181,234	210,081
Total revenue	1,202,459	980,497	905,341
Cost of revenue:
Subscription and support	235,106	204,794	210,507
License	3,624	4,536	6,488
Services	211,676	187,806	230,135
Total cost of revenue	450,406	397,136	447,130
Gross profit:
Subscription and support	496,190	344,293	219,160
License	248,311	245,640	259,105
Services	7,552	(6,572)	(20,054)
Total gross profit	752,053	583,361	458,211
Operating expenses:
Research and development	296,160	269,381	249,746
Sales and marketing	230,346	199,033	188,224
General and administrative	184,479	167,520	169,731
Total operating expenses	710,985	635,934	607,701
Income (loss) from operations	41,068	(52,573)	(149,490)
Interest income	56,625	43,478	24,389
Interest expense	(13,211)	(6,738)	(6,716)
Other income (expense), net	(35,087)	(11,005)	(2,277)
Income (loss) before provision for (benefit from) income taxes	49,395	(26,838)	(134,094)
Provision for (benefit from) income taxes	(20,409)	(20,735)	(22,239)
Net income (loss)	$69,804	$(6,103)	$(111,855)
Net income (loss) per share:
Basic	$0.83	$(0.07)	$(1.36)
Diluted	$0.81	$(0.07)	$(1.36)
Shares used in computing net income (loss) per share:
Basic	83,846,793	82,291,483	82,176,629
Diluted	85,911,653	82,291,483	82,176,629

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended July 31,
	2025	2024	2023
Net income (loss)	$69,804	$(6,103)	$(111,855)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,668	(1,640)	2,642
Unrealized gain (loss) on available-for-sale securities	(217)	4,505	5,377
Tax benefit (expense) on unrealized gain (loss) on available-for-sale securities	(283)	(558)	(1,053)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	154	(693)	(980)
Total other comprehensive income (loss)	3,322	1,614	5,986
Comprehensive income (loss)	$73,126	$(4,489)	$(105,869)

See accompanying Notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2022	84,084,209	$8	$1,755,476	$(19,845)	$(283,982)	$1,451,657
Net income ( loss)	—	—	—	—	(111,855)	(111,855)
Issuance of common stock upon exercise of stock options	6,582	—	228	—	—	228
Issuance of common stock upon vesting of RSUs	1,391,162	—	—	—	—	—
Stock-based compensation	—	—	143,566	—	—	143,566
Repurchase and retirement of common stock	(4,041,284)	—	—	—	(261,807)	(261,807)
Foreign currency translation adjustment	—	—	—	2,642	—	2,642
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	4,324	—	4,324
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(980)	—	(980)
Adoption of Accounting Standards Update ("ASU") 2020-06			(68,003)		39,694	(28,309)
Balance as of July 31, 2023	81,440,669	$8	$1,831,267	$(13,859)	$(617,950)	$1,199,466
Net income (loss)	—	—	—	—	(6,103)	(6,103)
Issuance of common stock upon exercise of stock options	15,517	—	1,054	—	—	1,054
Issuance of common stock upon vesting of RSUs	1,569,451	—	—	—	—	—
Stock-based compensation	—	—	146,700	—	—	146,700
Foreign currency translation adjustment	—	—	—	(1,640)	—	(1,640)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	3,948	—	3,948
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(693)	—	(693)
Balance as of July 31, 2024	83,025,637	$8	$1,979,021	$(12,244)	$(624,053)	$1,342,732
Net income (loss)	—	—	—	—	69,804	69,804
Issuance of common stock upon exercise of stock options	56,880	—	3,902	—	—	3,902
Issuance of common stock upon vesting of RSUs	1,473,839	—	—	—	—	—
Stock-based compensation		—	161,678	—	—	161,678
Purchase of capped calls	—	—	(58,788)	—	—	(58,788)
Retirement of convertible senior notes	—	—	(79,366)	—	—	(79,366)
Deferred tax asset related to debt issuance of convertible senior notes	—	—	13,952	—	—	13,952
Settlement of convertible senior notes	671,202	—	(6)	—	—	(6)
Settlement of capped calls	(697,140)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	3,668	—	3,668
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(500)	—	(500)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	154	—	154
Balance as of July 31, 2025	84,530,418	$8	$2,020,393	$(8,922)	$(554,249)	$1,457,230

See accompanying Notes to Consolidated Financial Statements.
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69,804	$(6,103)	$(111,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,758	22,309	24,838
Amortization of debt issuance costs	3,758	1,732	1,703
Amortization of contract acquisition costs	20,050	17,816	17,966
Stock-based compensation	161,556	146,460	142,842
Changes to allowance for credit losses and revenue reserves	526	526	(131)
Deferred income tax	(31,780)	(26,847)	(27,516)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(10,326)	(12,894)	(4,858)
Gain on sale of strategic investments	(3,671)	(1,803)	—
Changes in fair value of strategic investments	2,130	1,957	802
Accelerated depreciation related to lease assignment	—	—	26,921
Gain from lease assignment	—	—	(18,419)
Loss on retirement of debt	53,565	—	—
Other non-cash items affecting net income (loss)	186	(74)	164
Changes in operating assets and liabilities:
Accounts receivable	(3,348)	12,631	(7,301)
Unbilled accounts receivable	(38,930)	7,676	(13,435)
Prepaid expenses and other assets	(47,211)	(33,534)	(22,613)
Operating lease assets	4,441	8,623	(19,000)
Accounts payable	11,399	(18,933)	(6,080)
Accrued employee compensation	30,090	6,453	12,440
Deferred revenue	56,617	72,572	34,635
Lease liabilities	(2,891)	(7,389)	9,548
Other liabilities	1,144	4,570	(2,256)
Net cash provided by (used in) operating activities	300,867	195,748	38,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(858,571)	(615,935)	(506,115)
Maturities and sales of available-for-sale securities	665,012	576,886	547,094
Purchases of property and equipment	(5,741)	(6,362)	(5,821)
Capitalized software development costs	(14,714)	(12,165)	(11,606)
Acquisition of strategic investments	(1,772)	(1,336)	(10,840)
Sale of strategic investments	5,671	6,553	—
Acquisition of business, net of acquired cash	(26,850)	—	—
Net cash provided by (used in) investing activities	(236,965)	(52,359)	12,712
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	671,840	—	—
Payment for the retirement of convertible senior notes	(353,535)	—	—
Payment for the maturity of convertible senior notes	(179,061)	—	—
Purchase of capped calls	(58,788)	—	—
Payment of revolving credit facility costs	(2,065)	—	—
Proceeds from issuance of common stock upon exercise of stock options	3,902	1,055	228
Repurchase and retirement of common stock	—	—	(261,807)
Net cash provided by (used in) financing activities	82,293	1,055	(261,579)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,715	(2,050)	2,576
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	149,910	142,394	(207,896)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	549,184	406,790	614,686
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$699,094	$549,184	$406,790
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$11,796	$5,000	$5,000
Cash paid for income taxes, net of tax refunds	$7,557	$8,919	$5,167
Accruals for purchase of property and equipment	$2,809	$682	$1,136
Accruals for capitalized software development costs	$1,114	$920	$1,094
Accruals for business acquisition purchase consideration holdback	$987	$—	$—

See accompanying Notes to Consolidated Financial Statements.
GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which combines core systems of record with digital, analytics, and artificial intelligence (“AI”) applications. The Company’s technology platform supports core insurance operations, including underwriting, policy administration, claim management, and billing; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements and notes include the Company and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
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
Segment Information
The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources and assess performance. Accordingly, the Company has determined that it operates in a single reportable segment. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements and accompanying notes.
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

Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. The unearned consideration acquisition holdback included in prepaid expenses and other current assets was $1.2 million at July 31, 2025 and 2024 in the consolidated balance sheets.
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement, and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, subsequent adjustments, if any, are recorded to the consolidated statements of operations.
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
The Company capitalizes software development costs for technology applications that provide new or significantly enhanced functionality that the Company will offer solely as a cloud-based subscription. Capitalized costs are primarily comprised of compensation for employees who are directly associated with cloud software development projects. The Company begins to capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, which is typically once the technology applications are available for general release, capitalized costs are amortized to cost of revenue over the estimated useful lives of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are recorded as research and development expense in the consolidated statements of operations. Capitalized software development costs are recorded in property and equipment in the consolidated balance sheets.
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
Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due March 2025 (the “2025 Convertible Senior Notes”). In October 2024, the Company issued $690.0 million aggregate principal amount of 1.25% Convertible Senior Notes due October 2029 (the “2029 Convertible Senior Notes,” and together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”).
The Company accounts for the Convertible Senior Notes as a liability measured at amortized cost. Debt issuance costs incurred in connection with the issuance of the Convertible Senior Notes are reflected in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding Convertible Senior Notes. These costs are amortized using the effective interest rate method over the terms of the Convertible Senior Notes and are included within interest expense on the consolidated statements of operations.

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
No customer individually accounted for 10% or more of the Company’s revenue for the years ended July 31, 2025, 2024, and 2023. For the periods ended July 31, 2025 and 2024, the Company had one customer, which were different customers in each period, which accounted for 10% or more of the Company’s total accounts receivable.
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
The Company generates revenue from the following sources, which represent the performance obligations of the Company:
i.Subscription services related to the Company’s Software-as-a-Service offerings, including hosting;
ii.Support activities that consist of email and phone support, bug fixes, and unspecified software updates and upgrades released when, and if, available during the support term;
iii.Self-managed software licenses related to term or perpetual agreements; and
iv.Services related to the implementation and configuration of the Company’s products, reimbursable travel, and training.
Subscriptions are typically sold with a five-year initial term with a customer option to renew on an annual basis after the initial term. Term licenses have an initial term with a customer option to renew on an annual basis after the initial term. Support for term licenses follows the same contract periods. Professional services typically are time and materials contracts that last for an average period of approximately one year.
Determination of the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services or products to the customer. Consideration may vary due to discounts, incentives, and potential service level credits or contractual penalties. Variable consideration is estimated and included in the transaction price if, in the Company’s judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract.
Self-managed software licenses and subscription services may be subject to either fixed or variable installments. Variable installments are generally subject to changes in a customer’s Direct Written Premium (“DWP”) or a customer’s Gross Written Premium (“GWP”), with certain cloud-delivered products priced based on usage or other metrics. When consideration is subject to variable installments, the Company estimates variable consideration using the expected value method based on historical DWP or GWP usage to the extent that a significant revenue reversal is not probable to occur.
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. Some of the Company’s performance obligations, such as support, implementation services, training services, and a portion of subscription services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In circumstances when available information to determine SSP is highly variable or uncertain, such as for term licenses, the Company will use the residual method.
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
Revenue from subscription arrangements is recognized ratably over the subscription period using a time-based measure of progress as customers receive the benefits from their subscriptions over the contractually agreed-upon term. Subscription agreements generally have an initial term of five years, with annual renewals thereafter. In some instances, customers sign subscription agreements with an initial term of seven or more years. Consideration for subscription arrangements is typically billed in advance on an annual basis over the contract period and the annual billing may ramp over the contract period.
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
In substantially all of the Company’s professional service contracts, services are separately identifiable performance obligations for which related revenue and costs are recognized according to when each service obligation is delivered. The majority of the Company’s professional services engagements are billed and recognized on a time and materials basis. In select situations, the Company will contract professional services on a fixed fee basis, where the Company generally recognizes services revenue over time, using an input method. The measure of progress of the professional services being provided under these fixed fee arrangements is based on hours incurred compared to estimates of the total hours to complete the performance obligation.
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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were less than $0.3 million, during the years ended July 31, 2025, 2024, and 2023, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. The Company has granted stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). RSUs and PSUs are collectively referred to as “Stock Awards.” In December 2024, the Company’s stockholders approved the 2024 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual meeting of stockholders.
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
The fair value of the Company’s stock options and ESPP purchase rights is estimated at the grant date using the Black-Scholes option-pricing model. Stock options are subject to time-based vesting, which generally occurs over a period of two years. The Company recognizes compensation expense for stock options and ESPP purchase rights that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock options and each offering period of the ESPP purchase rights. The inputs used in the Black-Scholes option-pricing model, which are subjective and generally requires significant judgment to determine, include:
Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options, the Company uses the simplified method to determine its expected term because of its limited history of stock option exercise activity. For the ESPP purchase rights, the Company uses the length of each offering period, which is approximately 0.5 years.
Expected Volatility — The expected volatility is derived from the historical volatility of the Company’s common stock.
Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options and the offering period of each ESPP purchase rights.
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
Recent Adopted Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items that are regularly provided to the Chief Operating Decision Maker (the “CODM”). Public entities with a single reportable segment are required to apply the disclosure requirements in ASU No. 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted the standard for its annual reporting effective August 1, 2024. While the standard requires additional disclosures related to the

Company’s single reportable segment in its 2025 annual reporting, adoption of the standard did not have any impact on the consolidated operating results, financial condition, or cash flows. The standard requires retrospective application to all prior periods presented.
In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard was early adopted by the Company beginning August 1, 2024 and applied retrospectively for all periods presented. The new standard did not have an impact on prior periods presented on the consolidated financial statements.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The new standard will be effective, and the Company will adopt it, beginning August 1, 2025, on a prospective basis and adoption will impact the Company’s disclosures.
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
In July 2025, the FASB issued ASU No. 2025-05, Income Statement—Reporting Financial Instruments-Credit Losses (Subtopic 326-20): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The new standard will be effective and the Company will adopt it beginning August 1, 2026 on a prospective basis. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2.Revenue
Disaggregation of Revenue
Revenue by product type is as follows (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Subscription and support
Subscription	$667,436	$477,461	$352,145
Support	63,860	71,626	77,522
License
Term license	251,817	248,849	265,389
Perpetual license	118	1,327	204
Services	219,228	181,234	210,081
Total revenue	$1,202,459	$980,497	$905,341
Revenue by product type and by geography is as follows (in thousands):

	Fiscal year ended July 31, 2025
	Subscription and support	License	Services	Total
United States	$485,593	$133,994	$151,272	$770,859
Canada	102,465	18,620	20,296	141,381
Other Americas	7,057	3,043	1,560	11,660
Total Americas	595,115	155,657	173,128	923,900
Total EMEA	84,991	63,947	34,646	183,584
Total APAC	51,190	32,331	11,454	94,975
Total revenue	$731,296	$251,935	$219,228	$1,202,459

	Fiscal year ended July 31, 2024
	Subscription and support	License	Services	Total
United States	$373,675	$133,310	$125,583	$632,568
Canada	77,414	19,704	8,643	105,761
Other Americas	6,009	3,330	2,154	11,493
Total Americas	457,098	156,344	136,380	749,822
Total EMEA	59,968	59,274	35,192	154,434
Total APAC	32,021	34,558	9,662	76,241
Total revenue	$549,087	$250,176	$181,234	$980,497

	Fiscal year ended July 31, 2023
	Subscription and support	License	Services	Total
United States	$289,152	$141,465	$143,243	$573,860
Canada	71,039	16,677	17,965	105,681
Other Americas	5,891	3,323	3,090	12,304
Total Americas	366,082	161,465	164,298	691,845
Total EMEA	40,661	66,743	35,238	142,642
Total APAC	22,924	37,385	10,545	70,854
Total revenue	$429,667	$265,593	$210,081	$905,341
No country or region other than those listed above accounted for more than 10% of revenue during the fiscal years ended July 31, 2025, 2024, and 2023.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the consolidated balance sheets as follows (in thousands):

	July 31, 2025	July 31, 2024
Unbilled accounts receivable, net	$131,629	$91,188
Contract acquisition costs, net	$67,922	$54,689
Costs to fulfill a contract, net	$9,415	$10,710
Deferred revenue, net	$344,786	$285,483
Unbilled accounts receivable
Unbilled accounts receivable, net increased by $40.4 million primarily due to the impact of subscription orders with ramped billing schedules where billings occur later than revenue recognition and, to a lesser extent, due to the timing of billing on services projects.
As of July 31, 2025 and 2024, there was no allowance for credit losses associated with unbilled accounts receivable.

Contract acquisition costs
The current portion of contract acquistion costs of $21.1 million and $17.7 million is included in prepaid and other current assets on the consolidated balance sheets as of July 31, 2025 and 2024, respectively. The non-current portion of contract acquisition costs of $46.8 million and $37.0 million is included in other assets on the consolidated balance sheets as of July 31, 2025 and 2024, respectively. The Company amortized $20.1 million, $17.8 million, and $18.0 million of contract acquisition costs during the fiscal years ended July 31, 2025, 2024, and 2023, respectively.
Costs to fulfill a contract
The current portion of costs to fulfill a contract of $5.9 million and $6.0 million is included in prepaid and other current assets in the consolidated balance sheets as of July 31, 2025 and July 31, 2024, respectively. The non-current portion of costs to fulfill a contract of $3.5 million and $4.7 million is included in other assets in the consolidated balance sheets as of July 31, 2025 and July 31, 2024, respectively. The Company amortized $10.8 million, $10.6 million, and $9.0 million of costs to fulfill a contract during the fiscal years ended July 31, 2025, 2024, and 2023, respectively.
Deferred revenue
During the fiscal year ended July 31, 2025, the Company recognized revenue of $275.4 million related to the Company’s deferred revenue balance as of July 31, 2024.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied, was approximately $3.1 billion as of July 31, 2025. During the fiscal year ended July 31, 2025, there was an increase in the number of cloud arrangements that were longer in duration than the typical five year initial term. Support services and professional services are generally satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$69,405	$69	$(17)	$69,457
Certificates of deposit	80,970	—	—	80,970
Commercial paper	130,628	—	—	130,628
Corporate bonds	424,791	545	(138)	425,198
Foreign government bonds	1,820	11	—	1,831
Money market funds	488,854	—	—	488,854
U.S. Government agency securities	66,184	15	(70)	66,129
U.S. Government bonds	64,187	36	(39)	64,184
Total	$1,326,839	$676	$(264)	$1,327,251

	July 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$58,812	$116	$(61)	$58,867
Certificates of deposit	46,900	—	—	46,900
Commercial paper	138,598	—	—	138,598
Corporate bonds	245,817	564	(107)	246,274
Foreign government bonds	5,590	21	(15)	5,596
Money market funds	360,881	—	—	360,881
U.S. Government agency securities	33,499	12	(12)	33,499
U.S. Government bonds	89,928	72	(117)	89,883
Total	$980,025	$785	$(312)	$980,498

The Company does not consider any portion of the unrealized losses at July 31, 2025 to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	July 31, 2025
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$11,393	$58,064	$69,457
Certificates of deposit	80,970	—	80,970
Commercial paper	130,628	—	130,628
Corporate bonds	220,890	204,308	425,198
Foreign government bonds	1,831	—	1,831
Money market funds	488,854	—	488,854
U.S. Government agency securities	13,188	52,941	66,129
U.S. Government bonds	45,743	18,441	64,184
Total	$993,497	$333,754	$1,327,251
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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$53,102	$—	$53,102
Money market funds	488,854	—	—	488,854
Total cash equivalents	488,854	53,102	—	541,956
Short-term investments:
Asset-backed securities	—	11,393	—	11,393
Certificates of deposit	—	80,970	—	80,970
Commercial paper	—	77,526	—	77,526
Corporate bonds	—	220,890	—	220,890
Foreign government bonds	—	1,831	—	1,831
U.S. Government agency securities	—	13,188	—	13,188
U.S. Government bonds	—	45,743	—	45,743
Total short-term investments	—	451,541	—	451,541
Long-term investments:
Asset-backed securities	—	58,064	—	58,064
Corporate bonds	—	204,308	—	204,308
U.S. Government agency securities	—	52,941	—	52,941
U.S. Government bonds	—	18,441	—	18,441
Total long-term investments	—	333,754	—	333,754
Total	$488,854	$838,397	$—	$1,327,251

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$38,156	$—	$38,156
Money market funds	360,881	—	—	360,881
Total cash equivalents	360,881	38,156	—	399,037
Short-term investments:
Asset-backed securities	—	18,826	—	18,826
Certificates of deposit	—	46,900	—	46,900
Commercial paper	—	100,442	—	100,442
Corporate bonds	—	177,081	—	177,081
Foreign government bonds	—	3,756	—	3,756
U.S. Government agency securities	—	32,605	—	32,605
U.S. Government bonds	—	75,966	—	75,966
Total short-term investments	—	455,576	—	455,576
Long-term investments:
Asset-backed securities	—	40,041	—	40,041
Corporate bonds	—	69,193	—	69,193
Foreign government bonds	—	1,840	—	1,840
U.S. Government agency securities	—	894	—	894
U.S. Government bonds	—	13,917	—	13,917
Total long-term investments	—	125,885	—	125,885
Total	$360,881	$619,617	$—	$980,498
4. Acquisitions
On April 16, 2025, the Company completed its acquisition of Quantee Sp. z o.o. (“Quantee”), a Poland-based insurtech company specializing in dynamic pricing software, for net cash consideration of approximately $27.9 million, subject to transaction adjustments to cover potential claims and indemnities after closing. Additionally, the Company awarded $6.4 million in holdback consideration subject to service conditions subsequent to closing.
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
The preliminary allocation of the purchase consideration included goodwill of $21.4 million related to the acquired workforce, expected synergies, and the opportunity to sell into and expand the Company’s customer base. The goodwill recorded is not expected to be deductible for income tax purposes. The preliminary allocation also consisted of amounts allocated to acquired technology and customer relationships.
Pro forma and historical financial information has not been provided as the acquisition was not material to the consolidated financial statements.
5. Balance Sheet Components

Accounts Receivables, Net
Accounts receivable, net consists of the following (in thousands):

	July 31, 2025	July 31, 2024
Accounts receivable	$141,805	$137,985
Allowance for credit losses and revenue reserves	(1,166)	(646)
Accounts receivable, net	$140,639	$137,339

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2025	July 31, 2024
Prepaid expenses	$32,761	$25,791
Contract costs	21,084	17,739
Deferred costs	5,973	6,259
Deposits and other receivables	26,556	17,807
Prepaid expenses and other current assets	$86,374	$67,596
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	July 31, 2025	July 31, 2024
Computer hardware	$16,076	$14,182
Purchased software	5,306	5,267
Capitalized software development costs	83,021	66,153
Equipment and machinery	5,459	3,936
Furniture and fixtures	8,541	7,009
Leasehold improvements	27,164	24,596
Total property and equipment	145,567	121,143
Less accumulated depreciation	(85,131)	(65,734)
Property and equipment, net	$60,436	$55,409
During the fiscal year ended July 31, 2025, the Company entered into a revolving credit agreement, guaranteed by its material domestic subsidiaries and secured by a security interest in substantially all of the assets of the Company and each guarantor, including certain property and equipment, subject to customary exclusions. See “Note 7—Debt—Revolving Credit Facility” below for further information.
Depreciation expense, excluding the amortization of capitalized software development costs, was $7.2 million, $6.9 million and $36.3 million for the fiscal years ended July 31, 2025, 2024, and 2023, respectively. Depreciation expense for the fiscal year ended July 31, 2023 includes $26.9 million of accelerated depreciation expense, recorded from the date the lease was assigned through the date that the lease term ended related to the assignment to an unrelated third party of the Company’s previous office headquarters, which was recognized in general and administrative expenses on the consolidated statements of operations. Refer to Note 8 “Leases” for information about the lease assignment of the previous office headquarters.
The Company recognized amortization of capitalized software development costs in cost of subscription and support revenue on the consolidated statements of operations of $13.0 million, $11.6 million, and $9.9 million during the fiscal years ended July 31, 2025, 2024, and 2023, respectively.
Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill, July 31, 2024	$372,214
Additions	21,425
Foreign currency translation adjustment	339
Goodwill, July 31, 2025	$393,978
The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		July 31, 2025			July 31, 2024
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Acquired technology	1.1	$16,103	$7,986	$8,117	$9,700	$5,726	$3,974
Customer contracts and related relationships	0.9	20,684	17,151	3,533	23,100	18,694	4,406
Partner relationships	0	—	—	—	200	185	15
Trademarks	3.1	900	508	392	3,400	2,790	610
Total	1.1	$37,687	$25,645	$12,042	$36,400	$27,395	$9,005
Amortization expense was $5.4 million, $5.5 million, and $6.9 million during the years ended July 31, 2025, 2024, and 2023, respectively. The future amortization expense for existing intangible assets as of July 31, 2025, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2026	$5,270
2027	1,969
2028	1,826
2029	1,704
2030	1,273
Thereafter	—
Total future amortization expense	$12,042
Other Assets
Other assets consist of the following (in thousands):

	July 31, 2025	July 31, 2024
Prepaid expenses	$5,907	$3,213
Contract costs	46,838	36,950
Deferred costs	3,472	4,691
Strategic investments	20,044	22,401
Other assets	$76,261	$67,255

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

During the fiscal year ended July 31, 2025, one of the Company’s investees was acquired by a publicly traded company. As a result, the Company received $5.7 million in consideration for its equity interest in the investee, composed of $3.4 million cash and $2.4 million of the acquirer’s shares, which were subsequently sold for $2.3 million, and recognized a $3.7 million gain in excess of cost in other income (expense), net on the consolidated statements of operations.
During the fiscal year ended July 31, 2024, one of the Company’s investees was acquired by a privately held limited partnership. As a result, the Company received $12.1 million in consideration for its equity interest in the investee, composed of $6.5 million cash and $5.6 million of an ownership interest in the privately held limited partnership, and recognized a $1.8 million gain in excess of cost as a component of other income (expense), net on the consolidated statements of operations.
The Company invested $1.8 million, $1.3 million, and $10.8 million in new strategic investments during the fiscal years ended July 31, 2025, 2024, and 2023, respectively.

The following table summarizes the unrealized and realized gains (losses) on strategic investments (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Unrealized gains (losses), net, recognized on privately held equity securities measured using net asset value	$(1,880)	$(1,957)	$—
Impairments of strategic investments using the measurement alternative	(250)	—	(802)
Unrealized gains (losses), net	(2,130)	(1,957)	(802)
Realized gains (losses), net on sales of strategic investments	3,671	1,803	—
Gains (losses) on strategic investments, net	$1,541	$(154)	$(802)
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	July 31, 2025	July 31, 2024
Equity investments using the measurement alternative	$18,263	$18,740
Equity investment using net asset value	$1,781	$3,661
Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	July 31, 2025	July 31, 2024
Bonus	$84,277	$70,847
Commission	19,285	8,128
Vacation	8,274	6,934
Salaries, payroll taxes, and benefits	28,777	23,175
Accrued employee compensation	$140,613	$109,084
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	July 31, 2025	July 31, 2024
Lease liabilities	$10,438	$9,295
Accrued royalties	8,665	7,872
Accrued taxes	8,032	6,492
Other	8,004	8,925
Other current liabilities	$35,139	$32,584

6. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For calculating diluted earnings per share, the Company uses the treasury stock method for options to purchase common stock, Stock Awards, and ESPP purchase rights, and the if-converted method for the Convertible Senior Notes.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the fiscal years ended July 31, 2025, 2024, and 2023 (in thousands, except share and per share amounts):

	Fiscal years ended July 31,
	2025	2024	2023
Numerator:
Net income (loss)	$69,804	$(6,103)	$(111,855)
Net income (loss) per share:
Basic	$0.83	$(0.07)	$(1.36)
Diluted	$0.81	$(0.07)	$(1.36)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	83,846,793	82,291,483	82,176,629
Weighted average effect of dilutive stock options	88,673	—	—
Weighted average effect of dilutive stock awards	1,976,179	—	—
Weighted average effect of the ESPP purchase rights	8	—
Diluted	85,911,653	82,291,483	82,176,629
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Fiscal years ended July 31,
	2025	2024	2023
Stock options	—	182,082	11,978
Stock awards	19,643	3,763,725	2,352,203
ESPP purchase rights	2,784	—	—
Convertible senior notes	—	3,516,480	3,516,480
During the fiscal year ended July 31, 2025, there was no dilutive effect on net income (loss) per share due to maturity and settlement of the outstanding principal balance of the 2025 Convertible Senior Notes. During the fiscal years ended July 31, 2024 and 2023, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2025 Convertible Senior Notes.
During the fiscal year ended July 31, 2025, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2029 Convertible Senior Notes.
7. Debt
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
In October 2024, the Company retired $120.9 million aggregate principal amount and $0.2 million of related debt issuance costs of the 2025 Convertible Senior Notes for $200.5 million in cash, which included related accrued interest of $0.1 million. The retirement was accounted for as an induced conversion resulting in an inducement expense of $0.3 million recorded in other income

(expense), net on the consolidated statements of operations and a decrease to additional paid-in capital of $79.4 million on the consolidated balance sheets.
In December 2024, the Company retired $100.0 million aggregate principal amount and $0.1 million of related debt issuance costs of the 2025 Convertible Senior Notes for $153.5 million in cash, which included related accrued interest of $0.3 million. The retirement was accounted for as a debt extinguishment resulting in an extinguishment expense of $53.3 million recorded in other income (expense), net on the consolidated statements of operations.
The 2025 Convertible Senior Notes matured on March 15, 2025. During the period from January 15, 2025 through the close of business on March 13, 2025, holders of the 2025 Convertible Senior Notes had the option to convert their outstanding 2025 Convertible Senior Notes, and they elected to convert substantially all of the outstanding notes. In accordance with the holders’ elections, the Company fully settled the outstanding $179.1 million aggregate principal amount of the 2025 Convertible Senior Notes through aggregate cash payments totaling $180.2 million, which included related accrued interest of $1.1 million, and the gross issuance of 671,202 shares of common stock. The share amount does not reflect the impact of the capped calls related to the 2025 Convertible Senior Notes. See “Note 7—Debt—Capped Calls” for further information.
The fair value of the 2025 Convertible Senior Notes was $528.0 million at July 31, 2024. The Company estimates the fair value of the Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).
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
The fair value of the 2029 Convertible Senior Notes was $795.0 million at July 31, 2025.

The net carrying value of the liability component and unamortized debt issuance costs of the Convertible Senior Notes was as follows (in thousands):

	July 31, 2025	July 31, 2024
2025 convertible senior notes	$—	$400,000
2029 convertible senior notes	690,000	—
2025 credit facility	—	—
Total principal amount	690,000	400,000
Less: unamortized debt issuance costs	(15,432)	(1,097)
Net carrying amount of debt	674,568	398,903
Less: current portion of convertible senior notes, net	—	398,903
Non-current portion of convertible senior notes, net	$674,568	$—
The effective interest rate of the 2025 Convertible Senior Notes after the adoption of ASU 2020-06 on August 1, 2022 was 1.7%. The if-converted value of the 2025 Convertible Senior Notes exceeded the outstanding principal by $6.8 million as of July 31, 2024.
The effective interest rate of the 2029 Convertible Senior Notes was 1.8%. The if-converted value of the 2029 Convertible Senior Notes did not exceed the outstanding principal as of July 31, 2025.
The following table sets forth the interest expense recognized related to debt instruments (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Contractual interest expense	$8,984	$5,000	$5,000
Amortization of debt issuance costs	3,758	1,732	1,703
Total	$12,742	$6,732	$6,703
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
The following table below sets forth key terms and costs incurred for the Capped Calls related to each of the Convertible Senior Notes (in millions, except per share amounts):

	2025 Convertible Senior Notes	2029 Convertible Senior Notes
Initial strike price per share, subject to certain adjustments	$113.75	$244.65
Initial cap price per share, subject to certain adjustments	$153.13	$329.33
Net cost incurred (in millions)	$37.2	$58.8
Common stock covered, subject to anti-dilution adjustments (in millions)	3.5	2.8
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
The Company was in compliance with all covenants as of July 31, 2025.
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
As of July 31, 2025, there were no outstanding borrowings under the 2025 Credit Facility.

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
Components of operating lease costs were as follows (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Operating lease costs (1)	$13,167	$12,537	$12,192
Variable lease costs	2,428	2,344	4,353
Sublease income	—	—	(898)
Net operating lease costs	$15,595	$14,881	$15,647
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.9 million, $0.8 million and $0.9 million in each of the fiscal years ended July 31, 2025, 2024, and 2023, respectively.
Future operating lease payments as of July 31, 2025 were as follows (in thousands):

Fiscal year ending July 31,
2026	$11,921
2027	11,543
2028	5,936
2029	5,799
2030	4,587
Thereafter	5,185
Total future lease payments	44,971
Less imputed interest	(3,846)
Total lease liability balance	$41,125

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	As of July 31,
	2025	2024
Operating lease assets	$39,309	$43,750

Current portion of lease liabilities	$10,438	$9,295
Non-current portion of lease liabilities	30,687	34,721
Total lease liabilities	$41,125	$44,016

Weighted average remaining lease term (years)	4.8	5.3
Weighted average discount rate	4.2%	4.0%
Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Cash payments for operating leases	$12,473	$11,561	$12,569
Operating lease assets obtained in exchange for operating lease liabilities	$5,990	$2,621	$(36,981)
9. Commitments and Contingencies
The Company’s contractual obligations and commitments as of July 31, 2025 are as follows (in thousands):

	Purchase Commitments(1)	Debt(2)	Total
Fiscal Year Ending July 31,
2026	$194,755	$8,625	$203,380
2027	161,453	8,625	170,078
2028	43,165	8,625	51,790
2029	3,345	8,625	11,970
2030 and thereafter	314	694,313	694,627
Total	$403,032	$728,813	$1,131,845

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
(2) Debt consists of principal and interest payments on the Company’s 2029 Convertible Senior Notes. The $690 million in principal will be due in November 2029.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of July 31, 2025 and 2024, respectively. The Company has not accrued for estimated losses in the accompanying consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of July 31, 2025 and 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
10. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, Stock Awards, and the ESPP purchase rights is included in the consolidated statements of operations as follows (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Stock-based compensation expense	$161,678	$146,700	$143,566
Net impact of deferred stock-based compensation	(122)	(240)	(724)
Total stock-based compensation expense	$161,556	$146,460	$142,842

Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$13,953	$13,425	$14,073
Cost of license revenue	136	186	463
Cost of services revenue	20,759	19,013	19,257
Research and development	41,760	40,213	39,865
Sales and marketing	43,270	34,590	29,925
General and administrative	41,678	39,033	39,259
Total stock-based compensation expense	161,556	146,460	142,842
Tax benefit from stock-based compensation	62,429	37,670	22,566
Total stock-based compensation, net of tax effect	$99,127	$108,790	$120,276
Total unrecognized stock-based compensation expense related to the Company’s stock options, Stock Awards, and ESPP purchase rights as of July 31, 2025 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock awards	$274,666	2.0
ESPP purchase rights	3,814	0.4
Total unrecognized stock-based compensation expense	$278,480
Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2022	2,785,353	$110.47	$216,478
Granted	2,287,778	$66.36
Released	(1,391,162)	$100.92	$97,324
Canceled	(267,263)	$99.31
Balance as of July 31, 2023	3,414,706	$85.68	$289,635
Granted	1,639,400	$93.63
Released	(1,569,451)	$91.48	$168,144
Canceled	(282,589)	$89.22
Balance as of July 31, 2024	3,202,066	$86.60	$480,534
Granted	1,099,795	$179.92
Released	(1,473,839)	$99.72	$284,544
Canceled	(155,165)	$95.42
Balance as of July 31, 2025	2,672,857	$117.25	$604,654
Expected to vest as of July 31, 2025	2,672,857	$117.25	$604,654

(1)Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $226.22, $150.07, and $84.82 on July 31, 2025, 2024, and 2023, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
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

	Fiscal years ended July 31,
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
Prior to fiscal year 2024, certain executives and employees of the Company received PSUs, which vest over three years, with 50% vesting annually over the three year period and the remaining 50% vesting at the end of the third year.
The Company recognized stock-based compensation related to PSUs of $26.2 million, $16.2 million, and $15.0 million during the fiscal years ended July 31, 2025, 2024, and 2023, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2022	75,706	$61.93	8.7	$1,196
Granted	121,168	$66.76
Exercised	(6,582)	$34.60		$255
Canceled	(2,720)	$69.60
Balance as of July 31, 2023	187,572	$65.90	8.8	$3,549
Granted	—	$—
Exercised	(15,517)	$67.98		$1,061
Canceled	(5,217)	$68.39
Balance as of July 31, 2024	166,838		7.9	$14,088
Granted	—	$—
Exercised	(56,880)	$68.60		$6,982
Canceled	—	$—
Balance as of July 31, 2025	109,958		6.8	$17,828
Vested and expected to vest as of July 31 2025	109,958	$64.09	6.8	$17,828
Exercisable as of July 31, 2025	109,958	$64.09	6.8	$17,828
(1)Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $226.22, $150.07, and $84.82 on July 31, 2025, 2024, and 2023, respectively, and the exercise price of outstanding stock options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

Valuation of Awards
Stock Options
The fair value of the stock options is estimated at the grant date using the Black-Scholes option-pricing model, which included the following assumptions:

	Fiscal years ended July 31,
	2025	2024	2023
Expected term (in years)	*	*	6.0
Risk-free interest rate	*	*	2.9% - 4.2%
Expected volatility	*	*	32.1% - 33.1%
Expected dividend yield	*	*	—%
*No options were granted during fiscal years ended July 31, 2025, and 2024, respectively.
Employee Stock Purchase Plan

In December 2024, the Company’s stockholders approved the 2024 ESPP at the Company’s annual meeting of stockholders, with an initial pool of 3,000,000 shares of the Company’s common stock that may be issued under the ESPP. The ESPP generally provides for six-month offering periods beginning on January 6 and July 6 of each calendar year where each offering period has one purchase period. The Company’s first ESPP offering period began on July 6, 2025. Eligible employees may authorize payroll deductions between 1% and 15% of their base salary compensation to purchase shares of common stock at 85% of the lower of the market price on the date of commencement of the applicable offering period or on the last day of each six month purchase period. The ESPP does not allow eligible employees to increase their contributions during any offering period.
The Company estimated the fair value of the ESPP purchase rights using the Black-Scholes option pricing model with the following assumptions:

	Fiscal year ended July 31,
	2025	2024	2023
Expected term (in years)	0.5	*	*
Risk-free interest rate	4.3%	*	*
Expected volatility	42.1%	*	*
Expected dividend yield	—%	*	*
*The ESPP was approved by stockholders in December 2024. Therefore, there were no ESPP purchase rights during the fiscal years ended July 31, 2024, and 2023, respectively.
No common stock was issued under the ESPP during the fiscal year ended July 31, 2025. The weighted-average grant date fair value related to rights to acquire shares of common stock under the ESPP during the fiscal year ended July 31, 2025, was $63.29 per share.
Common Stock Reserved for Issuance
As of July 31, 2025 and 2024, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 84,530,418 and 83,025,637 shares of common stock were issued and outstanding, respectively. As of July 31, 2025 and 2024, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2025	July 31, 2024
Exercise of stock options to purchase common stock	109,958	166,838
Vesting of stock awards	2,672,857	3,202,066
Shares available under stock plans	4,505,472	5,450,102
Shares available for ESPP	3,000,000	—
Total common stock reserved for issuance	10,288,287	8,819,006
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
Share Repurchase Program
In September 2022, the Company’s board of directors authorized and approved a share repurchase program of up to $400.0 million of the Company's outstanding common stock. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of the Company and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company. As of July 31, 2025, $138.2 million remained available to purchase under the authorized and approved share repurchase program.
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
During the fiscal years ended July 31, 2025 and 2024, respectively, the Company did not repurchase any shares of common stock. During the fiscal year ended July 31, 2023, the Company repurchased 4,041,284 shares of common stock at an average price of $64.78 per share, for an aggregate purchase price of $261.8 million, which includes the shares repurchased under the ASR agreement.

11. Income Taxes
The Company recognized an income tax benefit of $20.4 million for the fiscal year ended July 31, 2025 compared to an income tax benefit of $20.7 million for the fiscal year ended July 31, 2024. The Company’s fiscal year 2025 income tax benefit was similar to the fiscal year 2024 income tax benefit even though the Company generated more pre-tax income due to an increase in deductions from stock-based compensation, the foreign derived intangible income deduction, change in valuation allowance, and an increase in research and development tax credits, partially offset by non-deductible debt retirement expense and non-deductible executive compensation.
The effective tax rate differs from the statutory U.S. Federal income tax rate of 21% mainly due to the debt retirement expense which is non-deductible for tax purposes and other permanent differences for stock-based compensation including excess tax benefits, research and development credits, foreign earnings taxed in the United States, the foreign derived intangible income deduction, and certain non-deductible expenses, including executive compensation limitation.
The Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Domestic	$24,752	$(44,280)	$(150,628)
International	24,643	17,442	16,534
Income (loss) before provision for (benefit from) income taxes	$49,395	$(26,838)	$(134,094)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Current:
U.S. Federal	$2,050	$738	$555
State	2,567	1,710	564
Foreign	4,656	3,563	3,904
Total current	9,273	6,011	5,023
Deferred:
U.S. Federal	(26,188)	(22,856)	(23,372)
State	(3,729)	(3,396)	(3,808)
Foreign	235	(494)	(82)
Total deferred	(29,682)	(26,746)	(27,262)
Total provision for (benefit from) income taxes	$(20,409)	$(20,735)	$(22,239)
Differences between income taxes calculated using the statutory federal income tax rate of 21% and the provision for income taxes are as follows (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Statutory federal income tax	$10,375	$(5,634)	$(28,159)
State taxes, net of federal benefit	(1,200)	(1,702)	(3,253)
Stock-based compensation	(28,474)	(4,415)	9,902
Non-deductible officers' compensation	10,882	4,996	2,783
Foreign income taxed at different rates	(2,023)	(960)	(55)
Research tax credits	(14,884)	(12,067)	(7,817)
Base erosion and anti-abuse tax	3	(3,091)	(935)
Foreign earnings taxed in the U.S.	3,366	2,390	2,199
Non-deductible acquisition costs	—	30	617
Permanent differences and others	1,434	1,254	1,576
Change in valuation allowance	(5,682)	491	903
Foreign derived intangible income	(5,429)	(2,027)	—
Debt retirement expense	11,223	—	—
Total provision for (benefit from) income taxes	$(20,409)	$(20,735)	$(22,239)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	As of July 31,
	2025	2024
Accruals and reserves	$26,083	$27,636
Stock-based compensation	10,174	9,077
Deferred revenue	1,284	711
Capitalized research and development	168,266	110,502
Property and equipment	398	—
Lease liabilities	8,612	9,908
Convertible debt	12,086	919
Net operating loss carryforwards	19,385	49,864
Tax credits	158,257	145,934
Total deferred tax assets	404,545	354,551
Less valuation allowance	66,295	65,791
Net deferred tax assets	338,250	288,760
Less deferred tax liabilities:
Intangible assets	16,859	12,682
Operating lease assets	7,782	9,130
Property and equipment	—	184
Unremitted foreign earnings	1,759	851
Capitalized commissions	18,831	15,022
Total deferred tax liabilities	45,231	37,869
Total net deferred tax assets	$293,019	$250,891
The Company considered both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, differences between prior book and tax profits/losses, and results of future operations, and determined that a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $66.3 million and $65.8 million remained as of July 31, 2025 and 2024, respectively, primarily related to California, U.S. Federal, and Canada deferred tax assets. The increase of $0.5 million in the valuation allowance in the current fiscal year relates primarily to net operating losses and income tax credits in certain tax jurisdictions for which no tax benefit is expected to be recognized, offset by a release of valuation allowances on foreign tax credits.
As of July 31, 2025, the Company had U.S. Federal, California, and other states net operating loss (“NOL”) carryforwards of $15.7 million, $50.2 million and $145.2 million, respectively. The U.S. Federal and California NOL carryforwards will start to expire in 2032 and 2034, respectively. The NOL carryforwards in other states will primarily start to expire in various years between 2026 and 2034.
As of July 31, 2025, the Company had research and development tax credit (“R&D credit”) carryforwards of the following (in thousands):

U.S. Federal	$98,595
California	71,173
Total R&D credit carryforwards	$169,768
U.S. Federal R&D credit carryforwards available at July 31, 2025 will expire starting in 2027. California R&D tax credits do not expire.
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

As of July 31, 2025, the Company has recorded a provisional estimate for foreign withholding taxes on undistributed earnings from foreign subsidiaries of $1.8 million. The Company may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
In the United States, on July 4, 2025, H.R. 1 was signed into law. Among other provisions, the legislation reinstates immediate expensing for domestic research and experimental expenditures, extends 100% bonus depreciation for qualified property placed in service beginning January 20, 2025, and makes certain other provisions of the Tax Cuts and Jobs Act permanent. The Company is evaluating the impact of the provisions of this legislation that are effective subsequent to fiscal year 2025 and will reflect its impact in its financial statements in the periods in which they are effective.
Unrecognized Tax Benefits
Activity related to unrecognized tax benefits is as follows (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Unrecognized tax benefits - beginning of period	$21,520	$20,518	$18,786
Gross increases - prior period tax positions	2	231	1
Gross decreases - prior period tax positions	(134)	(2,664)	(982)
Gross increases - current period tax positions	4,352	3,435	2,713
Unrecognized tax benefits - end of period	$25,740	$21,520	$20,518
During the year ended July 31, 2025, the Company’s unrecognized tax benefits increased by $4.2 million. As of July 31, 2025, the Company had unrecognized tax benefits of $16.4 million that, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. As of July 31, 2025, the total interest and penalties related to unrecognized tax benefits was not material.
The Company, or one of its subsidiaries, files income taxes in the U.S. Federal jurisdiction and various state and foreign jurisdictions. If the Company utilizes NOL carryforwards or tax credits in future years, the U.S. Federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2025.
The Organization for Economic Co-operation and Development has implemented a framework for a global minimum corporate tax of 15% applied on a country-by-country basis for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Pillar 2 provisions did not have a material impact on the Company’s financial statements for any of the years presented.

12. Defined Contribution and Other Post-Retirement Plans
The Company’s employee savings and retirement plan in the United States is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and various investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $6,000 per participant per calendar year. Certain of the Company’s foreign subsidiaries also have defined contribution plans in which a majority of its employees participate and the Company makes matching contributions. The Company’s contributions to its 401(k) and foreign subsidiaries’ plans were $15.4 million, $14.1 million, and $13.3 million for the fiscal years ended July 31, 2025, 2024, and 2023, respectively.
13. Segment Information
The Company has one reportable segment that conducts business globally and is managed, operated, and organized on a consolidated basis. The Company’s chief executive officer is the chief operating decision maker. Since the Company operates in one segment, financial information, revenue by type, and revenue by geographic area presented in the consolidated financial statements represents the operations of the Company’s single segment.

The following table presents selected financial information for the Company’s single operating segment (in thousands):

	Fiscal years ended July 31,
	2025	2024	2023
Total revenue	$1,202,459	$980,497	$905,341
Adjusted cost of revenue (1)	413,303	362,572	409,977
Stock-based compensation expense	34,848	32,624	33,793
Amortization of intangible assets	2,255	1,940	3,360
Total cost of revenue	450,406	397,136	447,130
Gross profit	752,053	583,361	458,211
Gross profit margin	63%	59%	51%
Segment operating expenses	580,911	518,427	483,683
Stock-based compensation expense	126,708	113,836	109,049
Amortization of intangible assets	3,189	3,528	3,528
Acquisition holdback expense	177	143	2,939
Net impact of assignment of lease agreement	—	—	8,502
Total operating expenses	710,985	635,934	607,701
Income (loss) from operations	41,068	(52,573)	(149,490)
Income (loss) from operations margin	3%	(5)%	(17)%
Interest income (expense) and other income (expense)	64,109	27,621	17,901
Changes in fair value of strategic investment	(2,130)	(1,957)	(802)
Gain on sale of strategic investment	3,671	1,803	—
Amortization of debt issuance cost	(3,758)	(1,732)	(1,703)
Retirement of debt	(53,565)	—	—
Income (loss) before provision for (benefit from) income taxes	49,395	(26,838)	(134,094)
Provision for (benefit from) income taxes	(20,409)	(20,735)	(22,239)
Net income (loss)	$69,804	$(6,103)	$(111,855)
(1) Adjusted cost of revenue excludes stock-based compensation and amortization of intangible assets expense
The Company’s long-lived assets for this disclosure are defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region are as follows (in thousands):

	July 31, 2025	July 31, 2024
Americas	$64,255	$69,004
EMEA	25,736	26,192
APAC	9,754	3,963
Total	$99,745	$99,159

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
Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025, using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective, at a reasonable level of assurance, as of July 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2025 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees, including our principal executive officer, our principal financial officer, our principal accounting officer, and all other executive officers. The Code of Business Conduct and Ethics is posted on our investor relations website.
We will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our investor relations website.
The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2025, and is incorporated in this report by reference.

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
3. Exhibits

EXHIBIT INDEX
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	December 21, 2022
3.2	Amended and Restated Bylaws	8-K	3.2	December 21, 2022
4.1	Form of Common Stock Certificate of Guidewire Software, Inc.	S-1/A	4.1	January 9, 2012
4.2	Indenture, dated as of October 18, 2024, between Guidewire Software, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	October 18, 2024
4.3	Form of certificate representing the 1.25% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.5)	8-K	4.2	October 18, 2024
4.4	Description of Guidewire Software, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith	—	—
10.1#	Guidewire Software, Inc. Long Term Incentive Plan and Form of Notice and Restricted Stock Unit Award Agreement thereunder	10-Q	10.4	March 5, 2020
10.2#	Amended and Restated 2020 Stock Plan and forms of agreement thereunder	10-Q	10.1	December 8, 2023
10.3#	Form of Restricted Stock Unit Award Agreement for Company Employees under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.9	September 18, 2023
10.4#	Form of Global Restricted Stock Unit Award Agreement for Company Employees under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.10	September 18, 2023
10.5#	Form of Stock Option Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.11	September 18, 2023
10.6#	Form of Global Stock Option Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.12	September 18, 2023
10.7#	Form of Restricted Stock Award Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.13	September 18, 2023
10.8#	Form of Performance-Based Restricted Stock Award Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.14	September 18, 2023
10.9#	Guidewire Software, Inc. Senior Executive Incentive Bonus Plan	S-1/A	10.12	December 13, 2011
10.10#	Guidewire Software, Inc. Form of Executive Agreement	10-K	10.16	September 18, 2023
10.11#	Executive Agreement between Guidewire Software, Inc. and Michael Rosenbaum, dated as of August 3, 2019	8-K	10.1	August 5, 2019
10.12#	First Amendment to Executive Agreement between Guidewire Software, Inc. and Mike Rosenbaum, dated as of November 4, 2020	10-Q	10.1	December 9, 2020

10.13#	Executive Agreement between Guidewire Software, Inc. and John Mullen, dated as of February 3, 2022	10-Q	10.1	June 7, 2022
10.14#	Form of Indemnification Agreement for directors and executive officers	S-1/A	10.1	October 28, 2011
10.15	Lease Agreement between Bay Meadows Station 2 Investors, LLC and Guidewire Software, Inc. dated as of December 18, 2017	10-K	10.11	September 19, 2018
10.16	Assignment of Lease, dated as of February 11, 2023, by and between Guidewire Software, Inc. and Roblox Corporation	8-K	10.1	March 3, 2023
10.17	Sublease, dated as of February 11, 2023, by and between Roblox Corporation and Guidewire Software, Inc.	8-K	10.2	March 3, 2023
10.18	Form of Capped Call Confirmations in relation to Convertible Senior Notes due 2029	8-K	10.1	October 18, 2024
10.19*	Credit Agreement, dated as of December 2, 2024, among Guidewire Software, Inc., as borrower, certain subsidiaries as guarantors, Bank of America, N.A., as administrative agent, and certain other lenders thereunder	8-K	10.1	December 5, 2024
19.1*	Insider Trading Policy and Guidelines	10-Q	19.1	December 6, 2024
21.1	Subsidiaries of the Registrant	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith	—	—
99.6	Compensation Recovery (“Clawback”) Policy	10-Q	99.6	December 6, 2024
101.INS	Inline XBRL Instance Document	Filed herewith	—	—
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith	—	—
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	—	—
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—	—
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	—	—
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith	—	—

#	Indicates management contract or compensatory plan.
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

Item 16.Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 11, 2025

GUIDEWIRE SOFTWARE, INC.

By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial Officer)
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

Signature	Title	Date

/s/ MIKE ROSENBAUM	Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2025
Mike Rosenbaum

/s/ JEFF COOPER	Chief Financial Officer (Principal Financial Officer)	September 11, 2025
Jeff Cooper

/s/ DAVID PETERSON	Chief Accounting Officer (Principal Accounting Officer)	September 11, 2025
David Peterson

/s/ MICHAEL KELLER	Director (Chairman of the Board)	September 11, 2025
Michael Keller

/s/ MARK ANQUILLARE	Director	September 11, 2025
Mark Anquillare

/s/ DAVID BAUER	Director	September 11, 2025
David Bauer

/s/ MARGARET DILLON	Director	September 11, 2025
Margaret Dillon

/s/ PAUL LAVIN	Director	September 11, 2025
Paul Lavin

/s/ CATHERINE P. LEGO	Director	September 11, 2025
Catherine P. Lego

/s/ RAJANI RAMANATHAN	Director	September 11, 2025
Rajani Ramanathan

/s/ JEFFREY SLOAN	Director	September 11, 2025
Jeffrey Sloan