Form 10-Q
period 2025-10-31
Guidewire Software, Inc.
filed 2025-12-04
CIK 1528396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On November 28, 2025, the registrant had 85,019,176 shares of common stock issued and outstanding.

Guidewire Software, Inc.

FORWARD-LOOKING STATEMENTS

The section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other parts of this Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business, and the markets in which we operate), financial results, results of operations, revenue, gross margins, operating expenses, services, products, projected costs and capital expenditures, research and development programs, cloud operations, cybersecurity effectiveness, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words, such as “will,” “may,” “might,” “should,” “could,” “estimate,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” and “continue,” the negative or plural of these words and other comparable terminology. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to, the matters discussed in the section titled “Part II – Other Information – Item 1A. Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	October 31, 2025	July 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$492,038	$697,902
Short-term investments	519,861	451,541
Accounts receivable, net of allowances of $2,783 and $1,166, respectively	94,600	140,639
Unbilled accounts receivable, net	163,016	130,959
Prepaid expenses and other current assets	87,509	86,374
Total current assets	1,357,024	1,507,415
Long-term investments	397,365	333,754
Unbilled accounts receivable, net	83	670
Property and equipment, net	65,199	60,436
Operating lease assets	37,636	39,309
Intangible assets, net	10,704	12,042
Goodwill	394,300	393,978
Deferred tax assets, net	305,494	297,234
Other assets	71,526	76,261
TOTAL ASSETS	$2,639,331	$2,721,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,557	$28,797
Accrued employee compensation	70,300	140,613
Deferred revenue, net	253,537	340,253
Other current liabilities	32,464	35,139
Total current liabilities	389,858	544,802
Lease liabilities	29,057	30,687
Convertible senior notes, net	675,443	674,568
Deferred revenue, net	2,464	4,533
Other liabilities	9,091	9,279
Total liabilities	1,105,913	1,263,869
STOCKHOLDERS’ EQUITY:
Common stock	9	8
Additional paid-in capital	2,064,255	2,020,393
Accumulated other comprehensive income (loss)	(7,905)	(8,922)
Retained earnings (accumulated deficit)	(522,941)	(554,249)
Total stockholders’ equity	1,533,418	1,457,230
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,639,331	$2,721,099
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended
	October 31,
	2025	2024
Revenue:
Subscription and support	$222,203	$169,742
License	41,967	37,370
Services	68,469	55,789
Total revenue	332,639	262,901
Cost of revenue:
Subscription and support	63,927	54,024
License	644	881
Services	58,546	49,604
Total cost of revenue	123,117	104,509
Gross profit:
Subscription and support	158,276	115,718
License	41,323	36,489
Services	9,923	6,185
Total gross profit	209,522	158,392
Operating expenses:
Research and development	78,317	68,880
Sales and marketing	64,258	51,478
General and administrative	48,469	42,754
Total operating expenses	191,044	163,112
Income (loss) from operations	18,478	(4,720)
Interest income	14,650	13,606
Interest expense	(3,312)	(2,062)
Other income (expense), net	(5,314)	(4,055)
Income (loss) before provision for (benefit from) income taxes	24,502	2,769
Provision for (benefit from) income taxes	(6,806)	(6,370)
Net income (loss)	$31,308	$9,139
Net income (loss) per share:
Basic	$0.37	$0.11
Diluted	$0.36	$0.11
Shares used in computing net income (loss) per share:
Basic	84,780,201	83,276,236
Diluted	86,451,737	85,960,868
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended
	October 31,
	2025	2024
Net income (loss)	$31,308	$9,139
Other comprehensive income (loss):
Foreign currency translation adjustments	118	(62)
Unrealized gain (loss) on available-for-sale securities	1,224	557
Tax benefit (expense) on unrealized gain (loss) on available-for-sale securities	(279)	(104)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	(46)	(116)
Total other comprehensive income (loss)	1,017	275
Comprehensive income (loss)	$32,325	$9,414
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2025	84,530,418	$8	$2,020,393	$(8,922)	$(554,249)	$1,457,230
Net income (loss)	—	—	—	—	31,308	31,308
Issuance of common stock upon exercise of stock options	6,171	—	413	—	—	413
Issuance of common stock upon vesting of restricted stock units ("RSUs")	482,304	1	—	—	—	1
Stock-based compensation	—	—	43,449	—	—	43,449
Foreign currency translation adjustment	—	—	—	118	—	118
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	945	—	945
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(46)	—	(46)
Balance as of October 31, 2025	85,018,893	$9	$2,064,255	$(7,905)	$(522,941)	$1,533,418

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2024	83,025,637	$8	$1,979,021	$(12,244)	$(624,053)	$1,342,732
Net income (loss)	—	—	—	—	9,139	9,139
Issuance of common stock upon exercise of stock options	27,003	—	1,939	—	—	1,939
Issuance of common stock upon vesting of RSUs	466,489	—	—	—	—	—
Stock-based compensation	—	—	38,167	—	—	38,167
Purchase of capped calls	—	—	(58,788)	—	—	(58,788)
Retirement of convertible senior notes	—	—	(79,366)		—	(79,366)
Deferred tax asset related to debt issuance of convertible senior notes	—	—	13,931		—	13,931
Foreign currency translation adjustment	—	—	—	(62)	—	(62)
Unrealized gain (loss) on available-for-sale securities, net of tax				453		453
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(116)	—	(116)
Balance as of October 31, 2024	83,519,129	$8	$1,894,904	$(11,969)	$(614,914)	$1,268,029
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,308	$9,139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,362	5,845
Amortization of debt issuance costs	980	545
Amortization of contract costs	8,802	7,780
Stock-based compensation	43,316	38,060
Changes to allowance for credit losses and revenue reserves	2,358	1,257
Deferred income tax	(8,527)	(7,955)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(1,948)	(3,228)
Changes in fair value of strategic investments	60	(53)
Other non-cash items affecting net income (loss)	17	286
Changes in operating assets and liabilities:
Accounts receivable	43,676	38,609
Unbilled accounts receivable	(31,470)	(38,889)
Prepaid expenses and other assets	(4,710)	(8,932)
Operating lease assets	1,673	1,757
Accounts payable	4,264	16,206
Accrued employee compensation	(69,630)	(56,545)
Deferred revenue	(88,785)	(58,107)
Lease liabilities	(1,537)	(1,685)
Other liabilities	(3,607)	(6,395)
Net cash provided by (used in) operating activities	(67,398)	(62,305)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(318,525)	(211,649)
Maturities and sales of available-for-sale securities	189,726	139,896
Purchases of property and equipment	(4,878)	(843)
Capitalized software development costs	(5,088)	(4,233)
Acquisition of strategic investments	—	(772)
Net cash provided by (used in) investing activities	(138,765)	(77,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	672,750
Payment for the retirement of convertible senior notes	—	(200,394)
Purchase of capped calls	—	(58,788)
Proceeds from issuance of common stock upon exercise of stock options	413	1,939
Net cash provided by (used in) financing activities	413	415,507
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(114)	(31)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(205,864)	275,570
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	699,094	549,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$493,230	$824,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$173	$2,639
Cash paid for income taxes, net of tax refunds	$1,952	$2,604
Accruals for purchase of property and equipment	$3,335	$461
Accruals for capitalized software development costs	$327	$251
Accruals for unpaid debt issuance cost	$—	$1,055
Accrual for business acquisition purchase consideration holdback	$993	$—
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
Basis of Presentation and Consolidation
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements and notes include the Company and its wholly owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the SEC.
These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended July 31, 2025, except for those disclosed herein.
Restricted Cash
Unearned acquisition consideration holdback subject to service conditions is held in escrow and considered restricted cash. As of October 31, 2025 and July 31, 2025, unearned acquisition consideration holdback of $1.2 million was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
No customer individually accounted for 10% or more of the Company’s revenue for the three months ended October 31, 2025 and 2024. As of October 31, 2025 and July 31, 2025, the Company had one customer, which were different customers in each period, which accounted for 10% or more of the Company’s accounts receivable.

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The new standard will be effective and the Company will adopt it for the annual period beginning August 1, 2025. The adoption will impact the Company’s disclosures.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software which removes all references to prescriptive and sequential software development stages to increase the operability of applying the guidance to software costs incurred in an iterative development environment. The new standard will be effective and the Company will adopt it beginning August 1, 2028. Upon adoption, the guidance can be applied using a prospective, retrospective, or modified transition approach. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.
Other recent accounting pronouncements that will be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2. Revenue
Disaggregation of Revenue
Revenue by product type is as follows (in thousands):

	Three Months Ended
	October 31,
	2025	2024
Subscription and support
Subscription	$207,459	$152,858
Support	14,744	16,884
License
Term license	41,967	37,370
Services	68,469	55,789
Total revenue	$332,639	$262,901
Revenue by product type and by geography is as follows (in thousands):

	Three Months Ended October 31, 2025
	Subscription and support	License	Services	Total
United States	$147,627	$20,472	$45,906	$214,005
Canada	28,321	5,597	9,245	43,163
Other Americas	3,379	—	754	4,133
Total Americas	179,327	26,069	55,905	261,301
Total EMEA	28,288	8,746	9,582	$46,616
Total APAC	14,588	7,152	2,982	24,722
Total revenue	$222,203	$41,967	$68,469	$332,639

	Three Months Ended October 31, 2024
	Subscription and support	License	Services	Total
United States	$112,814	$12,858	$37,574	$163,246
Canada	24,986	5,234	6,581	36,801
Other Americas	1,510	336	485	2,331
Total Americas	139,310	18,428	44,640	202,378
Total EMEA	17,999	9,018	8,179	35,196
Total APAC	12,433	9,924	2,970	25,327
Total revenue	$169,742	$37,370	$55,789	$262,901
No country or region other than those listed above accounted for more than 10% of revenue during the three months ended October 31, 2025 and 2024.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	October 31, 2025	July 31, 2025
Unbilled accounts receivable, net	$163,099	$131,629
Contract acquisition costs, net	$64,178	$67,922
Costs to fulfill a contract, net	$9,115	$9,415
Deferred revenue, net	$256,001	$344,786
Contract acquisition costs
The current portion of contract acquisition costs of $20.5 million and $21.1 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of October 31, 2025 and July 31, 2025, respectively. The non-current portion of contract acquisition costs of $43.7 million and $46.8 million is included in other assets in the Company’s condensed consolidated balance sheets as of October 31, 2025 and July 31, 2025, respectively. The Company amortized $5.7 million and $5.1 million of contract acquisition costs during the three months ended October 31, 2025 and 2024, respectively.
Costs to fulfill a contract
The current portion of costs to fulfill a contract of $6.0 million and $5.9 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of October 31, 2025 and July 31, 2025, respectively. The non-current portion of costs to fulfill a contract of $3.1 million and $3.5 million is included in other assets in the Company’s condensed consolidated balance sheets as of October 31, 2025 and July 31, 2025, respectively. The Company amortized $3.1 million and $2.6 million of costs to fulfill a contract during the three months ended October 31, 2025 and 2024, respectively.

Deferred revenue
During the three months ended October 31, 2025, the Company recognized revenue of approximately $163.7 million related to the Company’s gross deferred revenue balance as of July 31, 2025.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $3.2 billion as of October 31, 2025. Subscription services are typically satisfied over five years and support services and professional services are generally satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	October 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$82,257	$136	$(28)	$82,365
Certificates of deposit	72,450	—	—	72,450
Commercial paper	171,511	—	—	171,511
Corporate bonds	507,420	1,336	(62)	508,694
Foreign government bonds	1,820	11	—	1,831
Money market funds	294,010	—	—	294,010
U.S. Government agency securities	79,034	67	(16)	79,085
U.S. Government bonds	56,135	148	(2)	56,281
Total	$1,264,637	$1,698	$(108)	$1,266,227

	July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$69,405	$69	$(17)	$69,457
Certificates of deposit	80,970	—	—	80,970
Commercial paper	130,628	—	—	130,628
Corporate bonds	424,791	545	(138)	425,198
Foreign government bonds	1,820	11	—	1,831
Money market funds	488,854	—	—	488,854
U.S. Government agency securities	66,184	15	(70)	66,129
U.S. Government bonds	64,187	36	(39)	64,184
Total	$1,326,839	$676	$(264)	$1,327,251
The Company does not consider any portion of the unrealized losses at October 31, 2025 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	October 31, 2025
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$3,176	$79,189	$82,365
Certificates of deposit	72,450	—	72,450
Commercial paper	171,511	—	171,511
Corporate bonds	272,823	235,871	508,694
Foreign government bonds	1,831	—	1,831
Money market funds	294,010	—	294,010
U.S. Government agency securities	9,826	69,259	79,085
U.S. Government bonds	43,235	13,046	56,281
Total	$868,862	$397,365	$1,266,227
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
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	October 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$54,991	$—	$54,991
Money market funds	294,010	—	—	294,010
Total cash equivalents	294,010	54,991	—	349,001
Short-term investments:
Asset-backed securities	—	3,176	—	3,176
Certificates of deposit	—	72,450	—	72,450
Commercial paper	—	116,520	—	116,520
Corporate bonds	—	272,823	—	272,823
Foreign government bonds	—	1,831	—	1,831
U.S. Government agency securities	—	9,826	—	9,826
U.S. Government bonds	—	43,235	—	43,235
Total short-term investments	—	519,861	—	519,861
Long-term investments:
Asset-backed securities	—	79,189	—	79,189
Corporate bonds	—	235,871	—	235,871
U.S. Government agency securities	—	69,259	—	69,259
U.S. Government bonds	—	13,046	—	13,046
Total long-term investments	—	397,365	—	397,365
Total	$294,010	$972,217	$—	$1,266,227

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$53,102	$—	$53,102
Money market funds	488,854	—	—	488,854
Total cash equivalents	488,854	53,102	—	541,956
Short-term investments:
Asset-backed securities	—	11,393	—	11,393
Certificates of deposit	—	80,970	—	80,970
Commercial paper	—	77,526	—	77,526
Corporate bonds	—	220,890	—	220,890
Foreign government bonds	—	1,831	—	1,831
U.S. Government agency securities	—	13,188	—	13,188
U.S. Government bonds	—	45,743	—	45,743
Total short-term investments	—	451,541	—	451,541
Long-term investments:
Asset-backed securities	—	58,064	—	58,064
Corporate bonds	—	204,308	—	204,308
U.S. Government agency securities	—	52,941	—	52,941
U.S. Government bonds	—	18,441	—	18,441
Total long-term investments	—	333,754	—	333,754
Total	$488,854	$838,397	$—	$1,327,251
Convertible Senior Notes

In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the “2025 Convertible Senior Notes”) and, in October 2024, the Company issued $690.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2029 (the “2029 Convertible Senior Notes,” together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”). The 2025 Convertible Senior Notes were fully settled prior to July 31, 2025.
The fair value of the 2029 Convertible Senior Notes was $815.8 million and $795.0 million at October 31, 2025 and July 31, 2025, respectively. The Company estimates the fair value of the 2029 Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).
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
The following table summarizes the unrealized and realized gains (losses) on strategic investments (in thousands):

	Three Months Ended
	October 31,
	2025	2024
Unrealized gains (losses), net, recognized on privately held equity securities measured using net asset value	$(60)	$53
Gains (losses) on strategic investments, net	$(60)	$53
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	October 31, 2025	July 31, 2025
Equity investments using the measurement alternative	$18,263	$18,263
Equity investment using net asset value	$1,721	$1,781

4. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For calculating diluted earnings per share, the Company uses the treasury stock method for options to purchase common stock, time-based RSUs, performance-based restricted stock units (“PSUs”), and Employee Stock Purchase Plan (“ESPP”) purchase rights, and the if-converted method for the Convertible Senior Notes. RSUs and PSUs are collectively referred to as “Stock Awards.”
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended
	October 31,
	2025	2024
Numerator:
Net income (loss)	$31,308	$9,139
Net income (loss) per share:
Basic	$0.37	$0.11
Diluted	$0.36	$0.11
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	84,780,201	83,276,236
Weighted average effect of dilutive stock options	77,299	93,718
Weighted average effect of dilutive stock awards	1,593,579	1,805,910
Weighted average effect of dilutive convertible senior notes	—	785,004
Weighted average effect of the ESPP purchase rights	658	—
Diluted	86,451,737	85,960,868
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	October 31,
	2025	2024
Stock awards	191,634	151,662
ESPP purchase rights	1,744	—

During the three months ended October 31, 2025 and 2024, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2029 Convertible Senior Notes.
During the three months ended October 31, 2025, there was no dilutive effect on net income (loss) per share due to maturity and settlement of the outstanding principal balance of the 2025 Convertible Senior Notes in fiscal year 2025. During the three months ended October 31, 2024, the average market price of the Company’s common stock exceeded the initial conversion price of the 2025 Convertible Senior Notes, and the conversion premium was included in weighted average shares outstanding for calculating diluted net income per share.

5. Debt
Convertible Senior Notes
In March 2018, the Company issued $400.0 million aggregate principal amount of the 2025 Convertible Senior Notes. The 2025 Convertible Senior Notes matured on March 15, 2025 and were fully settled in fiscal year 2025 as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
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
The net carrying value of debt instruments and unamortized debt issuance costs was as follows (in thousands):

Debt Instrument	October 31, 2025	July 31, 2025
2029 convertible senior notes	$690,000	$690,000
2025 credit facility	—	—
Total principal amount	690,000	690,000
Less: unamortized debt issuance costs	(14,557)	(15,432)
Net carrying amount of debt	675,443	674,568
Less: current portion of convertible senior notes, net	—	—
Non-current portion of convertible senior notes, net	$675,443	$674,568
The effective interest rate of the 2029 Convertible Senior Notes is 1.8%. The if-converted value of the 2029 Convertible Senior Notes did not exceed the outstanding principal as of October 31, 2025.

The following table sets forth the interest expense recognized related to debt instruments (in thousands):

	Three Months Ended
	October 31,
	2025	2024
Contractual interest expense	$2,156	$1,511
Amortization of debt issuance costs	980	545
Commitment fees	173	—
Total	$3,309	$2,056

Capped Calls
The capped call transactions related to the 2025 Convertible Senior Notes were fully settled in March 2025 in connection with the maturity and settlement of the 2025 Convertible Senior Notes as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
In connection with the offering of the 2029 Convertible Senior Notes, the Company purchased capped calls with certain financial institutions pursuant to capped call confirmations (collectively, the “Capped Calls”).
The initial strike price of the Capped Calls corresponds to the initial conversion price of the 2029 Convertible Senior Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the 2029 Convertible Senior Notes. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. Additionally, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. The Capped Calls were recorded in the period purchased as a reduction of the Company’s additional paid-in capital in the accompanying consolidated balance sheets and are not accounted for as derivatives.
The following table below sets forth key terms and costs incurred for the Capped Calls related to the 2029 Convertible Senior Notes (in millions, except per share amounts):

2029 Convertible Senior Notes
Initial strike price per share, subject to certain adjustments	$244.65
Initial cap price per share, subject to certain adjustments	$329.33
Net cost incurred	$58.8
Common stock shares covered, subject to anti-dilution adjustments	2.8

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
The Company was in compliance with all covenants as of October 31, 2025.
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
As of October 31, 2025, there were no outstanding borrowings under the 2025 Credit Facility.

6. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2025.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims arising from the normal course of business activities. The Company has not recorded any accrual for claims as of October 31, 2025 or July 31, 2025. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of October 31, 2025 or July 31, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
7. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, Stock Awards, and ESPP purchase rights is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	October 31,
	2025	2024
Stock-based compensation expense	$43,449	$38,167
Net impact of deferred stock-based compensation	(133)	(107)
Total stock-based compensation expense, net	$43,316	$38,060
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,450	$3,140
Cost of license revenue	—	36
Cost of services revenue	5,700	4,802
Research and development	11,259	9,824
Sales and marketing	11,822	9,688
General and administrative	11,085	10,570
Total stock-based compensation expense	$43,316	$38,060
Total unrecognized stock-based compensation expense related to the Company’s Stock Awards and ESPP purchase rights as of October 31, 2025 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Awards	414,392	2.4
ESPP purchase rights	1,598	0.2
Total unrecognized stock-based compensation expense	$415,990
Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2025	2,672,857	$117.25	$604,654
Granted	788,982	$234.25
Released	(482,304)	$90.85	$121,985
Canceled	(20,101)	$130.94
Balance as of October 31, 2025	2,959,434	$152.65	$691,442
Expected to vest as of October 31, 2025	2,959,434	$152.65	$691,442
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $233.64 and $226.22 on October 31, 2025 and July 31, 2025, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.

Certain executive officers have been granted Stock Awards that cliff vest after three years, subject to continued service until such time, with the opportunity to increase the number of vested awards based on Company financial performance and, for a select number of awards, the market performance of the Company’s common stock. The fair value of the awards will be recognized over the three-year performance period and may increase or decrease depending on the estimated attainment of the Company’s financial performance criteria. The Company determined the fair value of the portion of the awards subject to the market performance of the Company’s common stock using a Monte Carlo simulation model, which included the following assumptions:

	Three Months Ended
	October 31,
	2025	2024
Performance period	*	September 11, 2024 to September 11, 2027
3-year historical volatility	*	36.0%
3-year risk free rate	*	3.4%
*No Stock Awards subject to a market performance condition were granted during the three months ended October 31, 2025.
For the portion of the award subject to the market performance of the Company’s common stock, stock-based compensation expense is recognized over the requisite service period regardless of whether or not the market condition is ultimately satisfied, subject to continued service over the period.
The Company recognized stock-based compensation related to PSUs of $7.6 million and $6.3 million during the three months ended October 31, 2025 and 2024, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2025	109,958	$64.09	6.8	$17,828
Granted	—	$—
Exercised	(6,171)	$66.88		$1,152
Canceled	—	$—
Balance as of October 31, 2025	103,787	$63.92	6.5	$17,614
Vested and expected to vest as of October 31, 2025	103,787	$63.92	6.5	$17,614
Exercisable as of October 31, 2025	103,787	$63.92	6.5	$17,614
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $233.64 and $226.22 on October 31, 2025 and July 31, 2025, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
During the three months ended October 31, 2025 and 2024, the Company did not repurchase any shares of common stock. As of October 31, 2025, $138.2 million remained available for future share repurchases subject to our compliance with the terms of the Credit Agreement.
8. Segment Information
The Company has one reportable segment that conducts business globally and is managed, operated, and organized on a consolidated basis. The Company’s chief executive officer is the chief operating decision maker. Since the Company operates in one segment, financial information, revenue by type, and revenue by geographic area presented in the condensed consolidated financial statements represents the operations of the Company’s single segment.

The following table presents selected financial information for the Company’s single operating segment (in thousands):

	Three Months Ended October 31,
	2025	2024
Total revenue	$332,639	$262,901
Adjusted cost of revenue(1)	113,159	96,046
Stock-based compensation expense	9,150	7,978
Amortization of intangible assets	808	485
Total cost of revenue	123,117	104,509
Gross profit	209,522	158,392
Gross profit margin	63%	60%
Adjusted operating expenses(2)	156,054	132,148
Stock-based compensation expense	34,166	30,082
Amortization of intangible assets	647	882
Acquisition holdback expense	177	—
Total operating expenses	191,044	163,112
Income (loss) from operations	18,478	(4,720)
Income (loss) from operations margin	6%	(2)%
Adjusted interest income (expense) and other income (expense)(3)	7,064	8,281
Changes in fair value of strategic investment	(60)	53
Amortization of debt issuance cost	(980)	(545)
Retirement of debt	—	(300)
Income (loss) before provision for (benefit from) income taxes	24,502	2,769
Provision for (benefit from) income taxes	(6,806)	(6,370)
Net income (loss)	$31,308	$9,139
(1) Adjusted cost of revenue excludes stock-based compensation expense and amortization of intangible assets
(2) Adjusted operating expenses excludes stock-based compensation expense, amortization of intangible assets, and acquisition holdback expense
(3) Adjusted interest income (expense) and other income (expense) excludes changes in fair value of strategic investment, amortization of debt issuance cost, and retirement of debt
9. Subsequent Events
On November 7, 2025, the Company acquired all outstanding shares of ProNav Technologies Ltd., a Canada-based knowledge management platform purpose-built for the P&C insurance industry, for net cash consideration of approximately $34 million, subject to customary transaction adjustments. The acquisition will be accounted for as a business combination. The Company has not completed its acquisition accounting for this transaction, and is in the process of evaluating the impact of the business combination on its consolidated financial statements.

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
InsuranceSuite is a highly configurable and scalable product, delivered as a service, and primarily comprised of five core applications (PolicyCenter, ClaimCenter, BillingCenter, and the recently announced PricingCenter and UnderwritingCenter) that can be subscribed to separately or together. These applications are built on and optimized for our Guidewire Cloud Platform (“GWCP”) architecture and leverage our in-house cloud operations team. InsuranceSuite is designed to support multiple releases each year to accelerate delivery of new capabilities and ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite embeds digital and analytics capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite.
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
We sell our products primarily through subscription services for our platform and cloud-delivered products. We generally price our subscription services for the core products based on the amount of Direct Written Premium (“DWP”) managed on our platform, with certain cloud-delivered products priced based on usage or other metrics. Initial subscription agreements are generally five years in duration, with annual renewals thereafter. In some instances, we have customers that sign contracts with an initial term of seven years or longer. Subscription revenue is recognized ratably over the contract term. We also offer term licenses, primarily for existing on-premise customers, as well as support and professional services. Support is typically priced as a percentage of license fees and recognized ratably, while most professional services are billed monthly on a time-and-materials basis. However, certain services engagements are based on a fixed fee and revenue is recognized on a percentage of completion basis.
Over the past few years, we have primarily been entering into cloud-based subscription arrangements with our new and existing customers, and we anticipate that subscription arrangements will continue to be a significant majority of annual new sales going forward. We may decide to change certain contract terms in new arrangements to remain competitive or otherwise meet market demands which may impact the way we recognize revenue and/or Annual Recurring Revenue (“ARR”).
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
Global Events
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflationary pressures, and increased market volatility. For instance, ongoing conflicts such as the war between Russia and Ukraine, continued geopolitical instability in the Middle East, escalating tensions in the South China Sea, currency exchange fluctuations, changes in interest rates, changes in trade policies and practices (including the imposition of tariffs), previous bank failures in the United States and Switzerland, and supply chain issues have contributed to global economic and market volatility in recent years. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. During the three months ended October 31, 2025, the recurring license and support or subscription contract value recognized as services revenue was $3.6 million.
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
As of October 31, 2025, ARR was $1,063 million, compared to $1,041 million as of July 31, 2025. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
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

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(67,398)	$(62,305)
Purchases of property and equipment	(4,878)	(843)
Capitalized software development costs	(5,088)	(4,233)
Free cash flow	$(77,364)	$(67,381)

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods, and estimates are an integral part of the preparation of condensed consolidated financial statements in accordance with GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of significant accounting policies, methods, and estimates affecting our condensed consolidated financial statements, which are described in Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, our revenue recognition policies are critical to the periods presented.
There have been no material changes to our critical accounting policies as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
Recent Accounting Pronouncements
See Note 1 “The Company and Summary of Significant Accounting Policies and Estimates” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements adopted, including the dates of adoption, and recent accounting pronouncements not yet adopted.

Results of Operations
The following table sets forth our results of operations for the periods presented. The data has been derived from the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The results of operations for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

	Three Months Ended October 31,
	2025	As a % of total revenue	2024	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$222,203	67%	$169,742	65%
License	41,967	13	37,370	14
Services	68,469	20	55,789	21
Total revenue	332,639	100	262,901	100
Cost of revenue:
Subscription and support	63,927	19	54,024	21
License	644	—	881	—
Services	58,546	18	49,604	19
Total cost of revenue	123,117	37	104,509	40
Gross profit:
Subscription and support	158,276	48	115,718	44
License	41,323	13	36,489	14
Services	9,923	2	6,185	2
Total gross profit	209,522	63	158,392	60
Operating expenses:
Research and development	78,317	24	68,880	26
Sales and marketing	64,258	19	51,478	20
General and administrative	48,469	15	42,754	16
Total operating expenses	191,044	58	163,112	62
Income (loss) from operations	18,478	5	(4,720)	(2)
Interest income	14,650	4	13,606	5
Interest expense	(3,312)	(1)	(2,062)	(1)
Other income (expense), net	(5,314)	(2)	(4,055)	(2)
Income (loss) before provision for (benefit from) income taxes	24,502	6	2,769	—
Provision for (benefit from) income taxes	(6,806)	(2)	(6,370)	(2)
Net income (loss)	$31,308	8%	$9,139	2%

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
Services
Our services revenue is primarily derived from implementation and migration services performed for our customers, reimbursable travel expenses, and training fees. A majority of our services engagements are billed and revenue is recognized on a time and materials basis upon providing our services, while certain services engagements are based on a fixed fee and revenue is recognized on a percentage of completion basis.

	Three Months Ended October 31,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$207,459	63%	$152,858	58%	$54,601	36%
Support	14,744	4	16,884	6	(2,140)	(13)%
License:
Term license	41,967	13	37,370	15	4,597	12%
Services	68,469	20	55,789	21	12,680	23%
Total revenue	$332,639	100%	$262,901	100%	$69,738	27%
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
Subscription revenue increased by $54.6 million during the three months ended October 31, 2025, compared to the same period a year ago, primarily due to the impact of cloud transition agreements entered into and provisioned since October 31, 2024, new subscription agreements, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.
Support revenue decreased by $2.1 million during the three months ended October 31, 2025, compared to the same period a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect the increase in subscription orders as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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

Term license revenue increased by $4.6 million during the three months ended October 31, 2025, compared to the same period a year ago, primarily due to an annual renewal after the end of a multi-year commitment entered into during the three months ended October 31, 2020 by a customer, partially offset by the impact of customers that migrated from a term license to a subscription service.
Ongoing revenue related to migration agreements is recorded as subscription revenue.
Services
Services revenue increased by $12.7 million during the three months ended October 31, 2025, compared to the same period a year ago, due to higher utilization of services employees and new subscription implementation and migration projects.
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
Cost of Revenue and Gross Profit
Our cost of subscription and support revenue primarily consists of personnel costs for our cloud operations and technical support teams, cloud infrastructure costs, development of online training curriculum, amortization of intangible assets, and royalty fees paid to third parties. Our cost of license revenue primarily consists of royalty fees paid to third parties, and amortization of intangible assets. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party subcontractors or consultants, and travel costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology infrastructure and software expenses, information security infrastructure and software expenses, and facilities expenses to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.

Cost of Revenue:

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$63,927	$54,024	$9,903	18%
License	644	881	(237)	(27)%
Services	58,546	49,604	8,942	18%
Total cost of revenue	$123,117	$104,509	$18,608	18%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,450	$3,140	$310
Cost of license revenue	—	36	(36)
Cost of services revenue	5,700	4,802	898
Total	$9,150	$7,978	$1,172
Cost of subscription and support revenue during the three months ended October 31, 2025 increased by $9.9 million, compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $4.7 million from increased transaction volume on our cloud services, personnel costs of $3.1 million due to higher headcount, professional services of $1.1 million, royalties of $0.3 million, internal-use software amortization of $0.3 million, and amortization of intangible assets of $0.3 million primarily driven by intangible assets acquired during the quarter ended April 30, 2025.

As a result of efficiencies that we are seeing from our continuous investments in cloud operations and development efforts, we critically evaluate headcount additions, professional services contracts and third-party software costs, along with other investment opportunities. However, we expect the cost of subscription and support revenue to increase in absolute dollars due to the increased number of customers utilizing our cloud services, the volume of transactions by our cloud customers, and the impact of inflation and other macroeconomic events.
The $0.2 million decrease in our cost of license revenue during the three months ended October 31, 2025, compared to the same period a year ago, was primarily due to a decrease in personnel costs of $0.3 million. Personnel costs associated with the development of online training curriculum are primarily focused on our cloud services, thus contributing to the decrease in cost of license revenue.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $8.9 million increase in cost of services revenue during the three months ended October 31, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs of $6.9 million due to higher headcount, subcontractor expenses of $0.9 million due to implementations involving our SI partners, professional services of $0.5 million, travel expenses of $0.4 million, and web hosting expenses and software subscription costs of $0.3 million.
We had 625 cloud operations and technical support employees and 909 professional services employees at October 31, 2025, compared to 563 cloud operations and technical support employees and 794 professional services employees at October 31, 2024.
Gross Profit:

	Three Months Ended October 31,
	2025		2024		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$158,276	71%	$115,718	68%	$42,558	37%
License	41,323	98	36,489	98	4,834	13%
Services	9,923	14	6,185	11	3,738	60%
Total gross profit	$209,522	63%	$158,392	60%	$51,130	32%
Our gross profit increased $51.1 million during the three months ended October 31, 2025, compared to the same period a year ago. Gross profit was primarily impacted by the increase in subscription and support gross profit due to the increase in subscription revenue and cloud operations efficiencies. Services contributed to the increased gross profit due to higher utilization of services employees and higher revenues from new subscription implementation and migration projects.
Our gross margin increased to 63% during the three months ended October 31, 2025 from 60% during the same period a year ago. Gross margin was primarily impacted by the increases in subscription and support revenue at a higher margin due to cloud operations efficiencies, and services revenue due to completion of certain implementation projects that required significant investment by us and higher utilization rates.
We expect subscription and support gross margin to continue to improve, though at a slower rate than in recent years, as we increase the number of cloud customers. We expect services gross margin will continue to improve as we gain additional efficiencies, but could fluctuate between periods based on the use of subcontractors to supplement our internal services team. We expect license gross profit to decline over time due to customers migrating from licenses to subscription services but can fluctuate quarter to quarter depending on the timing of renewals and license allocation from migration orders. Overall, we expect gross margins to continue to improve over time as improvements in subscription and support gross margin and services gross margin will more than offset the negative impact of revenue shifts away from high margin license revenue.
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

	Three Months Ended October 31,
	2025		2024		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$78,317	24%	$68,880	26%	$9,437	14%
Sales and marketing	64,258	19	51,478	20	12,780	25%
General and administrative	48,469	15	42,754	16	5,715	13%
Total operating expenses	$191,044	58%	$163,112	62%	$27,932	17%

Includes stock-based compensation of:
Research and development	$11,259		$9,824		$1,435
Sales and marketing	11,822		9,688		2,134
General and administrative	11,085		10,570		515
Total	$34,166		$30,082		$4,084
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $9.4 million increase in research and development expenses during the three months ended October 31, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs of $6.7 million associated with higher headcount and headcount added through acquisitions, professional services of $1.5 million, web hosting expenses of $0.7 million, and travel expenses of $0.3 million.
Our research and development headcount was 1,279 at October 31, 2025, compared with 1,167 at October 31, 2024.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to enhance and develop our product and services, but decrease as a percentage of revenue as we focus on hiring in lower cost regions. We continue to dedicate internal resources to develop, improve, and expand the functionality, efficiency, and security of our solutions in the cloud. Research and development expenses may also increase if we pursue additional acquisitions.
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
The $12.8 million increase in sales and marketing expenses during the three months ended October 31, 2025, compared to the same period a year ago, was primarily due to increases in personnel costs of $6.9 million associated with higher headcount, which includes the impact of contract acquisition costs and stock-based compensation, marketing and advertising expenses of $3.5 million due to the timing of Connections, our annual customer conference, which was held in the second quarter of fiscal year 2025 and in the first quarter of fiscal year 2026, travel expenses of $2.5 million, and software subscription costs of $0.1 million, partially offset by a decrease in web hosting costs of $0.2 million.
Our sales and marketing headcount was 534 at October 31, 2025, compared with 483 at October 31, 2024.
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
The $5.7 million increase in general and administrative expenses during the three months ended October 31, 2025, compared to the same period a year ago, was due to increases in personnel costs of $2.5 million driven by higher headcount, bad debt expenses of $1.3 million, professional services of $1.1 million, and travel expenses of $0.7 million.
Our general and administrative headcount was 481 at October 31, 2025, compared with 464 at October 31, 2024. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$14,650	$13,606	$1,044	8%
Interest expense	$(3,312)	$(2,062)	$(1,250)	61%
Other income (expense), net	$(5,314)	$(4,055)	$(1,259)	(31)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income increased $1.0 million during the three months ended October 31, 2025 compared to the same periods a year ago, primarily due to the higher amount of funds available for investment from our October 2024 debt offering, partially offset by lower interest rates.
Interest Expense
Interest expense includes both stated interest and the amortization of debt issuance costs associated with the outstanding amount due on the aggregate principal amount of our 1.25% Convertible Senior Notes due 2025 (“2025 Convertible Senior Notes”) and the aggregate principal amount of our 1.25% Convertible Senior Notes due 2029 (the “2029 Convertible Senior Notes”, together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”). The amortization of debt issuance cost is recognized on an effective interest basis. Our 2025 Convertible Senior Notes were partially retired in October and December 2024, and were fully settled on their maturity date of March 15, 2025. Interest expense also includes commitment fees on our undrawn 2025 Credit Facility and amortization of issuance costs associated with our revolving credit agreement recognized on a straight-line basis.
Interest expense for the three months ended October 31, 2025 consists of stated interest of $2.2 million, non-cash interest expense of $1.0 million related to amortization of debt issuance costs, and $0.2 million of commitment fees on our undrawn 2025 Credit Facility. Interest expense for the three months ended October 31, 2024 consists of stated interest of $1.5 million and non-cash interest expense of $0.5 million related to the amortization of debt issuance costs.
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
Other income (expense), net during the three months ended October 31, 2025 was expense of $5.3 million, compared to expense of $4.1 million during the same period a year ago due to fluctuations in foreign currency exchange rates.

Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended October 31,
	2025	2024	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(6,806)	$(6,370)	$(436)	7%
Effective tax rate	(28)%	(230)%
We recognized an income tax benefit of $6.8 million and an income tax benefit of $6.4 million for the three months ended October 31, 2025 and 2024, respectively. The change in income taxes recorded for the three months ended October 31, 2025, compared to the same period a year ago was primarily due to an increase in deductions from stock-based compensation, partially offset by an increase in income before taxes and non-deductible executive compensation and a decrease in the foreign derived intangible income deduction and research and development credits due to U.S. tax law changes under H.R. 1 enacted on July 4, 2025.
In the United States, on July 4, 2025, H.R. 1 was signed into law. Among other provisions, the legislation reinstated immediate expensing for domestic research and experimental expenditures, extended 100% bonus depreciation for qualified property placed in service beginning January 20, 2025, and made certain other provisions of the Tax Cuts and Jobs Act permanent. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others effective from fiscal year 2027. We recognized the fiscal year 2026 tax effects of the legislation in our income tax benefit for the three months ended October 31, 2025.
The effective tax rate of (28)% for the three months ended October 31, 2025 differs from the statutory U.S. Federal income tax rate of 21% primarily due to tax deductions for stock-based compensation and research and development credits, partially offset by state taxes and certain non-deductible expenses, including the limitation on executive compensation. During the three months ended October 31, 2024, the impact of tax deductions for stock based compensation on the effective tax rate was magnified by the near breakeven pretax income.
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

The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Three Months Ended
	October 31,
	2025	2024
Gross profit reconciliation:
GAAP gross profit	$209,522	$158,392
Non-GAAP adjustments:
Stock-based compensation	9,150	7,978
Amortization of intangibles	808	485
Non-GAAP gross profit	$219,480	$166,855

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$18,478	$(4,720)
Non-GAAP adjustments:
Stock-based compensation	43,316	38,060
Amortization of intangibles	1,455	1,367
Acquisition consideration holdback	177	—
Non-GAAP income (loss) from operations	$63,426	$34,707

Net income (loss) reconciliation:
GAAP net income (loss)	$31,308	$9,139
Non-GAAP adjustments:
Stock-based compensation	43,316	38,060
Amortization of intangibles	1,455	1,367
Acquisition consideration holdback	177	—
Amortization of debt issuance costs	980	545
Changes in fair value of strategic investment	60	(53)
Retirement of debt	—	300
Tax impact of non-GAAP adjustments	(20,335)	(12,667)
Non-GAAP net income (loss)	$56,961	$36,691

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$(6,806)	$(6,370)
Non-GAAP adjustments:
Stock-based compensation	8,314	5,575
Amortization of intangibles	279	200
Acquisition consideration holdback	34	—
Amortization of debt issuance costs	188	80
Changes in fair value of strategic investment	12	(8)
Retirement of debt	—	44
Tax impact of non-GAAP adjustments	11,509	6,776
Non-GAAP tax provision (benefit)	$13,530	$6,297

	Three Months Ended
	October 31,
	2025	2024
Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$0.36	$0.11
Non-GAAP adjustments:
Stock-based compensation	0.51	0.44
Amortization of intangibles	0.02	0.02
Acquisition consideration holdback	—	—
Amortization of debt issuance costs	0.01	0.01
Changes in fair value of strategic investment	—	—
Retirement of debt	—	—
Tax impact of non-GAAP adjustments	(0.24)	(0.15)
Non-GAAP net income (loss) per share — diluted	$0.66	$0.43

Shares used in computing non-GAAP net income (loss) per share amounts:
Pro forma weighted average shares — diluted	86,451,737	85,960,868
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	October 31, 2025	July 31, 2025
Cash, cash equivalents, and investments	$1,409,264	$1,483,197
Working capital	$967,166	$962,613
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
As of October 31, 2025, approximately $82.0 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Revolving Credit Facility
In December 2024, we entered into a revolving credit agreement (the “Credit Agreement”), which provides for a senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “2025 Credit Facility”). At our discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement. As of October 31, 2025, there were no outstanding borrowings under the 2025 Credit Facility and we were in compliance with related covenants.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. During the three months ended October 31, 2025, we did not repurchase any shares of our common stock. As of October 31, 2025, $138.2 million remained available for future share repurchases subject to our compliance with the terms of the Credit Agreement.

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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended October 31,
	2025	2024
Net cash provided by (used in) operating activities	$(67,398)	$(62,305)
Net cash provided by (used in) investing activities	$(138,765)	$(77,601)
Net cash provided by (used in) financing activities	$413	$415,507
Cash Flows from Operating Activities
Net cash used in operating activities was $67.4 million for the three months ended October 31, 2025 compared to net cash used of $62.3 million during the three months ended October 31, 2024. This $5.1 million increase in cash used in operating activities was attributable to a $36.1 million increase in cash used by working capital activities, offset by a $31.1 million increase in net income, after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities was $138.8 million for the three months ended October 31, 2025 compared to net cash used in investing activities of $77.6 million during the three months ended October 31, 2024. The $61.2 million increase in cash used was primarily due to higher net purchases in excess of maturities and sales of available-for-sale securities compared to the same period a year ago of $57.0 million, an increase in purchases of property and equipment primarily due to new office build out of $4.0 million, and an increase in capitalized software development costs of $0.9 million, offset by a decrease in the purchase of strategic investments of $0.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended October 31, 2025 was $0.4 million compared to $415.5 million provided by financing activities for the three months ended October 31, 2024. This $415.1 million decrease in cash provided was due to $413.6 million in net cash received during the three months ended October 31, 2024 related to the issuance of the 2029 Convertible Senior notes and related capped calls, in addition to the retirement of a portion of the 2025 Convertible Senior notes. The remaining decrease of $1.5 million is attributable to fewer proceeds from stock option exercises.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2025.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements
Through October 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of October 31, 2025 and July 31, 2025 were $1,409.3 million and $1,483.2 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $6.1 million and $5.3 million in the market value of our available-for-sale securities as of October 31, 2025 and July 31, 2025, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Additionally, our 2025 Credit Facility, which was undrawn as of October 31, 2025, bears interest at floating rates, including (i) for U.S. Dollar-denominated loans, at our option, either the bank’s base rate plus 0.25% to 1.25% per annum or term SOFR (as defined in the Credit Agreement) plus 1.25% to 2.25% per annum, and (ii) for alternative currency-denominated loans, the applicable alternative currency rate plus 1.25% to 2.25% per annum, with margins determined based on our total net leverage ratio, thus exposing us to potential interest rate fluctuations should we decide to access the facility.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the three months ended October 31, 2025 and 2024, we recorded a foreign currency loss of $5.3 million and $3.8 million, respectively, as a component of other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $66.9 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2025 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, as well as businesses that are complementary to ours. Our strategy also includes alliances with such companies. For example, we have made several acquisitions in the past, most recently our November 2025 acquisition of ProNav Technologies Ltd., a Canada-based knowledge management platform purpose-built for the P&C insurance industry. From time to time, we also invest in private growth-stage companies to support strategic initiatives, and such investments involve the risk of partial or total loss of capital and may not generate a return. Acquisitions, alliances, and strategic investments are inherently risky and may result in unforeseen operating difficulties and expenditures, be dilutive to earnings, negatively impact margins, and fail to generate the anticipated benefits. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, retain existing customers or sell acquired products to new customers, or adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Our due diligence may fail to identify all of the problems, liabilities, or challenges, and our mitigation strategies for identified issues may not be effective. As a result, we may overpay, fail to achieve expected synergies or earnings accretion, or incur unexpected costs, any of which could harm our business, prospects, financial condition, results of operations, cash flows, or stock price.
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

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal data. New, or changes to existing, laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us, require us to implement new processes, and limit our use of such information to add value for customers, including, for example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), and other state privacy laws enacted in recent years. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which has created a patchwork of overlapping but different state laws, which we may become subject to directly or by contract. Additionally, we may be considered a service provider to “financial institutions” under the Gramm-Leach Bliley Act (the “GLBA”). The GLBA includes a “Safeguards Rule,” which imposes obligations on financial institutions, and indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of personal data. New EU laws related to the use of data, including the Digital Services Act, the EU Data Act, and the EU AI Act, may impose additional rules and restrictions on the use of the data in our products. Additionally, evolving regulations aimed at enhancing financial sector resilience, such as the Digital Operational Resilience Act, may impact our operations by requiring adaptations for risk management and compliance, potentially leading to increased costs and operational adjustments. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to significant fines, penalties, and damages resulting from potential litigation, including class action lawsuits, proceedings or actions by individuals, consumer rights groups, government agencies, or others, if we fail or are perceived to fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements, and could incur significant costs in investigating and defending such claims. The costs of compliance with, and other burdens imposed by, evolving privacy and data-protection laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand, and, depending on how these evolving rules are interpreted, may require updates or adjustments to our contract terms.
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
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. As of October 31, 2025, $138.2 million of the share repurchase program remained available for future repurchases. Share repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. The share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
General Risk Factors
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled employees, particularly our executive officers, sales and marketing personnel, professional services personnel, cloud operations personnel, and software engineers, especially personnel experienced in developing, maintaining, operating, securing, and delivering cloud-based offerings. Our inability to attract and retain qualified employees and key personnel, or delays in hiring required personnel, including attrition, retention and delay issues due to macroeconomic and other factors beyond our control, may seriously harm our business, results of operations, and financial condition.
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
We face competition for qualified individuals from numerous software and other technology companies. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located, though we also face significant competition in all of our domestic and foreign development centers. Further, significant amounts of time and resources are required to train technical, sales, services, operations, information security, and other personnel. We may incur significant costs to attract, train, and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them.
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

Because of the technical nature of our products and the dynamic market in which we compete, any failure to attract, integrate, and retain qualified direct sales, professional services, cloud operations, information security, and product development personnel, as well as our contract workers, could harm our ability to generate sales, deliver consulting services, manage our customers’ cloud environments, or successfully develop new products and enhancements of existing products.
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

As of October 31, 2025, we had outstanding an aggregate principal amount of $690.0 million of our 2029 Convertible Senior Notes, due November 2029. In addition, we have available a $300.0 million senior revolving credit facility, arranged by a syndicate of financial institutions. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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
In the event the conditional conversion feature of the 2029 Convertible Senior Notes is triggered, the holders thereof will be entitled under the terms of the 2029 Indenture to convert their 2029 Convertible Senior Notes at their option. As of October 31, 2025, the conditional conversion feature of our 2029 Convertible Senior Notes was not triggered. If the conditional conversion feature of the 2029 Convertible Senior Notes is triggered and one or more holders elect to convert their 2029 Convertible Senior Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

ITEM 5.Other Information
During the three months ended October 31, 2025, our officers listed below adopted Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

Name and Title	Action	Date of Action	Number of Shares to be Sold
Mike Rosenbaum, Chief Executive Officer	Adopted (1)	October 14, 2025	Up to 61,200
John Mullen, President	Adopted (1)	October 14, 2025	Up to 64,800
Jeff Cooper, Chief Financial Officer	Adopted (1)	October 14, 2025	Up to 35,894 (2)
Winston King, Chief Administrative Officer, General Counsel, and Secretary	Adopted (3)	October 14, 2025	Up to 21,325 (2)
David Peterson, Chief Accounting Officer	Adopted (4)	October 10, 2025	Up to 3,500
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales occurring periodically from the estimated selling start date of January 13, 2026 and continuing through the earlier of the execution of all trading orders pursuant to the plan and December 31, 2026.
(2) This number represents an estimate of the maximum number of shares of common stock that may be sold pursuant to the trading plan, based on an assumed 40% tax withholding rate and the maximum payout of PSUs that have not yet achieved or vested. The actual number of shares sold will depend on the satisfaction of the conditions specified in the plan and the final tax withholding requirements at the time of sale.
(3) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales occurring periodically from the estimated selling start date of January 14, 2026 and continuing through the earlier of the execution of all trading orders pursuant to the plan and December 31, 2026.
(4) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales occurring periodically from the estimated selling start date of March 18, 2026 and continuing through the earlier of the execution of all trading orders pursuant to the plan and October 9, 2026.

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

Date:	December 3, 2025	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial Officer)