Form 10-Q
period 2026-01-31
Guidewire Software, Inc.
filed 2026-03-06
CIK 1528396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On February 27, 2026, the registrant had 84,657,470 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	January 31, 2026	July 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$407,946	$697,902
Short-term investments	511,221	451,541
Accounts receivable, net of allowances of $1,760 and $1,166, respectively	162,937	140,639
Unbilled accounts receivable, net	174,651	130,959
Prepaid expenses and other current assets	89,434	86,374
Total current assets	1,346,188	1,507,415
Long-term investments	432,255	333,754
Unbilled accounts receivable, net	83	670
Property and equipment, net	65,315	60,436
Operating lease assets	37,430	39,309
Intangible assets, net	19,833	12,042
Goodwill	422,113	393,978
Deferred tax assets, net	292,842	297,234
Other assets	75,686	76,261
TOTAL ASSETS	$2,691,745	$2,721,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,946	$28,797
Accrued employee compensation	84,697	140,613
Deferred revenue, net	307,646	340,253
Other current liabilities	37,694	35,139
Total current liabilities	458,983	544,802
Lease liabilities	28,673	30,687
Convertible senior notes, net	676,323	674,568
Deferred revenue, net	4,977	4,533
Other liabilities	12,171	9,279
Total liabilities	1,181,127	1,263,869
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	2,124,589	2,020,393
Accumulated other comprehensive income (loss)	(2,959)	(8,922)
Retained earnings (accumulated deficit)	(611,021)	(554,249)
Total stockholders’ equity	1,510,618	1,457,230
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,691,745	$2,721,099
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Revenue:
Subscription and support	$237,209	$177,838	$459,412	$347,580
License	59,528	63,694	101,495	101,064
Services	62,358	47,948	130,827	103,737
Total revenue	359,095	289,480	691,734	552,381
Cost of revenue:
Subscription and support	63,928	59,096	127,854	113,120
License	442	942	1,086	1,823
Services	63,205	50,290	121,750	99,894
Total cost of revenue	127,574	110,328	250,690	214,837
Gross profit:
Subscription and support	173,281	118,742	331,558	234,460
License	59,086	62,752	100,409	99,241
Services	(847)	(2,342)	9,077	3,843
Total gross profit	231,521	179,152	441,044	337,544
Operating expenses:
Research and development	83,324	70,268	161,642	139,148
Sales and marketing	61,475	55,452	125,733	106,930
General and administrative	48,281	41,709	96,750	84,463
Total operating expenses	193,080	167,429	384,125	330,541
Income (loss) from operations	38,441	11,723	56,919	7,003
Interest income	12,487	15,722	27,137	29,328
Interest expense	(3,334)	(4,183)	(6,646)	(6,245)
Other income (expense), net	26,958	(66,289)	21,644	(70,344)
Income (loss) before provision for (benefit from) income taxes	74,552	(43,027)	99,054	(40,258)
Provision for (benefit from) income taxes	14,442	(5,750)	7,636	(12,120)
Net income (loss)	$60,110	$(37,277)	$91,418	$(28,138)
Net income (loss) per share:
Basic	$0.71	$(0.45)	$1.08	$(0.34)
Diluted	$0.70	$(0.45)	$1.06	$(0.34)
Shares used in computing net income (loss) per share:
Basic	84,858,179	83,705,700	84,819,190	83,490,968
Diluted	86,116,567	83,705,700	86,339,391	83,490,968
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Net income (loss)	$60,110	$(37,277)	$91,418	$(28,138)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,708	(3,298)	4,826	(3,360)
Unrealized gain (loss) on available-for-sale securities	259	(200)	1,483	357
Tax benefit (expense) on unrealized gain (loss) on available-for-sale securities	(74)	33	(353)	(71)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	54	60	8	(56)
Total other comprehensive income (loss)	4,947	(3,405)	5,964	(3,130)
Comprehensive income (loss)	$65,057	$(40,682)	$97,382	$(31,268)
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2025	84,530,418	$8	$2,020,393	$(8,922)	$(554,249)	$1,457,230
Net income (loss)	—	—	—	—	31,308	31,308
Issuance of common stock upon exercise of stock options	6,171	—	413	—	—	413
Issuance of common stock upon vesting of restricted stock units ("RSUs")	482,304	1	—	—	—	1
Stock-based compensation	—	—	43,449	—	—	43,449
Foreign currency translation adjustment	—	—	—	118	—	118
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	945	—	945
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(46)	—	(46)
Balance as of October 31, 2025	85,018,893	$9	$2,064,255	$(7,905)	$(522,941)	$1,533,418
Net income (loss)	—	—	—	—	60,110	60,110
Issuance of common stock under employee stock purchase plan ("ESPP")	84,559	—	13,364	—	—	13,364
Issuance of common stock upon exercise of stock options	2,827	—	118	—	—	118
Issuance of common stock upon vesting of RSUs	292,046	—	—	—	—	—
Stock-based compensation	—	—	46,851	—	—	46,851
Repurchase and retirement of common stock	(740,995)	(1)	—	—	(148,192)	(148,193)
Foreign currency translation adjustment	—	—	—	4,708	—	4,708
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	185	—	185
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	54	—	54
Balance as of January 31, 2026	84,657,330	$8	$2,124,589	$(2,959)	$(611,021)	$1,510,618

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2024	83,025,637	$8	$1,979,021	$(12,244)	$(624,053)	$1,342,732
Net income (loss)	—	—	—	—	9,139	9,139
Issuance of common stock upon exercise of stock options	27,003	—	1,939	—	—	1,939
Issuance of common stock upon vesting of RSUs	466,489	—	—	—	—	—
Stock-based compensation	—	—	38,167	—	—	38,167
Purchase of capped calls	—	—	(58,788)	—	—	(58,788)
Retirement of convertible senior notes	—	—	(79,366)	—	—	(79,366)
Deferred tax asset related to debt issuance of convertible senior notes	—	—	13,931	—	—	13,931
Foreign currency translation adjustment	—	—	—	(62)	—	(62)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	453	—	453
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	(116)	—	(116)
Balance as of October 31, 2024	83,519,129	$8	$1,894,904	$(11,969)	$(614,914)	$1,268,029
Net income (loss)	—	—	—	—	(37,277)	(37,277)
Issuance of common stock upon exercise of stock options	8,556	—	525	—	—	525
Issuance of common stock upon vesting of RSUs	352,891	—	—	—	—	—
Stock-based compensation	—	—	40,864	—	—	40,864
Foreign currency translation adjustment	—	—	—	(3,298)	—	(3,298)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(167)	—	(167)
Reclassification adjustment for realized gain (loss) on available-for-sale securities, included in net income (loss)	—	—	—	60	—	60
Balance as of January 31, 2025	83,880,576	$8	$1,936,293	$(15,374)	$(652,191)	$1,268,736
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended January 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$91,418	$(28,138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,402	11,573
Amortization of debt issuance costs	1,964	1,724
Amortization of contract costs	17,304	15,233
Stock-based compensation	90,074	79,008
Changes to allowance for credit losses and revenue reserves	2,337	1,090
Deferred income tax	1,466	(14,159)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(4,008)	(6,549)
Gain on sale of strategic investments	—	(3,671)
Changes in fair value of strategic investments	45	238
Loss on retirement of debt	—	53,565
Other non-cash items affecting net income (loss)	7	3
Changes in operating assets and liabilities:
Accounts receivable	(23,665)	12,817
Unbilled accounts receivable	(43,095)	(24,094)
Prepaid expenses and other assets	(14,281)	(17,207)
Operating lease assets	1,879	608
Accounts payable	1,813	10,150
Accrued employee compensation	(57,657)	(46,878)
Deferred revenue	(32,515)	(17,522)
Lease liabilities	(1,330)	(151)
Other liabilities	(510)	(3,954)
Net cash provided by (used in) operating activities	44,648	23,686
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(535,549)	(429,742)
Maturities and sales of available-for-sale securities	382,943	303,111
Purchases of property and equipment	(8,162)	(1,633)
Capitalized software development costs	(8,192)	(7,156)
Acquisition of strategic investments	(2,348)	(772)
Sale of strategic investment	—	5,671
Acquisition of business, net of acquired cash	(33,252)	—
Net cash provided by (used in) investing activities	(204,560)	(130,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	671,840
Payment for the retirement of convertible senior notes	—	(353,535)
Purchase of capped calls	—	(58,788)
Payment of revolving credit facility costs	—	(2,065)
Proceeds from issuance of common stock under employee stock purchase plan	13,364	—
Proceeds from issuance of common stock upon exercise of stock options	531	2,464
Repurchase and retirement of common stock	(148,192)	—
Net cash provided by (used in) financing activities	(134,297)	259,916
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,061	(3,585)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(291,148)	149,496
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	699,094	549,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$407,946	$698,680

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,656	$3,076
Cash paid for income taxes, net of tax refunds	$3,944	$3,970
Accruals for purchase of property and equipment	$927	$453
Accruals for capitalized software development costs	$672	$492
Accrual for business acquisition purchase consideration holdback	$1,119	$—
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
Basis of Presentation and Consolidation
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements and notes include the Company and its wholly owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the SEC. Certain figures included in this document have been subjected to rounding adjustments. Accordingly, figures shown in the same category presented in different tables may vary slightly and figures shown as totals in certain tables may not be an arithmetic aggregation of the figures that precede them.
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
No customer individually accounted for 10% or more of the Company’s revenue for the three and six months ended January 31, 2026 and 2025. As of January 31, 2026 and July 31, 2025, one customer accounted for 10% or more of the Company’s accounts receivable, although it was a different customer in each period.

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The new standard will be adopted in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2026. The adoption will impact the Company’s disclosures.
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
2. Revenue
Disaggregation of Revenue
Revenue by product type is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Subscription and support
Subscription	$222,724	$161,659	$430,183	$314,517
Support	14,485	16,179	29,229	33,063
License	59,528	63,694	101,495	101,064
Services	62,358	47,948	130,827	103,737
Total revenue	$359,095	$289,480	$691,734	$552,381
Revenue by product type and by geography is as follows (in thousands):

	Three Months Ended January 31, 2026
	Subscription and support	License	Services	Total
United States	$156,970	$33,515	$36,713	$227,199
Canada	30,436	2,877	10,740	44,053
Other Americas	3,605	191	1,013	4,810
Total Americas	191,011	36,583	48,467	276,061
Total EMEA	30,222	19,121	9,726	59,070
Total APAC	15,975	3,824	4,165	23,965
Total revenue	$237,209	$59,528	$62,358	$359,095

	Three Months Ended January 31, 2025
	Subscription and support	License	Services	Total
United States	$118,644	$33,098	$33,420	$185,162
Canada	25,858	4,633	4,081	34,572
Other Americas	1,383	191	426	2,000
Total Americas	145,885	37,922	37,927	221,734
Total EMEA	19,108	18,780	7,408	45,296
Total APAC	12,845	6,992	2,613	22,450
Total revenue	$177,838	$63,694	$47,948	$289,480

	Six Months Ended January 31, 2026
	Subscription and support	License	Services	Total
United States	$304,598	$53,987	$82,619	$441,204
Canada	58,756	8,474	19,985	87,215
Other Americas	6,984	191	1,768	8,943
Total Americas	370,339	62,652	104,372	537,362
Total EMEA	58,510	27,867	19,308	105,686
Total APAC	30,563	10,976	7,147	48,686
Total revenue	$459,412	$101,495	$130,827	$691,734

	Six Months Ended January 31, 2025
	Subscription and support	License	Services	Total
United States	$231,458	$45,956	$70,994	$348,408
Canada	50,844	9,867	10,662	71,373
Other Americas	2,893	527	911	4,331
Total Americas	285,195	56,350	82,567	424,112
Total EMEA	37,107	27,798	15,587	80,492
Total APAC	25,278	16,916	5,583	47,777
Total revenue	$347,580	$101,064	$103,737	$552,381

No country or region other than those listed above accounted for more than 10% of revenue during the three and six months ended January 31, 2026 and 2025.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	January 31, 2026	July 31, 2025
Unbilled accounts receivable, net	$174,734	$131,629
Contract acquisition costs, net	$66,878	$67,922
Costs to fulfill a contract, net	$11,085	$9,415
Deferred revenue, net	$312,623	$344,786
Contract acquisition costs
The current portion of contract acquisition costs of $21.3 million and $21.1 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of January 31, 2026 and July 31, 2025, respectively. The non-current portion of contract acquisition costs of $45.6 million and $46.8 million is included in other assets in the Company’s condensed consolidated balance sheets as of January 31, 2026 and July 31, 2025, respectively. The Company amortized $5.6 million and $4.7 million of contract acquisition costs during the three months ended January 31, 2026 and 2025, respectively, and amortized $11.3 million and $9.9 million of contract acquisition costs during the six months ended January 31, 2026 and 2025, respectively.
Costs to fulfill a contract
The current portion of costs to fulfill a contract of $7.7 million and $5.9 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of January 31, 2026 and July 31, 2025, respectively. The non-current portion of costs to fulfill a contract of $3.4 million and $3.5 million is included in other assets in the Company’s condensed consolidated balance sheets as of January 31, 2026 and July 31, 2025, respectively. The Company amortized $2.9 million and $2.7 million of costs to fulfill a contract during the three months ended January 31, 2026 and 2025, respectively, and amortized $6.0 million and $5.4 million of costs to fulfill a contract during the six months ended January 31, 2026 and 2025, respectively.
Deferred revenue
During the three and six months ended January 31, 2026, the Company recognized revenue of approximately $94.3 million and $258.0 million related to the Company’s gross deferred revenue balance as of July 31, 2025.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $3.5 billion as of January 31, 2026. Subscription services are typically satisfied over five years and support services and professional services are generally satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	January 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$87,794	$188	$—	$87,982
Certificates of deposit	74,780	—	—	74,780
Commercial paper	130,547	—	—	130,547
Corporate bonds	525,014	1,490	(13)	526,491
Foreign government bonds	1,820	6	—	1,826
Money market funds	206,283	—	—	206,283
U.S. Government agency securities	72,131	83	(7)	72,207
U.S. Government bonds	77,152	155	—	77,307
Total	$1,175,521	$1,922	$(20)	$1,177,423

	July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$69,405	$69	$(17)	$69,457
Certificates of deposit	80,970	—	—	80,970
Commercial paper	130,628	—	—	130,628
Corporate bonds	424,791	545	(138)	425,198
Foreign government bonds	1,820	11	—	1,831
Money market funds	488,854	—	—	488,854
U.S. Government agency securities	66,184	15	(70)	66,129
U.S. Government bonds	64,187	36	(39)	64,184
Total	$1,326,839	$676	$(264)	$1,327,251
The Company does not consider any portion of the unrealized losses at January 31, 2026 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	January 31, 2026
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$3,267	$84,715	$87,982
Certificates of deposit	74,780	—	74,780
Commercial paper	130,547	—	130,547
Corporate bonds	274,256	252,235	526,491
Foreign government bonds	1,826	—	1,826
Money market funds	206,283	—	206,283
U.S. Government agency securities	5,917	66,290	72,207
U.S. Government bonds	48,292	29,015	77,307
Total	$745,168	$432,255	$1,177,423
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
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$27,664	$—	$27,664
Money market funds	206,283	—	—	206,283
Total cash equivalents	206,283	27,664	—	233,947
Short-term investments:
Asset-backed securities	—	3,267	—	3,267
Certificates of deposit	—	74,780	—	74,780
Commercial paper	—	102,883	—	102,883
Corporate bonds	—	274,256	—	274,256
Foreign government bonds	—	1,826	—	1,826
U.S. Government agency securities	—	5,917	—	5,917
U.S. Government bonds	—	48,292	—	48,292
Total short-term investments	—	511,221	—	511,221
Long-term investments:
Asset-backed securities	—	84,715	—	84,715
Corporate bonds	—	252,235	—	252,235
U.S. Government agency securities	—	66,290	—	66,290
U.S. Government bonds	—	29,015	—	29,015
Total long-term investments	—	432,255	—	432,255
Total	$206,283	$971,140	$—	$1,177,423

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$53,102	$—	$53,102
Money market funds	488,854	—	—	488,854
Total cash equivalents	488,854	53,102	—	541,956
Short-term investments:
Asset-backed securities	—	11,393	—	11,393
Certificates of deposit	—	80,970	—	80,970
Commercial paper	—	77,526	—	77,526
Corporate bonds	—	220,890	—	220,890
Foreign government bonds	—	1,831	—	1,831
U.S. Government agency securities	—	13,188	—	13,188
U.S. Government bonds	—	45,743	—	45,743
Total short-term investments	—	451,541	—	451,541
Long-term investments:
Asset-backed securities	—	58,064	—	58,064
Corporate bonds	—	204,308	—	204,308
U.S. Government agency securities	—	52,941	—	52,941
U.S. Government bonds	—	18,441	—	18,441
Total long-term investments	—	333,754	—	333,754
Total	$488,854	$838,397	$—	$1,327,251
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
The fair value of the 2029 Convertible Senior Notes was $674.6 million and $795.0 million at January 31, 2026 and July 31, 2025, respectively. The Company estimates the fair value of the 2029 Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).

Strategic Investments
The Company’s other assets include strategic investments in privately held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3), which are recorded using the measurement alternative of cost less impairment and adjusts cost for subsequent observable changes in fair value, and an investment in a limited partnership, which is recorded using the net asset value practical expedient (Level 3) in accordance with ASC 820. Changes in fair value are recorded in other income (expense) on the condensed consolidated statements of operations.
The following table summarizes the unrealized and realized gains (losses) on strategic investments (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Unrealized gains (losses), net, recognized on privately held equity securities measured using net asset value	$15	$(291)	$(45)	$(238)
Realized gains (losses), net on sales of strategic investments	—	3,671	—	3,671
Gains (losses) on strategic investments, net	$15	$3,380	$(45)	$3,433
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	January 31, 2026	July 31, 2025
Equity investments using the measurement alternative	$20,610	$18,263
Equity investment using net asset value	$1,736	$1,781
4. Acquisitions
On November 7, 2025, the Company completed its acquisition of ProNav Technologies Ltd. (“ProNav”), a Canada-based knowledge management platform purpose-built for the P&C insurance industry, for net cash consideration of approximately $33.4 million, subject to customary transaction adjustments.
In conjunction with the purchase price allocation, the Company determined that ProNav’s separately identifiable intangible assets were acquired technology and customer relationships. The valuation models were based on estimates of future operating projections of ProNav and rights to sell new products containing the acquired technology, as well as judgments on the discount rates used and other variables. The Company developed financial forecasts based on a number of factors, including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, and royalty and long-term sustainable growth rates based on a market analysis. These fair value measurements were based on significant inputs that were not observable in the market and thus represent a Level 3 measurement. The Company amortizes the acquired intangibles over their estimated useful lives.
The preliminary allocation of purchase price is pending the final working capital adjustment and the resolution of certain post-closing matters, and is therefore subject to potential future measurement period adjustments. The measurement period will end no later than November 6, 2026.
The preliminary allocation of the purchase price included goodwill of $26.1 million primarily related to the acquired workforce, expected synergies, and the opportunity to sell into and expand the Company’s customer base. The goodwill recorded is not expected to be deductible for income tax purposes.
Pro forma and historical financial information has not been provided as the acquisition was not material to the condensed consolidated financial statements.

5. Net Income (Loss) Per Share
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. For calculating diluted earnings per share, the Company uses the treasury stock method for options to purchase common stock, time-based RSUs, performance-based restricted stock units (“PSUs”), and ESPP purchase rights, and the if-converted method for the Convertible Senior Notes. RSUs and PSUs are collectively referred to as “Stock Awards.”
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$60,110	$(37,277)	$91,418	$(28,138)
Net income (loss) per share:
Basic	$0.71	$(0.45)	$1.08	$(0.34)
Diluted	$0.70	$(0.45)	$1.06	$(0.34)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	84,858,179	83,705,700	84,819,190	83,490,968
Weighted average effect of dilutive stock options	69,361	—	73,595	—
Weighted average effect of dilutive stock awards	1,169,716	—	1,426,554	—
Weighted average effect of the ESPP purchase rights	19,311	—	20,052	—
Diluted	86,116,567	83,705,700	86,339,391	83,490,968
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Stock options	—	136,996	—	145,764
Stock awards	840,143	3,613,201	573,417	3,529,933
Convertible senior notes	—	615,148	—	560,716
During the three and six months ended January 31, 2026 and 2025, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2029 Convertible Senior Notes.
During the three and six months ended January 31, 2026, there was no dilutive effect on net income (loss) per share due to maturity and settlement of the outstanding principal balance of the 2025 Convertible Senior Notes in fiscal year 2025. During the three and six months ended January 31, 2025, the average market price of the Company’s common stock exceeded the initial conversion price of the 2025 Convertible Senior Notes, however the conversion premium was excluded from the computation of diluted net income (loss) per share for these periods as they would be anti-dilutive due to the net loss incurred in those periods.
6. Debt
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
The net carrying value of debt instruments and unamortized debt issuance costs was as follows (in thousands):

Debt Instrument	January 31, 2026	July 31, 2025
2029 convertible senior notes - principal amount	$690,000	$690,000
Less: unamortized debt issuance costs	(13,677)	(15,432)
Net carrying amount of debt	676,323	674,568
Less: current portion of convertible senior notes, net	—	—
Non-current portion of convertible senior notes, net	$676,323	$674,568
The effective interest rate of the 2029 Convertible Senior Notes is 1.8%. The if-converted value of the 2029 Convertible Senior Notes did not exceed the outstanding principal as of January 31, 2026.
The following table sets forth the interest expense recognized related to debt instruments (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Contractual interest expense	$2,157	$2,880	$4,313	$4,391
Amortization of debt issuance costs	984	1,179	1,964	1,724
Commitment fees	171	—	344	—
Total	$3,312	$4,059	$6,621	$6,115

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
The following table sets forth key terms and costs incurred for the Capped Calls related to the 2029 Convertible Senior Notes (in millions, except per share amounts):

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
The Company was in compliance with all covenants as of January 31, 2026.
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
As of January 31, 2026, there were no outstanding borrowings under the 2025 Credit Facility.
7. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2025.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims arising from the normal course of business activities. The Company has not recorded any accrual for claims as of January 31, 2026 or July 31, 2025. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of January 31, 2026 or July 31, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
8. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, Stock Awards, and ESPP purchase rights is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Stock-based compensation expense	$46,851	$40,864	$90,300	$79,031
Net impact of deferred stock-based compensation	(93)	84	(226)	(23)
Total stock-based compensation expense, net	$46,758	$40,948	$90,074	$79,008
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,596	$3,773	$7,046	$6,913
Cost of license revenue	—	36	—	72
Cost of services revenue	6,395	5,361	12,095	10,163
Research and development	12,957	10,469	24,216	20,293
Sales and marketing	11,594	10,880	23,416	20,568
General and administrative	12,216	10,429	23,301	20,999
Total stock-based compensation expense	$46,758	$40,948	$90,074	$79,008
Total unrecognized stock-based compensation expense related to the Company’s Stock Awards and ESPP purchase rights as of January 31, 2026 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Awards	$379,684	2.2
ESPP purchase rights	3,826	0.4
Total unrecognized stock-based compensation expense	$383,510
Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2025	2,672,857	$117.25	$604,654
Granted	864,388	$232.63
Released	(774,350)	$101.72	$181,879
Canceled	(124,033)	$131.78
Balance as of January 31, 2026	2,638,862	$158.92	$371,446
Expected to vest as of January 31, 2026	2,638,862	$158.92	$371,446
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $140.76 and $226.22 on January 31, 2026 and July 31, 2025, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
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

	Six Months Ended
	January 31,
	2026	2025
Performance period	*	September 11, 2024 to September 11, 2027
3-year historical volatility	*	36.0%
3-year risk free rate	*	3.4%
*No Stock Awards subject to a market performance condition were granted during the six months ended January 31, 2026.
For the portion of the award subject to the market performance of the Company’s common stock, stock-based compensation expense is recognized over the requisite service period regardless of whether or not the market condition is ultimately satisfied, subject to continued service over the period.
The Company recognized stock-based compensation related to PSUs of $9.0 million and $5.8 million during the three months ended January 31, 2026 and 2025, respectively, and $16.6 million and $12.1 million during the six months ended January 31, 2026 and 2025 respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2025	109,958	$64.09	6.8	$17,828
Granted	—	$—
Exercised	(8,998)	$59.07		$1,553
Canceled	—	$—
Balance as of January 31, 2026	100,960	$64.54	6.3	$7,696
Vested and expected to vest as of January 31, 2026	100,960	$64.54	6.3	$7,696
Exercisable as of January 31, 2026	100,960	$64.54	6.3	$7,696
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $140.76 and $226.22 on January 31, 2026 and July 31, 2025, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
Share Repurchase Program
In September 2022, the Company’s board of directors authorized and approved a share repurchase program of up to $400.0 million of the Company’s outstanding common stock. The Company began repurchasing shares under this program during the first quarter of fiscal year 2023 and completed the program in December 2025.
In January 2026, the Company’s board of directors authorized and approved a new share repurchase program of up to $500.0 million of the Company’s outstanding common stock. Share repurchases under this program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of the Company and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company.
During the three and six months ended January 31, 2026, the Company repurchased 740,995 shares of common stock at an average price of $199.99.
During the three and six months ended January 31, 2025, the Company did not repurchase any shares of common stock.
As of January 31, 2026, $490.0 million remained available for future share repurchases, subject to our compliance with the terms of the Credit Agreement.

9. Segment Information
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
The following table presents selected financial information for the Company’s single operating segment (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Total revenue	$359,095	$289,480	$691,734	$552,381
Adjusted cost of revenue(1)	116,526	100,673	229,684	196,719
Stock-based compensation expense	9,991	9,170	19,141	17,148
Amortization of intangible assets	1,057	485	1,865	970
Total cost of revenue	127,574	110,328	250,690	214,837
Gross profit	231,521	179,152	441,044	337,544
Gross profit margin	64%	62%	64%	61%
Adjusted operating expenses(2)	155,174	134,858	311,229	267,006
Stock-based compensation expense	36,767	31,778	70,933	61,860
Amortization of intangible assets	692	793	1,339	1,675
Acquisition holdback expense	447	—	624	—
Total operating expenses	193,080	167,429	384,125	330,541
Income (loss) from operations	38,441	11,723	56,919	7,003
Income (loss) from operations margin	11%	4%	8%	1%
Adjusted interest income (expense) and other income (expense)(3)	37,080	(3,686)	44,144	4,595
Changes in fair value of strategic investments	15	(291)	(45)	(238)
Gain on sale of strategic investment	—	3,671	—	3,671
Amortization of debt issuance costs	(984)	(1,179)	(1,964)	(1,724)
Retirement of debt	—	(53,265)	—	(53,565)
Income (loss) before provision for (benefit from) income taxes	74,552	(43,027)	99,054	(40,258)
Provision for (benefit from) income taxes	14,442	(5,750)	7,636	(12,120)
Net income (loss)	$60,110	$(37,277)	$91,418	$(28,138)
(1) Adjusted cost of revenue excludes stock-based compensation expense and amortization of intangible assets
(2) Adjusted operating expenses excludes stock-based compensation expense, amortization of intangible assets, and acquisition holdback expense
(3) Adjusted interest income (expense) and other income (expense) excludes changes in fair value of strategic investments, gain on sale of strategic investment, amortization of debt issuance costs, and retirement of debt

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We face a number of risks in the execution of our strategy, including, but not limited to, risks related to fluctuations in our results due to factors largely outside of our control, reliance on sales to a relatively small number of large customers and the related substantial negotiating leverage of these customers, lengthy and variable sales and implementation cycles, competing effectively in the global market, growing our business and managing our expanding operations, development and use of AI in an evolving regulatory environment, making long-term pricing commitments based on cost estimates that may change, expanding market adoption of our cloud-based offerings, maintaining customer satisfaction and renewals, cost-effectively and securely managing the infrastructure of our cloud-based customers, and the impact of these and other factors, including the impact of AI on the insurance and software industries, on our stock price and its volatility. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, cybersecurity, introduction of new products and/or new features, implementation and migration services, and sales and marketing.
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter, which is the quarter ending July 31. We generally see significantly increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. Because we recognize revenue upfront for term licenses compared to over time for subscription services, an increase in term licenses due to renewals or expansion orders, or non-renewals may impact our quarterly results. Subscription sales now represent the significant majority of total sales and, as a result when compared to term license sales, the revenue we recognize in the initial fiscal year of an order is lower, deferred revenue is higher, and our total reported revenue growth may be adversely affected in the near term due to the ratable nature of these arrangements. Over time, this ratable revenue dynamic will dampen the impact of seasonality on our revenue.
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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. During the six months ended January 31, 2026, the recurring license and support or subscription contract value recognized as services revenue was $4.6 million.
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
As of January 31, 2026, ARR was $1,121 million, compared to $1,041 million as of July 31, 2025. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
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

	Six Months Ended January 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$44,648	$23,686
Purchases of property and equipment	(8,162)	(1,633)
Capitalized software development costs	(8,192)	(7,156)
Free cash flow	$28,294	$14,897

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

Results of Operations
The following table sets forth our results of operations for the periods presented. The data has been derived from the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations for the interim periods presented. The results of operations for any period should not be considered indicative of results for any future period. Certain figures included in this document have been subjected to rounding adjustments. Accordingly, figures shown in the same category presented in different tables may vary slightly and figures shown as totals in certain tables may not be an arithmetic aggregation of the figures that precede them. This information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

	Three Months Ended January 31,
	2026	As a % of total revenue	2025	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$237,209	66%	$177,838	61%
License	59,528	17	63,694	22
Services	62,358	17	47,948	17
Total revenue	359,095	100	289,480	100
Cost of revenue:
Subscription and support	63,928	18	59,096	20
License	442	—	942	—
Services	63,205	18	50,290	17
Total cost of revenue	127,574	36	110,328	37
Gross profit:
Subscription and support	173,281	48	118,742	41
License	59,086	17	62,752	22
Services	(847)	(1)	(2,342)	—
Total gross profit	231,521	64	179,152	63
Operating expenses:
Research and development	83,324	23	70,268	24
Sales and marketing	61,475	17	55,452	19
General and administrative	48,281	13	41,709	14
Total operating expenses	193,080	54	167,429	57
Income (loss) from operations	38,441	11	11,723	6
Interest income	12,487	3	15,722	5
Interest expense	(3,334)	(1)	(4,183)	(1)
Other income (expense), net	26,958	8	(66,289)	(23)
Income (loss) before provision for (benefit from) income taxes	74,552	21	(43,027)	(13)
Provision for (benefit from) income taxes	14,442	4	(5,750)	(2)
Net income (loss)	$60,110	17%	$(37,277)	(11)%

	Six Months Ended January 31,
	2026	As a % of total revenue	2025	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$459,412	66%	$347,580	63%
License	101,495	15	101,064	18
Services	130,827	19	103,737	19
Total revenue	691,734	100	552,381	100
Cost of revenue:
Subscription and support	127,854	18	113,120	20
License	1,086	—	1,823	—
Services	121,750	18	99,894	18
Total cost of revenue	250,690	36	214,837	38
Gross profit:
Subscription and support	331,558	48	234,460	43
License	100,409	15	99,241	18
Services	9,077	1	3,843	1
Total gross profit	441,044	64	337,544	62
Operating expenses:
Research and development	161,642	23	139,148	25
Sales and marketing	125,733	18	106,930	19
General and administrative	96,750	14	84,463	15
Total operating expenses	384,125	56	330,541	59
Income (loss) from operations	56,919	8	7,003	3
Interest income	27,137	4	29,328	5
Interest expense	(6,646)	(1)	(6,245)	(1)
Other income (expense), net	21,644	3	(70,344)	(13)
Income (loss) before provision for (benefit from) income taxes	99,054	14	(40,258)	(6)
Provision for (benefit from) income taxes	7,636	1	(12,120)	(2)
Net income (loss)	$91,418	13%	$(28,138)	(4)%
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

	Three Months Ended January 31,
	2026		2025		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$222,724	62%	$161,659	56%	$61,065	38%
Support	14,485	4	16,179	5	(1,694)	(10)%
License	59,528	17	63,694	22	(4,166)	(7)%
Services	62,358	17	47,948	17	14,410	30%
Total revenue	$359,095	100%	$289,480	100%	$69,615	24%

	Six Months Ended January 31,
	2026		2025		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$430,183	62%	$314,517	57%	$115,666	37%
Support	29,229	4	33,063	6	(3,834)	(12)%
License	101,495	15	101,064	18	431	—%
Services	130,827	19	103,737	19	27,090	26%
Total revenue	$691,734	100%	$552,381	100%	$139,353	25%
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

Subscription revenue increased by $61.1 million and $115.7 million during the three and six months ended January 31, 2026, respectively, compared to the same periods a year ago, primarily due to the impact of cloud transition agreements entered into and provisioned since January 31, 2025, new subscription agreements, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.
Support revenue decreased by $1.7 million and $3.8 million during the three and six months ended January 31, 2026, respectively, compared to the same periods a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect that the small percentage of term licenses as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
License
Revenue related to new term licenses and multi-year term license renewals is generally recognized upfront and, as a result, no additional license revenue is recognized until after the committed term expires. As a customer enters into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognition will be impacted by allocations of total contract value between license, subscription, and support performance obligations. License revenue growth has and will be negatively impacted as subscription sales are a significant majority of total new sales and as customers migrate from term licenses to subscription services instead of renewing their term licenses.
Term license revenue decreased by $4.2 million during the three months ended January 31, 2026, compared to the same period a year ago, primarily due to agreements that migrated from a term license to a subscription service.
Term license revenue increased by $0.4 million during the six months ended January 31, 2026, compared to the same period a year ago, primarily due to an annual renewal after the end of a multi-year commitment entered into during the three months ended October 31, 2020 by a customer, partially offset by the impact of customers that migrated from a term license to a subscription service.
Ongoing revenue related to migration agreements is recorded as subscription revenue.
Services
Services revenue increased by $14.4 million and $27.1 million during the three and six months ended January 31, 2026, respectively, compared to the same periods a year ago, due to higher utilization of services employees and new subscription implementation and migration projects.
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
Cost of Revenue and Gross Profit
Our cost of subscription and support revenue primarily consists of personnel costs for our cloud operations and technical support teams, cloud infrastructure costs, development of online training curriculum, amortization of intangible assets, and royalty fees paid to third parties. Our cost of license revenue primarily consists of royalty fees paid to third parties and amortization of intangible assets. Our cost of services revenue primarily consists of personnel costs for our professional service employees, third-party subcontractors or consultants, and travel costs. In instances where we have primary responsibility for the delivery of services, subcontractor fees are expensed as cost of services revenue. In each case, personnel costs include salaries, bonuses, benefits, and stock-based compensation.
We allocate overhead such as information technology infrastructure and software expenses, information security infrastructure and software expenses, and facilities expenses to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.

Cost of Revenue:

	Three Months Ended January 31,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$63,928	$59,096	$4,832	8%
License	442	942	(500)	(53)%
Services	63,205	50,290	12,915	26%
Total cost of revenue	$127,575	$110,328	$17,247	16%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,596	$3,773	$(177)
Cost of license revenue	—	36	(36)
Cost of services revenue	6,395	5,361	1,034
Total	$9,991	$9,170	$821

	Six Months Ended January 31,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$127,854	$113,120	$14,734	13%
License	1,086	1,823	(737)	(40)%
Services	121,750	99,894	21,856	22%
Total cost of revenue	$250,690	$214,837	$35,853	17%

Includes stock-based compensation of:
Cost of subscription and support revenue	$7,046	$6,913	$133
Cost of license revenue	—	72	(72)
Cost of services revenue	12,095	10,163	1,932
Total	$19,141	$17,148	$1,993
Cost of subscription and support revenue during the three months ended January 31, 2026 increased by $4.8 million compared to the same period a year ago, primarily due to increases in personnel costs of $2.4 million due to higher headcount, cloud infrastructure expenses of $1.2 million, amortization of intangible assets of $0.6 million, and royalties of $0.3 million.
Cost of subscription and support revenue during the six months ended January 31, 2026 increased by $14.7 million compared to the same period a year ago, primarily due to increases in personnel costs of $6.3 million due to higher headcount, cloud infrastructure expense of $6.0 million from increased transaction volume on our cloud services, amortization of intangible assets of $0.9 million, and royalties of $0.7 million.
We expect the cost of subscription and support revenue to increase in absolute dollars due to the increased number of customers utilizing our cloud services, the volume of transactions by our cloud customers, and the impact of inflation and other macroeconomic events.
Cost of license revenue decreased by $0.5 million and $0.7 million during the three and six months ended January 31, 2026, respectively, compared to the same periods a year ago, primarily due to decreases in personnel costs of $0.3 million and $0.7 million, respectively, and to a lesser extent, decreases in royalties. Personnel costs associated with the development of online training curriculum are primarily focused on our cloud services, thus contributing to the decrease in cost of license revenue.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.

The $12.9 million increase in cost of services revenue during the three months ended January 31, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $9.3 million due to higher headcount and subcontractor expenses of $3.1 million due to implementations involving our SI partners, partially offset by a decrease in professional services of $0.3 million.
The $21.9 million increase in cost of services revenue during the six months ended January 31, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $16.2 million due to higher headcount and subcontractor expenses of $4.0 million due to implementations involving our SI partners.
We had 651 cloud operations and technical support employees and 947 professional services employees at January 31, 2026, compared to 591 cloud operations and technical support employees and 802 professional services employees at January 31, 2025.
Gross Profit:

	Three Months Ended January 31,
	2026		2025		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$173,281	73%	$118,742	67%	$54,539	46%
License	59,086	99	62,752	99	(3,666)	(6)%
Services	(847)	(1)	(2,342)	(5)	1,495	(64)%
Total gross profit	$231,521	64%	$179,152	62%	$52,369	29%
Our gross profit increased $52.4 million during the three months ended January 31, 2026, compared to the same period a year ago. Gross profit was primarily impacted by the increase in subscription and support gross profit due to the increase in subscription revenue from cloud migration and new subscription orders. Services contributed to the increased gross profit due to higher utilization of services employees and higher revenues from new subscription implementation and migration projects. These increases were partially offset by a decrease in license gross profit due to lower license revenue as customers migrate to subscription services.
Our gross margin increased to 64% during the three months ended January 31, 2026 from 62% during the same period a year ago. Gross margin was primarily impacted by the increases in subscription and support revenue at a higher margin.

	Six Months Ended January 31,
	2026		2025		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$331,558	72%	$234,460	67%	$97,098	41%
License	100,409	99	99,241	98	1,168	1%
Services	9,077	7	3,843	4	5,234	136%
Total gross profit	$441,044	64%	$337,544	61%	$103,500	31%

Our gross profit increased $103.5 million during the six months ended January 31, 2026, compared to the same period a year ago. Gross profit was primarily impacted by the increase in subscription and support gross profit due to the increase in subscription revenue. Services contributed to the increased gross profit due to higher utilization of services employees and higher revenues from new subscription implementation and migration projects.
Our gross margin increased to 64% during the six months ended January 31, 2026 from 61% during the same period a year ago. Gross margin increased due to the growth in subscription and support revenue which continues to outpace personnel and cloud infrastructure costs.

We expect subscription and support gross margin to continue to improve, though at a slower rate than in recent years, as we increase the number of cloud customers and scale our cloud platform. We expect services gross margin will continue to improve as we gain additional efficiencies, but could fluctuate between periods based on the use of subcontractors to supplement our internal services team. We expect license gross profit to decline over time due to customers migrating from licenses to subscription services but can fluctuate quarter to quarter depending on the timing of renewals and license revenue allocation from migration orders. Overall, we expect gross margins to continue to improve over time as improvements in subscription and support gross margin and services gross margin will more than offset the negative impact of revenue shifts away from high margin license revenue.
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

	Three Months Ended January 31,
	2026		2025		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$83,324	23%	$70,268	24%	$13,056	19%
Sales and marketing	61,475	17	55,452	19	6,023	11%
General and administrative	48,281	13	41,709	14	6,572	16%
Total operating expenses	$193,080	53%	$167,429	57%	$25,651	15%

Includes stock-based compensation of:
Research and development	$12,957		$10,469		$2,488
Sales and marketing	11,594		10,880		714
General and administrative	12,216		10,429		1,787
Total	$36,767		$31,778		$4,989

	Six Months Ended January 31,
	2026		2025		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$161,642	23%	$139,148	25%	$22,494	16%
Sales and marketing	125,733	18	106,930	19	18,803	18%
General and administrative	96,750	14	84,463	15	12,287	15%
Total operating expenses	$384,125	55%	$330,541	59%	$53,584	16%

Includes stock-based compensation of:
Research and development	$24,216		$20,293		$3,923
Sales and marketing	23,416		20,568		2,848
General and administrative	23,301		20,999		2,302
Total	$70,933		$61,860		$9,073

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff and consultants providing professional services.
The $13.1 million increase in research and development expenses during the three months ended January 31, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $11.8 million associated with higher headcount.
The $22.5 million increase in research and development expenses during the six months ended January 31, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $18.5 million associated with higher headcount, professional services of $1.5 million, and web hosting expenses of $1.3 million.
Our research and development headcount was 1,340 at January 31, 2026, compared with 1,144 at January 31, 2025.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to enhance and develop our product and services, but decrease as a percentage of revenue as we focus on hiring in lower cost regions. We continue to dedicate internal resources to develop, improve, and expand the functionality, efficiency, and security of our solutions in the cloud. Our research and development expenses may also increase as we dedicate more resources to our software development efforts and our investment in AI-driven solutions for our customers, as well as if we pursue additional acquisitions.
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
The $6.0 million increase in sales and marketing expenses during the three months ended January 31, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $6.2 million associated with higher headcount, which includes the impact of contract acquisition costs, and travel expenses of $0.7 million, partially offset by a decrease in marketing and advertising expenses of $1.0 million due to the timing of Connections, our annual customer conference, which was held in the second quarter of fiscal year 2025 and in the first quarter of fiscal year 2026.
The $18.8 million increase in sales and marketing expenses during the six months ended January 31, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $13.1 million associated with higher headcount, which includes the impact of contract acquisition costs, travel expenses of $3.1 million, and marketing and advertising expenses of $2.5 million, partially offset by decreases in amortization of intangible assets of $0.3 million and web hosting costs of $0.3 million.
Our sales and marketing headcount was 547 at January 31, 2026, compared with 496 at January 31, 2025.
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
The $6.6 million increase in general and administrative expenses during the three months ended January 31, 2026, compared to the same period a year ago, was due to increases in personnel costs of $4.9 million, driven by the impact of annual salary increases, an increase in the annual bonus accrual and stock-based compensation, professional services expenses of $1.0 million, and facilities costs of $0.6 million, partially offset by a decrease in software subscription costs of $0.4 million.
The $12.3 million increase in general and administrative expenses during the six months ended January 31, 2026, compared to the same period a year ago, was due to increases in personnel costs of $7.4 million driven by the impact of annual salary increases, an increase in the annual bonus accrual and stock-based compensation, professional services of $2.2 million, bad debt expenses of $1.3 million, travel expenses of $1.0 million, and facilities costs of $0.9 million, partially offset by a decrease in software subscription costs of $1.1 million.

Our general and administrative headcount was 476 at January 31, 2026, compared with 474 at January 31, 2025. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Three Months Ended January 31,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$12,487	$15,722	$(3,235)	(21)%
Interest expense	$(3,334)	$(4,183)	$849	(20)%
Other income (expense), net	$26,958	$(66,289)	$93,247	141%

	Six Months Ended January 31,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$27,137	$29,328	$(2,191)	(7)%
Interest expense	$(6,646)	$(6,245)	$(401)	6%
Other income (expense), net	$21,644	$(70,344)	$91,988	(131)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased $3.2 million and $2.2 million during the three and six months ended January 31, 2026, respectively, compared to the same periods a year ago, primarily due to lower interest rates.
Interest Expense
Interest expense includes both stated interest and the amortization of debt issuance costs associated with the outstanding amount due on the aggregate principal amount of our 1.25% Convertible Senior Notes due 2025 (“2025 Convertible Senior Notes”) and the aggregate principal amount of our 1.25% Convertible Senior Notes due 2029 (the “2029 Convertible Senior Notes”, together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”). The amortization of debt issuance costs is recognized on an effective interest basis. Our 2025 Convertible Senior Notes were partially retired in October and December 2024, and were fully settled on their maturity date of March 15, 2025. Interest expense also includes commitment fees on our undrawn 2025 Credit Facility and amortization of issuance costs associated with our revolving credit agreement recognized on a straight-line basis.
Interest expense for the three months ended January 31, 2026 consists of stated interest of $2.2 million, non-cash interest expense of $1.0 million related to amortization of debt issuance costs, and $0.2 million of commitment fees on our undrawn 2025 Credit Facility. Interest expense for the three months ended January 31, 2025 consists of stated interest of $2.9 million and non-cash interest expense of $1.2 million related to the amortization of debt issuance costs.
Interest expense for the six months ended January 31, 2026 consists of stated interest of $4.3 million, non-cash interest expense of $2.0 million related to amortization of debt issuance costs, and $0.3 million of commitment fees on our undrawn 2025 Credit Facility. Interest expense for the six months ended January 31, 2025 consists of stated interest of $4.4 million and non-cash interest expense of $1.7 million related to the amortization of debt issuance costs.
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
Other income (expense), net during the three months ended January 31, 2026 was income of $27.0 million, compared to expense of $66.3 million during the same period a year ago due to $53.3 million of expense related to the retirement of a portion of our 2025 Convertible Senior Notes during the three months ended January 31, 2025. Additionally, during the three months ended January 31, 2026, we recorded a foreign currency gain of $26.9 million, compared to a loss of $16.0 million during the same period a year ago due to fluctuations in foreign currency exchange rates.
Other income (expense), net during the six months ended January 31, 2026 was income of $21.6 million, compared to expense of $70.3 million during the same period a year ago due to $53.6 million of expense related to the retirement of a portion of our 2025 Convertible Senior Notes during the six months ended January 31, 2025. Additionally, during the six months ended January 31, 2026, we recorded a foreign currency gain of $21.7 million, compared to a loss of $20.2 million during the same period a year ago due to fluctuations in foreign currency exchange rates.
Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended January 31,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$14,442	$(5,750)	$20,192	(351)%
Effective tax rate	19%	13%

	Six Months Ended January 31,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$7,636	$(12,120)	$19,756	(163)%
Effective tax rate	8%	30%
We recognized an income tax expense of $14.4 million and an income tax benefit of $5.8 million for the three months ended January 31, 2026 and 2025, respectively, and an income tax expense of $7.6 million and an income tax benefit of $12.1 million for the six months ended January 31, 2026 and 2025, respectively.
The change in income taxes recorded for the three months ended January 31, 2026, compared to the same period a year ago was primarily due to an increase in income before taxes, an increase in non-deductible executive compensation, a decrease in the Foreign-Derived Intangible Income (“FDII”) deduction, and a decrease in research and development credits due to U.S. tax law changes under H.R. 1 enacted on July 4, 2025.
The change in income taxes recorded for the six months ended January 31, 2026, compared to the same period a year ago, was primarily due to an increase in income before taxes, an increase in non-deductible executive compensation, a decrease in the FDII deduction, a decrease in research and development credits due to U.S. tax law changes under H.R. 1 enacted on July 4, 2025, offset by an increase in the deductions for stock-based compensation.
In the United States, on July 4, 2025, H.R. 1 was signed into law. Among other provisions, the legislation reinstated immediate expensing for domestic research and experimental expenditures, extended 100% bonus depreciation for qualified property placed in service beginning January 20, 2025, and made certain other provisions of the Tax Cuts and Jobs Act permanent. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others effective from fiscal year 2027. We recognized the fiscal year 2026 tax effects of the legislation in our income tax provision for the three and six months ended January 31, 2026.

The effective tax rate of 19% and 8% for the three and six months ended January 31, 2026 differs from the statutory U.S. Federal income tax rate of 21% primarily due to tax deductions for stock-based compensation and research and development credits, partially offset by state taxes and certain non-deductible expenses, including the limitation on executive compensation.
During the three months and six months ended January 31, 2025, the effective tax rate differs from the statutory U.S. Federal income tax rate of 21% primarily due to the debt retirement expense which is non-deductible for tax purposes and other permanent differences related to stock-based compensation, research and development credits, foreign earnings taxed in the U.S., the FDII deduction, and certain non-deductible expenses, including the limitation on executive compensation.
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

The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Gross profit reconciliation:
GAAP gross profit	$231,521	$179,152	$441,044	$337,544
Non-GAAP adjustments:
Stock-based compensation	9,991	9,170	19,141	17,148
Amortization of intangibles	1,057	485	1,864	970
Non-GAAP gross profit	$242,569	$188,807	$462,049	$355,662

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$38,441	$11,723	$56,919	$7,003
Non-GAAP adjustments:
Stock-based compensation	46,758	40,948	90,074	79,008
Amortization of intangibles	1,748	1,278	3,203	2,645
Acquisition consideration holdback	447	—	624	—
Non-GAAP income (loss) from operations	$87,394	$53,949	$150,820	$88,656

Net income (loss) reconciliation:
GAAP net income (loss)	$60,110	$(37,277)	$91,418	$(28,138)
Non-GAAP adjustments:
Stock-based compensation	46,758	40,948	90,074	79,008
Amortization of intangibles	1,748	1,278	3,203	2,645
Acquisition consideration holdback	447	—	624	—
Amortization of debt issuance costs	984	1,179	1,963	1,724
Changes in fair value of strategic investments	(15)	291	45	238
Gain on sale of strategic investments	—	(3,671)	—	(3,671)
Retirement of debt	—	53,265	—	53,565
Tax impact of non-GAAP adjustments	(9,345)	(12,084)	(29,681)	(24,751)
Non-GAAP net income (loss)	$100,687	$43,929	$157,647	$80,620

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$14,442	$(5,750)	$7,636	$(12,120)
Non-GAAP adjustments:
Stock-based compensation	8,996	5,160	17,310	10,735
Amortization of intangibles	336	161	615	361
Acquisition consideration holdback	86	—	120	—
Amortization of debt issuance costs	189	149	377	229
Changes in fair value of strategic investments	(3)	37	9	29
Gain on sale of strategic investments	—	(463)	—	(463)
Retirement of debt	—	6,712	—	6,756
Tax impact of non-GAAP adjustments	(260)	328	11,249	7,104
Non-GAAP tax provision (benefit)	$23,787	$6,334	$37,317	$12,631

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$0.70	$(0.45)	$1.06	$(0.34)
Non-GAAP adjustments:
Stock-based compensation	0.54	0.49	1.04	0.95
Amortization of intangibles	0.02	0.02	0.04	0.03
Acquisition consideration holdback	—	—	—	—
Amortization of debt issuance costs	0.01	0.01	0.02	0.02
Changes in fair value of strategic investments	—	—	—	—
Gain on sale of strategic investment	—	(0.04)	—	(0.04)
Retirement of debt	—	0.64	—	0.64
Tax impact of non-GAAP adjustments	(0.11)	(0.14)	(0.34)	(0.30)
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	(0.02)	—	(0.02)
Non-GAAP net income (loss) per share — diluted	$1.17	$0.51	$1.83	$0.94

Shares used in computing non-GAAP net income (loss) per share amounts:
GAAP weighted average shares — diluted	86,116,567	83,705,700	86,339,391	83,490,968
Non-GAAP dilutive shares excluded from GAAP net income (loss) per share calculation	—	2,510,517	—	2,494,953
Pro forma weighted average shares — diluted	86,116,567	86,216,217	86,339,391	85,985,921
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	January 31, 2026	July 31, 2025
Cash, cash equivalents, and investments	$1,351,422	$1,483,197
Working capital	$887,205	$962,613
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
As of January 31, 2026, approximately $82.5 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Revolving Credit Facility
In December 2024, we entered into a revolving credit agreement (the “Credit Agreement”), which provides for a senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “2025 Credit Facility”). At our discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement. As of January 31, 2026, there were no outstanding borrowings under the 2025 Credit Facility and we were in compliance with related covenants.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. We began repurchasing shares under this program during the first quarter of fiscal year 2023 and completed the program in December 2025.

In January 2026, our board of directors authorized and approved a new share repurchase program of up to $500.0 million of our outstanding common stock. Share repurchases under this program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company.
During the three and six months ended January 31, 2026 , we repurchased 740,995 shares of common stock at an average price of $199.99.
During the three and six months ended January 31, 2025, we did not repurchase any shares of common stock.
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
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Six Months Ended January 31,
	2026	2025
Net cash provided by (used in) operating activities	$44,648	$23,686
Net cash provided by (used in) investing activities	$(204,560)	$(130,521)
Net cash provided by (used in) financing activities	$(134,297)	$259,916
Cash Flows from Operating Activities
Net cash provided by operating activities was $44.6 million for the six months ended January 31, 2026 compared to net cash provided of $23.7 million during the six months ended January 31, 2025. This $21.0 million increase in cash provided by operating activities was attributable to a $104.1 million increase in net income, after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items, offset by an $83.1 million increase in cash used by working capital activities.
Cash Flows from Investing Activities
Net cash used in investing activities was $204.6 million for the six months ended January 31, 2026 compared to net cash used in investing activities of $130.5 million during the six months ended January 31, 2025. The $74.0 million increase in cash used was primarily due to $33.3 million net cash paid as purchase consideration for the acquisition of ProNav, higher net purchases in excess of maturities and sales of available-for-sale securities compared to the same period a year ago of $26.0 million, an increase in purchases of property and equipment primarily due to new office build outs of $6.5 million, a net $7.2 million impact from strategic investment activity, and an increase in capitalized software development costs of $1.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended January 31, 2026 was $134.3 million compared to $259.9 million provided by financing activities for the six months ended January 31, 2025. This $394.2 million increase in cash used was primarily due to $148.2 million in cash paid for shares repurchased under the authorized and approved share repurchase programs, and $1.9 million from fewer proceeds from stock option exercises, offset by $13.4 million of proceeds received from the issuance of common stock under the employee stock purchase plan. Additionally, during the six months ended January 31, 2025, $259.5 million in net cash was received related to the issuance of the 2029 Convertible Senior Notes and related capped calls, in addition to the retirement of a portion of the 2025 Convertible Senior Notes and $2.1 million was used to establish our revolving credit facility which did not recur in the current year.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2025.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through January 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of January 31, 2026 and July 31, 2025 were $1,351.4 million and $1,483.2 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $6.7 million and $5.3 million in the market value of our available-for-sale securities as of January 31, 2026 and July 31, 2025, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Additionally, our 2025 Credit Facility, which was undrawn as of January 31, 2026, bears interest at floating rates, including (i) for U.S. Dollar-denominated loans, at our option, either the bank’s base rate plus 0.25% to 1.25% per annum or term SOFR (as defined in the Credit Agreement) plus 1.25% to 2.25% per annum, and (ii) for alternative currency-denominated loans, the applicable alternative currency rate plus 1.25% to 2.25% per annum, with margins determined based on our total net leverage ratio, thus exposing us to potential interest rate fluctuations should we decide to access the facility.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the six months ended January 31, 2026 and 2025, we recorded a foreign currency gain of $21.7 million and loss of $20.2 million, respectively, as a component of other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $89.7 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Our strategic investments in privately held securities are in various classes of equity. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movements in the total enterprise value of the company in which we are invested. As a result, our investment in a specific company may move by more or less than any change in value of that overall company. In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation in the value of our investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2026 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•exposure to market risks, including geographical and global events, supply chain disruptions, inflation, political and regional conflicts, interest rates, foreign currency exchange rates, tariffs, shifts in investor sentiment regarding our industry, including with respect to AI and technological displacement, and financial markets’ volatility, all of which have impacted or may impact on our stock price and its volatility and our customers, partners, vendors, or our business operations; and
•required compliance with current and evolving local data privacy and cybersecurity laws and regulations in all jurisdictions where we have customers, and our ability to maintain the security of our customers’ data and our cloud-based products, appropriately limit the use of information, and manage related costs and liabilities incurred.
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
The market for our products is intensely competitive and rapidly evolving. The competitors we face in any sale opportunity may change depending on, among other things, the line of business purchasing the software, the application or service being sold, the geography in which the customer is operating, and the size of the insurance carrier to which we are selling. For example, we are more likely to face competition from small independent firms when addressing the needs of small insurers. We may also face competition from new market entrants and cloud-based vendors that utilize innovative technologies, including machine learning, AI technologies, and automated decision-making technologies (collectively, “AI technologies”), to compete with or disrupt portions of our business. These competitors may compete on the basis of price, innovative technologies such as AI technologies, the time and cost required for implementation, custom development, or unique product features or functions. Outside of the United States, we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge, and pre-built content applicable to that jurisdiction. We also compete with vendors of horizontal software products that may be customized to address needs of the P&C insurance industry.
Additionally, many of our prospective customers operate firmly entrenched legacy systems, some of which have been in operation for decades. Our implementation cycles may be lengthy, variable, and require the investment of significant time and expense by our customers. These expenses and associated operating risks attendant on any significant process re-engineering and new technology implementation, may cause customers to prefer maintaining legacy systems. Also, maintaining these legacy systems may be so time consuming and costly for our potential customers that they do not have adequate resources to devote to the purchase and implementation of our products. We also compete against technology consulting firms that either helped create such legacy systems or may own, in full or in part, subsidiaries that develop software and systems for the P&C insurance industry. Further, as AI technologies continue to evolve, our existing and potential customers may leverage these capabilities to develop their own solutions that could reduce or eliminate the need for our solutions.
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

We expect the intensity of competition to remain high in the future, as the amount of capital invested in current and potential competitors, including insurtech companies, has increased significantly in recent years. Additionally, we anticipate that the amount of capital invested in potential new market entrants utilizing AI technologies may increase. As a result, our competitors or potential competitors may develop improved product or sales capabilities, or even a technology breakthrough, such as through the use of AI technologies, that disrupts our market. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of, market share would harm our business, results of operations, financial condition, and/or future prospects. Our larger current and potential competitors may be able to devote greater resources to the development, promotion, and sale of their services and products than we can devote to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs, thus leading to their wider market acceptance. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenue and profitability.
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
We are subject to federal, state, and local income taxes in the United States and in foreign jurisdictions in which we operate. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in, interpretations of, and guidance regarding tax laws, including impacts of the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, Economic Security Act of 2020, the Inflation Reduction Act of 2022, the One Big Beautiful Bill Act of 2025, and certain OECD proposals, including the implementation of the global minimum tax under the Pillar Two model rules.
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
Risks Related to Ownership of Our Common Stock
Our stock price has been and may continue to be volatile, and it may rise or fall regardless of our operating performance.
The market price of our common stock has been, and may continue to be, volatile and subject to wide fluctuations. The volatility may occur in response to the risk factors described in this report and other factors beyond our control, including:
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•shifts in investor sentiment or market narratives regarding our industry or business model, including with respect to technological displacement or disruption;
•changes in market expectations regarding the adoption of emerging technologies including AI technologies; and
•research analyst coverage of, or reports about, our business.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes, inflation or deflation, armed conflict, international currency fluctuations, tariffs, or other global events have affected and may continue to affect the market price of our common stock, regardless of our actual operating performance.
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
In January 2026, our board of directors approved and authorized a new share repurchase program of up to $500.0 million of our outstanding shares of common stock, following the completion of our previous $400.0 million share repurchase program authorized in September 2022. As of January 31, 2026, $490.0 million of our share repurchase program remained available for future repurchases. Share repurchases under the share repurchase program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. Our share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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
Any one of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executive officers or key employees, could significantly delay or prevent us from achieving our business and/or development objectives and could disrupt or materially harm our business. Although we strive to reduce the challenges of any transition, failure to ensure effective transfer of knowledge and a smooth transition could disrupt or adversely affect our business, results of operations, financial condition, and prospects.
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
As of January 31, 2026, we had outstanding an aggregate principal amount of $690.0 million of our 2029 Convertible Senior Notes, due November 2029. In addition, we have available a $300.0 million senior revolving credit facility, arranged by a syndicate of financial institutions. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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
Our customers may defer or forgo purchases of our products in the event of weakened global economic conditions, political transitions, and industry consolidation.
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
In the event the conditional conversion feature of the 2029 Convertible Senior Notes is triggered, the holders thereof will be entitled under the terms of the 2029 Indenture to convert their 2029 Convertible Senior Notes at their option. As of January 31, 2026, the conditional conversion feature of our 2029 Convertible Senior Notes was not triggered. If the conditional conversion feature of the 2029 Convertible Senior Notes is triggered and one or more holders elect to convert their 2029 Convertible Senior Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended January 31, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)(2)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Programs (1)(2)
November 1, 2025 - November 30, 2025	—	—	—	$138
December 1, 2025 - December 31, 2025	685,980	$201.45	685,980	$—
January 1, 2026 - January 31, 2026	55,015	$181.76	55,015	$490
(1) On September 22, 2022, we announced that, on September 21, 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. We began repurchasing shares under this program during the first quarter of fiscal year 2023 and completed this program in December 2025.
(2) On January 8, 2026, we announced that our board of directors authorized and approved a new share repurchase program of up to $500.0 million of our outstanding common stock. We began repurchasing shares under this program during the second quarter of fiscal year 2026. The repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time. There is no stated expiration date for the program.
ITEM 5.Other Information
During the three months ended January 31, 2026, the following Section 16 officer amended his Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of this arrangement is as follows:

Name and Title	Action	Date of Action	Number of Shares to be Sold
John Mullen, President	Amendment (1)	January 13, 2026	Up to 54,000
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales under this amendment occurring periodically from the estimated selling start date of April 14, 2026 and continuing through the earlier of the execution of all trading orders pursuant to the plan and December 31, 2026. The amendment changed the price limits for sales, number of shares to sell, and the timing of sales under the trading arrangement originally adopted on October 14, 2025.

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

Date:	March 5, 2026	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial Officer)