Form 10-Q
period 2026-04-30
Guidewire Software, Inc.
filed 2026-06-05
CIK 1528396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
On May 29, 2026, the registrant had 83,256,364 shares of common stock issued and outstanding.

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

PART I – Financial Information

ITEM 1.Financial Statements (unaudited)

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	April 30, 2026	July 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$294,634	$697,902
Short-term investments	454,900	451,541
Accounts receivable, net of allowances of $1,917 and $1,166, respectively	138,853	140,639
Unbilled accounts receivable, net	224,769	130,959
Prepaid expenses and other current assets	102,255	86,374
Total current assets	1,215,410	1,507,415
Long-term investments	397,267	333,754
Unbilled accounts receivable, net	83	670
Property and equipment, net	66,647	60,436
Operating lease assets	36,443	39,309
Intangible assets, net	17,727	12,042
Goodwill	421,111	393,978
Deferred tax assets, net	293,911	297,234
Other assets	86,533	76,261
TOTAL ASSETS	$2,535,132	$2,721,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,972	$28,797
Accrued employee compensation	117,531	140,613
Deferred revenue, net	300,641	340,253
Other current liabilities	44,032	35,139
Total current liabilities	497,175	544,802
Lease liabilities	27,031	30,687
Convertible senior notes, net	677,206	674,568
Deferred revenue, net	3,718	4,533
Other liabilities	12,858	9,279
Total liabilities	1,217,987	1,263,869
STOCKHOLDERS’ EQUITY:
Common stock	8	8
Additional paid-in capital	2,169,769	2,020,393
Accumulated other comprehensive income (loss)	(7,105)	(8,922)
Retained earnings (accumulated deficit)	(845,527)	(554,249)
Total stockholders’ equity	1,317,145	1,457,230
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,535,132	$2,721,099
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except shares and per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Revenue:
Subscription and support	$244,738	$181,823	$704,150	$529,403
License	55,996	57,233	157,491	158,297
Services	71,807	54,452	202,634	158,189
Total revenue	372,541	293,508	1,064,276	845,889
Cost of revenue:
Subscription and support	67,882	57,411	195,737	170,531
License	374	892	1,460	2,715
Services	67,639	52,507	189,390	152,401
Total cost of revenue	135,896	110,810	386,587	325,647
Gross profit:
Subscription and support	176,856	124,412	508,413	358,872
License	55,622	56,341	156,031	155,582
Services	4,167	1,945	13,244	5,788
Total gross profit	236,645	182,698	677,689	520,242
Operating expenses:
Research and development	87,868	72,915	249,510	212,063
Sales and marketing	68,201	57,768	193,934	164,698
General and administrative	49,939	47,547	146,689	132,010
Total operating expenses	206,008	178,230	590,133	508,771
Income (loss) from operations	30,637	4,468	87,556	11,471
Interest income	11,295	13,794	38,432	43,122
Interest expense	(3,318)	(3,668)	(9,965)	(9,913)
Other income (expense), net	(18,854)	34,074	2,791	(36,270)
Income (loss) before provision for (benefit from) income taxes	19,760	48,668	118,814	8,410
Provision for (benefit from) income taxes	3,289	2,677	10,926	(9,443)
Net income (loss)	$16,471	$45,991	$107,888	$17,853
Net income (loss) per share:
Basic	$0.20	$0.55	$1.27	$0.21
Diluted	$0.19	$0.54	$1.26	$0.21
Shares used in computing net income (loss) per share:
Basic	84,241,069	84,044,661	84,630,718	83,671,443
Diluted	85,065,999	85,880,643	85,945,646	85,654,903
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Net income (loss)	$16,471	$45,991	$107,888	$17,853
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,367)	6,322	2,459	2,962
Unrealized gains (losses) on available-for-sale securities	(2,476)	462	(993)	819
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	553	(141)	200	(212)
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	144	134	152	78
Total other comprehensive income (loss)	(4,146)	6,777	1,818	3,647
Comprehensive income (loss)	$12,325	$52,768	$109,706	$21,500
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2025	84,530,418	$8	$2,020,393	$(8,922)	$(554,249)	$1,457,230
Net income (loss)	—	—	—	—	31,308	31,308
Issuance of common stock upon exercise of stock options	6,171	—	413	—	—	413
Issuance of common stock upon vesting of restricted stock units ("RSUs")	482,304	1	—	—	—	1
Stock-based compensation	—	—	43,449	—	—	43,449
Foreign currency translation adjustment	—	—	—	118	—	118
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	945	—	945
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	—	—	—	(46)	—	(46)
Balance as of October 31, 2025	85,018,893	$9	$2,064,255	$(7,905)	$(522,941)	$1,533,418
Net income (loss)	—	—	—	—	60,110	60,110
Issuance of common stock under employee stock purchase plan ("ESPP") and upon exercise of stock options	87,386	—	13,482	—	—	13,482
Issuance of common stock upon vesting of RSUs	292,046	—	—	—	—	—
Stock-based compensation	—	—	46,851	—	—	46,851
Repurchase and retirement of common stock	(740,995)	(1)	—	—	(148,192)	(148,193)
Foreign currency translation adjustment	—	—	—	4,708	—	4,708
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	185	—	185
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	—	—	—	54	—	54
Balance as of January 31, 2026	84,657,330	$8	$2,124,589	$(2,959)	$(611,021)	$1,510,618
Net income (loss)	—	—	—	—	16,471	16,471
Issuance of common stock under ESPP and upon exercise of stock options	679	—	1	—	—	1
Issuance of common stock upon vesting of RSUs	294,374	—	—	—	—	—
Stock-based compensation	—	—	45,179	—	—	45,179
Repurchase and retirement of common stock, including excise tax	(1,696,180)	—	—	—	(250,975)	(250,975)
Foreign currency translation adjustment	—	—	—	(2,367)	—	(2,367)
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	(1,923)	—	(1,923)
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	—	—	—	144	—	144
Balance as of April 30, 2026	83,256,203	$8	$2,169,769	$(7,105)	$(845,527)	$1,317,145

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2024	83,025,637	$8	$1,979,021	$(12,244)	$(624,053)	$1,342,732
Net income (loss)	—	—	—	—	9,139	9,139
Issuance of common stock upon exercise of stock options	27,003	—	1,939	—	—	1,939
Issuance of common stock upon vesting of RSUs	466,489	—	—	—	—	—
Stock-based compensation	—	—	38,167	—	—	38,167
Purchase of capped calls	—	—	(58,788)	—	—	(58,788)
Retirement of convertible senior notes	—	—	(79,366)	—	—	(79,366)
Deferred tax asset related to debt issuance of convertible senior notes	—	—	13,931	—	—	13,931
Foreign currency translation adjustment	—	—	—	(62)	—	(62)
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	453	—	453
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	—	—	—	(116)	—	(116)
Balance as of October 31, 2024	83,519,129	$8	$1,894,904	$(11,969)	$(614,914)	$1,268,029
Net income (loss)	—	—	—	—	(37,277)	(37,277)
Issuance of common stock upon exercise of stock options	8,556	—	525	—	—	525
Issuance of common stock upon vesting of RSUs	352,891	—	—	—	—	—
Stock-based compensation	—	—	40,864	—	—	40,864
Foreign currency translation adjustment	—	—	—	(3,298)	—	(3,298)
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	(167)	—	(167)
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	—	—	—	60	—	60
Balance as of January 31, 2025	83,880,576	$8	$1,936,293	$(15,374)	$(652,191)	$1,268,736
Net income (loss)	—	—	—	—	45,991	45,991
Issuance of common stock upon exercise of stock options	10,196	—	710	—	—	710
Issuance of common stock upon vesting of RSUs	330,255	—	—	—	—	—
Stock-based compensation	—	—	40,367	—	—	40,367
Settlement of convertible senior notes	671,202	—	(6)	—	—	(6)
Settlement of capped calls	(697,140)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	6,322	—	6,322
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	321	—	321
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	—	—	—	134	—	134
Balance as of April 30, 2025	84,195,089	$8	$1,977,364	$(8,597)	$(606,200)	$1,362,575
See accompanying Notes to Condensed Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$107,888	$17,853
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,632	17,538
Amortization of debt issuance costs	2,947	2,782
Amortization of contract costs	25,812	22,518
Stock-based compensation	135,015	119,365
Changes to allowance for credit losses and revenue reserves	2,542	1,107
Deferred income tax	922	(15,851)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(5,377)	(8,613)
(Gains) losses on sale of strategic investments	(632)	(3,671)
Changes in fair value of strategic investments	(554)	341
Loss on retirement of debt	—	53,565
Other non-cash items affecting net income (loss)	18	56
Changes in operating assets and liabilities:
Accounts receivable	276	(10,609)
Unbilled accounts receivable	(93,214)	(74,471)
Prepaid expenses and other assets	(33,815)	(29,305)
Operating lease assets	2,866	1,983
Accounts payable	7,910	13,589
Accrued employee compensation	(23,578)	(20,600)
Deferred revenue	(40,781)	(24,876)
Lease liabilities	(3,572)	(1,121)
Other liabilities	525	(5,544)
Net cash provided by (used in) operating activities	105,830	56,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(644,915)	(672,330)
Maturities and sales of available-for-sale securities	582,638	529,887
Purchases of property and equipment	(9,934)	(2,336)
Capitalized software development costs	(13,939)	(10,972)
Acquisition of strategic investments	(14,590)	(1,772)
Sale of strategic investment	781	5,671
Acquisition of business, net of acquired cash	(33,453)	(26,724)
Net cash provided by (used in) investing activities	(133,412)	(178,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	671,840
Payment for the retirement of convertible senior notes	—	(353,535)
Payment for the maturity of convertible senior notes	—	(179,061)
Purchase of capped calls	—	(58,788)
Payment of revolving credit facility costs	—	(2,065)
Proceeds from issuance of common stock under employee stock purchase plan	13,364	—
Proceeds from issuance of common stock upon exercise of stock options	539	3,174
Repurchase and retirement of common stock	(392,447)	—
Net cash provided by (used in) financing activities	(378,544)	81,565

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,666	3,303
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(404,460)	(37,672)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	699,094	549,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$294,634	$511,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,824	$7,000
Cash paid for income taxes, net of tax refunds	$6,965	$6,323
Accruals for purchase of property and equipment	$929	$802
Accruals for capitalized software development costs	$1,096	$807
Accruals for shares repurchased	$5,201	$—
Accrual for business acquisition purchase consideration holdback	$878	$1,011
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
No customer individually accounted for 10% or more of the Company’s revenue for the three and nine months ended April 30, 2026 and 2025. As of April 30, 2026, no customer individually accounted for 10% or more of the Company’s accounts receivable. As of July 31, 2025, one customer accounted for 10% or more of the Company’s accounts receivable.

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
2. Revenue
Disaggregation of Revenue
Revenue by product type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Subscription and support
Subscription	$232,129	$166,464	$662,312	$480,981
Support	12,609	15,359	41,838	48,422
License (1)	55,996	57,233	157,491	158,297
Services	71,807	54,452	202,634	158,189
Total revenue	$372,541	$293,508	$1,064,276	$845,889
(1) License revenue for the three and nine months ended April 30, 2025 includes perpetual license revenue of $0.1 million and $0.1 million, respectively.
Revenue by product type and by geography is as follows (in thousands):

	Three Months Ended April 30, 2026
	Subscription and support	License	Services	Total
United States	$161,641	$32,105	$48,533	$242,279
Canada	31,797	2,302	6,093	40,193
Other Americas	3,497	565	753	4,815
Total Americas	196,935	34,972	55,380	287,287
Total EMEA	31,962	11,050	9,778	52,790
Total APAC	15,842	9,974	6,648	32,464
Total revenue	$244,738	$55,996	$71,807	$372,541

	Three Months Ended April 30, 2025
	Subscription and support	License	Services	Total
United States	$119,966	$33,402	$38,319	$191,687
Canada	25,068	2,249	3,917	31,234
Other Americas	1,958	626	267	2,851
Total Americas	146,992	36,277	42,503	225,772
Total EMEA	22,461	11,024	8,868	42,353
Total APAC	12,370	9,932	3,081	25,383
Total revenue	$181,823	$57,233	$54,452	$293,508

	Nine Months Ended April 30, 2026
	Subscription and support	License	Services	Total
United States	$466,239	$86,093	$131,153	$683,484
Canada	90,554	10,776	26,078	127,408
Other Americas	10,482	756	2,521	13,758
Total Americas	567,274	97,624	159,752	824,650
Total EMEA	90,471	38,917	29,087	158,476
Total APAC	46,405	20,950	13,795	81,150
Total revenue	$704,150	$157,491	$202,634	$1,064,276

	Nine Months Ended April 30, 2025
	Subscription and support	License	Services	Total
United States	$351,424	$79,358	$109,313	$540,095
Canada	75,912	12,116	14,579	102,607
Other Americas	4,851	1,153	1,178	7,182
Total Americas	432,187	92,627	125,070	649,884
Total EMEA	59,568	38,822	24,455	122,845
Total APAC	37,648	26,848	8,664	73,160
Total revenue	$529,403	$158,297	$158,189	$845,889

No country or region other than those listed above accounted for more than 10% of revenue during the three and nine months ended April 30, 2026 and 2025.

Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included in the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2026	July 31, 2025
Unbilled accounts receivable, net	$224,852	$131,629
Contract acquisition costs, net	$65,028	$67,922
Costs to fulfill a contract, net	$12,353	$9,415
Deferred revenue, net	$304,358	$344,786
Contract acquisition costs
The current portion of contract acquisition costs of $21.1 million and $21.1 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of April 30, 2026 and July 31, 2025, respectively. The non-current portion of contract acquisition costs of $43.9 million and $46.8 million is included in other assets in the Company’s condensed consolidated balance sheets as of April 30, 2026 and July 31, 2025, respectively. The Company amortized $5.6 million and $4.7 million of contract acquisition costs during the three months ended April 30, 2026 and 2025, respectively, and amortized $17.0 million and $14.6 million of contract acquisition costs during the nine months ended April 30, 2026 and 2025, respectively.
Costs to fulfill a contract
The current portion of costs to fulfill a contract of $8.5 million and $5.9 million is included in prepaid and other current assets in the Company’s condensed consolidated balance sheets as of April 30, 2026 and July 31, 2025, respectively. The non-current portion of costs to fulfill a contract of $3.8 million and $3.5 million is included in other assets in the Company’s condensed consolidated balance sheets as of April 30, 2026 and July 31, 2025, respectively. The Company amortized $2.9 million and $2.6 million of costs to fulfill a contract during the three months ended April 30, 2026 and 2025, respectively, and amortized $8.8 million and $7.9 million of costs to fulfill a contract during the nine months ended April 30, 2026 and 2025, respectively.
Deferred revenue
During the three and nine months ended April 30, 2026, the Company recognized revenue of approximately $51.8 million and $309.8 million related to the Company’s gross deferred revenue balance as of July 31, 2025.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied was approximately $3.6 billion as of April 30, 2026. Subscription services are typically satisfied over five years and support services and professional services are generally satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	April 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$85,115	$59	$(99)	$85,075
Certificates of deposit	56,450	—	—	56,450
Commercial paper	57,607	—	—	57,607
Corporate bonds	468,898	631	(651)	468,878
Foreign government bonds	1,820	—	—	1,820
Money market funds	162,494	—	—	162,494
U.S. Government agency securities	86,182	20	(155)	86,047
U.S. Government bonds	97,273	37	(272)	97,038
Total	$1,015,839	$747	$(1,177)	$1,015,410

	July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$69,405	$69	$(17)	$69,457
Certificates of deposit	80,970	—	—	80,970
Commercial paper	130,628	—	—	130,628
Corporate bonds	424,791	545	(138)	425,198
Foreign government bonds	1,820	11	—	1,831
Money market funds	488,854	—	—	488,854
U.S. Government agency securities	66,184	15	(70)	66,129
U.S. Government bonds	64,187	36	(39)	64,184
Total	$1,326,839	$676	$(264)	$1,327,251
The Company does not consider any portion of the unrealized losses at April 30, 2026 to be credit losses. The Company has recorded the securities at fair value in its condensed consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in the condensed consolidated statements of comprehensive income (loss).
The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	April 30, 2026
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$14,715	$70,360	$85,075
Certificates of deposit	56,450	—	56,450
Commercial paper	57,607	—	57,607
Corporate bonds	279,650	189,228	468,878
Foreign government bonds	1,820	—	1,820
Money market funds	162,494	—	162,494
U.S. Government agency securities	7,969	78,078	86,047
U.S. Government bonds	37,437	59,601	97,038
Total	$618,142	$397,267	$1,015,410
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
Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	April 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$749	$—	$749
Money market funds	162,494	—	—	162,494
Total cash equivalents	162,494	749	—	163,243
Short-term investments:
Asset-backed securities	—	14,715	—	14,715
Certificates of deposit	—	56,450	—	56,450
Commercial paper	—	56,858	—	56,858
Corporate bonds	—	279,650	—	279,650
Foreign government bonds	—	1,820	—	1,820
U.S. Government agency securities	—	7,969	—	7,969
U.S. Government bonds	—	37,437	—	37,437
Total short-term investments	—	454,900	—	454,900
Long-term investments:
Asset-backed securities	—	70,360	—	70,360
Corporate bonds	—	189,228	—	189,228
U.S. Government agency securities	—	78,078	—	78,078
U.S. Government bonds	—	59,601	—	59,601
Total long-term investments	—	397,267	—	397,267
Total	$162,494	$852,916	$—	$1,015,410

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$53,102	$—	$53,102
Money market funds	488,854	—	—	488,854
Total cash equivalents	488,854	53,102	—	541,956
Short-term investments:
Asset-backed securities	—	11,393	—	11,393
Certificates of deposit	—	80,970	—	80,970
Commercial paper	—	77,526	—	77,526
Corporate bonds	—	220,890	—	220,890
Foreign government bonds	—	1,831	—	1,831
U.S. Government agency securities	—	13,188	—	13,188
U.S. Government bonds	—	45,743	—	45,743
Total short-term investments	—	451,541	—	451,541
Long-term investments:
Asset-backed securities	—	58,064	—	58,064
Corporate bonds	—	204,308	—	204,308
U.S. Government agency securities	—	52,941	—	52,941
U.S. Government bonds	—	18,441	—	18,441
Total long-term investments	—	333,754	—	333,754
Total	$488,854	$838,397	$—	$1,327,251
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
The fair value of the 2029 Convertible Senior Notes was $682.4 million and $795.0 million at April 30, 2026 and July 31, 2025, respectively. The Company estimates the fair value of the 2029 Convertible Senior Notes using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2).
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
The following table summarizes the unrealized and realized gains (losses) on strategic investments (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Unrealized gains (losses), net, recognized on privately held equity securities measured using net asset value	$(13)	$(103)	$(58)	$(341)
Unrealized gains (losses) recognized on strategic investments using the measurement alternative	611	—	611	—
Unrealized gains (losses), net	599	(103)	554	(341)
Realized gains (losses), net on sales of strategic investments	632	—	632	3,671
Gains (losses) on strategic investments, net	$1,231	$(103)	$1,186	$3,330
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	April 30, 2026	July 31, 2025
Equity investments using the measurement alternative	$33,315	$18,263
Equity investment using net asset value	$1,724	$1,781
4. Acquisitions
On April 16, 2025, the Company completed its acquisition of a Poland-based insurtech company specializing in dynamic pricing software, for net cash consideration of approximately $27.9 million, subject to customary transaction adjustments. The measurement period for the Company’s acquisition ended on April 15, 2026, and the final allocation of the purchase consideration included goodwill of $21.4 million.
On November 7, 2025, the Company completed its acquisition of a Canada-based knowledge management platform purpose-built for the P&C insurance industry, for net cash consideration of approximately $33.4 million, subject to customary transaction adjustments. The preliminary allocation of the purchase price included goodwill of $26.1 million primarily related to the expected synergies from the acquired workforce, and the opportunity to sell into and expand the Company’s customer base. The goodwill recorded is not expected to be deductible for income tax purposes. The preliminary allocation of purchase price is pending the resolution of certain post-closing matters, and is therefore subject to potential future measurement period adjustments. The measurement period will end no later than November 6, 2026.
In conjunction with the purchase price allocations for the acquired companies, the Company determined that the separately identifiable intangible assets were acquired technology and customer relationships. The valuation models were based on estimates of future operating projections of the acquired companies and rights to sell new products containing the acquired technology, as well as judgments on the discount rates used and other variables. The Company developed financial forecasts based on a number of factors, including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, and royalty and long-term sustainable growth rates based on a market analysis. These fair value measurements were based on significant inputs that were not observable in the market and thus represent a Level 3 measurement. The Company amortizes the acquired intangibles over their estimated useful lives.
Pro forma and historical financial information have not been provided as the acquisitions are not material to the condensed consolidated financial statements.
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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$16,471	$45,991	$107,888	$17,853
Net income (loss) per share:
Basic	$0.20	$0.55	$1.27	$0.21
Diluted	$0.19	$0.54	$1.26	$0.21
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	84,241,069	84,044,661	84,630,718	83,671,443
Weighted average effect of dilutive stock options	54,629	86,029	68,607	89,946
Weighted average effect of dilutive stock awards	767,005	1,749,953	1,227,386	1,893,514
Weighted average effect of the ESPP purchase rights	3,296	—	18,935	—
Diluted	85,065,999	85,880,643	85,945,646	85,654,903
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Stock awards	1,360,753	—	650,557	—
During the three and nine months ended April 30, 2026 and 2025, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2029 Convertible Senior Notes.
During the three and nine months ended April 30, 2026 and 2025, there was no dilutive effect on net income (loss) per share due to maturity and settlement of the outstanding principal balance of the 2025 Convertible Senior Notes in fiscal year 2025.

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
The net carrying value of debt instruments and unamortized debt issuance costs was as follows (in thousands):

Debt Instrument	April 30, 2026	July 31, 2025
2029 convertible senior notes - principal amount	$690,000	$690,000
Less: unamortized debt issuance costs	(12,794)	(15,432)
Net carrying amount of debt	677,206	674,568
Less: current portion of convertible senior notes, net	—	—
Non-current portion of convertible senior notes, net	$677,206	$674,568
The effective interest rate of the 2029 Convertible Senior Notes is 1.8%. The if-converted value of the 2029 Convertible Senior Notes did not exceed the outstanding principal as of April 30, 2026.

The following table sets forth the interest expense recognized related to debt instruments (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Contractual interest expense	$2,156	$2,436	$6,469	$6,827
Amortization of debt issuance costs	984	1,058	2,947	2,782
Commitment fees	168	167	512	279
Total	$3,309	$3,661	$9,928	$9,888
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
The following table sets forth key terms and costs incurred for the Capped Calls related to the 2029 Convertible Senior Notes:

2029 Convertible Senior Notes
Initial strike price per share, subject to certain adjustments	$244.65
Initial cap price per share, subject to certain adjustments	$329.33
Net cost incurred (in millions)	$58.8
Common stock shares covered, subject to anti-dilution adjustments (in millions)	2.8

Revolving Credit Facility
In December 2024, the Company entered into a revolving credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and certain other financial institutions from time to time party thereto (with the administrative agent, the “Lenders”), which provides for a senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “2025 Credit Facility”). At the Company’s discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement.
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
The Company was in compliance with all covenants as of April 30, 2026.
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
As of April 30, 2026, there were no outstanding borrowings of revolving loans under the 2025 Credit Facility. As of April 30, 2026, there was an outstanding standby letter of credit issued under the 2025 Credit Facility in an immaterial amount.

7. Commitments and Contingencies
There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended July 31, 2025.
See the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for additional information regarding the Company’s contractual obligations.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims arising from the normal course of business activities. The Company had no material accrual for claims as of April 30, 2026 or July 31, 2025. The Company has not accrued for estimated losses in the accompanying condensed consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
Indemnification
The Company sells software licenses and services to its customers under Software Subscription Agreements (“SSAs”) and Software License Agreements (“SLAs”). SSAs and SLAs contain the terms of the contractual arrangement with the customer and generally include certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party. SSAs and SLAs also generally indemnify the customer against judgments, settlements, fines, penalties, costs, and expenses resulting from a claim (“Losses”) against the customer in the event the Company’s software is found to infringe upon such third-party rights.
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of April 30, 2026 or July 31, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SSAs and SLAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
8. Stock-Based Compensation Expense and Stockholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, Stock Awards, and ESPP purchase rights is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Stock-based compensation expense	$45,179	$40,367	$135,479	$119,398
Net impact of deferred stock-based compensation	(237)	(10)	(463)	(33)
Total stock-based compensation expense, net	$44,941	$40,357	$135,015	$119,365
Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$3,391	$3,598	$10,437	$10,511
Cost of license revenue	—	32	—	104
Cost of services revenue	6,108	5,055	18,203	15,218
Research and development	12,061	10,267	36,277	30,560
Sales and marketing	11,598	10,832	35,014	31,400
General and administrative	11,784	10,573	35,085	31,572
Total stock-based compensation expense	$44,941	$40,357	$135,015	$119,365
Total unrecognized stock-based compensation expense related to the Company’s Stock Awards and ESPP purchase rights as of April 30, 2026 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock Awards	$336,815	2.1
ESPP purchase rights	1,578	0.2
Total unrecognized stock-based compensation expense	$338,393
Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
Balance as of July 31, 2025	2,672,857	$117.25	$604,654
Granted	903,084	$229.42
Released	(1,068,724)	$107.90	$228,679
Canceled	(160,949)	$135.22
Balance as of April 30, 2026	2,346,268	$163.45	$324,700
Expected to vest as of April 30, 2026	2,346,268	$163.45	$324,700
(1) Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $138.39 and $226.22 on April 30, 2026 and July 31, 2025, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
Certain executive officers have been granted Stock Awards that cliff vest after three years, subject to continued service until such time, with the opportunity to increase the number of vested awards based on Company financial performance and, for a select number of awards, the market performance of the Company’s common stock. The fair value of the awards will be recognized over the three-year performance period and may increase or decrease depending on the estimated attainment of the Company’s financial performance criteria. The Company determined the fair value of the awards subject to market performance of the Company’s common stock using a Monte Carlo simulation model, which included the following assumptions:

	Nine Months Ended
	April 30,
	2026	2025
Performance period	*	September 11, 2024 to September 11, 2027
3-year historical volatility	*	36.0%
3-year risk free rate	*	3.4%
*No Stock Awards subject to a market performance condition were granted during the nine months ended April 30, 2026.
For the portion of the award subject to the market performance of the Company’s common stock, stock-based compensation expense is recognized over the requisite service period regardless of whether or not the market condition is ultimately satisfied, subject to continued service over the period.
The Company recognized stock-based compensation related to PSUs of $9.2 million and $7.1 million during the three months ended April 30, 2026 and 2025, respectively, and $25.7 million and $19.2 million during the nine months ended April 30, 2026 and 2025, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance as of July 31, 2025	109,958	$64.09	6.8	$17,828
Granted	—	$—
Exercised	(9,721)	$55.47		$1,661
Canceled	—	$—
Balance as of April 30, 2026	100,237	$64.92	6.1	$7,364
Vested and expected to vest as of April 30, 2026	100,237	$64.92	6.1	$7,364
Exercisable as of April 30, 2026	100,237	$64.92	6.1	$7,364
(1) Aggregate intrinsic value at each period end represents the difference between the Company’s closing stock price of $138.39 and $226.22 on April 30, 2026 and July 31, 2025, respectively, and the exercise price of outstanding options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.

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
During the three and nine months ended April 30, 2026, the Company repurchased 1,696,180 and 2,437,175 shares of common stock, respectively, at an average price of $147.07 and $163.16, respectively.
The Inflation Reduction Act of 2022 imposed an excise tax of 1% on share repurchases in excess of new issuances in the fiscal year. During the three and nine months ended April 30, 2026, the Company recorded total excise tax of $1.5 million, which has been included within retained earnings (accumulated deficit), as part of the cost basis of the common stock repurchased, and other current liabilities in the condensed consolidated balance sheets as of April 30, 2026.
During the three and nine months ended April 30, 2025, the Company did not repurchase any shares of common stock.
As of April 30, 2026, $240.5 million remained available for future share repurchases, subject to the Company’s compliance with the terms of the Credit Agreement.
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

The following table presents selected financial information for the Company’s single operating segment (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Total revenue	$372,541	$293,508	$1,064,276	$845,889
Adjusted cost of revenue(1)	125,217	101,640	354,902	298,359
Stock-based compensation expense	9,498	8,685	28,639	25,833
Amortization of intangible assets	1,180	485	3,045	1,455
Total cost of revenue	135,896	110,810	386,587	325,647
Gross profit	236,645	182,698	677,689	520,242
Gross profit margin	64%	62%	64%	62%
Adjusted operating expenses(2)	169,540	145,809	480,769	412,815
Stock-based compensation expense	35,443	31,672	106,376	93,532
Amortization of intangible assets	584	749	1,923	2,424
Acquisition holdback expense	440	—	1,065	—
Total operating expenses	206,008	178,230	590,133	508,771
Income (loss) from operations	30,637	4,468	87,556	11,471
Income (loss) from operations margin	8%	1%	8%	2%
Adjusted interest income (expense) and other income (expense)(3)	9,017	11,185	31,506	35,990
Changes in fair value of strategic investments	599	(103)	554	(341)
Gains (losses) on sale of strategic investments	632	—	632	3,671
Amortization of debt issuance costs	(984)	(1,058)	(2,947)	(2,782)
Retirement of debt	—	—	—	(53,565)
Unrealized foreign exchange rate gains (losses)	(20,141)	34,176	1,513	13,967
Income (loss) before provision for (benefit from) income taxes	19,760	48,668	118,814	8,410
Provision for (benefit from) income taxes	3,289	2,677	10,926	(9,443)
Net income (loss)	$16,471	$45,991	$107,888	$17,853
(1) Adjusted cost of revenue excludes stock-based compensation expense and amortization of intangible assets.
(2) Adjusted operating expenses excludes stock-based compensation expense, amortization of intangible assets, and acquisition holdback expense.
(3) Adjusted interest income (expense) and other income (expense) excludes changes in fair value of strategic investments, gains (losses) on sale of strategic investments, amortization of debt issuance costs, retirement of debt, and unrealized foreign exchange rate gains (losses).

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
InsuranceNow is a complete, cloud-based application that offers policy administration, claims management, and billing functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity. Like InsuranceSuite, InsuranceNow is hosted on GWCP and managed by our internal cloud operations team. InsuranceNow is currently only available in the United States and Canada, and is generally suited to mid-market carriers and managing general agents whose needs are often not as complex as a typical InsuranceSuite customer.
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
Global Events
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflationary pressures, and increased market volatility. For instance, the ongoing war between Russia and Ukraine, conflicts in the Middle East, escalating tensions in the South China Sea, currency exchange fluctuations, changes in interest rates, changes in trade policies and practices (including the imposition of tariffs), previous bank failures in the United States and Switzerland, and supply chain issues have contributed to global economic and market volatility in recent years. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.

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
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. During the nine months ended April 30, 2026, the recurring license and support or subscription contract value recognized as services revenue was $5.9 million.
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
As of April 30, 2026, ARR was $1,147 million, compared to $1,041 million as of July 31, 2025. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency rates.
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

	Nine Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$105,830	$56,036
Purchases of property and equipment	(9,934)	(2,336)
Capitalized software development costs	(13,939)	(10,972)
Free cash flow	$81,957	$42,728

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

	Three Months Ended April 30,
	2026	As a % of total revenue	2025	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$244,738	66%	$181,823	62%
License	55,996	15	57,233	19
Services	71,807	19	54,452	19
Total revenue	372,541	100	293,508	100
Cost of revenue:
Subscription and support	67,882	18	57,411	20
License	374	—	892	—
Services	67,639	18	52,507	18
Total cost of revenue	135,896	36	110,810	38
Gross profit:
Subscription and support	176,856	47	124,412	42
License	55,622	15	56,341	19
Services	4,167	1	1,945	1
Total gross profit	236,645	64	182,698	62
Operating expenses:
Research and development	87,868	24	72,915	25
Sales and marketing	68,201	18	57,768	20
General and administrative	49,939	13	47,547	16
Total operating expenses	206,008	55	178,230	61
Income (loss) from operations	30,637	8	4,468	1
Interest income	11,295	3	13,794	5
Interest expense	(3,318)	(1)	(3,668)	(1)
Other income (expense), net	(18,854)	(5)	34,074	12
Income (loss) before provision for (benefit from) income taxes	19,760	5	48,668	17
Provision for (benefit from) income taxes	3,289	1	2,677	1
Net income (loss)	$16,471	4%	$45,991	16%

	Nine Months Ended April 30,
	2026	As a % of total revenue	2025	As a % of total revenue
	(in thousands, except percentages)
Revenue:
Subscription and support	$704,150	66%	$529,403	63%
License	157,491	15	158,297	18
Services	202,634	19	158,189	19
Total revenue	1,064,276	100	845,889	100
Cost of revenue:
Subscription and support	195,737	18	170,531	20
License	1,460	—	2,715	—
Services	189,390	18	152,401	18
Total cost of revenue	386,587	36	325,647	38
Gross profit:
Subscription and support	508,413	48	358,872	43
License	156,031	15	155,582	18
Services	13,244	1	5,788	1
Total gross profit	677,689	64	520,242	62
Operating expenses:
Research and development	249,510	23	212,063	25
Sales and marketing	193,934	18	164,698	19
General and administrative	146,689	14	132,010	16
Total operating expenses	590,133	55	508,771	60
Income (loss) from operations	87,556	8	11,471	2
Interest income	38,432	4	43,122	5
Interest expense	(9,965)	(1)	(9,913)	(1)
Other income (expense), net	2,791	—	(36,270)	(4)
Income (loss) before provision for (benefit from) income taxes	118,814	11	8,410	2
Provision for (benefit from) income taxes	10,926	1	(9,443)	(1)
Net income (loss)	$107,888	10%	$17,853	3%
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

	Three Months Ended April 30,
	2026		2025		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$232,129	62%	$166,464	57%	$65,665	39%
Support	12,609	3	15,359	5	(2,750)	(18)%
License	55,996	15	57,233	19	(1,237)	(2)%
Services	71,807	19	54,452	19	17,354	32%
Total revenue	$372,541	100%	$293,508	100%	$79,032	27%

	Nine Months Ended April 30,
	2026		2025		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$662,312	62%	$480,981	57%	$181,331	38%
Support	41,838	4	48,422	6	(6,584)	(14)%
License	157,491	15	158,297	18	(806)	(1)%
Services	202,634	19	158,189	19	44,445	28%
Total revenue	$1,064,276	100%	$845,889	100%	$218,386	26%
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

Subscription revenue increased by $65.7 million and $181.3 million during the three and nine months ended April 30, 2026, respectively, compared to the same periods a year ago, primarily due to the impact of cloud transition agreements entered into and provisioned since April 30, 2025, new subscription agreements, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.
Support revenue decreased by $2.8 million and $6.6 million during the three and nine months ended April 30, 2026, respectively, compared to the same periods a year ago, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the license, subscription, and support performance obligations. As a result, we expect that the small percentage of term licenses as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
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
Term license revenue decreased by $1.2 million and $0.8 million during the three and nine months ended April 30, 2026, respectively, compared to the same periods a year ago, primarily due to agreements that migrated from a term license to a subscription service.
Ongoing revenue related to migration agreements is recorded as subscription revenue.
Services
Services revenue increased by $17.4 million and $44.4 million during the three and nine months ended April 30, 2026, respectively, compared to the same periods a year ago, due to higher utilization of services employees and new subscription implementation and migration projects.
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

Cost of Revenue:
	Three Months Ended April 30,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$67,882	$57,411	$10,472	18%
License	374	892	(518)	(58)%
Services	67,639	52,507	15,132	29%
Total cost of revenue	$135,896	$110,810	$25,086	23%

Includes stock-based compensation of:
Cost of subscription and support revenue	$3,391	$3,598	$(207)
Cost of license revenue	—	32	(32)
Cost of services revenue	6,108	5,055	1,053
Total	$9,498	$8,685	$813

	Nine Months Ended April 30,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$195,737	$170,531	$25,206	15%
License	1,460	2,715	(1,255)	(46)%
Services	189,390	152,401	36,989	24%
Total cost of revenue	$386,587	$325,647	$60,940	19%

Includes stock-based compensation of:
Cost of subscription and support revenue	$10,437	$10,511	$(74)
Cost of license revenue	—	104	(104)
Cost of services revenue	18,203	15,218	2,985
Total	$28,640	$25,833	$2,807
Cost of subscription and support revenue during the three months ended April 30, 2026 increased by $10.5 million compared to the same period a year ago, primarily due to increases in cloud infrastructure expenses of $6.1 million driven by increased transaction volume on our cloud services, personnel costs of $2.5 million due to higher headcount, amortization of intangible assets of $0.7 million, and royalties of $0.5 million.
Cost of subscription and support revenue during the nine months ended April 30, 2026 increased by $25.2 million compared to the same period a year ago, primarily due to increases in cloud infrastructure expense of $12.1 million from increased transaction volume on our cloud services, personnel costs of $8.3 million due to higher headcount, amortization of intangible assets of $1.6 million, and royalties of $1.2 million.
We expect the cost of subscription and support revenue to increase in absolute dollars due to a greater number of customers utilizing our cloud services, continued adoption of cloud-based and AI-related product features, growth in cloud customer transaction volume, and the impact of inflation and other macroeconomic events.
Cost of license revenue decreased by $0.5 million and $1.3 million during the three and nine months ended April 30, 2026, respectively, compared to the same periods a year ago, primarily due to decreases in personnel costs of $0.3 million and $1.0 million, respectively, and to a lesser extent, decreases in royalties. Personnel costs associated with the development of online training curriculum are primarily focused on our cloud services, thus contributing to the decrease in cost of license revenue.

We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
The $15.1 million increase in cost of services revenue during the three months ended April 30, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $8.2 million due to higher headcount, subcontractor expenses of $3.8 million due to implementations involving our SI partners, and travel expenses of $2.2 million.
The $37.0 million increase in cost of services revenue during the nine months ended April 30, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $23.5 million due to higher headcount, subcontractor expenses of $7.8 million due to implementations involving our SI partners, and travel expenses of $3.2 million.
We had 663 cloud operations and technical support employees and 972 professional services employees at April 30, 2026, compared to 591 cloud operations and technical support employees and 836 professional services employees at April 30, 2025.
Gross Profit:

	Three Months Ended April 30,
	2026		2025		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$176,856	72%	$124,412	68%	$52,444	42%
License	55,622	99	56,341	98	(719)	(1)%
Services	4,167	6	1,945	4	2,222	114%
Total gross profit	$236,645	64%	$182,698	62%	$53,947	30%
Our gross profit increased $53.9 million during the three months ended April 30, 2026, compared to the same period a year ago. Gross profit was primarily impacted by the increase in subscription and support gross profit due to the increase in subscription revenue from cloud migration and new and renewed subscription orders at a rate higher than subscription and support costs. Services contributed to the increased gross profit due to higher utilization of services employees and higher revenues from new subscription implementation and migration projects. These increases were partially offset by a decrease in license gross profit due to lower license revenue as customers migrate to subscription services.
Our gross margin increased to 64% during the three months ended April 30, 2026 from 62% during the same period a year ago. Gross margin increased primarily due to the growth in subscription and support revenue which continues to outpace increases in cloud infrastructure and personnel costs.

	Nine Months Ended April 30,
	2026		2025		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$508,413	72%	$358,872	68%	$149,541	42%
License	156,031	99	155,582	98	449	—%
Services	13,244	7	5,788	4	7,456	129%
Total gross profit	$677,689	64%	$520,242	62%	$157,447	30%
Our gross profit increased $157.4 million during the nine months ended April 30, 2026, compared to the same period a year ago. Gross profit was primarily impacted by the increase in subscription and support gross profit due to the increase in subscription revenue at a rate higher than subscription and support costs. Services contributed to the increased gross profit due to higher utilization of services employees and higher revenues from new subscription implementation and migration projects.
Our gross margin increased to 64% during the nine months ended April 30, 2026 from 62% during the same period a year ago. Gross margin increased primarily due to the growth in subscription and support revenue which continues to outpace increases in cloud infrastructure and personnel costs.

We expect subscription and support gross margin to continue to improve, though at a slower rate than in recent years, as we increase the number of cloud customers and scale our cloud platform. We expect services gross margin will continue to improve as we gain additional efficiencies, but could fluctuate between periods based on the use of subcontractors to supplement our internal services team and the impact of any arrangements entered into to encourage customers to migrate from licenses to subscription services. We expect license gross profit to decline over time due to customers migrating from licenses to subscription services but can fluctuate quarter to quarter depending on the timing of renewals and license revenue allocation from migration orders. Overall, we expect gross margins to continue to improve over time as improvements in subscription and support gross margin and services gross margin will more than offset the negative impact of revenue shifts away from high margin license revenue.
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

	Three Months Ended April 30,
	2026		2025		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$87,868	24%	$72,915	25%	$14,953	21%
Sales and marketing	68,201	18	57,768	20	10,433	18%
General and administrative	49,939	13	47,547	16	2,392	5%
Total operating expenses	$206,008	55%	$178,230	61%	$27,778	16%

Includes stock-based compensation of:
Research and development	$12,061		$10,267		$1,794
Sales and marketing	11,598		10,832		766
General and administrative	11,784		10,573		1,211
Total	$35,443		$31,672		$3,771

	Nine Months Ended April 30,
	2026		2025		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$249,510	23%	$212,063	25%	$37,447	18%
Sales and marketing	193,934	18	164,698	19	29,236	18%
General and administrative	146,689	14	132,010	16	14,680	11%
Total operating expenses	$590,133	55%	$508,771	60%	$81,362	16%

Includes stock-based compensation of:
Research and development	$36,277		$30,560		$5,717
Sales and marketing	35,014		31,400		3,614
General and administrative	35,085		31,572		3,513
Total	$106,376		$93,532		$12,844
Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff, web hosting costs, and software subscription costs.
The $15.0 million increase in research and development expenses during the three months ended April 30, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $11.0 million associated with higher headcount, and web hosting and software subscription costs of $2.8 million driven by increased product development efforts.
The $37.4 million increase in research and development expenses during the nine months ended April 30, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $28.4 million associated with higher headcount, and web hosting and software subscription costs of $5.7 million.
Our research and development headcount was 1,369 at April 30, 2026, compared with 1,204 at April 30, 2025.
We expect our research and development expenses to increase in absolute dollars due to inflation and investments to enhance and develop our products and services, but decrease as a percentage of revenue as we focus on hiring in lower cost regions. We continue to dedicate internal resources to develop, improve, and expand the functionality, efficiency, and security of our solutions in the cloud. Our research and development expenses may also increase as we dedicate more resources to our software development efforts, utilize AI tools to accelerate development efforts, and invest in AI-driven solutions for our customers, as well as if we pursue additional acquisitions.
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
The $10.4 million increase in sales and marketing expenses during the three months ended April 30, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $7.8 million associated with higher headcount, which includes the impact of contract acquisition costs, and marketing and advertising expenses of $1.9 million due to customer events and increased lead generation activity.
The $29.2 million increase in sales and marketing expenses during the nine months ended April 30, 2026, compared to the same period a year ago, was primarily due to increases in personnel costs of $20.4 million associated with higher headcount, which includes the impact of contract acquisition costs, marketing and advertising expenses of $4.3 million, and travel expenses of $4.3 million, partially offset by a decrease in web hosting costs of $1.1 million.

Our sales and marketing headcount was 554 at April 30, 2026, compared with 497 at April 30, 2025.
We expect our sales and marketing expenses to increase in absolute dollars as we support new product initiatives and ongoing subscription and cloud growth, but to grow more slowly than revenue over time. As a result, we expect sales and marketing expense as a percentage of revenue to decline as we realize efficiencies and leverage prior investments in customer success.
General and Administrative
Our general and administrative expenses include executive, finance, human resources, information technology, information security, legal, and corporate development and strategy functions, and primarily consist of personnel costs and, to a lesser extent, professional services, software costs, and cloud hosting costs.
The $2.4 million increase in general and administrative expenses during the three months ended April 30, 2026, compared to the same period a year ago, was due to increases in personnel costs of $2.6 million, driven by the impact of annual salary increases and an increase in the annual bonus accrual and stock-based compensation, which was partially offset by the net impact of fluctuations in bad debt expenses, web hosting, software subscription and professional services costs.
The $14.7 million increase in general and administrative expenses during the nine months ended April 30, 2026, compared to the same period a year ago, was due to increases in personnel costs of $9.9 million driven by the impact of annual salary increases and an increase in the annual bonus accrual and stock-based compensation, professional services of $1.8 million, bad debt expenses of $1.5 million, and facilities costs of $1.2 million.
Our general and administrative headcount was 491 at April 30, 2026, compared with 468 at April 30, 2025. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to inflation and investments required to support our strategic initiatives, grow our business, and meet our product and information security, compliance and reporting obligations, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Three Months Ended April 30,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$11,295	$13,794	$(2,499)	(18)%
Interest expense	$(3,318)	$(3,668)	$350	(10)%
Other income (expense), net	$(18,854)	$34,074	$(52,928)	(155)%

	Nine Months Ended April 30,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$38,432	$43,122	$(4,690)	(11)%
Interest expense	$(9,965)	$(9,913)	$(52)	1%
Other income (expense), net	$2,791	$(36,270)	$39,061	(108)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased $2.5 million and $4.7 million during the three and nine months ended April 30, 2026, respectively, compared to the same periods a year ago, primarily due to lower interest rates and lower available funds to invest due to purchases under our stock repurchase program.
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
Interest expense for the three months ended April 30, 2026 consists of stated interest of $2.2 million, non-cash interest expense of $1.0 million related to amortization of debt issuance costs, and $0.2 million of commitment fees on our undrawn 2025 Credit Facility. Interest expense for the three months ended April 30, 2025 consists of stated interest of $2.4 million, non-cash interest expense of $1.1 million related to the amortization of debt issuance costs, and $0.2 million of commitment fees on our undrawn 2025 Credit Facility.
Interest expense for the nine months ended April 30, 2026 consists of stated interest of $6.5 million, non-cash interest expense of $2.9 million related to amortization of debt issuance costs, and $0.5 million of commitment fees on our undrawn 2025 Credit Facility. Interest expense for the nine months ended April 30, 2025 consists of stated interest of $6.8 million, non-cash interest expense of $2.8 million related to the amortization of debt issuance costs, and $0.3 million of commitment fees on our undrawn 2025 Credit Facility.
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
Other income (expense), net during the three months ended April 30, 2026 was expense of $18.9 million, compared to income of $34.1 million during the same period a year ago. This change was primarily driven by a foreign currency loss of $20.1 million during the three months ended April 30, 2026, compared to a gain of $34.2 million during the same period a year ago due to fluctuations in foreign currency exchange rates.
Other income (expense), net during the nine months ended April 30, 2026 was income of $2.8 million, compared to expense of $36.3 million during the same period a year ago due to $53.6 million of expense related to the retirement of a portion of our 2025 Convertible Senior Notes during the nine months ended April 30, 2025. Additionally, during the nine months ended April 30, 2026, we recorded a foreign currency gain of $1.5 million, compared to $14.0 million during the same period a year ago due to fluctuations in foreign currency exchange rates.
Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Three Months Ended April 30,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$3,289	$2,677	$612	23%
Effective tax rate	17%	6%

	Nine Months Ended April 30,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$10,926	$(9,443)	$20,369	(216)%
Effective tax rate	9%	(112)%

We recognized an income tax expense of $3.3 million and $2.7 million for the three months ended April 30, 2026 and 2025, respectively, and an income tax expense of $10.9 million and an income tax benefit of $9.4 million for the nine months ended April 30, 2026 and 2025, respectively.
The change in income taxes recorded for the three months ended April 30, 2026, compared to the same period a year ago, was primarily due to an increase in non-deductible executive compensation, a decrease in the Foreign-Derived Intangible Income (“FDII”) deduction, a decrease in research and development credits due to U.S. tax law changes under H.R. 1 enacted on July 4, 2025, and a decrease in the deductions for stock-based compensation, offset by a decrease in income before taxes.
The change in income taxes recorded for the nine months ended April 30, 2026, compared to the same period a year ago, was primarily due to an increase in income before taxes, an increase in non-deductible executive compensation, a decrease in the FDII deduction, and a decrease in research and development credits due to U.S. tax law changes under H.R. 1 enacted on July 4, 2025, offset by an increase in the deductions for stock-based compensation.
In the United States, on July 4, 2025, H.R. 1 was signed into law. Among other provisions, the legislation reinstated immediate expensing for domestic research and experimental expenditures, extended 100% bonus depreciation for qualified property placed in service beginning January 20, 2025, and made certain other provisions of the Tax Cuts and Jobs Act permanent. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others effective from fiscal year 2027. We recognized the fiscal year 2026 tax effects of the legislation in our income tax provision for the three and nine months ended April 30, 2026.
The effective tax rate of 17% and 9% for the three and nine months ended April 30, 2026, respectively, differs from the statutory U.S. Federal income tax rate of 21% primarily due to tax deductions for stock-based compensation, the FDII deduction, and research and development credits, partially offset by state taxes and certain non-deductible expenses, including the limitation on executive compensation.
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

The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Gross profit reconciliation:
GAAP gross profit	$236,645	$182,698	$677,689	$520,242
Non-GAAP adjustments:
Stock-based compensation	9,498	8,685	28,639	25,833
Amortization of intangibles	1,180	485	3,045	1,455
Non-GAAP gross profit	$247,324	$191,868	$709,373	$547,530

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$30,637	$4,468	$87,556	$11,471
Non-GAAP adjustments:
Stock-based compensation	44,941	40,357	135,015	119,365
Amortization of intangibles	1,765	1,234	4,968	3,879
Acquisition consideration holdback	440	—	1,064	—
Non-GAAP income (loss) from operations	$77,784	$46,059	$228,604	$134,715

Net income (loss) reconciliation:
GAAP net income (loss)	$16,471	$45,991	$107,888	$17,853
Non-GAAP adjustments:
Stock-based compensation	44,941	40,357	135,015	119,365
Amortization of intangibles	1,765	1,234	4,968	3,879
Acquisition consideration holdback	440	—	1,064	—
Amortization of debt issuance costs	984	1,058	2,947	2,782
Changes in fair value of strategic investments	(599)	103	(554)	341
(Gains) losses on sale of strategic investments	(632)	—	(632)	(3,671)
Retirement of debt	—	—	—	53,565
Unrealized foreign exchange rate (gains) losses(1)	20,141	(34,176)	(1,513)	(13,967)
Tax impact of non-GAAP adjustments	(13,864)	(7,157)	(39,295)	(35,330)
Non-GAAP net income (loss)	$69,648	$47,409	$209,888	$144,817

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$3,289	$2,677	$10,926	$(9,443)
Non-GAAP adjustments:
Stock-based compensation	8,881	6,933	26,154	18,110
Amortization of intangibles	349	212	963	586
Acquisition consideration holdback	87	—	206	—
Amortization of debt issuance costs	194	182	571	426
Changes in fair value of strategic investments	(118)	18	(110)	51
(Gains) losses on sale of strategic investments	—	—	—	(520)
Retirement of debt	—	—	—	7,585
Unrealized foreign exchange rate (gains) losses(1)	3,980	(5,871)	(152)	(3,011)
Tax impact of non-GAAP adjustments	490	5,684	11,664	12,103
Non-GAAP tax provision (benefit)	$17,153	$9,834	$50,222	$25,887

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Net income (loss) per share reconciliation:
GAAP net income (loss) per share — diluted	$0.19	$0.54	$1.26	$0.21
Non-GAAP adjustments:
Stock-based compensation	0.53	0.47	1.57	1.39
Amortization of intangibles	0.02	0.01	0.06	0.05
Acquisition consideration holdback	—	—	—	—
Amortization of debt issuance costs	0.01	0.01	0.03	0.03
Changes in fair value of strategic investments	(0.01)	—	(0.01)	—
(Gains) losses on sale of strategic investments	(0.01)	—	(0.01)	(0.04)
Retirement of debt	—	—	—	0.63
Unrealized foreign exchange rate (gains) losses(1)	0.24	(0.40)	(0.02)	(0.16)
Tax impact of non-GAAP adjustments	(0.16)	(0.08)	(0.46)	(0.41)
Non-GAAP net income (loss) per share — diluted	$0.82	$0.55	$2.44	$1.70

Shares used in computing non-GAAP net income (loss) per share amounts:
GAAP and pro forma weighted average shares — diluted	85,065,999	85,880,643	85,945,646	85,654,903
(1) During the three months ended April 30, 2026, we began excluding unrealized foreign currency exchange rate (gains) losses as a non-GAAP adjustment to other income (expense), net. Accordingly, we have recast previously reported amounts in our non-GAAP schedules.
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	April 30, 2026	July 31, 2025
Cash, cash equivalents, and investments	$1,146,800	$1,483,197
Working capital	$718,235	$962,613
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
As of April 30, 2026, approximately $92.3 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the United States in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
Revolving Credit Facility
In December 2024, we entered into a revolving credit agreement (the “Credit Agreement”), which provides for a senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “2025 Credit Facility”). At our discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement. As of April 30, 2026, there were no outstanding borrowings of revolving loans under the 2025 Credit Facility and we were in compliance with related covenants. As of April 30, 2026, there was an outstanding standby letter of credit issued under the 2025 Credit Facility in an immaterial amount.
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
During the three and nine months ended April 30, 2026, we repurchased 1,696,180 and 2,437,175 shares of common stock, respectively, at an average price of $147.07 and $163.16, respectively.
During the three and nine months ended April 30, 2025, we did not repurchase any shares of common stock.
As of April 30, 2026, we had $240.5 million available to repurchase shares under the new share repurchase program. If we execute fully on the share repurchase program in the fiscal year, we may be subject to excise taxes on the share repurchase in accordance with the Inflation Reduction Act of 2022.
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
We believe that our existing cash and cash equivalents and other sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development and cloud operations efforts, investments in cloud infrastructure, cybersecurity, and operating costs, and expansion into other markets. We may also invest in or acquire complementary businesses, applications or technologies, or may execute on a board-authorized share repurchase program, which may require the use of significant cash resources and/or additional financing.
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (in thousands):

	Nine Months Ended April 30,
	2026	2025
Net cash provided by (used in) operating activities	$105,830	$56,036
Net cash provided by (used in) investing activities	$(133,412)	$(178,576)
Net cash provided by (used in) financing activities	$(378,544)	$81,565
Cash Flows from Operating Activities
Net cash provided by operating activities was $105.8 million for the nine months ended April 30, 2026 compared to net cash provided of $56.0 million during the nine months ended April 30, 2025. This $49.8 million increase in cash provided by operating activities was attributable to a $82.2 million increase in net income, after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, and other non-cash items, offset by a $32.4 million increase in cash used by working capital activities.
Cash Flows from Investing Activities
Net cash used in investing activities was $133.4 million for the nine months ended April 30, 2026 compared to net cash used in investing activities of $178.6 million during the nine months ended April 30, 2025. The $45.2 million decrease in cash used was primarily due to higher proceeds from the sales and maturities of available-for-sale securities, relative to purchases, compared to the same period a year ago of $80.2 million, partially offset by a net $17.7 million impact from strategic investment activity, an increase of $6.7 million in net cash paid as purchase consideration for business acquisitions, an increase in purchases of property and equipment primarily due to new office build outs of $7.6 million, and an increase in capitalized software development costs of $3.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended April 30, 2026 was $378.5 million compared to $81.6 million provided by financing activities for the nine months ended April 30, 2025. This $460.1 million increase in cash used was primarily due to $392.4 million in cash paid for shares repurchased under the authorized and approved share repurchase programs, and $2.6 million from lower proceeds from stock option exercises, offset by $13.4 million of proceeds received from the issuance of common stock under the employee stock purchase plan. Additionally, during the nine months ended April 30, 2025, $80.5 million in net cash was received related to the issuance of the 2029 Convertible Senior Notes and related capped calls, in addition to the retirement and maturity of the 2025 Convertible Senior Notes, and $2.1 million was used to establish our revolving credit facility which did not recur in the current year.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended July 31, 2025.
See our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
Through April 30, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of April 30, 2026 and July 31, 2025 were $1,146.8 million and $1,483.2 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities, and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the United States, affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $6.3 million and $5.3 million in the market value of our available-for-sale securities as of April 30, 2026 and July 31, 2025, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Additionally, our 2025 Credit Facility, which was undrawn as of April 30, 2026, bears interest at floating rates, including (i) for U.S. Dollar-denominated loans, at our option, either the bank’s base rate plus 0.25% to 1.25% per annum or term SOFR (as defined in the Credit Agreement) plus 1.25% to 2.25% per annum, and (ii) for alternative currency-denominated loans, the applicable alternative currency rate plus 1.25% to 2.25% per annum, with margins determined based on our total net leverage ratio, thus exposing us to potential interest rate fluctuations should we decide to access the facility.
Foreign Currency Exchange Risk
Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Polish Zloty, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the nine months ended April 30, 2026 and 2025, we recorded a foreign currency gain of $1.5 million and gain of $14.0 million, respectively, as a component of other income (expense) in our condensed consolidated statement of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $76.7 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2026 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The market for our products is constantly evolving, and our pricing and packaging decisions are made based on the best information available at the time, but future outcomes may differ significantly from our expectations. We are continually analyzing and refining our pricing and packaging models to adapt to this dynamic environment. For example, we may need to change our pricing in future periods in response to market demands, the inflation, tariffs, and interest rate environment, or increased costs. Our contracts are often multi-year in duration and our inability to foresee changing events could impact the profitability of certain contracts. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively in each market. In addition, if our mix or bundle of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition. In addition, we cannot predict whether our current or prospective customers, or the market in general, will accept these changes. If these adjustments do not gain acceptance, our business and operational results could be adversely affected. Failure to identify an optimal pricing and packaging strategy may harm our business and operational outcomes. Should customers reject our new or modified pricing plans, we may face increasing challenges in attracting new customers and retaining existing ones, particularly if we apply new pricing models to current customer subscriptions.

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
•the need to localize our contracts, our billing practices, and our products for international customers;
•lack of familiarity with and unexpected changes in foreign regulatory requirements, including requirements around employee compensation and benefits;
•increased exposure to fluctuations in currency exchange rates, especially on revenue and ARR;
•highly inflationary international economies and related governments;
•geographic and political conflicts, such as the war between Russia and Ukraine, ongoing conflicts in the Middle East, and the escalating tensions in the South China Sea;
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
Our products and business involve the collection, storage and processing of customer data and, in some cases, information that relates to individuals and/or constitutes personal data (including from our employees, business partners and others, and, in some cases, from our customers), and our products may provide business critical software and analytics necessary for our customers’ operations. As such, we may be an attractive target for data security attacks that threaten the confidentiality, integrity, and availability of our information technology systems and confidential information. Security incidents or breaches could result in public disclosure of confidential information or personal information, loss or modification of data affecting our customers’ operations, fraud or theft, ransom demands, or other misuse of confidential information or personal information, which in turn could result in our cloud services being perceived as not being secure, a reduction in customers using our products, as well as litigation, breach of contract claims, indemnity obligations, additional reporting requirements and/or oversight, restrictions on processing data, and other liabilities, all of which could lead to loss of revenue, a diminished ability to retain or attract new customers due to reputational harm, fines, costs, or other penalties or sanctions. While we have taken, and are continually updating and enhancing, steps to protect the confidential information, customer data and personal data that we steward, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on could be breached. We rely on third-party technology and systems for a variety of information technology systems and related products and services, including, without limitation, cloud computing services, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Our ability to control or prevent breaches of any of these systems may be beyond our control. Any failure by a third party to prevent or mitigate data security incidents, breaches or improper access to, or use, acquisition, disclosure, alteration or destruction of customer data could have adverse consequences for us. Because techniques used to obtain unauthorized access or infiltrate, sabotage, disable or degrade systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures. The use of constantly evolving technologies by diverse threat actors, including state-sponsored organizations, opportunistic hackers and hacktivists, such as the increased use of AI technologies, are sophisticated and complex and may increase the velocity of such threats, frequency of incident cases, and otherwise magnifying the risks associated with these types of attacks. These attack vectors may include social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open source software or the exploitation of bugs, misconfigurations or exploited vulnerabilities in software or hardware that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Although we have developed systems and processes designed to protect our and our customers’ data, prevent loss or unauthorized modification of data, ensure only authorized use of services, and prevent other cybersecurity incidents or breaches, including systems and processes designed to reduce the impact of a security incident or breach to a third-party vendor, such measures cannot provide absolute security, and our systems may be vulnerable to malware or physical or electronic break-ins that our security measures may not be able to detect, investigate, remediate or recover from, or to avoid a material adverse impact to our information technology systems, confidential information, supply chain or business. Moreover, we have acquired and continue to acquire companies whose systems may contain cybersecurity vulnerabilities and/or unsophisticated security measures, which may expose us to significant cybersecurity, operational, and financial risks. Because our products are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own information technology systems and/or confidential information as well.

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
In January 2026, our board of directors approved and authorized a new share repurchase program of up to $500.0 million of our outstanding shares of common stock, following the completion of our previous $400.0 million share repurchase program authorized in September 2022. As of April 30, 2026, $240.5 million of our share repurchase program remained available for future repurchases. Share repurchases under the share repurchase program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. Our share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves.
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
As of April 30, 2026, we had outstanding an aggregate principal amount of $690.0 million of our 2029 Convertible Senior Notes, due November 2029. In addition, we have available a $300.0 million senior revolving credit facility, arranged by a syndicate of financial institutions. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Geopolitical and macroeconomic factors, such as the war between Russia and Ukraine, ongoing conflicts in the Middle East, escalating tensions in the South China Sea, high interest rates, tariffs, financial instability and crises, pandemics, and supply chain issues, have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, have been adversely impacted due to the disruptions resulting from such events, and may be again in the future. Such global events have disrupted and may again disrupt the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles could increase, which could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from such global events and related implementation delays. As a result of such developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, or goodwill. Due to the continuing and evolving nature of such global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition. Further, to the extent global events adversely affect our business, results of operations, or financial condition, such events may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our customers may defer or forgo purchases of our products in the event of weakened global economic conditions, political transitions, and industry consolidation.
General worldwide economic conditions remain unstable, and prolonged economic uncertainties or downturns could harm our business, results of operations, or financial condition. In particular, global inflation concerns, the war between Russia and Ukraine, ongoing conflicts in the Middle East, escalating tensions in the South China Sea, tariffs, and the occurrence of regional epidemics or a global pandemic and related public health measures, have created and may continue to create global economic uncertainty in regions in which we have significant operations. These conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, delay or increase pricing pressures on services engagements, or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, tariffs, and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.
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
Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes that impact our business, our customers, or third parties we rely on can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, typhoons, windstorms, earthquakes, hail, tornadoes, explosions, volcanic eruptions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism, armed conflict, or uncertainty in the geopolitical landscape, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East, as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Events such as hurricanes, wildfires, heatwaves, earthquakes, and flooding in various regions illustrate the potential severity of such occurrences and their significant impact on P&C insurers. Such events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a majority of our foreign currency exposure at the cash flow or operating income level because we typically collect revenue and incur costs in the currency of the location in which we provide our products and services, our relationships with our customers are long-term in nature so it is difficult to predict if our operating activities will provide a natural hedge in the future. In addition, because our contracts are characterized by large annual payments, significant fluctuations in foreign currency exchange rates that coincide with annual payments may affect our cash flows, revenue or financial results in such quarters. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain current asset and liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenue, ARR, and operating income, which could have an adverse effect on our stock price. We expect global exchange rates for various currencies may be more volatile than normal as a result of global events, including the war between Russia and Ukraine, ongoing conflicts in the Middle East, the escalation of tensions in the South China Sea, and related events. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenue, ARR, or results of operations.

The conversion feature of the 2029 Convertible Senior Notes may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the 2029 Convertible Senior Notes is triggered, the holders thereof will be entitled under the terms of the 2029 Indenture to convert their 2029 Convertible Senior Notes at their option. As of April 30, 2026, the conditional conversion feature of our 2029 Convertible Senior Notes was not triggered. If the conditional conversion feature of the 2029 Convertible Senior Notes is triggered and one or more holders elect to convert their 2029 Convertible Senior Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of equity securities by the Company during the three months ended April 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Programs (1)
February 1, 2026 - February 28, 2026	—	$—	—	$490
March 1, 2026 - March 31, 2026	902,315	$155.77	902,315	$349
April 1, 2026 - April 30, 2026	793,865	$137.18	793,865	$241
(1) On January 8, 2026, we announced that our board of directors authorized and approved a share repurchase program of up to $500.0 million of our outstanding common stock. We began repurchasing shares under this program during the second quarter of fiscal year 2026. During the three months ended April 30, 2026, we entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under this program. The repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time. There is no stated expiration date for the program.
ITEM 5.Other Information
During the three months ended April 30, 2026, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act, as follows:

Name and Title	Action	Date of Action	Number of Shares to be Sold
Jeff Cooper, Chief Financial Officer	Termination (1)	February 5, 2026	Up to 35,894 (1)
Jeff Cooper, Chief Financial Officer	Adoption (2)	March 20, 2026	Up to 16,760 (3)
Winston King, Chief Administrative Officer, General Counsel, and Secretary	Amendment (4)	April 9, 2026	Up to 25,691 (3)
(1) Mr. Cooper terminated his Rule 10b5-1 trading arrangement, which was originally adopted on October 14, 2025. The aggregate number of shares reported in this table represents the total shares originally authorized for potential sale under the arrangement prior to its termination.
(2) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales occurring periodically from the estimated selling start date of June 22, 2026 and continuing through the earlier of the execution of all trading orders pursuant to the plan and December 31, 2026.
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
(4) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) with sales occurring periodically from the estimated selling start date of July 9, 2026 and continuing through the earlier of the execution of all trading orders pursuant to the plan and December 31, 2026. The amendment changed the price limits for sales, number of shares to sell, and the timing of sales under the trading arrangement originally adopted on October 14, 2025.

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

Date:	June 4, 2026	GUIDEWIRE SOFTWARE, INC.

		By:	/s/ JEFF COOPER
Jeff Cooper
Chief Financial Officer (Principal Financial Officer)