Form 10-K
period 2026-07-31
Guidewire Software, Inc.
filed 2026-09-11
CIK 1528396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
 ________________________________________
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2026
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
970 Park Pl, Suite 200, San Mateo, California, 94403
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
1

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on January 30, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $7.4 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
On August 31, 2026, the registrant had 81,992,669 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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
Our foundational core products, InsuranceSuite and InsuranceNow, are delivered as a cloud-based subscription service leveraging our proprietary cloud platform which we refer to as Guidewire Cloud Platform (“GWCP”). These products serve as transactional systems of record, fully supporting insurance operations, including product definition, pricing and rating, underwriting, policy administration, billing, and claims management.
Our platform combines core systems of record with digital, analytics, and predictive and generative artificial intelligence (“AI”) capabilities. To support our core systems, we provide digital engagement offerings that enable seamless sales and pricing and rating solutions that enable sophisticated pricing models and streamlined rate logic deployment. Our platform provides enhanced claims experiences for policyholders, agents, vendors, and field personnel, and analytics products that allow insurers to manage and use data more effectively, gain business insights, improve operational efficiency, and underwrite emerging risks. To support insurers worldwide, we localize our products to address diverse regulatory, language, and currency requirements. Additionally, we provide Guidewire Marketplace to empower customers pursuing innovation initiatives by offering a vetted collection of insurtech applications that allow them to differentiate their businesses by leveraging capabilities from the Guidewire ecosystem.
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
In addition to migration and expansion activity on GWCP, our growth depends on continuously enhancing existing products, introducing new capabilities, ensuring efficient cloud operations, and expanding local or market-specific content. We sell our products through subscription services for our platform and cloud-delivered products. We generally price our subscription services for core products based on the amount of Direct Written Premium (“DWP”) managed on our platform, with certain cloud-delivered products priced based on usage and associated resource consumption. Initial subscription agreements are generally five years in duration, with annual renewals thereafter. In some instances, we have customers that sign contracts with an initial term of seven years or longer. Subscription revenue is recognized ratably over the contract term. We also offer term licenses, primarily for existing on-premise customers, as well as support and professional services. Support is typically priced as a percentage of license fees and recognized ratably. Professional services are generally billed monthly on a time-and-materials basis; however, certain services engagements are based on a fixed fee, and revenue is recognized on a percentage of completion basis.
Industry Background
The P&C insurance industry is large, fragmented, highly regulated, and complex. It is also highly competitive, with insurers competing primarily on product differentiation, coverage and pricing options, customer and claims service, and channel strategies. Often, P&C insurers rely on legacy or immature systems that may impact their ability to respond to business and market requirements.
To better respond to market demands, P&C insurers modernize their transactional core systems to manage key functional areas of P&C insurance, including product definition, pricing and rating, underwriting, policy administration, billing, and claims management. Product definition specifies the insurance coverage, pricing, and financial and legal terms of insurance policies. Pricing and rating consist of developing, testing, and deploying pricing models, rating rules, and rate tables that incorporate internal and external data to estimate risk, set premiums that reflect underwriting strategy and regulatory and market requirements, and apply those premiums consistently for new business and renewals. Underwriting and policy administration includes collecting information from potential policyholders, determining appropriate coverages and terms, pricing policies, issuing policies, and updating and maintaining policies over their lifetimes. Claims management includes loss intake, investigation and evaluation of incidents, settlement negotiation, vendor management, litigation management, and payment processing. Billing includes policyholder invoicing, payment collection, and agent commission calculation. We believe insurers that adopt modern, cloud-based core systems can enhance customer experience, operate more efficiently, and introduce innovative products more rapidly.
We believe the P&C insurance industry is rapidly evolving in how insurers engage with, sell to, and manage relationships with, consumers and businesses. Today, P&C insurers are striving to respond to significant changes in their competitive marketplace and the characteristics of the risks they underwrite. The most significant changes include:

•increased need for agility and efficiency from core systems to address rapid changes in the industry;
•an increase in the number of events and insured losses resulting from catastrophes and natural disasters impacting the P&C insurance industry requiring agility and innovation from its core systems;
•a rise in customer expectations for digital, mobile, and omnichannel interaction to augment the traditional agent model;
•a growth in demand for personalized services and products;
•an increase in technology and market-driven changes in vehicular risk, including usage and driving behavior based insurance;
•an increase in consolidation among insurance providers and associated rationalization of product lines and geographic footprints to eliminate overlap and improve combined ratios;
•an increasingly complex distribution ecosystem composed of managing agents, wholesalers, and program administrators who pose both threats and opportunities to insurer growth and profitability;
•demand for coverage of emerging risks such as terrorism, cybersecurity, AI, pandemic, and reputational risk, and the impact of social inflation on increasing liability claims;
•growing data volumes which require modern tools to build analytics and gain actionable insights;
•advances in the use of data and AI-based analytics to better market to and engage with customers, price policies, and manage claims;
•development of opportunities to compete or partner with new or non-traditional players, such as insurtech businesses, that offer disruptive underwriting and distribution models;
•generational turnover in the underwriting and claims workforce, as the baby boomer generation retires and insurers must hire, train, and retain talent at scale; and
•the introduction and leveraging of new technologies, such as generative AI, large language models, autonomous driving, and the internet-of-things.
While each insurer may have different goals and priorities when pursuing new technology investments, in response to these trends, changes, challenges, and opportunities, there are several major themes that we believe guide these investments:
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
•Agility. Insurers face rising competitive and market pressures that demand faster product definition, risk selection and pricing, and market adjustments. These pressures are rapidly changing and heightened by climate-driven risk events such as wildfires and floods, growing competition from digital-first insurers, social inflation that is contributing to higher claims severity across lines of business, and broader macroeconomic challenges including inflation, supply chain volatility, and changes in trade policies.
•Data Driven Decision-Making. Insurers are increasingly leveraging proprietary and third-party data sources, ranging from the internet-of-things to catastrophe and climate models, in order to inform decisions across underwriting, claims, and pricing. Predictive analytics and AI technologies can help underwriters and claims professionals improve risk selection and loss outcomes, while automation enables straight-through processing where possible. At the same time, insurers must balance these gains with transparency and compliance requirements around the use of analytics and AI technologies. Insurers also face costs from fraud in underwriting and claims and are using analytics and AI technologies to improve detection and reduce related expenses.
•Digital Engagement Models. Policyholders and agents increasingly expect seamless, digital-first experiences. Insurers are investing in modern engagement tools to reduce customer dissatisfaction and improve retention while transitioning from transactional interactions to more advisory and personalized relationships. Examples include embedded insurance offerings, personalized product recommendations, and omnichannel claims service. These investments can drive higher lead conversion and lower churn.
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
Products
The Guidewire product portfolio is designed so that insurers can increase revenue, reduce operational costs and losses, improve pricing, and engage with a customer base that increasingly demands convenience and automated forms of self-service and communication. We are investing in research and development to accelerate improvements in our platform and suite of products to better serve our customers.
Core Operational Products
We offer the following suite of products: Guidewire InsuranceSuite and Guidewire InsuranceNow.
Guidewire InsuranceSuite
Guidewire InsuranceSuite is a highly configurable and scalable product, delivered as a service, and primarily comprised of five core applications (PolicyCenter, ClaimCenter, BillingCenter, PricingCenter and UnderwritingCenter) that can be subscribed to separately or together. These applications are built on and optimized for our GWCP architecture and leverage our in-house cloud operations team. GWCP is a Guidewire-developed infrastructure layer enabled by and hosted on Amazon Web Services (“AWS”). GWCP’s architecture consists of three primary layers. The specialized cloud infrastructure service and tool layer centered around optimizing service and resource availability, performance, scalability, and cost efficiency, maintaining data security, privacy and regulatory compliance, and offering a high degree of service observability to provide customers with better insight and control consistent with their operational needs. The data platform layer providing access to core and predictive analytics data to allow creation of curated datasets that can be used to drive delivery of actionable insights across the insurance lifecycle. The app platform layer containing modular, cloud-native services decoupled from the InsuranceSuite core that can be used individually or interconnected to enhance existing applications and empower creation of new business applications. GWCP was developed to meet the specialized needs of the P&C insurance industry, providing a scalable cloud architecture that combines multi-tenant cloud services and tools with the ability to isolate each customer’s system of record and database instances. This architectural approach provides our customers with the benefits of cloud-native infrastructure and services and the flexibility to provide differentiated services to their customers.
InsuranceSuite is designed to support multiple releases each year to accelerate delivery of new capabilities and ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite embeds digital, analytics, and generative AI capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite.
Guidewire PolicyCenter is our flexible underwriting and policy administration application that serves as a comprehensive system-of-record supporting the entire policy lifecycle, including product definition, underwriting, quoting, binding, issuance, endorsements, audits, cancellations, and renewals. Guidewire PricingCenter is our integrated pricing and rating engine that centralizes pricing strategy, operationalizes advanced analytics, and enables rapid test-and-learn rate changes across products, channels, and regions. Guidewire UnderwritingCenter is an agentic, AI-powered underwriting application that turns submissions into better, faster decisions from intake through risk selection and bind, unifying data, workflows, and insights so underwriters can focus on high-value, preferred opportunities. Guidewire ClaimCenter is a complete end-to-end claims management solution that offers core claims management and servicing functionality. Guidewire BillingCenter automates the billing lifecycle, enables the design of a wide variety of billing and payment plans, manages agent commissions, and integrates with external payment systems. These primary applications also include predictive analytics that drive smart decisions, digital engagement, and an ecosystem of partners and insurtechs.
Guidewire InsuranceNow
Guidewire InsuranceNow is a cloud-based application that offers policy administration, claims management, and billing functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity in a single bundled software service. Like InsuranceSuite, InsuranceNow is hosted on GWCP and managed by our internal cloud operations team. InsuranceNow is currently only available in the United States (“U.S.”) and Canada, and is generally suited to mid-market carriers and managing general agents, who are highly cost sensitive and whose needs are often not as complex as a typical InsuranceSuite customer.
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
Guidewire Advanced Product Designer
Guidewire Advanced Product Designer is a cloud-native application for insurance product design and visual product modeling tools across the complete insurance lifecycle. It enables insurers to launch and update products quickly by providing visual product development tools, prebuilt product model templates, product management capability, and auto generated product code.
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
Guidewire ProNavigator
Guidewire ProNavigator is an AI-powered intelligent assistant embedded in select InsuranceSuite applications and InsuranceNow. It uses insurer-approved documentation and core system context to deliver context-specific answers, suggestions, and actions directly within underwriting, claims, billing, and customer service workflows. These capabilities help insurers reduce time spent searching for information and support more consistent, auditable decisions across the insurance lifecycle.
Digital Engagement
Guidewire Digital Engagement Applications
Our Digital Engagement Applications enable insurers to provide digital experiences to customers, agents, vendors, and field personnel through their device of choice. As consumers increasingly use self-service functions on the internet and on mobile devices, we believe that many of them prefer to interact with their insurance providers digitally and that they expect to have a consistent and efficient transactional experience through multiple channels, whether online, in-person or by phone. Our Digital Engagement Applications also benefit agents and brokers who are seeking to automate business processes with insurers to improve customer service and productivity. Digital engagement applications are enabled by the Jutro Digital Platform (“Jutro”), allowing insurers to strengthen customer relationships and brand loyalty while reducing operational cost through easy-to-use, self-service interactions. The focus of Jutro is on empowering “digital native users,” or those who understand and expect to interact with their insurers through digital experiences that are seamless, intuitive, user-friendly, mobile-ready, and omnichannel. In order to provide a holistic experience, Digital Applications are fully integrated with InsuranceSuite.
Data and Analytics
We offer a variety of applications that allow insurers to evaluate risks and write more profitable business by enabling a seamless path from data to value.
Guidewire HazardHub
Guidewire HazardHub allows insurers to understand, assess, price, and manage property risk quickly and intelligently. HazardHub provides a single source of geospatial risk data, and provides access to more than 950 risk variables, including perils from flood, earthquake, and fire. HazardHub is a cloud-native solution delivered through an Application Programming Interface (“API”)

that provides access to this information for any personal or commercial property located in 19 countries, including, among others, Australia, France, Germany, New Zealand, South Africa, the United Kingdom (“U.K.”), and the U.S., and has the ability to evaluate an entire portfolio for property risk.
Guidewire Predict
Guidewire Predict is a P&C-specific machine-learning platform that empowers insurers to make intelligent data-driven decisions throughout the insurance lifecycle by building (or importing) predictive models from multiple data sets, designing comprehensive solutions, and operationalizing the predictive insights. Predict allows insurers to rapidly turn any model into business value by delivering guidance to frontline decision makers. Predict for Claims helps customers to better manage claim indemnity and loss-adjustment expenses. Predict for Profitability improves pricing accuracy and customer satisfaction.
Guidewire Data Studio
Guidewire Data Studio is a cloud-native application leveraging the Guidewire Data Platform. It is designed to provide streamlined access to the core data from InsuranceSuite products. It provides a curated content data repository that enables insurers to build, organize, and publish InsuranceSuite datasets for downstream applications. This is enabled through an analytics-ready semantic model layer (Guidewire Insurance Data Model) that provides pre-curated P&C insurance-specific metrics and attributes; data dictionaries; and supporting user diagrams and documentation. This facilitates the generation of financial and business insights, ultimately improving policy and claims outcomes for insurers.
Guidewire Canvas
Guidewire Canvas is a cloud-native application included with ClaimCenter. It features an interactive map that enables claims management and catastrophe response teams to geo-visualize claims to help improve customer satisfaction and reduce indemnity by proactively responding to storm, wildfire, earthquake, and other catastrophic events.
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
Guidewire Industry Intel
Guidewire Industry Intel comprises a set of pre-built AI-based models powered by one of the largest pooled, anonymized datasets in the industry. Intel provides carriers with line-of-business-specific actionable predictions to enhance operational efficiency directly embedded into core workflows within PolicyCenter and ClaimCenter.
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
Guidewire Explore
Guidewire Explore is a cloud-native business intelligence application with ready-to-use datasets, reports, and dashboards that provides insurers with financial and operational insights to better understand the health of their business, make informed decisions, identify areas of improvement, stay competitive, and provide information access and visibility to support internal and external stakeholders.
Guidewire DataHub and InfoCenter
Guidewire DataHub is an operational data store that unifies, standardizes, and stores data from InsuranceSuite, other internal insurer systems, as well as external data sources.

Guidewire InfoCenter is a business intelligence warehouse and reporting tool for P&C insurers that provides data visualization, reporting, and dashboards for business intelligence, analysis, and enhanced decision making. With Guidewire InfoCenter, insurers gain flexible operational insights as well as the ability to optimize their business.
Guidewire Marketplace
The Guidewire Marketplace is where insurers find vetted applications, market-specific content, and other extensions that complement the Guidewire platform from our PartnerConnect partners, as well as Guidewire product and services teams. These extensions help insurers to rapidly innovate and differentiate their businesses by allowing them to leverage capabilities from the Guidewire ecosystem to meet their business goals. The Guidewire Marketplace also empowers customers pursuing innovation initiatives by offering a vetted collection of insurtech applications. Additionally, we promote innovation through our Insurtech Vanguards which is a community of select startups and technology providers, bringing transformative solutions to the P&C industry and making innovation more accessible. Twenty-seven Insurtech Vanguards have been promoted to our PartnerConnect program. As of July 31, 2026, the Guidewire Marketplace had over 415 partner-developed integrations that have been certified Ready for Guidewire under our validation program and hundreds of Guidewire-developed resources available for download. We are continually expanding the breadth of functionality and depth of partnerships in the Guidewire Marketplace.
Technology
We have increased the scope of our platform, products, and business through internal development and acquisitions. This growing scope has required greater investment in the development of APIs, integrations, and other shared services necessary to unify the operations and user experiences across our application portfolio. The prioritization of cloud-delivered solutions has also required significant focus in improving our ability to manage, secure, and operate our applications on behalf of our customers, consistent with a cloud-based service.
Our cloud infrastructure is designed to enhance the security, stability, scalability and efficiency of our applications. Our cloud infrastructure leverages AWS regions worldwide and is tailored to provide both the benefit of cloud subscription services delivered in a cloud-native multi-tenant model while still providing insurers with the ability to configure and extend their applications via single-tenant environments which are easily managed via the DevOps tools available through the Guidewire Cloud Home interface. Our cloud services and products are designed to comply with relevant standards set by the International Organization for Standardization, American Institute of Certified Public Accountants, and Payment Card Industry Security Standards Council.
Finally, we continue to improve the scalability and high availability of our cloud infrastructure, which performs millions of complex, business-critical transactions daily. Our architecture is designed to maintain accuracy and availability not only during normal business operations, but also during extraordinary events, including catastrophic disruptions that may drive extremely high transaction volumes in a short period of time. To this end, we invest in disaster recovery and failover capabilities, redundant systems, and elastic scaling, designed to support continuity of service and recovery even under severe or unpredictable conditions.
Services
We provide implementation, cloud migration, and integration services to help our customers realize the benefits of our products. Our delivery services teams assist customers in building implementation or migration plans, integrating our software with their existing systems, and defining business rules and specific requirements unique to each customer. We also partner with leading SI consulting firms, certified on our software, to achieve scalable, cost effective engagements for our customers.

We are expanding our portfolio of services to include AI-enabled advisory, migration, and implementation offerings that are designed to accelerate customer adoption of our software while reducing the cost and complexity of implementation, including requirements, development, testing, and ongoing operations. These AI driven services help customers more rapidly configure, deploy, and optimize our products, reduce the need for extensive custom development and streamline maintenance over the life of the deployment. We are also expanding specialized field engineering capabilities that provide deep, hands-on technical expertise to deliver durable, production ready customer solutions quickly, address complex requirements early in the lifecycle, and help ensure that deployments are scalable, resilient, and easier to support over time.

Our investments in services, AI-enabled offerings, field engineering, and partners are designed to help ensure customer success by committing appropriate resources and expertise to implementation and transformation projects.

Customer Support
We provide support for our subscription customers as part of our subscription services and to our license customers for an annual fee based on a percentage of the license fees. Subscription services also include regular updates to Guidewire software to ensure that our customers can easily access our latest innovations. Many new capabilities are made available as configurable options so customers can choose when to adopt them, allowing them to roll out improvements at a pace that fits their business.
Our Cloud platform includes automated tooling to evaluate customer implementations against our published Cloud Standards, including related security and operational requirements.
Our Guidewire Global Support team provides 24x7 platform and application support to all customers, working together with our Operations and Customer Success teams to optimize adoption, user experience, and alignment with business requirements.
Employees and Human Capital Resources
Our business requires attracting, developing, and retaining a motivated team of individuals. Understanding and proactively anticipating the priorities and needs of our current and future employees is important to realizing our mission to be the platform P&C insurers rely on to engage, innovate, and grow efficiently.
As of July 31, 2026, we had 4,174 employees, including 2,082 in global product development and operations (comprised of research and development, cloud operations, and technical support), 1,015 in professional services, 553 in sales and marketing, and 524 in general and administrative roles. As of July 31, 2026, we had 1,762 employees in the U.S. and 2,412 employees internationally. Our employees in the U.S. are not represented by a labor union; however, in certain foreign locations, there are workers’ councils that represent our employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Attracting, Developing, and Retaining Employees
Our recruiting, development, and retention objectives focus on providing an optimal employee experience and culture across the employee life cycle, and involve attracting skilled and engaged employees who contribute the talent and range of perspectives critical to our innovative, forward-looking, and inclusive workforce. Our recruiting process is designed to foster a workplace where individuals are treated equitably, evaluated on professional qualifications and personal potential, and given equal opportunity to succeed. For certain roles and when required to meet our business needs, flexible work policies expand our ability to hire and retain talent in geographies where we do not have physical offices. Fostering career progression through continuous learning empowers our employees to pursue their professional goals, which is critical to developing and retaining our employees. We invest in broad-based development by providing diverse growth opportunities, including skills training, technology-enabled learning resources, mentorship, and leadership programs. We gauge progress and efficacy, identify opportunities for change, and pursue solutions through tracking and analyzing data from various sources such as annual talent reviews, employee feedback, and our progress toward hiring and promotion goals.
Total Rewards and Well-Being
We offer a competitive total rewards program designed to attract, motivate, and retain top talent while aligning employee interests with long-term stockholder value. Our compensation structure utilizes a combination of market-competitive base pay, performance-based cash bonuses, and, where appropriate, long-term incentive awards. Eligible employees may also participate in our employee stock purchase plan to purchase our common stock at a discount. To support our employees’ physical, emotional, and financial well-being, we provide comprehensive, country-specific benefits that generally include health insurance and retirement plans. Additionally, we provide global lifestyle spending accounts that allow employees to personalize their well-being support, alongside global recognition and referral programs that celebrate peer contributions, service milestones, and alignment with our core values.
Corporate Culture and Employee Engagement
Our values of integrity, rationality, and collegiality are the foundation of how we work with one another. We believe that understanding and respecting broad perspectives and experiences drives an innovative, collaborative, and engaged workplace. We actively gauge workforce sentiment and measure the health of our culture through regular, confidential employee engagement surveys, annual talent reviews, and ongoing communication channels. Insights from employee feedback help guide company initiatives, refine talent strategies, and foster an inclusive, respectful work environment.
Guidewire Gives Back
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
Customers
We market and sell our products to a wide variety of global P&C insurers ranging from some of the largest global insurers to national, regional, and state companies. We believe strong customer relationships are a key driver of our success given the long-term nature of our customer engagements and importance of customer references for new sales. We focus on developing and maintaining our customer relationships through customer service and account management. Customers are defined as entities that have placed orders for our services or products. In some instances, a parent corporation can have multiple entities, or insurance brands, that place orders for our services or products and, in other instances, customers are in industries adjacent to the insurance industry and do not have an insurance brand. As of July 31, 2026, we had approximately 550 customers in 44 countries. In some cases, our customers may represent more than one insurance brand. Our customer definition excludes customers that pay us less than $10,000 per year, which primarily represents customers of our HazardHub product.
Strategic Relationships
We have extensive relationships with SI, consulting, technology, and industry partners. Our network of partners has expanded as interest in and adoption of our platform has grown. Our strong relationships with leading SI partners enhance our direct sales through co-marketing efforts and by providing additional market validation of the distinctiveness and quality of our offerings. We encourage our partners to pursue joint sales initiatives, obtain certifications related to our products, and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our resources on continued innovation and further enhancement of our solutions.
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
Our marketing team supports sales with competitive analysis and sales tools, while investing to strengthen our brand name and reputation. We participate at industry conferences, are published frequently in the industry press, and have active relationships with all of the major industry analysts. We also host Connections, our annual customer conference, where customers both participate in and deliver presentations on a wide range of Guidewire and insurance technology topics. We invite potential customers and partners to our customer conference, as we believe customer references are a key component of driving new sales. We optimize website content for both traditional search engines and large language models to extend our brand reach.
Our customer success team supports our customers from the outset of their transformation programs through ongoing production operations by coordinating specialized resources focused on adoption and value realization. We partner with customers at onboarding to understand their strategic objectives, monitor the use of existing and new product capabilities, and advocate for customer needs across our product, services, and support teams, in order to help customers realize the value of their investments in our platform.

Customer success provides ongoing technical alignment, including cloud onboarding, enablement, and update planning, and helps ensure that customer implementations operate in accordance with our cloud standards and practices.
Research and Development
Our research and development efforts focus on new enhanced products, embedding AI services across our platform, delivering AI assistants to guide users, automating tasks across the P&C insurance lifecycle, and improving our platform services with operational efficiency, data analytics, security, and privacy in the cloud. These efforts are intended to help our customers improve their operations; drive greater digital engagement with their customers, agents, and brokers; and gather, store and analyze data to improve business decisions. We also invest significantly in developing our products and necessary integrations to meet the market requirements, including regulations, language, currency, and local terminology, of each country or state in which our customers operate. This market-segment specific functionality must be updated regularly in order to stay current with regulatory changes in each market.
Our investments in cloud operations are focused on managing the infrastructure for our cloud-based customers in a secure, efficient, and cost-effective manner.
Competition
The software market that caters to the P&C insurance industry is highly competitive, rapidly evolving, and fragmented. Increased spending by insurers on software solutions and the emergence of new platforms that have broadened from core system modernization to new digital engagement and data and analytics solutions have generated significant interest among investors and entrepreneurs. Increased capital allows market participants, or potential market participants, such as insurtech companies and specialized AI companies, to adopt more aggressive go-to-market strategies, improve existing products, introduce new products, develop innovative solutions that disrupt the market, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs, and the adoption of cloud deployed solutions. These factors create an environment of shifting and increasing competition. Our current and future competitors vary in size and in the breadth and scope of the products they offer. As we expand our product portfolio, we may begin to compete with software and service providers we have not traditionally competed against. Further, as artificial intelligence technologies, including machine learning, generative and agentic AI, and automated decision-making technologies (collectively, “AI technologies”) continue to evolve, our existing and potential customers may leverage these capabilities to develop or enhance their own solutions that could reduce or eliminate the need for our solutions. Our current competitors include, but are not limited to, customers’ internally developed proprietary solutions, which may be accelerated by evolving AI technologies; P&C insurance software vendors such as Duck Creek, Majesco, Origami Risk, Sapiens, and DXC Technology; horizontal software vendors such as SAP SE, Salesforce, and ServiceNow; and enterprise AI platform providers and new market entrants utilizing AI technologies.
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
Intellectual Property
Our success and ability to compete depend in part upon our ability to protect our proprietary technology, to establish and adequately protect our intellectual property rights, and to protect against third-party claims and litigation related to intellectual property. To accomplish these objectives, we rely on a combination of patent, trademark, copyright, and trade secret laws in the U.S. and other jurisdictions, as well as license agreements and other contractual protections. We own or have pending patents and patent applications, which generally apply to our software. Our owned patents have expiration dates ranging from 2026 to 2039. We also rely on several registered and unregistered trademarks, as well as pending applications for such registrations, in order to protect our brand both in the U.S. and internationally.
Information about Segment and Geographic Revenue
Information about geographic revenue is set forth in Note 2 “Revenue” and information about segment reporting is set forth in Note 13 “Segment Information” to our consolidated financial statements included in this Annual Report on Form 10-K.
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenue and cash receipts have historically been recognized in our fourth fiscal quarter. Because we recognize revenue upfront for term licenses compared to over time for subscription services, an increase in term licenses due to renewals or expansion orders, or a decrease from migrations or non-renewals may impact our quarterly results. Additionally, any significant multi-year term license renewal or non-renewal could impact quarterly results and cash flows. Subscription sales now represent the significant majority of total sales and, as a result when compared to term license sales, the revenue we recognize in the initial fiscal year of an order is lower, deferred revenue is higher, and our total reported revenue growth may be adversely affected in the near term due to the ratable nature of these arrangements. Over time, this ratable revenue dynamic has and will dampen the impact of seasonality on our revenue. However, our cash flows remain subject to seasonal variations and will most likely remain concentrated in the fourth fiscal quarter due to the annual billing arrangements of our customer contracts.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue and subscription revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. Our second fiscal quarter usually has fewer billable days due to the impact of calendar year end holidays. Our fourth fiscal quarter usually has fewer billable days due to the impact of vacations taken by our services professionals. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
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
We provide access to a recording of our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we also provide notifications on our investor relations website of news or announcements regarding our financial performance, including our filings with the Securities and Exchange Commission (“SEC”), investor events, press releases, and earnings releases. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Corporate governance information, including our governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” Corporate sustainability information is available on our website and is located at www.guidewire.com/corporate-sustainability. The contents of our websites, including any information contained in reports or other resources found on such websites, are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Any references to our websites are intended to be inactive, textual references only.

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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include the following:
•our quarterly and annual results have fluctuated significantly and may continue to fluctuate significantly due to a number of factors, including economic conditions, shifts in investor sentiment regarding our industry, including with respect to AI and technological displacement, customer behavior, contract provisions and changes, operational costs and reliability, seasonality, and other uncertainties, which has impacted, and could continue to impact, our stock price;
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
•issues in the development, adoption, deployment, workforce use, and maintenance of AI technologies, combined with an uncertain regulatory environment, may result in reputational harm, operational disruptions, liability, or other adverse consequences to our business operations;
•our ability to expand adoption of our cloud-based subscription offerings, migrate existing term license customers to cloud-based offerings on a subscription basis, and manage long-term pricing commitments in our customer contracts that are based on available information and estimates about future costs that may change;
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
•exposure to risks in relation to data security incidents or breaches of our cloud-based products, including increasingly sophisticated, AI-accelerated cyberattacks that may outpace our defensive measures, unauthorized access to our customers’ or employees’ data, and the related impact on our ability to effectively operate our cloud environment for our customers;
•required compliance with current and evolving local data privacy and cybersecurity laws and regulations in all jurisdictions where we have customers, and our ability to maintain the security of our customers’ data and our cloud-based products, appropriately limit the use of information, and manage related costs and liabilities incurred;
•retaining existing and hiring new personnel, maintaining our company culture, and managing a hybrid and geographically distributed workforce; and

•exposure to market risks, including geographical and global events, supply chain disruptions, inflation, political and regional conflicts, interest rates, foreign currency exchange rates, tariffs, and financial markets’ volatility, all of which have impacted or may impact our stock price and its volatility and our customers, partners, vendors, or our business operations.

Risks Related to Our Business and Industry
We have experienced, and may continue to experience, significant quarterly and annual fluctuations in our results of operations due to a number of factors.
Our quarterly and annual results of operations have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. This variability has led, and may continue to lead to volatility in our stock price as investors and research analysts respond to quarterly fluctuations. In addition, comparing our results of operations on a period-to-period basis, particularly on a sequential quarterly basis, may not be meaningful. You should not rely on our past results as an indication of our future performance.
Factors that may affect our results of operations include:
•the impact of economic downturns, recessions, or market volatility caused by inflation, deflation, financial instability, public health crises, geopolitical conflicts, and trade uncertainties, which may negatively affect our partners and vendors, or cause a delay, failure to execute, collection issues, or cancellation of significant customer agreements and professional service arrangements;
•our ability to attract new domestic and international customers and renew existing customers;
•seasonal buying patterns of our potential customers and our ability to sell additional software and services to existing customers;
•the proportion and timing of subscription sales as opposed to term licenses, and the variations in revenue recognition between these contract types;
•renewals or modifications of customer contracts or term licenses with duration greater than one year;
•increases in costs related to cloud operations, cybersecurity, product development, and services;
•our ability to expand market adoption of cloud-based services, including the impact of our customers transitioning from term licenses to subscription services;
•erosion in services margins or significant fluctuations in services revenue caused by changing customer demand, negotiated professional services billing rates, investments in customer implementation and migration projects, utilization rates, or fixed fee contracts;
•our ability to negotiate and maintain favorable terms with customers and prospects that possess substantial negotiating leverage, as well as our ability to avoid penalties or renegotiations triggered by failures to meet contractual obligations such as service levels, implementation times, and product delivery;
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
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. Further, due to multi-year term licenses and multi-year term license renewals, timing and pricing of cloud-based subscription services, timing of and billing rates for professional services engagements, and other ongoing aspects of our business, it is challenging to forecast our quarterly and annual results.

We believe our ability to adjust spending quickly enough to compensate for a potential revenue shortfall is limited and our inability to do so could magnify the adverse impact of a potential revenue shortfall on our results of operations. If we fail to achieve our quarterly forecasts, if our forecasts fall below the expectations of investors or research analysts, or if our actual results fail to meet the expectations of investors or research analysts, our stock price has declined in the past and may decline in the future.
Our reliance on a relatively small number of P&C insurance customers for a significant portion of our revenue and ARR and the substantial negotiating leverage of these customers could adversely affect our business, results of operations, and financial condition.
Our revenue and ARR are dependent on orders from customers in the P&C insurance industry, which may be adversely affected by worldwide economic, environmental, public health, and political conditions. A relatively small number of customers have historically accounted for a significant portion of our revenue. The composition of our individual top customers has varied and will continue to vary from year to year. Our ten largest customers accounted for 21% and 20% of our revenue in fiscal years 2026 and 2025, respectively. Additionally, our ten largest customers based on ARR accounted for 20% of total ARR at July 31, 2026. Customers for these metrics are calculated at the parent corporation level, while our total customer count is based on entities that have placed orders for our services or products. While we expect this reliance to decrease over time as our revenue, customer base, and subscription services as a percentage of revenue grow, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue and ARR for the foreseeable future. As a result, if we fail to successfully sell our products to one or more of these anticipated customers in any particular period or fail to identify additional potential customers, or if such customers purchase fewer of our products or professional services, defer or cancel orders, fail to renew their license or subscription agreements, or otherwise terminate or reduce their relationship with us, our business, results of operations, and financial condition would be harmed. Additionally, if one or more of these anticipated customers enters into or transitions to a subscription agreement in any particular period, or if we fail to achieve the required performance or acceptance criteria for one or more of this relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly.
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
The typical sales cycle for our products is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, often involves a significant operational decision by our customers, and could be affected by factors outside of our control. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products, the potential cost savings achievable by organizations deploying our products, and the benefits and risks associated with cloud-based services. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size, timing, and terms of the initial contract until very late in the sales cycle, which affects our ability to accurately forecast revenue and ARR. In addition, if we commit to include specific features in our base product offering at the request of a customer or group of customers, we may be unable to recognize revenue until the specific features have been delivered with our products or be subject to penalties or costs. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our products will be operational or that once implemented our products will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties and costs and/or making additional resource commitments, which would adversely affect our business and results of operations.

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
The market for our products is intensely competitive and rapidly evolving. The competitors we face in any sale opportunity may change depending on, among other things, the line of business purchasing the software, the application or service being sold, the geography in which the customer is operating, and the size of the insurance carrier to which we are selling. For example, we are more likely to face competition from small independent firms when addressing the needs of small insurers. We may also face competition from new market entrants, specialized AI companies, enterprise AI platform providers, and cloud-based vendors that utilize innovative technologies, including AI technologies, to compete with or disrupt portions of our business. These competitors may compete on the basis of price, total cost of ownership, security, innovative technologies such as AI technologies, the time and cost required for implementation, custom development, or unique product features or functions. Outside of the U.S., we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge, and pre-built content applicable to that jurisdiction. We also compete with vendors of horizontal software products that may be customized to address needs of the P&C insurance industry.
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
As we expand our product portfolio, we may begin to compete with software and service providers we have not competed against previously. Such potential competitors offer digital engagement and data and analytics tools that may, in time, become more competitive with our offerings.
If our competitors’ products, services, or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we are, if their products or services are more technologically capable than ours (including, without limitation, as a result of new or better use of evolving AI technologies), or if our customers or potential customers replace our solutions with custom-built software, then our revenue could be adversely affected.
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
Our current and potential competitors may also establish cooperative relationships among themselves or with third parties to further enhance their resources and offerings. Market consolidation may increase as current or potential competitors may be acquired by other vendors or third parties with greater available resources. As a result of such acquisitions or consolidation, our current or potential competitors might be more able than we are to adapt quickly to new technologies and customer needs, to devote greater resources to the promotion or sale of their products, to initiate or withstand substantial price competition, or to take advantage of emerging opportunities by developing and expanding their product offerings more quickly than we can. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such relationships or acquisitions. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition could be materially and adversely affected.
Failure to manage our expanding operations effectively could harm our business.
We have experienced consistent growth and expect to continue expanding our operations, including increasing the number of employees and broadening the locations and scope of our international operations. Additionally, we operate a hybrid work environment in which a large portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis, which brings challenges to managing our business and workforce. Specifically, we may be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations. Our expansion, combined with the complexity of managing a hybrid and geographically distributed workforce, has placed, and will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Further, our ability to expand geographically depends, in large part, on our ability to attract, retain, and integrate managers with the appropriate skills to lead the local business and employees. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our customers, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our customers, our reputation could suffer and our ability to attract new customers may be harmed.
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
Issues in the development, adoption, deployment, workforce use, and maintenance of AI technologies, combined with an uncertain regulatory environment, may result in reputational harm, operational disruptions, liability, or other adverse consequences to our business operations.
We use internally developed and third-party AI technologies across our products and internal business operations, and are continuing to make investments in expanding such AI capabilities. We consider AI to be an important driver of our future growth, product innovation, and internal business operations, although, as with many technological innovations, there are significant risks involved in developing, maintaining and deploying these capabilities and there can be no assurance that the usage of or our investments in such technologies will always enhance our products, reduce implementation complexity or costs, improve service margins, or be beneficial to our overall efficiency or profitability.
Furthermore, our ability to offer and utilize AI capabilities depends on the continued availability, performance, and cost of third-party infrastructure, hardware, and foundational AI models. Developing, testing, and deploying AI systems may increase our operating expenses due to the intensive computing power involved. Service disruptions, unfavorable pricing changes, model deprecation, unannounced changes to model performance or behavior, or a failure by third-party model providers to secure proper licenses or training data consents could constrain our product roadmap and increase operating expenses.

Additionally, the complexity of our products that incorporate AI technologies could result in unforeseen delays or expenses, undetected defects, bugs, system misconfigurations, or new cybersecurity or data privacy vulnerabilities. These challenges may harm the market acceptance of our offerings, damage our reputation, cause service level credit penalties or implementation disruptions, cause significant remediation expenses, and harm our business, results of operations, and financial condition.
As our use of AI technologies evolves, we may in the future license certain data from third parties or open-source databases to develop and train our models. If we choose to leverage such data, we would depend on third party assurances that the data was obtained lawfully, and we cannot be certain that licensors of open-source datasets have sufficient rights to make them available. If we utilize such data in the future and are deemed to not have sufficient rights to it, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in U.S. and other courts against developers of AI technologies. Additionally, as our product offerings evolve, we are developing extensible platform capabilities that will allow our customers and partners to integrate or plug-in third-party foundational AI models into core applications. To the extent we facilitate these integrations, we cannot guarantee that such users will not purposely or accidentally use AI technologies for improper purposes, including disseminating illegal, inaccurate, defamatory, or harmful content, intellectual property infringement or misappropriation, furthering bias or discrimination, cybersecurity attacks, data privacy violations, or to develop competing technologies, or that the measures we implement to prevent such improper use will be effective. Such improper use by any our customers utilizing these third-party models through our platform could adversely affect our business, reputation, and financial condition or subject us to legal liability.
The models underlying our AI technologies may experience decay (also known as “model drift”) in which their performance and accuracy decrease over time without further human intervention to correct such decay. AI technologies may also create content, software code, system configurations, or analytical insights that appear facially correct but are factually inaccurate, biased, or flawed. Additionally, certain AI tools may execute unexpected or erroneous automated actions across our products, services, and solutions. Our customers, employees, or others may rely on or use such factually incorrect or flawed content or automated actions to their detriment and we may offer AI solutions that draw scrutiny or controversy due to their perceived or actual societal impact. Any of these issues could expose us to brand or reputational harm, customer attrition, competitive harm, additional costs, and/or legal liability. If our AI technologies development, deployment, oversight, or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of AI solutions or cause harm to individuals, customers or society, or result in our offerings not working as intended or producing unexpected outcomes. The use of AI by our workforce presents additional cybersecurity, confidentiality, and intellectual property rights risks. Because the legal landscape regarding intellectual property rights in AI technologies remains unsettled, our use of such technologies may lead to allegations of infringement or misappropriation. Employee or contractor engagement with authorized or unapproved AI tools could inadvertently expose our proprietary source code, trade secrets, or confidential customer data to public model training sets or third parties. Incorporating generative AI code-assist tools into our software development lifecycle or customer deployments may introduce additional bugs and vulnerabilities and could also expose us to third-party IP infringement claims if outputs are deemed “substantially similar” to copyrighted third-party code, impair our ability to obtain and enforce copyright or intellectual property protection on AI-generated software outputs, risk losing proprietary protection due to open-source commingling, or result in third-party tool providers retaining rights in generated code.
Moreover, the regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI. Additionally, existing laws and regulations may be interpreted or enforced in ways that would affect our use of AI technologies. For example, evolving legal and regulatory frameworks targeted at AI technologies, such as the EU Artificial Intelligence Act, the EU Product Liability Directive as revised, and emerging U.S. federal and state standards, may require us to modify our data handling, model governance and compliance practices. Compliance with these diverse and evolving regulations may be costly or disruptive to our operations, increase our expenses, and restrict our ability to deploy specific AI features in certain markets, which may hinder our customers’ ability to adopt our AI-enabled products. Furthermore, any actual or perceived failure to successfully navigate these complex requirements could subject us to regulatory investigations, administrative fines, or operational restrictions that could harm our business.
Further, the development of next-generation solutions that utilize new and advanced features using or incorporating AI technologies involves making predictions regarding the willingness of the market to adopt such technologies over legacy solutions. The market for products and services that incorporate AI technologies is rapidly evolving, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. We may be required to commit significant resources to developing new products, tools, and capabilities before knowing whether such investment will result in products that the market will accept.
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
The market for our products is constantly evolving, and our pricing and packaging decisions are made based on the best information available at the time, but future outcomes may differ significantly from our expectations. We are continually analyzing and refining our pricing and packaging models to adapt to this dynamic environment. For example, we may need to change our pricing in future periods in response to market demands, inflation, tariffs, and interest rate environment, or increased costs, especially for the third-party costs that we incur to operate and secure our cloud infrastructure. Our contracts are often multi-year in duration and our inability to foresee changing events could impact the profitability of certain contracts. Further, as competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively in each market. In addition, if our mix or bundle of products sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition. In addition, we cannot predict whether our current or prospective customers, or the market in general, will accept these changes. If these adjustments do not gain acceptance, our business and operational results could be adversely affected. Failure to identify an optimal pricing and packaging strategy may harm our business and operational outcomes. Should customers reject our new or modified pricing plans, we may face increasing challenges in attracting new customers and retaining existing ones, particularly if we apply new pricing models to current customer subscriptions.
If we are unable to expand adoption of our cloud-based subscription offerings, or if we fail to meet stipulated service levels, our results of operations could be harmed.
To address demand trends in the P&C insurance industry, we offer customers the use of our software products primarily through a cloud-based offering sold on a subscription basis. Our subscription business model has required, and will continue to require, a considerable investment of technical, operational, financial, legal, and sales resources. Our software and cloud services involve the storage and transmission of customer data, including in some cases, personal data, and security incidents or breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, harm to our reputation, and other liabilities for us. Our cloud offerings will continue to be the focus of existing resources, require us to hire additional resources, and increase costs, especially in cost of subscription and support revenue, cost of services revenue, and research and development, in any given period. We may not be able to efficiently scale such investments to meet customer demand and expectations, which may impact our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services, such as the cost of third-party infrastructure on which we rely to host our subscription services, may be difficult to predict over time. Furthermore, we may assume greater responsibilities for implementation of subscription services due to our operating and maintaining the cloud environment for our customers. As a result, we may face risks associated with new and complex implementations or migrations, the cost of which may differ from original estimates. Our subscription contracts also contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs have taken, and could in the future take, the form of monetary credits for current or future service engagements, reduced fees for additional services or products or upon renewal of existing agreements, and a customer’s renegotiation or refusal to pay its contractually obligated subscription or service fees.
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

•we may enter into agreements with future product delivery requirements, specified terms for product upgrades or functionality, acceptance terms, future product discounts, early termination rights, or unconditional return rights, which may require us to delay revenue recognition for a period of time; and
•revenue recognition may not occur in the period when the order is placed due to certain revenue recognition criteria not being met, such as delivery of the software or providing access to the subscription services.
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
We provide our customers with upfront estimates regarding the duration, resources, and costs associated with the migration and implementation of our products. Failure to meet these upfront estimates and the expectations of our customers could result from inadequate initial assessments, changes in project scope, our product capabilities, or professional service engagements performed by us, our SI partners, or our customers’ employees, the latter two of which are beyond our direct control. The consequences could include, and have included, monetary credits for current or future service engagements, reduced fees for additional products or upon renewal of existing products, renegotiation or modification of existing contracts that could potentially result in reversals of previously recognized revenue, or a customer’s refusal to pay its contractually obligated fees. In addition, time-consuming or difficult migrations and implementations may also increase the amount of services personnel we must allocate to the project, potentially without commensurate compensation, thereby increasing our costs, lowering our services margin, and adversely affecting our business, results of operations, and financial condition.
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
Our subscription and support revenue was 66% and 61% of total revenue for fiscal years 2026 and 2025, respectively. Our subscription and support revenue produces lower gross margins than our license revenue. The gross margin of our subscription and support revenue was 73% and 68% for fiscal years 2026 and 2025, respectively, while the gross margin for license revenue was 99% for both fiscal years 2026 and 2025. We expect that subscription revenue will continue to increase as a percentage of total revenue as we contract with new cloud customers and existing customers migrate from term licenses to subscription services. Additionally, we are incurring expenses to operate our cloud services and manage our cloud operations which may not result in an improvement of our subscription and support gross margin. These trends, along with other factors, some of which may be beyond our control, may adversely affect our overall gross and operating margins. These other factors include the percentage of new customers that enter into subscription services agreements as compared to term license agreements, the revenue impact of allocating total contract consideration between license revenue and subscription and support revenue when existing customers transition from term license to subscription services agreements, investments in certain cloud implementations to assist our customers with their migration to our cloud services, continued growth and efficiency of our cloud operations and technical support teams, and the impact on the global economy as a result of economic volatility, inflation, tariffs, or other global events and disasters.
Further, our services revenue was 18% of total revenue for both fiscal years 2026 and 2025. Our services revenue produces significantly lower gross margin than either our license revenue or our subscription and support revenue and has at times been negative. If we experience an increase in the percentage of total revenue represented by services revenue, due to acquisitions or other factors, such increase could reduce our overall gross and operating margins. Fluctuation in our services revenue can result from several factors, some of which may be beyond our control, including change in customer demand for our services team’s involvement in the implementation of and migration to new products, the rates we charge or discounts we offer for our services, our ability to bill our customers for all time incurred to complete a project, the extent and quality of implementations and migrations provided by our SI partners, the extent to which we subcontract services to those SI partners, and the impact on the global economy as a result of economic volatility, inflation, tariffs, or other global events and disasters. Additionally, the failure to improve, or the erosion of, our services margin, whether due to discounts related to encouraging customers to enter into cloud agreements or otherwise, particularly in combination with any increase in services revenue, could adversely affect our overall gross and operating margins. Our services margin may erode if we hire and train additional services personnel to support cloud-based services or markets prior to having customer engagements, if we make investments in customer migrations from self-managed term licenses to subscription services, if we enter into fixed fee services arrangements, if our services personnel are underutilized, if we subcontract out services without an adequate markup, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without receiving commensurate compensation.
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
We sell our products to customers located outside the U.S., and we are continuing to expand our international operations as part of our growth strategy. In fiscal years 2026 and 2025, $537.5 million and $431.6 million of our revenue, respectively, was from customers outside of the U.S. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:
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
•geographic and political conflicts, such as the war between Russia and Ukraine, ongoing conflicts in the Middle East, and the tensions in the South China Sea;
•the burdens and costs of complying with a wide variety of foreign laws and legal standards, including without limitation any new or evolving laws and regulations relating to the use of data, climate-related disclosures, operational resilience, data protection and privacy, particularly in the European Union (“EU”) and the United Kingdom (“U.K.”);
•compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act of 2010 and other anti-corruption regulations, particularly in emerging market countries;
•compliance by international staff with accounting practices generally accepted in the U.S., including adherence to our accounting policies and internal controls;
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
As we increase the number of products we offer, increase the number of countries in which we operate, and incorporate new technologies and capabilities into our products (including, without limitation, the use of AI, generative AI, and machine learning technologies), the complexity of adjusting our offerings to comply with legal and regulatory changes will increase.
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
Our business strategy includes the potential acquisition of shares or assets of companies with software, cloud-based services, technologies, as well as businesses that are complementary to ours. Our strategy also includes alliances with such companies. We have made several acquisitions in the past, and we may continue to pursue transactions that we believe could complement or expand our solutions. From time to time, we also invest in private growth-stage companies to support strategic initiatives, and such investments involve the risk of partial or total loss of capital and may not generate a return. Acquisitions, alliances, and strategic investments are inherently risky and may result in unforeseen operating difficulties and expenditures, be dilutive to earnings, negatively impact margins, and fail to generate the anticipated benefits. In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel, or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, retain existing customers or sell acquired products to new customers, or adequately test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Our due diligence may fail to identify all of the problems, liabilities, or challenges, and our mitigation strategies for identified issues may not be effective. As a result, we may overpay, fail to achieve expected synergies or earnings accretion, or incur unexpected costs, any of which could harm our business, prospects, financial condition, results of operations, cash flows, or stock price.
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
Our products and business involve the collection, storage and processing of customer data and, in some cases, information that relates to individuals and/or constitutes personal data (including from our employees, business partners and others, and, in some cases, from our customers), and our products may provide business critical software and analytics necessary for our customers’ operations. As such, we may be an attractive target for data security attacks that threaten the confidentiality, integrity, and availability of our information technology systems and confidential information. Security incidents or breaches could result in public disclosure of confidential information or personal information, loss or modification of data affecting our customers’ operations, fraud or theft, ransom demands, or other misuse of confidential information or personal information, which in turn could result in our cloud services being perceived as not being secure, a reduction in customers using our products, as well as litigation, breach of contract claims, indemnity obligations, additional reporting requirements and/or oversight, restrictions on processing data, and other liabilities, all of which could lead to loss of revenue, a diminished ability to retain existing or attract new customers due to reputational harm, fines, costs, or other penalties or sanctions. While we have taken, and are continually updating and enhancing, steps to protect the confidential information, customer data and personal data that we steward, including confidential information we may obtain through our customer support services or customer usage of our cloud-based services, our security measures or the security measures of companies we rely on could be breached. We rely on third-party technology and systems for a variety of information technology systems and related products and services, including, without limitation, cloud computing services, encryption and authentication technology, employee collaboration tools, content delivery to customers, back-office support, and other functions. Our ability to control or prevent breaches of any of these systems may be beyond our control. Any failure by a third party to prevent or mitigate data security incidents, breaches or improper access to, or use, acquisition, disclosure, alteration or destruction of customer data could have adverse consequences for us. Because techniques used to obtain unauthorized access or infiltrate, sabotage, disable or degrade systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures despite our efforts in implementing and deploying security measures.
Furthermore, as AI technologies continue to advance rapidly, threat actors are leveraging these evolving capabilities to create novel and sophisticated attack methods that are increasingly automated, targeted, coordinated, and more difficult to defend against. The broad availability of these AI technologies can enable less-skilled threat actors to initiate attacks and significantly increase the velocity, frequency, scale, and impact of security incidents across our software supply chain and cloud environment. The risk that offensive AI capabilities may evolve faster than defensive security measures, including any AI-powered defensive tools we deploy, creates an asymmetric threat environment that exists across the broader technology landscape. Whether accelerated by AI or utilizing traditional methods, these attack vectors may include social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, the introduction of malicious code embedded in open source software, or the exploitation of bugs, misconfigurations or vulnerabilities in software or hardware that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Although we have developed systems and processes designed to protect our and our customers’ data, prevent loss or unauthorized modification of data, ensure only authorized use of services, and prevent other cybersecurity incidents or breaches, including systems and processes designed to reduce the impact of a security incident or breach to a third-party vendor, such measures cannot provide absolute security, and our systems may be vulnerable to malware or physical or electronic break-ins that our security measures may not be able to detect, investigate, remediate or recover from, or to avoid a material adverse impact to our information technology systems, confidential information, supply chain or business. Moreover, we have acquired and continue to acquire companies whose systems may contain cybersecurity vulnerabilities and/or unsophisticated security measures, which may expose us to significant cybersecurity, operational, and financial risks. Because our products are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own information technology systems and/or confidential information as well. Furthermore, members of our workforce who work remotely may utilize remote networks and hardware that are less robust or reliable than our corporate infrastructure, which could expose us to increased cybersecurity vulnerabilities, compromised internet infrastructure, and business disruptions.
We cannot ensure that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in all instances, and even if fully implemented, they may not fully protect our information technology systems or confidential information. Furthermore, given the potential limitations of scanning tools and the complex nature of systems, software and services like ours, even if we regularly identify and track security vulnerabilities, we may be unable to comprehensively apply patches, confirm that measures are in place to mitigate all such vulnerabilities, or ensure that patches are applied before vulnerabilities are exploited by a threat actor. Individuals, including our employees and contractors, who circumvent our security measures may misappropriate proprietary, confidential, or personal data held by or on behalf of us, disrupt our or our customers’ operations, damage our systems, or otherwise damage our business. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. In addition, we may need to expend significant resources to protect against cybersecurity incidents or breaches or mitigate the impact of any such incidents or breaches. Any or all of these issues that adversely impact the availability, integrity or confidentiality of our information technology systems or confidential information could negatively impact our ability to attract new customers or to increase engagement with existing customers, could cause existing customers to elect not to renew their term licenses or subscription agreements, or could subject us to third-party lawsuits (including class actions), regulatory investigations and enforcement actions, fines and penalties, other action or liability, and/or significant incident response, system restoration or remediation and future compliance costs, which could adversely affect our business, results of operations, financial condition, or reputation. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
In addition, data security incidents or breaches could expose us to liability under various laws and regulations across jurisdictions, increase the risk of litigation and governmental or regulatory investigation, and increase our costs for compliance. For example, we may need to notify governmental authorities and/or affected individuals with respect to certain cybersecurity incidents or breaches in light of a growing number of laws, including those in the European Economic Area (“EEA”), U.K., and the U.S. Complying with such numerous and complex regulations in the event of a cybersecurity incident or breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a cybersecurity incident or breach.
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
As adoption of our cloud-based products expands, the amount of customer data and transaction-level data that we manage continues to increase. We anticipate that over time, we will continue to expand the use and collection of personal data as greater amounts of such personal data may be transferred from our customers to us. We recognize that privacy and data security has become a significant issue in the U.S., Europe, the U.K., and many other jurisdictions where we operate, and we and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements. Even though we believe we are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. In addition, we depend on our vendors to comply with such requirements, and any failure by them to do so may subject us to liability or other adverse consequences.

Many federal, state, and foreign legislatures and government agencies have imposed, are considering imposing, or are considering changing restrictions and requirements about the collection, use, and disclosure of personal data. New, or changes to existing, laws or regulations affecting privacy could impose additional costs and liabilities, including fines, on us, require us to implement new processes, and limit our use of such information to add value for customers, including, for example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), and other state privacy laws enacted in recent years. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the U.S., which has created a patchwork of overlapping but different state laws, which we may become subject to directly or by contract. Additionally, we may be considered a service provider to “financial institutions” under the Gramm-Leach Bliley Act (the “GLBA”). The GLBA includes a “Safeguards Rule,” which imposes obligations on financial institutions, and indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of personal data. New EU laws related to the use of data, including the Digital Services Act and the EU Data Act, may impose additional rules and restrictions on the use of the data in our products. Additionally, evolving regulations aimed at enhancing financial sector resilience, such as the Digital Operational Resilience Act, may impact our operations by requiring adaptations for risk management and compliance, potentially leading to increased costs and operational adjustments. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to significant fines, penalties, and damages resulting from potential litigation, including class action lawsuits, proceedings or actions by individuals, consumer rights groups, government agencies, or others, if we fail or are perceived to fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements, and could incur significant costs in investigating and defending such claims. The costs of compliance with, and other burdens imposed by, evolving privacy and data-protection laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand, and, depending on how these evolving rules are interpreted, may require updates or adjustments to our contract terms.
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
In addition, the GDPR restricts transfers of personal data outside the EEA to countries without adequate privacy protections, such as the U.S., unless an appropriate safeguard specified by the GDPR such as the Standard Contractual Clauses is implemented. We (and many other companies) have and may in the future be required to adopt additional measures to accomplish and maintain legitimate means for the transfer and receipt of personal data from the EU to the U.S. and other countries. As data protection authorities continue to issue guidance and orders on personal data export mechanisms or take enforcement action, we could suffer additional costs, complaints, regulatory investigations, or fines. If we are unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Although we believe that our products do not infringe upon the intellectual property rights of third parties, we cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights or that third parties will not assert infringement or misappropriation claims against us with respect to current or future products, or that any such assertions will not require us to enter into royalty arrangements, result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.
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
We attempt to protect our intellectual property, technology, and confidential information by generally requiring our employees and consultants to enter into confidentiality agreements and assignment of inventions agreements and third parties to enter into nondisclosure agreements, all of which offer only limited protection. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our confidential information, intellectual property, and technology, unauthorized third parties may gain access to our confidential proprietary information, develop and market services or products similar to ours, or use trademarks similar to ours, any of which could materially harm our business and results of operations. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Existing U.S. federal, state, and international intellectual property laws offer only limited protection. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the U.S., and many foreign countries do not enforce these laws as diligently as governmental agencies and private parties in the U.S. Moreover, policing our intellectual property rights is difficult, costly, and may not always be effective. Furthermore, allowing members of our workforce to work remotely may create intellectual property risks if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws.
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

Additionally, we have licensed, and may license in the future, intellectual property rights from third parties, and the licenses we receive to such intellectual property rights may not provide exclusive or unrestricted rights in all fields of use and in all territories in which we may wish to develop or commercialize our products in the future and may restrict our rights to offer certain products in certain markets or impose other obligations on us in exchange for our rights to the licensed intellectual property. If we violate the terms of any of our license agreements, such as by failing to make specified payments or failing to comply with quality control standards, a licensor may have the right to terminate our license. Even if we comply with all the terms of a license agreement, we cannot guarantee that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain or renew our material license agreements could result in a loss of revenue and negatively impact our results of operations.
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
We prepare our consolidated financial statements to conform to U.S. Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the SEC, Financial Accounting Standards Board (“FASB”), and various bodies formed to interpret and create accounting rules and regulations. Accounting standards, or the guidance relating to interpretation and adoption of standards, could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public. We cannot predict the impact of future changes to accounting principles or our related accounting policies on our financial statements going forward. If we are unsuccessful in adapting to the requirements of any new standard, or if changes to our business model create new risks, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline.
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
We rely on various software applications to accurately maintain our books and records and prepare our financial statements, and are in the process of updating our quote-to-cash process, including our customer quoting, contracting, revenue, and billing. While we have invested significant resources, including additional personnel and third-party consultants, to implement these applications, we may experience difficulties during or following the transition. Any errors in our new applications could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, maintain appropriate internal controls and processes, file our quarterly or annual reports with the SEC, and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Data integrity problems or other issues may be discovered even after the transition is complete which, if not corrected, could impact our business, reputation, or results of operations. If we encounter unforeseen difficulties with our implementation, our business, operations, and results of operations could be adversely affected.
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
We are subject to federal, state, and local income taxes in the U.S. and in foreign jurisdictions in which we operate. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in, interpretations of, and guidance regarding tax laws, including impacts of the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, Economic Security Act of 2020, the Inflation Reduction Act of 2022, the One Big Beautiful Bill Act of 2025, and certain OECD proposals, including the implementation of the global minimum tax under the Pillar Two model rules.
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
The affirmative vote of the holders of at least a majority of our shares of capital stock entitled to vote is generally necessary to amend or repeal the above provisions that are contained in our amended and restated certificate of incorporation. Also, absent approval of our board of directors, our amended and restated bylaws may only be amended or repealed by the affirmative vote of the holders of at least a majority of our shares of capital stock entitled to vote.
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
The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the Northern District of California will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), as we are based in the State of California. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees (including, without limitation, any claims in respect of stockholder nominations of directors as permitted under our amended and restated bylaws), which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the U.S. District Court for the Northern District of California may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
We cannot guarantee that any share repurchase program will be fully consummated or it will enhance stockholder value, and share repurchases could affect the price of our common stock.
In January 2026, our board of directors authorized and approved a share repurchase program of up to $500.0 million of our outstanding shares of common stock, following the completion of our previous $400.0 million share repurchase program authorized in September 2022. As of July 31, 2026, $31.9 million of our share repurchase program remained available for future repurchases. Share repurchases under our share repurchase program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing, pricing, and size of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. Our share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. Our share repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves. Additionally, certain of our share repurchases have been, and may be in the future, subject to the 1% excise tax introduced in the Inflation Reduction Act, which increases the cost of share repurchases.
General Risk Factors

If we are unable to retain our personnel, maintain our company culture, and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
Our future success depends upon our ability to continue to attract, train, integrate, and retain highly skilled talent across various critical roles, such as executive leadership, sales, professional services, cloud operations, security, and software engineering, particularly those with backgrounds in AI technologies and cloud-based offerings. Our inability to attract and retain qualified employees and key personnel, or delays in hiring required personnel, including attrition, retention and delay issues due to macroeconomic and other factors beyond our control, may seriously harm our business, results of operations, and financial condition. Any one of our executive officers and other key employees could terminate his or her relationship with us at any time. The loss of one or more of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executive officers, could significantly delay or prevent us from achieving our business and/or development objectives and could disrupt or materially harm our business. Although we strive to reduce the challenges of any transition, failure to ensure effective transfer of knowledge and a smooth transition could disrupt or adversely affect our business, results of operations, financial condition, and prospects.
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
Furthermore, we believe that our company culture has played a critical role in our success and our ability to retain top talent. We operate a hybrid work environment in which a significant portion of our workforce works either in-person on a part-time basis or remotely on a permanent basis. As a result, preservation of our company culture has become more difficult. Hybrid and remote working arrangements may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Additionally, this operating model could decrease our workforce’s ability to collaborate, train new hires and communicate effectively, decrease innovation and productivity, and negatively affect morale and retention rates. Any failure to maintain our company culture could harm our competitive position.
Because of the technical nature of our products and the dynamic market in which we compete, any failure to attract, integrate, and retain qualified personnel, effectively manage a hybrid workforce, and maintain our corporate culture could harm our ability to generate sales, deliver consulting services, manage our customers’ cloud environments, or successfully develop new products and enhancements of existing products.
Servicing our indebtedness requires a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial indebtedness.

As of July 31, 2026, we had outstanding an aggregate principal amount of $690.0 million of our convertible senior notes due November 2029 (the “2029 Convertible Senior Notes”). In addition, we have available a $300.0 million senior revolving credit facility, arranged by a syndicate of financial institutions. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt, or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Geopolitical and macroeconomic factors, such as the war between Russia and Ukraine, ongoing conflicts in the Middle East, tensions in the South China Sea, high interest rates, tariffs, financial instability and crises, pandemics, and supply chain issues, have added to global economic and market volatility. Our past business and financial results, including our ARR growth rates, services revenue, and margins, have been adversely impacted due to the disruptions resulting from such events, and may be again in the future. Such global events have disrupted and may again disrupt the normal operations of our customers’ businesses and our SI partners’ businesses. The related impacts of global events on the global economy could decrease or delay technology spending and adversely affect demand for our products. Further, our sales and implementation cycles could increase, which could result in contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue, if any, or difficulty in accurately forecasting our financial results. Additionally, our customers may be unable to pay outstanding invoices or may request amended payment terms due to the economic impacts from such global events and related implementation delays. As a result of such developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, capitalized software development costs, or goodwill. Due to the continuing and evolving nature of such global events, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts and effects on our business, results of operations, or financial condition.

In addition, these conditions may make it difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles, delay or increase pricing pressures on services engagements, or result in cancellations of planned purchases. Moreover, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an accounts receivable allowance, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on information technology, delaying or canceling information technology projects, or seeking to lower their costs by renegotiating vendor contracts. Furthermore, the increased pace of consolidation in the P&C insurance industry may result in reduced overall spending on our products and professional services. Acquisitions of customers or potential customers can delay or cancel sales cycles or result in existing arrangements not being renewed, and because we cannot predict the timing or duration of such acquisitions, our results of operations could be materially impacted.

Further, to the extent global events adversely affect our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Factors outside of our control, including, but not limited to, natural catastrophes, geopolitical instability, and adverse financial market disruptions, may adversely impact the P&C insurance industry or third parties we rely on, preventing us from expanding or maintaining our existing customer base and harming our business.

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes that impact our business, our customers, or third parties we rely on can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, typhoons, windstorms, earthquakes, hail, tornadoes, explosions, volcanic eruptions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism, armed conflict, or uncertainty in the geopolitical landscape, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East, as well as the escalation of tensions in the South China Sea, could cause disruptions to our business or our customers’ businesses or the economy as a whole. Additionally, adverse developments that may affect certain financial institutions and the banking system as a whole, such as events involving liquidity that are either rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity concerns. The risks associated with natural catastrophes, the geopolitical landscape, terrorism, and bank failures are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recent events such as hurricanes, wildfires, heatwaves, earthquakes, and flooding in various regions illustrate the potential severity of such occurrences and their significant impact on P&C insurers. Such events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone purchases and professional service engagements or to discontinue existing projects.
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
In the event the conditional conversion feature of the 2029 Convertible Senior Notes is triggered, the holders thereof will be entitled under the terms of the 2029 Indenture to convert their 2029 Convertible Senior Notes at their option. As of July 31, 2026, the conditional conversion feature of our 2029 Convertible Senior Notes was not triggered. If the conditional conversion feature of the 2029 Convertible Senior Notes is triggered and one or more holders elect to convert their 2029 Convertible Senior Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, in certain circumstances, such as conversions by holders or redemption, we could be required under applicable accounting rules to reclassify all or certain of the outstanding principal of such series of notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We maintain various internationally recognized security certifications and aim to adopt best practices from industry-leading frameworks and standards for cybersecurity and cloud computing, including, without limitation, the International Organization for Standardization 27001 certification, SOC 2, U.S. NIST Cybersecurity Framework (CSF), and the CIS Critical Security Controls. This does not imply that we have met any particular technical standards, specifications, or requirements, only that we use these frameworks, industry best practices, and standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
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
We have not experienced any cybersecurity incidents to date that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, we face ongoing cybersecurity risks, including threats that might become more sophisticated and effective over time, and we cannot anticipate when or the extent to which cybersecurity incidents or breaches will materially affect the Company. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”
Governance
Board Oversight
Our board of directors (“Board”), by way of our Risk Committee, oversees management of cybersecurity and other information technology risks. The Risk Committee receives periodic reports from management on our cybersecurity risks and control structure. In addition, management updates the Risk Committee, as necessary, regarding cybersecurity incidents.
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

Management Oversight
The assessment and management of our material risks from cybersecurity threats is led primarily by our CISO, as well as leaders from our Product Development, Legal and Compliance, and Information Technology functions. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has over 20 years of experience in the technology sector, including 18 years dedicated to information security. He has held multiple executive security roles in a large Fortune 500 company, overseeing product security, mergers and acquisitions security, marketplace security, and enterprise security. He holds a Bachelor of Science in Information Systems Management and a Masters of Business Administration.
Our management team periodically receives information on our cybersecurity program designed to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include periodic briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

Item 2.Properties
Our corporate headquarters in San Mateo, California consists of approximately 79,000 square feet, for which we recently signed a new lease extending our term through December 2034. As of July 31, 2026, we lease additional facilities for our sales, services, development, operations and administrative activities in various locations in the U.S. and around the world, including in the Americas, Europe, and Asia-Pacific. We lease all of our facilities and do not own any real property.
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
On July 31, 2026, the last trading day of our fiscal year 2026, the last reported sale price of our common stock on the New York Stock Exchange was $151.94 per share. As of July 31, 2026, we had 31 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our repurchase of equity securities during the three months ended July 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Programs (2)
May 1, 2026 - May 31, 2026	—	$—	—	$241
June 1, 2026 - June 30, 2026	864,026	$115.61	864,026	$141
July 1, 2026 - July 31, 2026	784,149	$138.67	784,149	$32
(1) Amounts exclude commissions.
(2) On January 8, 2026, we announced that our board of directors authorized and approved a share repurchase program of up to $500.0 million of our outstanding common stock. We began repurchasing shares under this program during the second quarter of fiscal year 2026. During the three months ended July 31, 2026, we entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under this program. The repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time. There is no stated expiration date for the program.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite-Total Return Index and S&P Software & Services Select Industry Index for the period from July 31, 2021 through July 31, 2026. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

	7/31/2021	7/31/2022	7/31/2023	7/31/2024	7/31/2025	7/31/2026
Guidewire Software, Inc.	$100.00	$67.47	$73.63	$130.27	$196.37	$131.89
NASDAQ Composite-Total Return Index	$100.00	$85.05	$99.35	$122.82	$148.43	$179.39
S&P Software & Services Select Industry Index	$100.00	$70.60	$83.62	$91.87	$110.05	$107.85

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
We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended July 31, 2025, filed on September 11, 2025, for reference to discussion of the fiscal year ended July 31, 2024, the earliest of the three fiscal years presented.
Overview
Guidewire is the platform that property and casualty (“P&C”) insurers rely on to engage with customers, innovate, and operate more efficiently. Our platform combines core systems of record with digital, analytics, and predictive and generative AI capabilities. We serve insurers of all sizes, ranging from global carriers to regional and local providers, helping them navigate a rapidly changing insurance market.
Our foundational core products, InsuranceSuite and InsuranceNow, are delivered as a cloud-based subscription service leveraging our proprietary cloud platform which we refer to as Guidewire Cloud Platform (“GWCP”). These products serve as transactional systems of record, fully supporting insurance operations, including product definition, pricing and rating, underwriting, policy administration, billing, and claims management.
In addition, we provide digital engagement offerings that enable seamless sales, pricing and rating solutions, and enhanced claims experiences for policyholders, agents, vendors, and field personnel. Our analytics products allow insurers to manage and use data more effectively, gain business insights, improve operational efficiency, and underwrite emerging risks. To support insurers worldwide, we localize our products to address diverse regulatory, language, and currency requirements. Additionally, we provide Guidewire Marketplace which offers a vetted collection of insurtech applications.
InsuranceSuite is a highly configurable and scalable product, delivered as a service, and primarily comprised of five core applications (PolicyCenter, ClaimCenter, BillingCenter, PricingCenter, and UnderwritingCenter) that can be subscribed to separately or together. These applications are built on and optimized for our GWCP architecture and leverage our in-house cloud operations team. InsuranceSuite is designed to support multiple releases each year to accelerate delivery of new capabilities and ensure that cloud customers remain on the latest version and gain fast access to our innovation efforts. Additionally, InsuranceSuite embeds digital, analytics, and generative AI capabilities natively into our platform. Most new sales and implementations are for InsuranceSuite.
InsuranceNow is a complete, cloud-based application that offers policy administration, claims management, and billing functionality, plus pre-integrated document production, analytics, and other capabilities, that increases agility without adding complexity. Like InsuranceSuite, InsuranceNow is hosted on GWCP and managed by our internal cloud operations team. InsuranceNow is currently only available in the U.S. and Canada, and is generally suited to mid-market carriers and managing general agents, who are highly cost sensitive and whose needs are often not as complex as a typical InsuranceSuite customer.
We reach customers directly through our global sales team and in partnership with third-party global system integrators (“SIs”). Because our platform is central to insurers’ operations, customer evaluation cycles are often extensive, particularly when multiple products are involved or when insurers are moving to GWCP for the first time. Sales processes typically include detailed due diligence and customer reference checks. Our growth depends on continuously enhancing existing products, introducing new capabilities, ensuring efficient cloud operations, and expanding local or market-specific content.
We sell our products primarily through subscription services for our platform and cloud-delivered products. We generally price our subscription services for core products based on the amount of Direct Written Premium (“DWP”) managed on our platform, with certain cloud-delivered products priced based on usage and associated resource consumption. Initial subscription agreements are generally five years in duration, with annual renewals thereafter. In some instances, we have customers that sign contracts with an initial term of seven years or longer. Subscription revenue is recognized ratably over the contract term. We also offer term licenses, primarily for existing on-premise customers, as well as support and professional services. Support is typically priced as a percentage of license fees and recognized ratably. Professional services are generally billed monthly on a time-and-materials basis; however, certain services engagements are based on a fixed fee, and revenue is recognized on a percentage of completion basis.

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
Our track record of success with customers and their implementations is central to maintaining our strong competitive position. We rely on our global services team and SI partners to ensure that teams with the right combination of product, business, and language skills are used in the most efficient way to meet our customers’ implementation and migration needs. We have extensive relationships with SI, consulting, technology, and other industry partners. Our network of partners has expanded as interest in and adoption of our platform has grown. Our strong relationships with leading SI partners enhance our direct sales through co-marketing efforts and by providing additional market validation of the distinctiveness and quality of our offerings. We encourage our partners to pursue joint sales initiatives, obtain certifications related to our products, and drive broader adoption of our technology, helping us grow our business more efficiently and enabling us to focus our resources on continued innovation and further enhancement of our solutions.
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
We face a number of risks in the execution of our strategy, including, but not limited to, risks related to fluctuations in our results due to factors largely outside of our control, reliance on sales to a relatively small number of large customers and the related substantial negotiating leverage of these customers, lengthy and variable sales and implementation cycles, competing effectively in the global market, growing our business and managing our expanding operations, development, adoption, deployment, workforce use and maintenance of AI in an evolving regulatory environment, making long-term pricing commitments based on cost estimates that may change, expanding market adoption of our cloud-based offerings, maintaining customer satisfaction and renewals, cost-effectively and securely managing the infrastructure of our cloud-based customers, and the impact of these and other factors, including the impact of AI on the insurance and software industries, on our stock price and its volatility. In response to these and other risks we might face, we continue to invest in many areas of our business, including product development, cloud operations, cybersecurity, introduction of new products and/or new features, implementation and migration services, and sales and marketing.
Seasonality
We have experienced seasonal variations in our license revenue and, to a lesser extent, in our subscription revenue as a result of increased customer orders in our fourth fiscal quarter, which is the quarter ending July 31. We generally see significantly increased orders in our fourth fiscal quarter due to efforts by our sales team to achieve annual incentives. As a result, a significantly higher percentage of our annual license revenue and cash receipts have historically been recognized in our fourth fiscal quarter. Because we recognize revenue upfront for term licenses compared to over time for subscription services, an increase in term licenses due to renewals or expansion orders, or a decrease from migrations or non-renewals may impact our quarterly results. Additionally, any significant multi-year term license renewal or non-renewal could impact quarterly results and cash flows. Subscription sales now represent the significant majority of total sales and, as a result when compared to term license sales, the revenue we recognize in the initial fiscal year of an order is lower, deferred revenue is higher, and our total reported revenue growth may be adversely affected in the near term due to the ratable nature of these arrangements. Over time, this ratable revenue dynamic has and will dampen the impact of seasonality on our revenue. However, our cash flows remain subject to seasonal variations and will most likely remain concentrated in the fourth fiscal quarter due to the annual billing arrangements of our customer contracts.
Our services revenue is also subject to seasonal fluctuations, though to a lesser degree than our license revenue and subscription revenue. Our services revenue is impacted by the number of billable days in a given fiscal quarter. Our second fiscal quarter, which is the quarter ending January 31, usually has fewer billable days due to the impact of calendar year end holidays. Our fourth fiscal quarter usually has fewer billable days due to the impact of vacations taken by our services professionals. Because we pay our services professionals the same amount throughout the year, our gross margins on our services revenue are usually lower in these quarters. This seasonal pattern, however, may be absent in any given year.
Global Events
Global events have adversely affected and may continue to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflationary pressures, and increased market volatility. For instance, the ongoing war between Russia and Ukraine, conflicts in the Middle East, tensions in the South China Sea, currency exchange fluctuations, changes in interest rates, changes in trade policies and practices (including the imposition of tariffs), previous bank failures in the U.S. and Switzerland, and supply chain issues have contributed to global economic and market volatility in recent years. We are unable to accurately predict the full impact that these global events will have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties.
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
Our customers may be unable to pay or may request amended payment terms for their outstanding invoices due to the economic impacts from these disruptions, and we may need to increase our accounts receivable allowances. A decrease in orders in a given period could negatively affect our revenue and ARR in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our new software subscription services orders is recognized as revenue over time. Also, the global economic impact of these disruptions could affect our customers’ DWP, which could ultimately impact our revenue as we generally price our products based on the amount of DWP that will be managed by our products. As a result of these developments and the related economic impact to our business, we may be required to record impairment related to our operating lease assets, investments, long-lived assets, capitalized software development costs, intangible assets, or goodwill.
We will continue to monitor and evaluate the nature and extent of these global events on our business.
Key Business Metrics
We use certain key metrics and financial measures not prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business, including ARR and Free Cash Flow. For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures” in this Annual Report on Form 10-K.
Annual Recurring Revenue (“ARR”)
We use ARR to quantify the annualized recurring value outlined in active customer contracts at the end of a reporting period. ARR includes the annualized recurring value of term licenses, subscription agreements, support contracts, and hosting agreements based on customer contractual terms and invoicing activities for the current reporting period, which may not be the same as the timing and amount of revenue recognized. ARR reflects all fee changes due to contract renewals, non-renewals, expansion, cancellations, attrition, or renegotiations at a higher or lower fee arrangement that are effective as of the ARR reporting date. All components of the licensing and other arrangements that are not expected to recur (primarily perpetual licenses and professional services) are excluded from our ARR calculations. In some arrangements with multiple performance obligations, a portion of recurring license and support or subscription contract value is allocated to services revenue for revenue recognition purposes, but does not get allocated for purposes of calculating ARR. This revenue allocation generally only impacts the initial term of the contract. This means that if we increase arrangements with multiple performance obligations that include services at discounted rates, more of the total contract value would be recognized as services revenue, but our reported ARR amount would not be impacted. During the fiscal year ended July 31, 2026, the recurring license and support or subscription contract value recognized as services revenue was $7.2 million.
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
As of July 31, 2026, ARR was $1,237 million, or $1,242 million based on currency exchange rates as of July 31, 2025. We measure ARR results on a constant currency basis during the fiscal year and revalue ARR at year end to current currency exchange rates. ARR grew in fiscal year 2026 by 19%, both on a reported and constant currency basis.

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

	Fiscal years ended July 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$389,716	$300,867
Purchases of property and equipment	(12,056)	(5,741)
Capitalized software development costs	(19,003)	(14,714)
Free cash flow	$358,657	$280,412

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
The estimates and assumptions requiring significant judgment under our revenue policy in accordance with ASC 606 are as follows:
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. Some of our performance obligations, such as support, implementation services, training services, and certain subscription services have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. In the circumstances when available information to determine SSP is highly variable or uncertain, such as for our term licenses, we will use the residual method.
The majority of our contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services or training services. As customers enter into a subscription agreement to migrate from an existing term license agreement, customers may, for a period of time, be under contract for self-managed licenses and support, in addition to subscription services, which may require an allocation of the transaction price to each performance obligation. New subscription agreements also typically include implementation, configuration, and training services, which may require an allocation of the transaction price to each performance obligation.
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

	Fiscal years ended July 31,
	2026	As a % of total revenue	2025	As a % of total revenue
	(in thousands except percentages)
Revenue:
Subscription and support	$970,885	66%	$731,296	61%
License	234,578	16	251,935	21
Services	269,900	18	219,228	18
Total revenue	1,475,363	100	1,202,459	100
Cost of revenue:
Subscription and support	265,203	18	235,106	20
License	1,982	—	3,624	—
Services	260,810	18	211,676	18
Total cost of revenue	527,995	36	450,406	38
Gross profit:
Subscription and support	705,682	48	496,190	41
License	232,596	16	248,311	21
Services	9,090	1	7,552	—
Total gross profit	947,368	64	752,053	62
Operating expenses:
Research and development	340,097	23	296,160	24
Sales and marketing	258,937	18	230,346	19
General and administrative	198,460	13	184,479	15
Total operating expenses	797,494	54	710,985	58
Income (loss) from operations	149,874	10	41,068	4
Interest income	48,564	3	56,625	4
Interest expense	(13,324)	(1)	(13,211)	(1)
Other income (expense), net	(20,997)	(1)	(35,087)	(3)
Income (loss) before provision for (benefit from) income taxes	164,117	11	49,395	4
Provision for (benefit from) income taxes	24,834	2	(20,409)	(2)
Net income (loss)	$139,283	9%	$69,804	6%
Comparison of the Fiscal Years Ended July 31, 2026 and 2025
Revenue
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
License
The majority of our license revenue consists of term license fees. Our term license revenue is primarily generated through license fees that are billed annually in advance during the term of the contract, including any renewals. Our term license fees are generally priced based on the amount of DWP that will be managed by our licensed software. Our term licenses are generally sold under an initial term of two years with optional annual renewals after the initial term. Term license revenue for the committed term of the customer agreement is generally fully recognized upon delivery of the software or at the beginning of the renewal term. We do enter into license arrangements that have an initial term of two or more years and renewal terms of more than one year which results in significantly higher revenue in the initial year of the committed term than arrangements for our subscription services.
Services
Our services revenue is primarily derived from implementation and migration services performed for our customers, reimbursable travel expenses, and training fees. A majority of our services engagements are billed and revenue is recognized on a time and materials basis upon providing our services, while certain services engagements are based on a fixed fee, and revenue is recognized on a percentage of completion basis.

	Fiscal years ended July 31,
	2026		2025		Change
		As a % of total		As a % of total
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription and support:
Subscription	$915,792	62%	$667,436	56%	$248,356	37%
Support	55,093	4	63,860	5	(8,767)	(14)
License	234,578	16	251,935	21	(17,357)	(7)
Services	269,900	18	219,228	18	50,672	23
Total revenue	$1,475,363	100%	$1,202,459	100%	$272,904	23%
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
Subscription revenue increased by $248.4 million compared to the prior year, primarily due to the impact of cloud transition agreements entered into and provisioned since July 31, 2025, new subscription agreements, and the renewal or extension of subscription services at the fully ramped annual fees after the initial committed term.

Support revenue decreased by $8.8 million compared to the prior year, primarily due to customers migrating from on-premise term licenses to subscription services. Support related to subscription arrangements is included in subscription revenue, as support is not quoted or priced separately from the subscription services. As customers enter into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of the total contract value between the subscription, support, and license performance obligations. As a result, we expect that the small percentage of term licenses as a percentage of total new sales and customers migrating from term licenses to subscription services will result in lower support revenue in the future.
License
Revenue related to new term licenses and multi-year term license renewals is generally recognized upfront and, as a result, no additional license revenue is recognized until after the committed term expires. As a customer enters into a subscription agreement to migrate from an existing term license agreement, the timing and amount of revenue recognized will be impacted by allocations of total contract value between license, subscription, and support performance obligations. License revenue growth has and will be negatively impacted as subscription sales are a significant majority of total new sales and as customers migrate from term licenses to subscription services instead of renewing their term licenses.
Term license revenue decreased by $17.4 million compared to the prior year, primarily due to agreements that migrate customers from a term license to a subscription service, partially offset by an increase in renewals. Ongoing revenue related to migration agreements is recorded as subscription revenue.
Services
Services revenue increased by $50.7 million compared to the prior year, primarily due to higher utilization of services employees and new subscription implementation and migration projects.
We expect our services revenue to fluctuate between periods due to changes in the volume, size, mix, and timing of our professional services engagements, and how quickly we deliver that work. Our services revenue and margins may also be affected by negotiated billing rates, utilization levels, and our use of subcontractors. Additionally, services revenue overall may continue to be impacted by investments in customer implementations and migration projects, including fixed fee or capped arrangements, to accelerate customer transition to the cloud. In these arrangements when a project extends longer than originally anticipated, the average billing rate we recognize may decrease, which can result in revenue adjustments and lower gross profit. As we continue to expand into new markets and develop new products and services, we have, and may continue to, enter into contracts with lower average billing rates, make investments in customer implementation and migration engagements, and enter into fixed price contracts, which could impact our services revenue and gross margins.
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

Cost of Revenue:

	Fiscal years ended July 31,
	2026		2025		Change
	Amount	As a % of total revenue	Amount	As a % of total revenue	($)	(%)
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$265,203	18%	$235,106	20%	$30,097	13%
License	1,982	—	3,624	—	(1,642)	(45)
Services	260,810	18	211,676	18	49,134	23
Total cost of revenue	$527,995	36%	$450,406	38%	$77,590	17%

Includes stock-based compensation of:
Cost of subscription and support revenue	$13,814		$13,953		$(139)
Cost of license revenue	—		136		(136)
Cost of services revenue	24,583		20,759		3,824
Total	$38,396		$34,848		$3,548

Cost of subscription and support revenue increased by $30.1 million compared to the prior year, primarily due to increases in cloud infrastructure expense of $14.6 million driven by increased transaction volume on our cloud services, personnel costs of $8.9 million due to higher headcount, amortization of intangible assets of $2.0 million due to newly acquired intangible assets being amortized, and royalties of $1.7 million.
We expect the cost of subscription and support revenue to increase in absolute dollars due to a greater number of customers utilizing our cloud services, continued adoption of cloud-based and AI-related product features, growth in cloud customer transaction volume, and the impact of inflation and other macroeconomic events.
Cost of license revenue decreased by $1.6 million compared to the prior year, primarily due to a decrease in personnel costs of $1.3 million, and to a lesser extent, a decrease in royalties. Personnel costs associated with the development of online training curriculum are primarily focused on our cloud services, thus contributing to the decrease in cost of license revenue.
We continue to anticipate lower cost of license revenue over time as our term license customers transition to cloud subscription agreements.
Cost of services revenue increased by $49.1 million compared to the prior year, primarily due to increases in personnel expense of $27.6 million due to higher headcount, subcontractor expense of $14.1 million due to implementations involving our SI partners, and travel expenses of $4.0 million.
We had 670 cloud operations and technical support employees and 1,015 professional services employees as of July 31, 2026 compared to 606 cloud operations and technical support employees and 873 professional services employees as of July 31, 2025.
Gross Profit:

	Fiscal years ended July 31,
	2026		2025		Change
	Amount	Margin %	Amount	Margin %	($)	(%)
	(in thousands, except percentages)
Gross profit:
Subscription and support	$705,682	73%	$496,190	68%	$209,492	42%
License	232,596	99	248,311	99	(15,715)	(6)
Services	9,090	3	7,552	3	1,538	20
Total gross profit	$947,368	64%	$752,053	63%	$195,315	26%

Our gross profit increased by $195.3 million compared to the prior year. Gross profit was primarily impacted by the increase in subscription and support gross profit due to the increase in subscription revenue from cloud migrations and new and renewed subscription orders at a rate higher than subscription and support costs. This increase was partially offset by a decrease in license gross profit due to lower license revenue as customers migrate to subscription services.
Our gross margin increased to 64% in fiscal year 2026, as compared to 63% in fiscal year 2025. Gross margin increased primarily due to the growth in subscription and support revenue which continues to outpace increases in cloud infrastructure and personnel costs.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest components of our operating expenses are personnel costs for our employees and, to a lesser extent, professional services, and software costs. In each case, personnel costs include salaries, bonuses, commissions, benefits, and stock-based compensation.
We allocate overhead such as information technology infrastructure and software expenses, information security infrastructure and software expenses, and facilities expenses to all functional departments based on headcount. As such, these general overhead expenses are reflected in cost of revenue and each functional operating expense.

	Fiscal years ended July 31,
	2026		2025		Change
		As a% of total		As a % of total
	Amount	revenue	Amount	revenue	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$340,097	23%	$296,160	24%	$43,937	15%
Sales and marketing	258,937	18	230,346	19	28,590	12
General and administrative	198,460	13	184,479	15	13,981	8
Total operating expenses	$797,494	54%	$710,985	58%	$86,508	12%

Includes stock-based compensation of:
Research and development	$49,061		$41,760		$7,301
Sales and marketing	46,720		43,270		3,450
General and administrative	47,622		41,678		5,944
Total	$143,403		$126,708		$16,695

Research and Development
Our research and development expenses primarily consist of personnel costs for our technical staff, web hosting costs, and software subscription costs.
Research and development expenses increased by $43.9 million compared to the prior year, primarily due to increases in personnel costs of $30.9 million due to higher headcount, web hosting and software subscription costs of $7.9 million, and professional services of $3.7 million.
Our research and development headcount was 1,412 as of July 31, 2026, as compared to 1,273 as of July 31, 2025.

We expect our research and development expenses to increase in absolute dollars due to investments to enhance and develop our products and services and, to a lesser extent, inflation. We continue to dedicate internal resources to develop, improve, and expand the functionality, efficiency, and security of our solutions in the cloud. Our research and development expenses may also increase as we dedicate more resources to our software development efforts, including additional costs to utilize AI tools and develop AI-driven solutions for our customers, as well as if we pursue additional acquisitions.
Sales and Marketing
Our sales and marketing expenses primarily consist of personnel costs for our sales, marketing, and customer success employees. Included in our personnel costs are commissions, which are considered contract acquisition costs and are capitalized when earned and expensed over the anticipated period of time that goods and services are expected to be provided to a customer, which we estimate to be approximately five years. Sales and marketing expenses also include travel expenses, professional services for marketing activities, and amortization of certain acquired intangibles.
Sales and marketing expenses increased by $28.6 million compared to the prior year, primarily due to increases in personnel costs of $18.9 million associated with higher headcount, which includes the impact of contract acquisition costs, travel costs of $4.9 million, and marketing and advertising expenses of $4.9 million due to customer events and increased lead generation activity, partially offset by decreases in web hosting expenses of $1.6 million and amortization of intangible assets of $0.7 million.
Our sales and marketing headcount was 553 as of July 31, 2026, as compared to 533 as of July 31, 2025.
We expect our sales and marketing expenses to increase in absolute dollars as we support new product initiatives, ongoing subscription and cloud growth, and the impact of inflation, but to grow more slowly than revenue over time. As a result, we expect sales and marketing expense as a percentage of revenue to decline as we realize efficiencies and leverage prior investments in customer success.
General and Administrative
Our general and administrative expenses include executive, finance, human resources, information technology, information security, legal, and corporate development and strategy functions, and primarily consist of personnel costs and, to a lesser extent, professional services, software costs, and cloud hosting costs.
General and administrative expenses increased by $14.0 million compared to the prior year, primarily due to increases in personnel costs of $11.2 million driven by higher headcount and stock-based compensation, bad debt expense of $1.5 million, web hosting costs of $1.1 million, and facilities costs of $1.0 million, partially offset by a decrease in software subscription costs of $1.8 million.
Our general and administrative headcount was 524 as of July 31, 2026, as compared to 487 as of July 31, 2025. General and administrative headcount includes facilities personnel whose expenses are allocated across all functional departments.
We expect that our general and administrative expenses will increase in absolute dollars due to investments required to support our strategic initiatives, grow our business, improve product and information security, compliance and reporting obligations, and inflation, but decrease as a percentage of revenue as overall hiring and investments slow.
Other Income (Expense)

	Fiscal years ended July 31,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$48,564	$56,625	$(8,061)	(14)%
Interest expense	$(13,324)	$(13,211)	$(114)	1%
Other income (expense), net	$(20,997)	$(35,087)	$14,090	(40)%
Interest Income
Interest income represents interest earned on our cash, cash equivalents, and investments.
Interest income decreased by $8.1 million compared to the prior year, primarily due to lower interest rates and lower available funds to invest due to purchases under our stock repurchase program.

Interest Expense
Interest expense includes stated interest and the amortization of debt issuance costs associated with the outstanding amount due on the aggregate principal amount of our 1.25% convertible senior notes due 2029 (the “2029 Convertible Senior Notes”) and, for the comparative fiscal year 2025, our 1.25% convertible senior notes due 2025 (the “2025 Convertible Senior Notes,” together with the 2029 Convertible Senior Notes, the “Convertible Senior Notes”). The amortization of debt issuance costs is recognized on an effective interest basis. Our 2025 Convertible Senior Notes were partially retired in October 2024 and December 2024, and were fully settled on their maturity date of March 15, 2025. Interest expense also includes commitment fees on our undrawn senior secured revolving credit facility in an aggregate principal amount of $300.0 million (the “2025 Credit Facility”) and amortization of issuance costs associated with our revolving credit agreement entered into in December 2024 recognized on a straight-line basis.
Interest expense for the fiscal year ended July 31, 2026 consists of stated interest of $8.6 million, non-cash interest expense of $3.9 million related to amortization of debt issuance costs, and commitment fees on our undrawn 2025 Credit Facility of $0.7 million. Interest expense for the fiscal year ended July 31, 2025 consists of stated interest of $9.0 million, non-cash interest expense of $3.8 million related to the amortization of debt issuance costs, and commitment fees on our undrawn 2025 Credit Facility of $0.5 million.
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
Other income (expense), net was an expense of $21.0 million for fiscal year 2026 compared to an expense of $35.1 million for fiscal year 2025. Other income (expense), net for fiscal year 2026 was primarily driven by a foreign currency loss of $22.5 million due to fluctuations in foreign currency exchange rates, compared to a foreign currency gain of $16.7 million for fiscal year 2025. Fiscal year 2025 also included $53.6 million of expense related to the retirement of a portion of our 2025 Convertible Senior Notes.
Income Taxes
We are subject to taxes in the U.S. as well as other tax jurisdictions and countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax.

	Fiscal years ended July 31,
	2026	2025	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$24,834	$(20,409)	$45,243	(222)%
Effective tax rate	15%	(41)%

We recognized an income tax expense of $24.8 million for fiscal year 2026 compared to an income tax benefit of $20.4 million for fiscal year 2025. The change in income tax for fiscal year 2026, compared to the same period a year ago, was primarily due to the significant increase in pre-tax income in the U.S., a decrease in deductions from stock-based compensation, and a decrease in the foreign-derived intangible income (“FDII”) deduction and research and development credits due to U.S. tax law changes under H.R. 1 enacted on July 4, 2025, partially offset by non-deductible debt retirement expense that did not recur in fiscal year 2026.
The effective tax rate differs from the statutory U.S. Federal income tax rate of 21% mainly due to tax deductions for stock-based compensation, research and development credits, foreign earnings taxed in the U.S., the FDII deduction, and certain non-deductible expenses, including executive compensation limitation.
Comparison of the Fiscal Years Ended July 31, 2025 and 2024
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended July 31, 2025, filed on September 11, 2025, for the discussion of the comparison of the fiscal year ended July 31, 2025 to the fiscal year ended July 31, 2024, the earliest of the three fiscal years presented in the consolidated financial statements.

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
The following table reconciles the specific items excluded from GAAP in the calculation of non-GAAP financial measures for the periods indicated below (in thousands, except share and per share data):

	Fiscal years ended July 31,
	2026	2025
Gross profit reconciliation:
GAAP gross profit	$947,368	$752,053
Non-GAAP adjustments:
Stock-based compensation	38,396	34,848
Amortization of intangibles	4,232	2,255
Non-GAAP gross profit	$989,996	$789,156

Income (loss) from operations reconciliation:
GAAP income (loss) from operations	$149,874	$41,068
Non-GAAP adjustments:
Stock-based compensation	181,799	161,556
Amortization of intangibles	6,701	5,444
Acquisition consideration holdback	1,510	177
Non-GAAP income (loss) from operations	$339,884	$208,245

Net income (loss) reconciliation:
GAAP net income (loss)	$139,283	$69,804
Non-GAAP adjustments:
Stock-based compensation	181,799	161,556
Amortization of intangibles	6,701	5,444
Acquisition consideration holdback	1,510	177
Amortization of debt issuance costs	3,939	3,758
Changes in fair value of strategic investments	(489)	2,130
(Gains) losses on sale of strategic investments	(632)	(3,671)
Retirement of debt	—	53,565
Unrealized foreign exchange rate (gains) losses(1)	22,462	(16,743)
Tax impact of non-GAAP adjustments	(61,541)	(60,902)
Non-GAAP net income (loss)	$293,031	$215,118

Tax provision (benefit) reconciliation:
GAAP tax provision (benefit)	$24,834	$(20,409)
Non-GAAP adjustments:

Stock-based compensation	40,332	25,368
Amortization of intangibles	1,488	855
Acquisition consideration holdback	341	30
Amortization of debt issuance costs	871	594
Changes in fair value of strategic investments	(90)	359
(Gains) losses on sale of strategic investments	(125)	(520)
Retirement of debt	—	7,585
Unrealized foreign exchange rate (gains) losses(1)	7,113	(3,488)
Tax impact of non-GAAP adjustments	11,610	30,119
Non-GAAP tax provision (benefit)	$86,375	$40,493

Net income (loss) per share reconciliation:
GAAP net income (loss) per share – diluted	$1.63	$0.81
Non-GAAP adjustments:
Stock-based compensation	2.13	1.89
Amortization of intangibles	0.08	0.06
Acquisition consideration holdback	0.01	—
Amortization of debt issuance costs	0.05	0.04
Changes in fair value of strategic investments	(0.01)	0.02
(Gains) losses on sale of strategic investments	(0.01)	(0.04)
Retirement of debt	—	0.63
Unrealized foreign exchange rate (gains) losses(1)	0.26	(0.19)
Tax impact of non-GAAP adjustments	(0.72)	(0.71)
Non-GAAP net income (loss) per share – diluted	$3.43	$2.51

Shares used in computing Non-GAAP net income (loss) per share amounts:
GAAP and pro forma weighted average shares – diluted	85,405,177	85,911,653
(1) During the fiscal year ended July 31, 2026, we began excluding unrealized foreign currency exchange rate (gains) losses as a non-GAAP adjustment to other income (expense), net. Accordingly, we have recast previously reported amounts in our non-GAAP schedules.
Liquidity and Capital Resources
Our principal sources of liquidity are as follows (in thousands):

	July 31, 2026	July 31, 2025
Cash, cash equivalents, and investments	$1,215,286	$1,483,197
Working capital	$522,479	$962,613
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
As of July 31, 2026, approximately $125.7 million of our cash and cash equivalents were domiciled in foreign jurisdictions. We may repatriate foreign earnings to the U.S. in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.

Revolving Credit Facility
In December 2024, we entered into a revolving credit agreement (the “Credit Agreement”), which provides for the 2025 Credit Facility in an aggregate principal amount of $300.0 million. At our discretion, it allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement. As of July 31, 2026 and 2025, there were no outstanding borrowings of revolving loans under the 2025 Credit Facility and we were in compliance with related covenants. As of July 31, 2026, there was an outstanding standby letter of credit issued under the 2025 Credit Facility in an immaterial amount.
Share Repurchase Program
In September 2022, our board of directors authorized and approved a share repurchase program of up to $400.0 million of our outstanding common stock. We began repurchasing shares under this program during the first quarter of fiscal year 2023 and completed the program in December 2025.
In January 2026, our board of directors authorized and approved a share repurchase program of up to $500.0 million of our outstanding common stock. Share repurchases under this program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company.
During the fiscal year ended July 31, 2026, we repurchased 4,085,350 shares of common stock at an average price of $148.41.
During the fiscal year ended July 31, 2025, we did not repurchase any shares of common stock.
As of July 31, 2026, we had $31.9 million available to repurchase shares under the new share repurchase program. In accordance with the Inflation Reduction Act of 2022, we anticipate being subject to excise taxes of approximately $3.1 million related to fiscal year 2026 share repurchases and our share repurchases in the future may be subject to additional excise taxes.
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
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (in thousands):

	Fiscal years ended July 31,
	2026	2025
Net cash provided by (used in) operating activities	$389,716	$300,867
Net cash provided by (used in) investing activities	$(135,977)	$(236,965)
Net cash provided by (used in) financing activities	$(578,977)	$82,293
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $88.8 million in fiscal year 2026 as compared to fiscal year 2025. The increase in cash provided by operating activities was primarily attributable to a $91.6 million increase in net income after excluding the impact of non-cash charges such as deferred taxes, stock-based compensation expense, depreciation and amortization expense, loss on retirement of debt, and other non-cash items, offset by an increase of $2.8 million of cash used in working capital activities.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $101.0 million in fiscal year 2026 as compared to fiscal year 2025. The decrease in cash used in investing activities was primarily due to lower net purchases of available-for-sale securities transactions of $140.5 million, offset by a $12.9 million increase in the acquisition of strategic investments, an increase of $11.1 million in cash paid as purchase consideration for acquisitions, higher capital expenditures and capitalized software development costs of $10.6 million, and a decrease of $4.9 million in proceeds from the sale of strategic investments.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $661.3 million in fiscal year 2026 as compared to fiscal year 2025. The increase in cash used in financing activities was primarily due to $606.3 million in cash paid for shares repurchased under the authorized and approved share repurchase programs and $3.2 million from lower proceeds from stock option exercises, offset by $26.6 million of proceeds received from the issuance of common stock under the employee stock purchase plan. Additionally, in fiscal year 2025, $613.1 million in net cash was received from the issuance of the 2029 Convertible Senior Notes and purchase of related capped calls, $532.6 million was used for the retirement and maturity of the 2025 Convertible Senior Notes, and $2.1 million was used to establish our revolving credit facility which did not recur in the current year.
Commitments and Contractual Obligations
Our estimated future obligations consist of leases, royalties, purchase obligations, debt, and taxes as of July 31, 2026. Refer to Note 7 “Debt,” Note 8 ‘’Leases,’’ Note 9 “Commitments and Contingencies,” and Note 11 “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
Off-Balance Sheet Arrangements
Through July 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. Our cash, cash equivalents, and investments as of July 31, 2026 and 2025 were $1,215.3 million and $1,483.2 million, respectively, primarily consisting of cash, money market funds, corporate debt securities, U.S. government and agency debt securities, commercial paper, asset-backed securities and non-U.S. government securities, which include state, municipal, and foreign government securities. Changes in interest rates, primarily in the U.S., affect the interest earned on our cash, cash equivalents, and investments, and their market value. A hypothetical one percent increase in interest rates is estimated to result in a decrease of $7.4 million and $5.3 million in the market value of our available-for-sale securities as of July 31, 2026 and 2025, respectively. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Additionally, our 2025 Credit Facility, which was undrawn as of July 31, 2026 and 2025, bears interest at floating rates, including (i) for U.S. Dollar-denominated loans, at our option, either the bank’s base rate plus 0.25% to 1.25% per annum or term SOFR (as defined in the Credit Agreement) plus 1.25% to 2.25% per annum, and (ii) for alternative currency-denominated loans, the applicable alternative currency rate plus 1.25% to 2.25% per annum, with margins determined based on our total net leverage ratio, thus exposing us to potential interest rate fluctuations should we decide to access the facility.
Foreign Currency Exchange Risk

Our results of operations, ARR, and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, Japanese Yen, New Zealand Dollar, Polish Zloty, and Swiss Franc, the currency of the locations within which we have significant operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency of the location in which we provide our services. However, our relationships with our customers are long-term in nature, so it is difficult to predict if our operating activities will provide a natural hedge in the future. Additionally, changes in foreign currency exchange rates can affect our financial results due to transaction gains or losses related to revaluing certain monetary asset and monetary liability balances that are denominated in currencies other than the functional currency of the entity in which they are recorded. Our monetary assets and liabilities denominated in currencies other than the functional currency of the entity in which they are recorded consist primarily of trade accounts receivable, unbilled accounts receivable, trade accounts payable, and intercompany receivables and payables. For the periods ended July 31, 2026 and 2025, we recorded a foreign currency loss of $22.5 million and gain of $16.7 million, respectively, as a component of other income (expense) in our consolidated statements of operations primarily due to currency exchange rate fluctuations. We will continue to experience fluctuations in foreign currency exchange rates. If a hypothetical ten percent change in foreign currency exchange rates were to occur in the future, the resulting transaction gain or loss is estimated to be approximately $91.0 million. As our international operations grow, we will continue to assess our approach to managing our risk relating to fluctuations in currency exchange rates.
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

Item 8.Financial Statements and Supplementary Data

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Guidewire Software, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Guidewire Software, Inc. and subsidiaries (the Company) as of July 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of revenue related to software licensing arrangements and subscriptions to cloud services with non-standard terms
As discussed in Notes 1 and 2 to the consolidated financial statements, revenue was derived principally from subscriptions to cloud services, software licensing arrangements, and implementation and other professional services. The Company recognized total revenue of $1,475.4 million for the year ended July 31, 2026. The Company’s software licensing arrangements are sold under an initial term and subscriptions to cloud services generally have a five-year term, with a customer option to renew on an annual basis after the initial term. Consideration for subscriptions to cloud services and software licensing arrangements is typically billed in advance on an annual basis over the term.
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
Santa Clara, California
September 11, 2026

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	July 31, 2026	July 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$372,887	$697,902
Short-term investments	380,175	451,541
Accounts receivable, net of allowances of $2,379 and $1,166, respectively	193,720	140,639
Unbilled accounts receivable, net	140,832	130,959
Prepaid expenses and other current assets	99,363	86,374
Total current assets	1,186,977	1,507,415
Long-term investments	462,223	333,754
Unbilled accounts receivable, net	—	670
Property and equipment, net	67,800	60,436
Operating lease assets	34,404	39,309
Intangible assets, net	16,406	12,042
Goodwill	423,267	393,978
Deferred tax assets, net	286,585	297,234
Other assets	99,283	76,261
TOTAL ASSETS	$2,576,946	$2,721,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,074	$28,797
Accrued employee compensation	146,331	140,613
Deferred revenue, net	437,181	340,253
Other current liabilities	42,911	35,139
Total current liabilities	664,497	544,802
Lease liabilities	25,206	30,687
Convertible senior notes, net	678,094	674,568
Deferred revenue, net	1,633	4,533
Other liabilities	13,828	9,279
Total liabilities	1,383,258	1,263,869
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized as of July 31, 2026 and 2025; 81,992,467 and 84,530,418 shares issued and outstanding as of July 31, 2026 and 2025, respectively	8	8
Additional paid-in capital	2,230,308	2,020,393
Accumulated other comprehensive income (loss)	(12,233)	(8,922)
Retained earnings (accumulated deficit)	(1,024,396)	(554,249)
Total stockholders’ equity	1,193,687	1,457,230
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,576,946	$2,721,099

See accompanying notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal years ended July 31,
	2026	2025	2024
Revenue:
Subscription and support	$970,885	$731,296	$549,087
License	234,578	251,935	250,176
Services	269,900	219,228	181,234
Total revenue	1,475,363	1,202,459	980,497
Cost of revenue:
Subscription and support	265,203	235,106	204,794
License	1,982	3,624	4,536
Services	260,810	211,676	187,806
Total cost of revenue	527,995	450,406	397,136
Gross profit:
Subscription and support	705,682	496,190	344,293
License	232,596	248,311	245,640
Services	9,090	7,552	(6,572)
Total gross profit	947,368	752,053	583,361
Operating expenses:
Research and development	340,097	296,160	269,381
Sales and marketing	258,937	230,346	199,033
General and administrative	198,460	184,479	167,520
Total operating expenses	797,494	710,985	635,934
Income (loss) from operations	149,874	41,068	(52,573)
Interest income	48,564	56,625	43,478
Interest expense	(13,324)	(13,211)	(6,738)
Other income (expense), net	(20,997)	(35,087)	(11,005)
Income (loss) before provision for (benefit from) income taxes	164,117	49,395	(26,838)
Provision for (benefit from) income taxes	24,834	(20,409)	(20,735)
Net income (loss)	$139,283	$69,804	$(6,103)
Net income (loss) per share:
Basic	$1.65	$0.83	$(0.07)
Diluted	$1.63	$0.81	$(0.07)
Shares used in computing net income (loss) per share:
Basic	84,186,951	83,846,793	82,291,483
Diluted	85,405,177	85,911,653	82,291,483

See accompanying notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal years ended July 31,
	2026	2025	2024
Net income (loss)	$139,283	$69,804	$(6,103)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,791)	3,668	(1,640)
Unrealized gains (losses) on available-for-sale securities	(2,788)	(217)	4,505
Tax benefit (expense) on unrealized gains (losses) on available-for-sale securities	1,047	(283)	(558)
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	221	154	(693)
Total other comprehensive income (loss)	(3,311)	3,322	1,614
Comprehensive income (loss)	$135,972	$73,126	$(4,489)

See accompanying notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance as of July 31, 2023	81,440,669	$8	$1,831,267	$(13,859)	$(617,950)	$1,199,466
Net income ( loss)	—	—	—	—	(6,103)	(6,103)
Issuance of common stock upon exercise of stock options	15,517	—	1,054	—	—	1,054
Issuance of common stock upon vesting of restricted stock units ("RSUs")	1,569,451	—	—	—	—	—
Stock-based compensation	—	—	146,700	—	—	146,700
Foreign currency translation adjustment	—	—	—	(1,640)	—	(1,640)
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	3,948	—	3,948
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	—	—	—	(693)	—	(693)
Balance as of July 31, 2024	83,025,637	$8	$1,979,021	$(12,244)	$(624,053)	$1,342,732
Net income (loss)	—	—	—	—	69,804	69,804
Issuance of common stock upon exercise of stock options	56,880	—	3,902	—	—	3,902
Issuance of common stock upon vesting of RSUs	1,473,839	—	—	—	—	—
Stock-based compensation	—	—	161,678	—	—	161,678
Purchase of capped calls	—	—	(58,788)	—	—	(58,788)
Retirement of convertible senior notes	—	—	(79,366)	—	—	(79,366)
Deferred tax asset related to debt issuance of convertible senior notes	—	—	13,952	—	—	13,952
Settlement of convertible senior notes	671,202	—	(6)	—	—	(6)
Settlement of capped calls	(697,140)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	3,668	—	3,668
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	(500)	—	(500)
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	—	—	—	154	—	154
Balance as of July 31, 2025	84,530,418	$8	$2,020,393	$(8,922)	$(554,249)	$1,457,230
Net income (loss)	—	—	—	—	139,283	139,283
Issuance of common stock under employee stock purchase plan ("ESPP") and upon exercise of stock options	213,780	—	27,332	—	—	27,332
Issuance of common stock upon vesting of RSUs	1,333,619	—	—	—	—	—
Stock-based compensation	—	—	182,583	—	—	182,583
Repurchase and retirement of common stock, including excise tax	(4,085,350)	—	—	—	(609,430)	(609,430)
Foreign currency translation adjustment	—	—	—	(1,791)	—	(1,791)
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	(1,741)	—	(1,741)
Reclassification adjustment for realized gains (losses) on available-for-sale securities, included in net income (loss)	—	—	—	221	—	221
Balance as of July 31, 2026	81,992,467	$8	$2,230,308	$(12,233)	$(1,024,396)	$1,193,687

See accompanying notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal years ended July 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$139,283	$69,804	$(6,103)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,952	23,758	22,309
Amortization of debt issuance costs	3,939	3,758	1,732
Amortization of contract costs	35,011	30,893	28,413
Stock-based compensation	181,799	161,556	146,460
Changes to allowance for credit losses and revenue reserves	2,516	526	526
Deferred income tax	8,981	(31,780)	(26,847)
Amortization of premium (accretion of discount) on available-for-sale securities, net	(6,254)	(10,326)	(12,894)
(Gains) losses on sale of strategic investments	(632)	(3,671)	(1,803)
Changes in fair value of strategic investments	(489)	2,130	1,957
Loss on retirement of debt	—	53,565	—
Other non-cash items affecting net income (loss)	(88)	186	(74)
Changes in operating assets and liabilities:
Accounts receivable	(54,868)	(3,348)	12,631
Unbilled accounts receivable	(9,193)	(38,930)	7,676
Prepaid expenses and other assets	(55,354)	(58,054)	(44,131)
Operating lease assets	4,905	4,441	8,623
Accounts payable	11,712	11,399	(18,933)
Accrued employee compensation	6,196	30,090	6,453
Deferred revenue	93,675	56,617	72,572
Lease liabilities	(4,232)	(2,891)	(7,389)
Other liabilities	4,857	1,144	4,570
Net cash provided by (used in) operating activities	389,716	300,867	195,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(859,150)	(858,571)	(615,935)
Maturities and sales of available-for-sale securities	806,049	665,012	576,886
Purchases of property and equipment	(12,056)	(5,741)	(6,362)
Capitalized software development costs	(19,003)	(14,714)	(12,165)
Acquisition of strategic investments	(14,646)	(1,772)	(1,336)
Sale of strategic investments	781	5,671	6,553
Acquisition of businesses, net of acquired cash	(37,953)	(26,850)	—
Net cash provided by (used in) investing activities	(135,977)	(236,965)	(52,359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	671,840	—
Payment for the retirement of convertible senior notes	—	(353,535)	—
Payment for the maturity of convertible senior notes	—	(179,061)	—
Purchase of capped calls	—	(58,788)	—
Payment of revolving credit facility costs	—	(2,065)	—
Proceeds from issuance of common stock under employee stock purchase plan	26,603	—	—
Proceeds from issuance of common stock upon exercise of stock options	729	3,902	1,055
Repurchase and retirement of common stock	(606,309)	—	—
Net cash provided by (used in) financing activities	(578,977)	82,293	1,055
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(969)	3,715	(2,050)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(326,207)	149,910	142,394
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	699,094	549,184	406,790
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$372,887	$699,094	$549,184

	Fiscal years ended July 31,
	2026	2025	2024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9,298	$11,796	$5,000
Cash paid for income taxes, net of tax refunds	$13,171	$7,557	$8,919
Accruals for purchase of property and equipment	$407	$2,809	$682
Accruals for capitalized software development costs	$1,537	$1,114	$920
Accrual for business acquisition purchase consideration holdback	$1,356	$987	$—

See accompanying notes to Consolidated Financial Statements.

GUIDEWIRE SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies and Estimates
Company
Guidewire Software, Inc., a Delaware corporation, was incorporated on September 20, 2001. Guidewire Software, Inc., together with its subsidiaries (the “Company”), provides a technology platform which combines core systems of record with digital, analytics, and predictive and generative AI capabilities. The Company’s technology platform supports core insurance operations, including product definition, pricing and rating, underwriting, policy administration, billing, and claims management; insights into data that can improve business decision making; and digital sales, service, and claims experiences for policyholders, agents, and other key stakeholders. The Company’s customers are primarily property and casualty insurance carriers.
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The consolidated financial statements and notes include the Company and its wholly-owned subsidiaries and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period in which the transactions occur. The effects of foreign currency translations are presented in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of the recording entity are presented in other income (expense) in the consolidated statements of operations.
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents primarily consist of commercial paper and money market funds.

Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and subject to refinement, and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, subsequent adjustments, if any, are included in the consolidated statements of operations.
Investments
Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. All investments in the periods presented have been classified as available-for-sale.
The Company classifies investments as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. Investments are recorded at fair value with unrealized holding gains and losses, net of taxes, generally included in accumulated other comprehensive income (loss). Unrealized losses related to the credit worthiness of an investment, if any, are included in other income (expense), net on the consolidated statements of operations.
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
The Company capitalizes software development costs for technology applications that provide new or significantly enhanced functionality that the Company will offer solely as a cloud-based subscription. Capitalized costs are primarily comprised of compensation for employees who are directly associated with cloud software development projects. The Company begins to capitalize costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. If any of these criteria cease being met before the software reaches its intended use, any capitalized costs related to the project will be impaired. When the software reaches its intended use, which is typically once the technology applications are available for general release, capitalized costs are amortized to cost of revenue over the estimated useful lives of the related assets, generally estimated to be three to five years. Costs incurred prior to meeting these capitalization criteria and costs incurred for training and maintenance are presented as research and development expense in the consolidated statements of operations. Capitalized software development costs are presented in property and equipment in the consolidated balance sheets.

Leases
The Company accounts for leases under Accounting Standards Codification Topic 842: Leases (“ASC 842”) issued by the Financial Accounting Standards Board. Under ASC 842, the Company determines if an arrangement is a lease at inception of the agreement. If an arrangement is determined to be a lease, an operating lease asset, also known as a right-of-use asset, and lease liability are recorded based on the present value of lease payments over the non-cancellable lease term. In connection with determining the present value of the lease payments, the Company considers only payments that are fixed and determinable at the time of commencement, including non-lease components that are fixed throughout the lease term. Variable components of the lease payments, such as utilities, maintenance, and taxes, are expensed as incurred and not included in determining the present value of the lease liability. As the Company’s leases generally do not provide an implicit rate, the Company’s incremental borrowing rate, calculated based on available information at the lease commencement date, is used in determining the present value of the lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on the Company’s understanding of its credit rating. The lease term used to calculate the lease liability and operating lease asset includes options to extend or terminate the lease if it is reasonably certain the Company will exercise that option. Operating lease assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is reflected in the consolidated statements of operations in each of the cost of revenue and operating expense categories.
The Company may also enter into agreements to sublease unoccupied office space. Any sublease payments received in excess of the straight-line rent expense related to the subleased space are recorded as an offset to operating expenses over the sublease term.
Operating leases are presented in operating lease assets, other current liabilities, and lease liabilities on the consolidated balance sheets.
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
Debt Instruments
In March 2018, the Company issued $400.0 million aggregate principal amount of 1.25% Convertible Senior Notes due March 2025 (the “2025 Convertible Senior Notes”). In October 2024, the Company issued $690.0 million aggregate principal amount of 1.25% Convertible Senior Notes due November 2029 (the “2029 Convertible Senior Notes,” and together with the 2025 Convertible Senior Notes, the “Convertible Senior Notes”).
The Company accounts for the Convertible Senior Notes as a liability measured at amortized cost. Debt issuance costs incurred in connection with the issuance of the Convertible Senior Notes are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding Convertible Senior Notes. These costs are amortized using the effective interest rate method over the terms of the Convertible Senior Notes and are included within interest expense on the consolidated statements of operations.
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

In connection with the execution of the Credit Agreement, the short-term portion of debt issuance costs is presented in prepaid and other current assets and the long-term portion of debt issuance costs is presented in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Agreement and are included within interest expense on the consolidated statements of operations.
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
No customer individually accounted for 10% or more of the Company’s revenue for the years ended July 31, 2026, 2025, and 2024. For the periods ended July 31, 2026 and 2025, the Company had one customer, which were different customers in each period, which accounted for 10% or more of the Company’s total accounts receivable.
Accounts Receivable and Allowances
Accounts receivable are recorded at invoiced amounts and do not bear interest. While the Company does not require collateral, the Company performs ongoing credit evaluations of its customers. The Company maintains an allowance for credit losses based upon the expected collectibility of its accounts receivable and unbilled accounts receivable. The expectation of collectibility is based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. Credit losses are presented in general and administrative expense while billing and other revenue adjustments are presented in the corresponding revenue financial statement line item in the consolidated statements of operations.
Revenue Recognition
The Company’s revenue is derived from contracts with customers. The majority of the Company’s revenue is derived from subscriptions to its cloud services, licensing arrangements for its software, and implementation and other professional services arrangements. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenue upon the transfer of products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. When using the term “products,” the Company is generally referring to both its subscription services and term license software.
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
Subscriptions are typically sold with a five-year initial term, but have been for seven years or more in some contracts, with a customer option to renew on an annual basis after the initial term. Term licenses have an initial term with a customer option to renew on an annual basis after the initial term. Support for term licenses follows the same contract periods. Professional services typically are time and materials contracts that last for an average period of approximately one year.
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
Self-managed software licenses and subscription services may be subject to either fixed or variable installments. Variable installments are generally subject to changes in a customer’s Direct Written Premium (“DWP”) or a customer’s Gross Written Premium (“GWP”), with certain cloud-delivered products priced based on usage and associated resource consumption. When consideration is subject to variable installments, the Company estimates variable consideration using the expected value method based on historical DWP or GWP usage to the extent that a significant revenue reversal is not probable to occur.
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
Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. Some of the Company’s performance obligations, such as support, implementation services, training services, and certain subscription services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. In circumstances when available information to determine SSP is highly variable or uncertain, such as for term licenses, the Company will use the residual method.
The majority of the Company’s contracts contain multiple performance obligations, such as when licenses are sold with support, implementation services, or training services. Additionally, as customers enter into subscription agreements to migrate from an existing term license agreement, customers may be under contract for a period of time for self-managed licenses and support, in addition to subscription services, which may require an allocation of the transaction price to each performance obligation. New and migration subscription agreements also typically include implementation, configuration, and training services, which may require an allocation of the transaction price to each performance obligation.
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
Revenue from subscription arrangements is recognized ratably over the subscription period using a time-based measure of progress as customers receive the benefits from their subscriptions over the contractually agreed-upon term. Subscription agreements generally have an initial term, with annual renewals thereafter. Consideration for subscription arrangements is typically billed in advance on an annual basis over the contract period and the annual billing may ramp over the contract period.
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
•Unbilled accounts receivable, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This situation typically occurs for subscription agreements with ramped billing schedules, which could result in unbilled accounts receivable in the early years of the committed term. This situation also occurs when the Company transfers control of self-managed software licenses to customers up-front, but invoices customers annually over the term of the license. Unbilled accounts receivable is classified as either current or non-current based on the duration of remaining time between the date of the consolidated balance sheets and the anticipated due date of the underlying receivables. Unbilled accounts receivable is evaluated for credit losses based upon the expected collectibility of future accounts receivable, customer payment history, global economic conditions, and ongoing credit evaluations of customers. Unbilled accounts receivable is presented net of allowance for credit losses, if applicable, in the consolidated balance sheets. This balance represents contract assets.
•Contract costs include contract acquisition costs, which consist primarily of sales commissions and related payroll taxes paid to sales personnel and referral fees paid to third-parties, and costs to fulfill a contract, which consist primarily of royalties payable to third-party software providers that support both the Company’s software offerings and support services. The short-term portion is presented as prepaid and other current assets. The long-term portion is presented as other assets.
•Deferred costs represent costs related to the Company’s professional services that have been deferred to align with revenue recognition. The short-term portion is presented as prepaid and other current assets. The long-term portion is presented as other assets.
•Deferred revenue, net represents amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related services or products have not been transferred to the customer. Deferred revenue consists primarily of subscriptions and support services that are billed annually in advance but recognized over time. Deferred revenue that will be realized during the 12-month period following the date of the consolidated balance sheets is presented as current. The remaining deferred revenue is presented as non-current. These balances represent contract liabilities.
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
Contract Costs
Contract costs consist of two components: contract acquisition costs and costs to fulfill a contract.
Contract acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract and the expected amortization period is greater than one year. Contract costs are classified as either current or non-current based on the duration of time remaining between the date of the consolidated balance sheets and the anticipated amortization date of the associated costs. Capitalized contract acquisition costs related to software licenses, subscriptions, and support services are amortized over the anticipated period in which the benefit is expected to be received, which the Company estimates to be approximately five years. The amortization of contract acquisition costs is presented as a sales and marketing expense in the consolidated statement of operations.
Costs to fulfill a contract, or fulfillment costs, are only capitalized if they relate directly to a contract with a customer, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. Fulfillment costs would be generally amortized over the same period of time as the contract acquisition costs. The amortization of fulfillment costs is presented as a cost of revenue in the consolidated statement of operations.
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
Advertising Costs
Advertising costs are expensed as incurred and amounts incurred were less than $0.4 million during the years ended July 31, 2026, 2025, and 2024, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company recognizes compensation expense net of actual forfeitures. The Company has granted stock options, time-based RSUs and performance-based restricted stock units (“PSUs”). RSUs and PSUs are collectively referred to as “Stock Awards.” In December 2024, the Company’s stockholders approved the 2024 Employee Stock Purchase Plan at the Company’s annual meeting of stockholders.
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
The fair value of the Company’s stock options and ESPP purchase rights is estimated at the grant date using the Black-Scholes option-pricing model. Stock options are subject to time-based vesting, which generally occurs over a period of two years. The Company recognizes compensation expense for stock options and ESPP purchase rights that contain only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock options and each offering period of the ESPP purchase rights. The inputs used in the Black-Scholes option-pricing model, which are subjective and generally require significant judgment to determine, include:
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
The effective tax rate in any given financial statement period may differ materially from the statutory rate. These differences may be caused by changes in tax regulations and resulting changes in the deferred tax valuation allowance; changes in the mix and level of income or losses; changes in the expected outcome of tax audits; permanent differences for stock-based compensation, including excess tax benefits; research and development credits; the tax rate differences between the U.S. and foreign countries; state taxes; foreign withholding taxes; certain non-deductible expenses, including executive compensation; acquisition-related expenses; and provisions under H.R. 1 setting new deduction rates for global intangible low-taxed income and foreign-derived intangible income (“FDII”) while also revising the base erosion anti-abuse tax (“BEAT”).
The Company records interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statement of operations.
Recent Adopted Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted the standard for its annual reporting effective August 1, 2025, on a prospective basis. While the standard requires additional disclosures related to the Company’s tax rate, adoption of the standard did not have any impact on the consolidated operating results, financial condition, or cash flows.
Recent Accounting Pronouncements
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
In July 2025, the FASB issued ASU No. 2025-05, Income Statement—Reporting Financial Instruments-Credit Losses (Subtopic 326-20): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The new standard will be effective and the Company will adopt it beginning August 1, 2026 on a prospective basis. The adoption of this standard will not have a material impact on the consolidated financial statements.
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
2.Revenue
Disaggregation of Revenue
Revenue by product type is as follows (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Subscription and support
Subscription	$915,792	$667,436	$477,461
Support	55,093	63,860	71,626
License(1)	234,578	251,935	250,176
Services	269,900	219,228	181,234
Total revenue	$1,475,363	$1,202,459	$980,497
(1) During the fiscal year ended July 31, 2026, no perpetual license revenue was recognized. License revenue for the fiscal years ended July 31, 2025 and 2024 includes perpetual license revenue of $0.1 million and $1.3 million, respectively.
Revenue by product type and by geography is as follows (in thousands):

	Fiscal year ended July 31, 2026
	Subscription and support	License	Services	Total
U.S.	$641,004	$125,366	$171,484	$937,854
Canada	124,782	16,510	33,748	175,040
Other Americas	15,067	2,416	3,391	20,874
Total Americas	780,853	144,292	208,623	1,133,768
Total EMEA	125,924	61,460	39,501	226,885
Total APAC	64,108	28,825	21,776	114,710
Total revenue	$970,885	$234,578	$269,900	$1,475,363

	Fiscal year ended July 31, 2025
	Subscription and support	License	Services	Total
U.S.	$485,593	$133,994	$151,272	$770,859
Canada	102,465	18,620	20,296	141,381
Other Americas	7,057	3,043	1,560	11,660
Total Americas	595,115	155,657	173,128	923,900
Total EMEA	84,991	63,947	34,646	183,584
Total APAC	51,190	32,331	11,454	94,975
Total revenue	$731,296	$251,935	$219,228	$1,202,459

	Fiscal year ended July 31, 2024
	Subscription and support	License	Services	Total
U.S.	$373,675	$133,310	$125,583	$632,568
Canada	77,414	19,704	8,643	105,761
Other Americas	6,009	3,330	2,154	11,493
Total Americas	457,098	156,344	136,380	749,822
Total EMEA	59,968	59,274	35,192	154,434
Total APAC	32,021	34,558	9,662	76,241
Total revenue	$549,087	$250,176	$181,234	$980,497
No country or region other than those listed above accounted for more than 10% of revenue during the fiscal years ended July 31, 2026, 2025, and 2024.
Customer Contract – Related Balance Sheet Amounts
Amounts related to customer contract-related arrangements are included on the consolidated balance sheets as follows (in thousands):

	July 31, 2026	July 31, 2025
Unbilled accounts receivable, net	$140,832	$131,629
Contract acquisition costs, net	$79,376	$67,922
Costs to fulfill a contract, net	$12,318	$9,415
Deferred revenue, net	$438,814	$344,786
Unbilled accounts receivable
Unbilled accounts receivable, net increased by $9.2 million primarily due to the impact of subscription orders with ramped billing schedules where billings occur later than revenue recognition, and to a lesser extent, the timing of billing on certain services projects.
As of July 31, 2026 and 2025, there was no allowance for credit losses associated with unbilled accounts receivable.
Contract acquisition costs
The current portion of contract acquisition costs of $24.2 million and $21.1 million is included in prepaid and other current assets on the consolidated balance sheets as of July 31, 2026 and 2025, respectively. The non-current portion of contract acquisition costs of $55.2 million and $46.8 million is included in other assets on the consolidated balance sheets as of July 31, 2026 and 2025, respectively. The Company amortized $22.8 million, $20.1 million, and $17.8 million of contract acquisition costs during the fiscal years ended July 31, 2026, 2025, and 2024, respectively.

Costs to fulfill a contract
The current portion of costs to fulfill a contract of $6.9 million and $5.9 million is included in prepaid and other current assets in the consolidated balance sheets as of July 31, 2026 and 2025, respectively. The non-current portion of costs to fulfill a contract of $5.4 million and $3.5 million is included in other assets in the consolidated balance sheets as of July 31, 2026 and 2025, respectively. The Company amortized $12.2 million, $10.8 million, and $10.6 million of costs to fulfill a contract during the fiscal years ended July 31, 2026, 2025, and 2024, respectively.
Deferred revenue
During the fiscal year ended July 31, 2026, the Company recognized revenue of $337.9 million related to the Company’s gross deferred revenue balance as of July 31, 2025.
Remaining Performance Obligations
The aggregate amount of consideration allocated to remaining performance obligations either not satisfied or partially satisfied, was approximately $4.3 billion as of July 31, 2026. Support services and professional services are generally satisfied within one year. Professional services under time and material contracts are not included in the remaining performance obligations calculation as these arrangements can be cancelled at any time.
3. Fair Value of Financial Instruments
Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	July 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$83,011	$19	$(178)	$82,852
Certificates of deposit	48,045	—	—	48,045
Commercial paper	44,986	—	—	44,986
Corporate bonds	459,199	179	(1,148)	458,230
Money market funds	186,954	—	—	186,954
U.S. Government agency securities	112,209	1	(462)	111,748
U.S. Government bonds	109,096	6	(572)	108,530
Total	$1,043,500	$205	$(2,360)	$1,041,345

	July 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Asset-backed securities	$69,405	$69	$(17)	$69,457
Certificates of deposit	80,970	—	—	80,970
Commercial paper	130,628	—	—	130,628
Corporate bonds	424,791	545	(138)	425,198
Foreign government bonds	1,820	11	—	1,831
Money market funds	488,854	—	—	488,854
U.S. Government agency securities	66,184	15	(70)	66,129
U.S. Government bonds	64,187	36	(39)	64,184
Total	$1,326,839	$676	$(264)	$1,327,251

The Company does not consider any portion of the unrealized losses at July 31, 2026 to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheets, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amount of unrealized gains and losses reclassified into earnings are based on the specific identification of the securities sold. The realized gains and losses from sales of securities are presented in other income (expense), net on the consolidated statements of comprehensive income (loss).

The following table summarizes the contractual maturities of the Company’s available-for-sale investments measured at fair value (in thousands):

	July 31, 2026
	Less Than 12 Months	12 Months or Greater	Total
Asset-backed securities	$15,753	$67,099	$82,852
Certificates of deposit	48,045	—	48,045
Commercial paper	44,986	—	44,986
Corporate bonds	235,937	222,293	458,230
Money market funds	186,954	—	186,954
U.S. Government agency securities	11,979	99,769	111,748
U.S. Government bonds	35,468	73,062	108,530
Total	$579,122	$462,223	$1,041,345
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

Available-for-sale investments
The following tables summarize the Company’s available-for-sale investments measured at fair value, by level within the fair value hierarchy (in thousands):

	July 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$11,993	$—	$11,993
Money market funds	186,954	—	—	186,954
Total cash equivalents	186,954	11,993	—	198,947
Short-term investments:
Asset-backed securities	—	15,753	—	15,753
Certificates of deposit	—	48,045	—	48,045
Commercial paper	—	32,993	—	32,993
Corporate bonds	—	235,937	—	235,937
U.S. Government agency securities	—	11,979	—	11,979
U.S. Government bonds	—	35,468	—	35,468
Total short-term investments	—	380,175	—	380,175
Long-term investments:
Asset-backed securities	—	67,099	—	67,099
Corporate bonds	—	222,293	—	222,293
U.S. Government agency securities	—	99,769	—	99,769
U.S. Government bonds	—	73,062	—	73,062
Total long-term investments	—	462,223	—	462,223
Total	$186,954	$854,391	$—	$1,041,345

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$53,102	$—	$53,102
Money market funds	488,854	—	—	488,854
Total cash equivalents	488,854	53,102	—	541,956
Short-term investments:
Asset-backed securities	—	11,393	—	11,393
Certificates of deposit	—	80,970	—	80,970
Commercial paper	—	77,526	—	77,526
Corporate bonds	—	220,890	—	220,890
Foreign government bonds	—	1,831	—	1,831
U.S. Government agency securities	—	13,188	—	13,188
U.S. Government bonds	—	45,743	—	45,743
Total short-term investments	—	451,541	—	451,541
Long-term investments:
Asset-backed securities	—	58,064	—	58,064
Corporate bonds	—	204,308	—	204,308
U.S. Government agency securities	—	52,941	—	52,941
U.S. Government bonds	—	18,441	—	18,441
Total long-term investments	—	333,754	—	333,754
Total	$488,854	$838,397	$—	$1,327,251

4. Acquisitions
On April 16, 2025, the Company completed its acquisition of a Poland-based insurtech company specializing in dynamic pricing software, for net cash consideration of approximately $27.9 million, subject to transaction adjustments. The measurement period for the Company’s acquisition ended on April 15, 2026, and the final allocation of the purchase consideration included goodwill of $21.4 million.
On November 7, 2025, the Company completed its acquisition of a Canada-based knowledge management platform purpose-built for the P&C insurance industry, for net cash consideration of approximately $33.4 million subject to customary transaction adjustments. The preliminary allocation of the purchase price included goodwill of $26.1 million primarily related to the expected synergies from the acquired workforce, and the opportunity to sell into and expand the Company’s customer base. The goodwill recorded is not expected to be deductible for income tax purposes. The preliminary allocation of purchase price is pending the resolution of certain post-closing matters, and is therefore subject to potential future measurement period adjustments. The measurement period will end no later than November 6, 2026.
In conjunction with the purchase price allocation for the acquired companies, the Company determined that the separately identifiable intangible assets were acquired technology and customer relationships. The valuation models were based on estimates of future operating projections of the acquired companies and rights to sell new products containing the acquired technology, as well as judgments on the discount rates used and other variables. The Company developed forecasts based on a number of factors, including future revenue and operating cost projections, a discount rate that is representative of the weighted average cost of capital, and royalty and long-term sustainable growth rates based on a market analysis. These fair value measurements were based on significant inputs that were not observable in the market and thus represents a Level 3 measurement.
Pro forma and historical financial information has not been provided as the acquisitions entered into during the years presented were not material to the consolidated financial statements.
5. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	July 31, 2026	July 31, 2025
Accounts receivable	$196,099	$141,805
Allowance for credit losses and revenue reserves	(2,379)	(1,166)
Accounts receivable, net	$193,720	$140,639

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2026	July 31, 2025
Prepaid expenses	$43,423	$32,761
Contract costs	24,190	21,084
Deferred costs	7,650	5,973
Deposits and other receivables	24,098	26,556
Prepaid expenses and other current assets	$99,363	$86,374
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	July 31, 2026	July 31, 2025
Computer hardware	$14,416	$16,076
Purchased software	5,253	5,306
Capitalized software development costs	104,798	83,021
Equipment and machinery	6,714	5,459
Furniture and fixtures	9,072	8,541
Leasehold improvements	28,060	27,164
Total property and equipment	168,314	145,567
Less accumulated depreciation	(100,514)	(85,131)
Property and equipment, net	$67,800	$60,436
During the fiscal year ended July 31, 2025, the Company entered into a revolving credit agreement, guaranteed by its material domestic subsidiaries and secured by a security interest in substantially all of the assets of the Company and each guarantor, including certain property and equipment, subject to customary exclusions. See “Note 7—Debt—Revolving Credit Facility” for further information.
Depreciation expense, excluding the amortization of capitalized software development costs, was $8.8 million, $7.2 million and $6.9 million for the fiscal years ended July 31, 2026, 2025, and 2024, respectively.
The Company recognized amortization of capitalized software development costs in cost of subscription and support revenue on the consolidated statements of operations of $14.4 million, $13.0 million, and $11.6 million during the fiscal years ended July 31, 2026, 2025, and 2024, respectively.
Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of July 31, 2025	$393,978
Additions	30,071
Foreign currency translation adjustment	(782)
Balance as of July 31, 2026	$423,267
The Company’s intangible assets are amortized over their estimated useful lives. Intangible assets consist of the following (in thousands):

		July 31, 2026			July 31, 2025
	Remaining Weighted-Average Useful Life (in years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Acquired technology	4.6	$24,079	$12,137	$11,942	$16,103	$7,986	$8,117
Customer contracts and related relationships	4.6	10,163	5,963	4,201	20,684	17,151	3,533
Trademarks	2.8	900	637	263	900	508	392
Total	4.6	$35,143	$18,737	$16,406	$37,687	$25,645	$12,042
Amortization expense was $6.7 million, $5.4 million, and $5.5 million during the years ended July 31, 2026, 2025, and 2024, respectively. The future amortization expense for existing intangible assets as of July 31, 2026, based on their current useful lives, is as follows (in thousands):

Fiscal year ending July 31,
2027	$4,160
2028	4,017
2029	3,895
2030	3,475
2031	859
Thereafter	—
Total future amortization expense	$16,406
Other Assets
Other assets consist of the following (in thousands):

	July 31, 2026	July 31, 2025
Prepaid expenses	$3,686	$5,907
Contract costs	55,186	46,838
Deferred costs	5,381	3,472
Strategic investments	35,030	20,044
Other assets	$99,283	$76,261

The Company’s other assets include strategic investments in privately held companies in which the Company does not have a controlling interest or the ability to exert significant influence. The strategic investments consist of non-marketable equity securities that do not have readily determinable market values (Level 3), which are recorded using the measurement alternative at cost less impairment and adjusts cost for subsequent observable changes in fair value, and an investment in a limited partnership, which is recorded using the net asset value practical expedient (Level 3) in accordance with ASC 820. Changes in fair value are included in other income (expense), net on the consolidated statements of operations.
The Company invested $14.6 million, $1.8 million, and $1.3 million in new strategic investments during the fiscal years ended July 31, 2026, 2025, and 2024, respectively.

The following table summarizes the unrealized and realized gains (losses) on strategic investments (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Unrealized gains (losses), net, recognized on privately held equity securities measured using net asset value	$(122)	$(1,880)	$(1,957)
Unrealized gains (losses) recognized on strategic investments using the measurement alternative	611	—	—
Impairments of strategic investments using the measurement alternative	—	(250)	—
Unrealized gains (losses), net	489	(2,130)	(1,957)
Realized gains (losses), net on sales of strategic investments	632	3,671	1,803
Gains (losses) on strategic investments, net	$1,122	$1,541	$(154)
The following table summarizes the carrying amount of the Company’s strategic investments (in thousands):

	July 31, 2026	July 31, 2025
Equity investments using the measurement alternative	$33,315	$18,263
Equity investment using net asset value	$1,659	$1,781
Convertible debt investment at original cost	$55	$—

Accrued Employee Compensation
Accrued employee compensation consists of the following (in thousands):

	July 31, 2026	July 31, 2025
Bonus	$86,824	$84,277
Commission	14,847	19,285
Vacation	10,783	8,274
Salaries, payroll taxes, and benefits	33,877	28,777
Accrued employee compensation	$146,331	$140,613
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	July 31, 2026	July 31, 2025
Lease liabilities	$11,687	$10,438
Accrued royalties	9,036	8,665
Accrued taxes	11,147	8,032
Other	11,041	8,004
Other current liabilities	$42,911	$35,139

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the fiscal years ended July 31, 2026, 2025, and 2024 (in thousands, except share and per share amounts):

	Fiscal years ended July 31,
	2026	2025	2024
Numerator:
Net income (loss)	$139,283	$69,804	$(6,103)
Net income (loss) per share:
Basic	$1.65	$0.83	$(0.07)
Diluted	$1.63	$0.81	$(0.07)
Denominator:
Weighted average shares used in computing net income (loss) per share:
Basic	84,186,951	83,846,793	82,291,483
Weighted average effect of dilutive stock options	65,014	88,673	—
Weighted average effect of dilutive stock awards	1,132,920	1,976,179	—
Weighted average effect of the ESPP purchase rights	20,292	8	—
Diluted	85,405,177	85,911,653	82,291,483
The following weighted average shares of potential common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Fiscal years ended July 31,
	2026	2025	2024
Stock options	—	—	182,082
Stock awards	676,983	19,643	3,763,725
ESPP purchase rights	3,455	2,784	—
Convertible senior notes	—	—	3,516,480
During the fiscal years ended July 31, 2026 and 2025, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2029 Convertible Senior Notes.
During the fiscal year ended July 31, 2025, there was no dilutive effect on net income (loss) per share due to maturity and settlement of the outstanding principal balance of the 2025 Convertible Senior Notes. During the fiscal year ended July 31, 2024, the average market price of the Company’s common stock did not exceed the initial conversion price of the 2025 Convertible Senior Notes.
7. Debt
2025 Convertible Senior Notes
In fiscal year 2025, the Company retired $220.9 million aggregate principal amount and $0.3 million of related debt issuance costs of the 2025 Convertible Senior Notes for $354.0 million in cash, which included related accrued interest of $0.5 million. The retirement resulted in expense of $53.6 million recorded in other income (expense), net on the consolidated statements of operations and a decrease to additional paid-in capital of $79.4 million on the consolidated balance sheets.
The 2025 Convertible Senior Notes matured on March 15, 2025 and were fully settled in fiscal year 2025 as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
2029 Convertible Senior Notes
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
The fair value of the 2029 Convertible Senior Notes was $709.9 million and $795.0 million at July 31, 2026 and 2025, respectively.
Revolving Credit Facility
At the Company’s discretion, the Credit Agreement allows flexibility for an uncommitted upsize of the aggregate principal amount of the 2025 Credit Facility or the establishment of incremental term loan facilities, in each case, as further set forth in the Credit Agreement.
The loans under the 2025 Credit Facility bear interest (i) for U.S. Dollar-denominated loans, at the Company’s option, at either (a) the bank’s base rate, plus an applicable margin ranging from 0.25% to 1.25% per annum, or (b) a term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 1.25% to 2.25% per annum, and (ii) for alternative currency-denominated loans, at the applicable alternative currency exchange rate (whether a daily rate or a term rate), plus an applicable margin ranging from 1.25% to 2.25% per annum, in each case, such applicable margins to be determined based on the Company’s total net leverage ratio.
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
The Company was in compliance with all covenants as of July 31, 2026 and 2025.
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
As of July 31, 2026 and 2025, there were no outstanding borrowings of revolving loans under the 2025 Credit Facility. As of July 31, 2026, there was an outstanding standby letter of credit issued under the 2025 Credit Facility in an immaterial amount.
As of July 31, 2026 and 2025, the unamortized debt issuance costs for the 2025 Credit Facility were $1.4 million and $1.8 million, respectively.
Net Carrying Value of Convertible Senior Notes

The net carrying value of the 2029 Convertible Senior Notes was as follows (in thousands):

	July 31, 2026	July 31, 2025
2029 convertible senior notes - principal amount	$690,000	$690,000
Less: unamortized debt issuance costs	(11,906)	(15,432)
Net carrying amount of debt	678,094	674,568
Less: current portion of convertible senior notes, net	—	—
Non-current portion of convertible senior notes, net	$678,094	$674,568
The effective interest rate of the 2029 Convertible Senior Notes was 1.8%. The if-converted value of the 2029 Convertible Senior Notes did not exceed the outstanding principal as of July 31, 2026.
Interest Expense on Debt
The following table sets forth the interest expense recognized related to our debt, consisting of our Convertible Senior Notes and the 2025 Credit Facility (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Contractual interest expense	$8,625	$8,984	$5,000
Amortization of debt issuance costs	3,939	3,758	1,732
Commitment fees	673	452	—
Total	$13,237	$13,193	$6,732
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
In connection with the March 2025 settlement of the 2025 Convertible Senior Notes, the Company received 697,140 gross shares of common stock from the settlement of the capped calls related to the 2025 Convertible Senior Notes. These shares received from the settlement of such capped calls offset the 671,202 shares issued to holders of the 2025 Convertible Senior Notes upon maturity. As a result, the Company received 25,938 net shares, which were retired, resulting in a decrease in the Company’s shares outstanding.

8. Leases
The Company’s lease obligations consist of operating leases for office facilities and equipment, with lease periods expiring through fiscal year 2032. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewal option is deemed to be reasonably certain.
In February 2023, the Company assigned the remaining lease term of its previous headquarters and concurrently entered into a sublease for office space in San Mateo, California with the same third party for its worldwide headquarters. The lease on the previous headquarters expires in 2029.
Components of operating lease costs were as follows (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Operating lease costs (1)	$14,042	$13,167	$12,537
Variable lease costs	3,777	2,428	2,344
Net operating lease costs	$17,819	$15,595	$14,881
(1) Lease expense for leases with an initial term of 12 months or less is excluded from the table above and was $0.4 million, $0.9 million, and $0.8 million in each of the fiscal years ended July 31, 2026, 2025, and 2024, respectively.
Future operating lease payments as of July 31, 2026 were as follows (in thousands):

Fiscal year ending July 31,
2027	$13,036
2028	8,104
2029	7,727
2030	5,898
2031	3,319
Thereafter	2,012
Total future lease payments	40,095
Less imputed interest	(3,202)
Total lease liability balance	$36,893

Supplemental information related to leases was as follows (in thousands, except for lease term and discount rate):

	As of July 31,
	2026	2025
Operating lease assets	$34,404	$39,309

Current portion of lease liabilities	$11,687	$10,438
Non-current portion of lease liabilities	25,206	30,687
Total lease liabilities	$36,893	$41,125

Weighted average remaining lease term (years)	4.1	4.8
Weighted average discount rate	4.5%	4.2%
Supplemental cash and non-cash information related to operating leases was as follows (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Cash payments for operating leases	$13,838	$12,473	$11,561
Operating lease assets obtained in exchange for operating lease liabilities	$8,103	$5,990	$2,621

9. Commitments and Contingencies
The Company’s contractual obligations and commitments as of July 31, 2026 are as follows (in thousands):

	Purchase commitments(1)	Debt(2)	Total
Fiscal year ending July 31,
2027	$218,069	$8,625	$226,694
2028	55,100	8,625	63,725
2029	9,437	8,625	18,062
2030	592	694,313	694,905
2031 and thereafter	503	—	503
Total	$283,701	$720,188	$1,003,888
(1) Purchase commitments represent royalty obligations and commitments to purchase goods and services, entered into in the ordinary course of business, for which a penalty could be imposed if the agreement was cancelled for any reason other than an event of default as described by the agreement. During fiscal year 2023, the Company entered into an agreement with a cloud infrastructure services provider for a total obligation of $600 million over a five-year period. Purchase commitments do not include lease obligations (refer to Note 8 “Leases” for future operating lease payments).
(2) Debt consists of principal and interest payments on the Company’s 2029 Convertible Senior Notes. The $690 million in principal will be due in the fiscal year ended July 31, 2030.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings and receives claims, arising from the normal course of business activities. The Company has not recorded any accrual for claims as of July 31, 2026 and 2025, respectively. The Company has not accrued for estimated losses in the accompanying consolidated financial statements as the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. The Company expenses legal fees in the period in which they are incurred.
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
The Company has not had to reimburse any of its customers for Losses related to indemnification provisions and no material claims against the Company were outstanding as of July 31, 2026 and 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under various SLAs and SSAs, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
10. Stock-Based Compensation Expense and Shareholders’ Equity
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, Stock Awards, and the ESPP purchase rights is included in the consolidated statements of operations as follows (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Stock-based compensation expense	$182,583	$161,678	$146,700
Net impact of deferred stock-based compensation	(784)	(122)	(240)
Total stock-based compensation expense	$181,799	$161,556	$146,460

Stock-based compensation expense is included in the following categories:
Cost of subscription and support revenue	$13,814	$13,953	$13,425
Cost of license revenue	—	136	186
Cost of services revenue	24,583	20,759	19,013
Research and development	49,061	41,760	40,213
Sales and marketing	46,720	43,270	34,590
General and administrative	47,622	41,678	39,033
Total stock-based compensation expense	181,799	161,556	146,460
Tax benefit from stock-based compensation	53,777	62,429	37,670
Total stock-based compensation, net of tax effect	$128,023	$99,127	$108,790
Total unrecognized stock-based compensation expense related to the Company’s stock options, Stock Awards, and ESPP purchase rights as of July 31, 2026 is as follows:

	Unrecognized Expense (in thousands)	Weighted Average Expected Recognition Period (in years)
Stock awards	$303,141	1.9
ESPP purchase rights	4,727	0.4
Total unrecognized stock-based compensation expense	$307,868
Stock Awards
A summary of the Company’s Stock Awards activity under the Company’s equity incentive plans is as follows:

	Stock Awards Outstanding
	Number of Stock Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2023	3,414,706	$85.68	$289,635
Granted	1,639,400	$93.63
Released	(1,569,451)	$91.48	$168,144
Canceled	(282,589)	$89.22
Balance as of July 31, 2024	3,202,066	$86.60	$480,534
Granted	1,099,795	$179.92
Released	(1,473,839)	$99.72	$284,544
Canceled	(155,165)	$95.42
Balance as of July 31, 2025	2,672,857	$117.25	$604,654
Granted	985,948	$220.10
Released	(1,333,619)	$110.89	$261,148
Canceled	(178,997)	$138.90
Balance as of July 31, 2026	2,146,189	$166.64	$326,092
Expected to vest as of July 31, 2026	2,146,189	$166.64	$326,092

(1)Aggregate intrinsic value at each period end represents the total market value of Stock Awards at the Company’s closing stock price of $151.94, $226.22, and $150.07 on July 31, 2026, 2025, and 2024, respectively. Aggregate intrinsic value for released Stock Awards represents the total market value of released Stock Awards at date of release.
In September of each year presented, certain executive officers were granted Stock Awards that cliff vest after three years, subject to continued service until such time, with the opportunity to increase the number of vested awards based on Company financial performance and, for a select number of awards issued in September 2023 and September 2024, the market performance of the Company’s common stock. The fair value of the awards will be recognized over the three-year performance period and may increase or decrease depending on the estimated attainment of Company financial performance criteria. The Company determined the fair value of the portion of the awards subject to the market performance of the Company’s common stock using a Monte Carlo simulation model, which included the following assumptions:

	Fiscal years ended July 31,
	2026	2025	2024
Performance period	*	September 11, 2024 to September 11, 2027	September 13, 2023 to September 13, 2026
3-year historical volatility	*	36.0%	35.0%
3-year risk free rate	*	3.4%	4.5%
*No stock awards with the opportunity to increase the number of vested awards based on the market performance of the Company’s common stock were granted during the fiscal year ended July 31, 2026.
For the portion of the award subject to the market performance of the Company’s common stock, stock-based compensation expense is recognized over the requisite service period regardless of whether or not the market condition is ultimately satisfied, subject to continued service over the period.
The Company recognized stock-based compensation related to PSUs of $36.0 million, $26.2 million, and $16.2 million during the fiscal years ended July 31, 2026, 2025, and 2024, respectively.
Stock Options
A summary of stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Balance as of July 31, 2023	187,572	$65.90	8.8	$3,549
Granted	—	$—
Exercised	(15,517)	$67.98		$1,061
Canceled	(5,217)	$68.39
Balance as of July 31, 2024	166,838	$65.63	7.9	$14,088
Granted	—	$—
Exercised	(56,880)	$68.60		$6,982
Canceled	—	$—
Balance as of July 31, 2025	109,958	$64.09	6.8	$17,828
Granted	—	$—
Exercised	(13,385)	$54.47		$1,926
Canceled	—	$—
Balance as of July 31, 2026	96,573	$65.42	5.9	$8,355
Vested and expected to vest as of July 31, 2026	96,573	$65.42	5.9	$8,355
Exercisable as of July 31, 2026	96,573	$65.42	5.9	$8,355

(1)Aggregate intrinsic value at each fiscal year end represents the difference between the Company’s closing stock price of $151.94, $226.22, and $150.07 on July 31, 2026, 2025, and 2024, respectively, and the exercise price of outstanding stock options. Aggregate intrinsic value for exercised options represents the difference between the Company’s stock price at date of exercise and the exercise price.
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
The Company estimated the fair value of the ESPP purchase rights using the Black-Scholes option pricing model with the following assumptions:

	Fiscal year ended July 31,
	2026	2025	2024
Expected term (in years)	0.5	0.5	*
Risk-free interest rate	3.6% - 4.0%	4.3%	*
Expected volatility	37.1% - 65.0%	42.1%	*
Expected dividend yield	—%	—%	*
*The ESPP was approved by stockholders in December 2024. Therefore, there were no ESPP purchase rights during the fiscal year ended July 31, 2024.
The Company issued 200,395 shares of common stock under the ESPP during the fiscal year ended July 31, 2026, and no shares of common stock under the ESPP during the fiscal years ended July 31, 2025 and 2024. The weighted-average grant date fair value related to rights to acquire shares of common stock under the ESPP during the fiscal years ended July 31, 2026 and 2025, was $47.45 and $63.29 per share, respectively. The Company recognized stock-based compensation related to the ESPP of $9.0 million and $0.6 million during the fiscal years ended July 31, 2026 and 2025, respectively. During the fiscal year ended July 31, 2024, no ESPP expense was recognized.
Common Stock Reserved for Issuance
As of July 31, 2026 and 2025, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share and, of these, 81,992,467 and 84,530,418 shares of common stock were issued and outstanding, respectively. As of July 31, 2026 and 2025, the Company had reserved shares of common stock for future issuance as follows:

	July 31, 2026	July 31, 2025
Exercise of stock options to purchase common stock	96,573	109,958
Vesting of stock awards	2,146,189	2,672,857
Shares available under stock plans	3,698,521	4,505,472
Shares available for ESPP	2,799,605	3,000,000
Total common stock reserved for issuance	8,740,888	10,288,287
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
In January 2026, the Company’s board of directors authorized and approved a share repurchase program of up to $500.0 million of the Company’s outstanding common stock. Share repurchases under this program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of the Company and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by the Company.
During the fiscal year ended July 31, 2026, the Company repurchased 4,085,350 shares of common stock at an average price of $148.41. During the fiscal years ended July 31, 2025 and 2024, the Company did not repurchase any shares of common stock.
The Inflation Reduction Act of 2022 imposed an excise tax of 1% on share repurchases in excess of new issuances in the fiscal year. During the fiscal year ended July 31, 2026, the Company recorded total excise tax of $3.1 million, which has been included within retained earnings (accumulated deficit), as part of the cost basis of the common stock repurchased, and other current liabilities in the consolidated balance sheets as of July 31, 2026.
As of July 31, 2026, $31.9 million remained available for future share repurchases, subject to the Company’s compliance with the terms of the Credit Agreement.

11. Income Taxes
The Company recognized an income tax expense of $24.8 million for the fiscal year ended July 31, 2026 compared to an income tax benefit of $20.4 million for the fiscal year ended July 31, 2025. The change in income tax for fiscal year 2026, compared to the same period a year ago, was primarily due to the significant increase in pre-tax income in the U.S., a decrease in deductions from stock-based compensation, and a decrease in the FDII deduction and research and development credits due to U.S. tax law changes under H.R. 1 enacted on July 4, 2025, partially offset by non-deductible debt retirement expense that did not recur in fiscal year 2026.
The effective tax rate differs from the statutory U.S. Federal income tax rate of 21% mainly due to tax deductions for stock-based compensation, research and development credits, foreign earnings taxed in the U.S., the FDII deduction, and certain non-deductible expenses, including executive compensation limitation.
The Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Domestic	$142,569	$24,752	$(44,280)
International	21,548	24,643	17,442
Income (loss) before provision for (benefit from) income taxes	$164,117	$49,395	$(26,838)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Current:
U.S. federal	$4,719	$2,050	$738
State	2,878	2,567	1,710
Foreign	3,762	4,656	3,563
Total current	11,359	9,273	6,011
Deferred:
U.S. federal	12,673	(26,188)	(22,856)
State	186	(3,729)	(3,396)
Foreign	616	235	(494)
Total deferred	13,475	(29,682)	(26,746)
Total provision for (benefit from) income taxes	$24,834	$(20,409)	$(20,735)

The Company adopted ASU 2023-09 on a prospective basis beginning with the fiscal year ended July 31, 2026. The following table reconciles differences between income taxes calculated using the statutory federal income tax rate of 21% and the provision for income taxes (in thousands):

	Fiscal years ended July 31, 2026
	Amount	%
U.S. federal income tax	$34,465	21.0%
State and local taxes, net of federal benefit(1)	3,064	1.9%
Tax credits	(8,959)	(5.5)%
Nontaxable or nondeductible items
Stock-based compensation	(20,908)	(12.7)%
Non-deductible officers’ compensation	14,187	8.6%
Other permanent differences	2,386	1.5%
Cross-border tax laws
Foreign earnings taxed in the U.S.	3,064	1.9%
FDII	(1,714)	(1.0)%
Foreign tax credits	(5,670)	(3.5)%
Other	604	0.4%
Foreign Tax Effects
Other foreign jurisdictions	(19)	—%
Withholding taxes
Argentina	2,911	1.8%
Other foreign jurisdictions	1,304	0.8%
Change in valuation allowance	768	0.5%
Other adjustments	$(649)	(0.4)%
Total provision for (benefit from) income taxes	$24,834	15.1%
(1) State taxes in Illinois, New Hampshire, New Jersey, and New York made up the majority (greater than 50 percent) of the tax effect in this category.
Differences between income taxes calculated using the statutory federal income tax rate in 2025 and 2024, respectively, and the provision for income taxes, are as follows (in thousands):

	Fiscal years ended July 31,
	2025	2024
U.S. federal income tax	$10,375	$(5,634)
State taxes, net of federal benefit	(1,200)	(1,702)
Stock-based compensation	(28,474)	(4,415)
Non-deductible officers' compensation	10,882	4,996
Foreign income taxed at different rates	(2,023)	(960)
Research tax credits	(14,884)	(12,067)
BEAT	3	(3,091)
Foreign earnings taxed in the U.S.	3,366	2,390
Non-deductible acquisition costs	—	30
Permanent differences and others	1,434	1,254
Change in valuation allowance	(5,682)	491
FDII	(5,429)	(2,027)
Debt Retirement Expense	11,223	—
Total provision for (benefit from) income taxes	$(20,409)	$(20,735)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	As of July 31,
	2026	2025
Accruals and reserves	$36,022	$26,083
Stock-based compensation	12,401	10,174
Deferred revenue	252	1,284
Capitalized research and development	152,144	168,266
Property and equipment	720	398
Lease liabilities	6,735	8,612
Convertible debt	9,475	12,086
Net operating loss carryforwards	18,788	19,385
Tax credits	170,169	158,257
Total deferred tax assets	406,706	404,545
Less valuation allowance	75,058	66,295
Net deferred tax assets	331,648	338,250
Less deferred tax liabilities:
Intangible assets	20,407	16,859
Operating lease assets	5,932	7,782
Unremitted foreign earnings	2,502	1,759
Capitalized commissions	22,435	18,831
Total deferred tax liabilities	51,276	45,231
Total net deferred tax assets	$280,372	$293,019
Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 (in thousands):

July 31, 2026
U.S. federal	$800
U.S. state and local
New York	773
Other	2,116
Total U.S. state and Local	2,889
Foreign
India	2,496
Australia	663
Aggregated withholding taxes	4,215
Other	2,108
Total Foreign	9,482
Net cash paid (refunds received) for income taxes	$13,171
As previously disclosed for the fiscal years ended July 31, 2025 and 2024, prior to the adoption of ASU 2023-09, the cash paid for income taxes, net of refunds received was $7.6 million and $8.9 million, respectively.
The Company considered both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, differences between prior book and tax profits/losses, and results of future operations, and determined that a valuation allowance was not required for a significant portion of its deferred tax assets. A valuation allowance of $75.1 million and $66.3 million remained as of July 31, 2026 and 2025, respectively, primarily related to California, U.S. Federal, and Canada deferred tax assets. The increase of $8.8 million in the valuation allowance in the current fiscal year relates primarily to net operating losses and income tax credits in certain tax jurisdictions for which no tax benefit is expected to be recognized.

As of July 31, 2026, the Company had U.S. Federal, California, and other states net operating loss (“NOL”) carryforwards of $14.2 million, $62.8 million and $128.4 million, respectively. The U.S. Federal and California NOL carryforwards will start to expire in 2032 and 2027, respectively. The NOL carryforwards in other states will primarily start to expire in various years between 2027 and 2034.
As of July 31, 2026, the Company had U.S. Federal and California research and development tax credit (“R&D credit”) carryforwards of $106.8 million and $78.1 million, respectively.
U.S. Federal R&D credit carryforwards start expiring in 2031. California R&D tax credits do not expire.
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
As of July 31, 2026, the Company has recorded a provisional estimate for foreign withholding taxes on undistributed earnings from foreign subsidiaries of $2.5 million. The Company may repatriate foreign earnings in the future to the extent that the repatriation is not restricted by local laws or there are no substantial incremental costs associated with such repatriation.
In the U.S., on July 4, 2025, H.R. 1 was signed into law. Among other provisions, the legislation reinstated immediate expensing for domestic research and experimental expenditures, extended 100% bonus depreciation for qualified property placed in service beginning January 20, 2025, and made certain other provisions of the Tax Cuts and Jobs Act permanent. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others effective in fiscal year 2027. The immediate expensing of U.S. R&D expenditures had a favorable impact to the Company’s domestic tax liability. The Company has evaluated and recognized the impacts of H.R. 1 on the Company’s consolidated financial statements.
Unrecognized Tax Benefits
Activity related to unrecognized tax benefits is as follows (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Unrecognized tax benefits - beginning of period	$25,740	$21,520	$20,518
Gross increases - prior period tax positions	—	2	231
Gross decreases - prior period tax positions	(1,043)	(134)	(2,664)
Gross increases - current period tax positions	4,209	4,352	3,435
Unrecognized tax benefits - end of period	$28,906	$25,740	$21,520
During the year ended July 31, 2026, the Company’s unrecognized tax benefits increased by $3.2 million. As of July 31, 2026, the Company had unrecognized tax benefits of $18.7 million that, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. As of July 31, 2026, the total interest and penalties related to unrecognized tax benefits was not material.
The Company, or one of its subsidiaries, files income taxes in the U.S. Federal jurisdiction and various state and foreign jurisdictions. If the Company utilizes NOL carryforwards or tax credits in future years, the U.S. Federal, state and local, and non-U.S. tax authorities may examine the tax returns covering the period in which the net operating losses and tax credits arose. As a result, the Company’s tax returns in the U.S. and California remain open to examination from fiscal years 2002 through 2026.
In January 2026, the Organization for Economic Co-operation and Development introduced new guidance including a “side-by-side safe harbor” which, if elected, exempts U.S. parented groups from certain provisions of Pillar 2. However, the election does not relieve foreign subsidiaries from certain jurisdiction-specific minimum taxes. The guidance will need to be incorporated into local tax legislation to be effective.

12. Defined Contribution and Other Post-Retirement Plans
The Company’s employee savings and retirement plan in the U.S. is qualified under Section 401(k) of the Internal Revenue Code. Employees on the Company’s U.S. payroll are automatically enrolled when they meet eligibility requirements, unless they decline participation. Upon enrollment employees are provided with tax-deferred salary deductions and various investment options. Employees may contribute up to 60% of their eligible salary up to the statutory prescribed annual limit. The Company matches employees’ contributions up to $7,500 per participant per calendar year. A majority of the Company’s foreign employees participate in post-retirement plans, for which the Company makes contributions. The Company’s contributions to its employee post-retirement plans were $18.2 million, $15.4 million, and $14.1 million for the fiscal years ended July 31, 2026, 2025, and 2024, respectively.
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
The following table presents selected financial information for the Company’s single operating segment (in thousands):

	Fiscal years ended July 31,
	2026	2025	2024
Total revenue	$1,475,363	$1,202,459	$980,497
Adjusted cost of revenue(1)	485,367	413,303	362,572
Stock-based compensation expense	38,396	34,848	32,624
Amortization of intangible assets	4,232	2,255	1,940
Total cost of revenue	527,995	450,406	397,136
Gross profit	947,368	752,053	583,361
Gross profit margin	64%	63%	59%
Adjusted operating expenses(2)	650,112	580,911	518,427
Stock-based compensation expense	143,403	126,708	113,836
Amortization of intangible assets	2,469	3,189	3,528
Acquisition holdback expense	1,510	177	143
Total operating expenses	797,494	710,985	635,934
Income (loss) from operations	149,874	41,068	(52,573)
Income (loss) from operations margin	10%	3%	(5)%
Adjusted interest income (expense) and other income (expense), net(3)	39,522	47,366	38,460
Changes in fair value of strategic investment	489	(2,130)	(1,957)
Gains (losses) on sale of strategic investment	632	3,671	1,803
Amortization of debt issuance cost	(3,939)	(3,758)	(1,732)
Retirement of debt	—	(53,565)	—
Unrealized foreign exchange rate gains (losses)	(22,462)	16,743	(10,839)
Income (loss) before provision for (benefit from) income taxes	164,117	49,395	(26,838)
Provision for (benefit from) income taxes	24,834	(20,409)	(20,735)
Net income (loss)	$139,283	$69,804	$(6,103)
(1) Adjusted cost of revenue excludes stock-based compensation and amortization of intangible assets.
(2) Adjusted operating expenses excludes stock-based compensation expense, amortization of intangible assets, and acquisition holdback expense.
(3) Adjusted interest income (expense) and other income (expense), net excludes changes in fair value of strategic investments, gains (losses) on sale of strategic investments, amortization of debt issuance costs, retirement of debt, and unrealized foreign exchange rate gains (losses).

The Company’s long-lived assets for this disclosure are defined as property and equipment and operating lease assets. The Company’s long-lived assets by geographic region are as follows (in thousands):

	July 31, 2026	July 31, 2025
Americas	$62,737	$64,255
EMEA	25,209	25,736
APAC	14,258	9,754
Total	$102,204	$99,745

14. Subsequent Events
On September 3, 2026, the Company entered into a new 90-month operating lease agreement for its worldwide headquarters in San Mateo, California. The new lease will commence on July 1, 2027, and includes an option to renew for an additional 60 months, subject to the terms of the lease agreement. Total minimum lease payments under the new lease will be approximately $41.5 million over the 90-month term.

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
Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2026, using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective, at a reasonable level of assurance, as of July 31, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2026 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect to implement new customer quoting, contracting, revenue, and billing applications for our quote-to-cash process by the end of the first quarter of our fiscal year 2027. We will take the necessary steps to monitor, maintain, and modify appropriate internal control over financial reporting during this period of system change.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees, and other covered persons. We believe our policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities. A copy of our insider trading policy and guidelines is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended July 31, 2026, and is incorporated in this report by reference.

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

Item 15.Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Financial Statement Schedules
Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes therein.
3. Exhibits

EXHIBIT INDEX
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	December 21, 2022
3.2	Amended and Restated Bylaws	8-K	3.2	December 21, 2022
4.1	Form of Common Stock Certificate of Guidewire Software, Inc.	S-1/A	4.1	January 9, 2012
4.2	Indenture, dated as of October 18, 2024, between Guidewire Software, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	October 18, 2024
4.3	Form of certificate representing the 1.25% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.5)	8-K	4.2	October 18, 2024
4.4	Description of Guidewire Software, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	Filed herewith	—	—
10.1#	Guidewire Software, Inc. Long Term Incentive Plan and Form of Notice and Restricted Stock Unit Award Agreement thereunder	10-Q	10.4	March 5, 2020
10.2#	Amended and Restated 2020 Stock Plan and forms of agreement thereunder	10-Q	10.1	December 8, 2023
10.3#	Form of Restricted Stock Unit Award Agreement for Company Employees under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.9	September 18, 2023
10.4#	Form of Global Restricted Stock Unit Award Agreement for Company Employees under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.10	September 18, 2023
10.5#	Form of Stock Option Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.11	September 18, 2023
10.6#	Form of Global Stock Option Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.12	September 18, 2023
10.7#	Form of Restricted Stock Award Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.13	September 18, 2023
10.8#	Form of Performance-Based Restricted Stock Award Agreement under the Guidewire Software, Inc. Amended and Restated 2020 Stock Plan	10-K	10.14	September 18, 2023
10.9#	Guidewire Software, Inc. Senior Executive Incentive Bonus Plan	S-1/A	10.12	December 13, 2011
10.10#	Guidewire Software, Inc. Form of Executive Agreement	10-K	10.16	September 18, 2023
10.11#	Executive Agreement between Guidewire Software, Inc. and Michael Rosenbaum, dated as of August 3, 2019	8-K	10.1	August 5, 2019
10.12#	First Amendment to Executive Agreement between Guidewire Software, Inc. and Mike Rosenbaum, dated as of November 4, 2020	10-Q	10.1	December 9, 2020

10.13#	Executive Agreement between Guidewire Software, Inc. and John Mullen, dated as of February 3, 2022	10-Q	10.1	June 7, 2022
10.14#	Form of Indemnification Agreement for directors and executive officers	S-1/A	10.1	October 28, 2011
10.15	Lease Agreement between Bay Meadows Station 2 Investors, LLC and Guidewire Software, Inc. dated as of December 18, 2017	10-K	10.11	September 19, 2018
10.16	Assignment of Lease, dated as of February 11, 2023, by and between Guidewire Software, Inc. and Roblox Corporation	8-K	10.1	March 3, 2023
10.17	Sublease, dated as of February 11, 2023, by and between Roblox Corporation and Guidewire Software, Inc.	8-K	10.2	March 3, 2023
10.18	Form of Capped Call Confirmations in relation to Convertible Senior Notes due 2029	8-K	10.1	October 18, 2024
10.19*	Credit Agreement, dated as of December 2, 2024, among Guidewire Software, Inc., as borrower, certain subsidiaries as guarantors, Bank of America, N.A., as administrative agent, and certain other lenders thereunder	8-K	10.1	December 5, 2024
19.1*	Insider Trading Policy and Guidelines	10-Q	19.1	December 6, 2024
21.1	Subsidiaries of the Registrant	Filed herewith	—	—
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith	—	—
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith	—	—
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith	—	—
97.1	Compensation Recovery (“Clawback”) Policy	10-Q	99.6	December 6, 2024
101.INS	Inline XBRL Instance Document	Filed herewith	—	—
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith	—	—
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	—	—
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—	—
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	—	—
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—	—
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith	—	—

#	Indicates management contract or compensatory plan.
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
Date: September 11, 2026

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

Signature	Title	Date

/s/ MIKE ROSENBAUM	Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2026
Mike Rosenbaum

/s/ JEFF COOPER	Chief Financial Officer (Principal Financial Officer)	September 11, 2026
Jeff Cooper

/s/ DAVID PETERSON	Chief Accounting Officer (Principal Accounting Officer)	September 11, 2026
David Peterson

/s/ MICHAEL KELLER	Director (Chairman of the Board)	September 11, 2026
Michael Keller

/s/ MARK ANQUILLARE	Director	September 11, 2026
Mark Anquillare

/s/ DAVID BAUER	Director	September 11, 2026
David Bauer

/s/ MARGARET DILLON	Director	September 11, 2026
Margaret Dillon

/s/ CATHERINE P. LEGO	Director	September 11, 2026
Catherine P. Lego

/s/ RAJANI RAMANATHAN	Director	September 11, 2026
Rajani Ramanathan

/s/ JEFFREY SLOAN	Director	September 11, 2026
Jeffrey Sloan

/s/ ALEXANDER VOLLERT	Director	September 11, 2026
Alexander Vollert